Form 10-K
period 2010-12-31
SIGNATURE GROUP HOLDINGS INC
filed 2011-07-05
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐ Yes  ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes  ☑ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes  ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010: $60,540,781

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes  ☑ No

The number of shares of common stock outstanding as of June 27, 2011

Common Stock, $0.01 Par Value — 112,639,905 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This Annual Report is being filed contemporaneously with the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010, which have not been previously filed.

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

Fremont emerged from bankruptcy on June 11, 2010 and our new management team and Board of Directors immediately set upon a corporate initiative to return the Company to compliance with its Exchange Act reporting obligations.   With a focus on preparing the Prior Delinquent Filings, the Company was not able to file with the Securities and Exchange Commission (the “Commission”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 or its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2010, September 30, 2010 and March 31, 2011.

On May 17, 2011, Signature filed a Comprehensive Annual Report on Form 10-K (“Comprehensive Form 10-K”) that included, in one comprehensive filing, business and financial information for the fiscal years ended December 31, 2009, 2008 and 2007; selected, unaudited quarterly financial information of the Company for the fiscal years 2009 and 2008, which had not been previously filed with the Commission; as well as certain disclosures of subsequent events pertaining to material events occurring up until the date of filing of the Comprehensive Form 10-K.

With the filing of this Annual Report and the simultaneous filings of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, the Company will have its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 that remains to be filed with the Commission for the Company to become current in its filing obligations under the Exchange Act.  The Company expects to be able to make its last delinquent filing during the third quarter of 2011.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	general economic conditions may be worse than expected;

•	competition among other companies with whom we compete may increase significantly;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•
changes in laws or government regulations or policies affecting our business or Fremont’s prior business related to residential mortgage lending and servicing, which are now a part of our discontinued operations;

•	we could lose key personnel or spend a greater amount of resources attracting, retaining and motivating key personnel than we have in the past;

•
our ability to successfully implement internal controls and procedures that remediate the material weakness in our internal control over financial reporting and ensure timely, effective and accurate financial reporting;

•
changes in accounting policies and practices, as may be adopted by regulatory agencies, including without limitation the Financial Accounting Standards Board, the Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	the impact of new litigation matters, or changes in litigation strategies brought against us in our business or Fremont’s prior business related to residential mortgage lending and servicing;

•	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and

•	other factors, risks and uncertainties described in this Annual Report under Item 1A - “Risk Factors,” as may be supplemented in our other filings with the Commission.

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

Signature Group Holdings, Inc., formerly known as “Fremont General Corporation”, is an externally managed financial services company that seeks to become a diversified business enterprise that is intended to generate strong, risk-adjusted return on equity while protecting shareholder capital.  We presently operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, we maintain and are managing certain assets related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  The Legacy Assets are being managed to maximize cash recoveries and value for our shareholders and will be redeployed into our long term business strategy over time.  The Company also has significant federal and state net operating loss carryforwards (“NOLs”), estimated to be approximately $882.7 million and $998.6 million, respectively, as of December 31, 2010.  The Company has established a full valuation allowance against its NOLs in the consolidated balance sheets.  The NOLs are further discussed in Note 11 ― Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

After a nearly two year reorganization process, Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada on June 11, 2010 (the “Effective Date”), which, among other things, changed Fremont’s name to Signature Group Holdings, Inc.  Previously, on May 25, 2010, the Bankruptcy Court had entered an order, as amended (the “Confirmation Order”), confirming Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 11, 2010, as amended (the “Plan”). See “B. Recent History” in Item 1 of this Annual Report for additional information related to Fremont’s bankruptcy proceedings and related events.

Since the Effective Date, the business and operations of the Company have been under new management.  Our business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was confirmed by the Bankruptcy Court and was approved by 69.6% of the Company’s then outstanding common shares, 88.7% of its then outstanding 9% Trust Originated Preferred Securities (the “TOPrS”), and a majority of all other impaired creditor classes.  With the exception of the management of the Legacy Assets, we have no plans to operate in the banking or consumer mortgage lending businesses that Fremont and FIL previously conducted.  Signature remains a financial services company and plans to continue providing financing for various commercial purposes.

Our business is primarily funded by the asset base of our reorganized company.  On the Effective Date, and pursuant to the Plan, the Company distributed approximately $280.8 million to Fremont’s creditors.  Additionally, pursuant to various settlement agreements related to residential loan repurchase liabilities, and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date.  After factoring in these significant distributions, the Company’s assets and shareholders’ equity at June 30, 2010 were approximately $157.8 million and $90.9 million, respectively.

To manage our business affairs, we entered into an Interim Investment Management Agreement dated June 11, 2010 (“Interim Management Agreement”) with Signature Capital Advisers, LLC (“SCA”), a management company that is owned and managed by experienced professionals with backgrounds and experience in commercial finance, distressed debt acquisition, merchant banking and private equity.  SCA’s principals and employees, who include Craig Noell, our Chief Executive Officer; Kenneth Grossman, our Executive Vice President; Kyle Ross, our Executive Vice President and interim Chief Financial Officer; David Collett, our Senior Vice President and Treasurer, and Thomas Donatelli, who is an executive of SCA, have an established track record of identifying, structuring, and managing transactions in our targeted business lines.  We believe these principals are well known in the business communities in which we seek to source and transact business.  See “F. Management of Signature” in Item 1 of this Annual Report for a summary of the services SCA provides to us and the terms of the Interim Management Agreement.

Signature is a Nevada corporation that was incorporated in 1972. Our corporate office is located at 15303 Ventura Blvd, Ste 1600, Sherman Oaks, CA 91403 and our phone number is (805) 435-1255. Signature’s common stock is quoted on the Pink OTC Markets, Inc. OTC Exchange under the trading symbol “SGGH.”

B.	RECENT HISTORY

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

On February 27, 2007, Fremont and FIL received a proposed Cease and Desist Order from the FDIC (the “Order”) due, in part, to the deterioration in the subprime mortgage market, which had a material adverse impact on its business and results of operations. The Order called for Fremont to make a variety of changes designed to restrict the level of lending in its subprime residential mortgage and commercial real estate business, to adopt a Capital Adequacy Plan to maintain adequate Tier-1 leverage capital in relation to its risk profile, to provide for enhanced regulatory oversight, and to mandate the retention of qualified management acceptable to the FDIC and the DFI. On March 7, 2007, Fremont formally consented to the proposed Order issued by the FDIC, without admitting to any of the allegations contained in the Order. Fremont entered into a Final Order with the DFI on April 13, 2007, which was substantially similar in content to the Order (the “DFI Order” and, along with the Order, the “Orders”).

In response to the Orders, FIL: (i) ceased originating subprime residential real estate loans and, in several transactions, sold a substantial portion of its subprime residential real estate loan portfolio; and (ii) sold a substantial portion of its commercial real estate loan portfolio and related lending platform although it retained a significant participation interest in the commercial real estate loan portfolio sold.

Notwithstanding FIL’s efforts to comply with the Orders, on March 26, 2008, the FDIC issued a Supervisory Prompt Corrective Action Directive (the “Directive”) to Fremont, which gave Fremont 60 days to either recapitalize FIL or accept an offer for FIL to be acquired by another depository institution.  In April 2008, Fremont announced terms of an agreement with CapitalSource, Inc. (“CapitalSource”), whereby CapitalSource, through a to-be-organized California industrial bank, agreed to purchase a substantial portion of FIL’s remaining assets, including all branches, and assume 100% of its deposits (the “CapitalSource Transaction”). The CapitalSource Transaction was entered into to comply with the requirements of the Directive.

On the Petition Date, Fremont filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court for nearly two years.  During such period (i) the CapitalSource Transaction was completed in July 2008; (ii) FIL relinquished its federal deposit insurance coverage from the FDIC, surrendered its California industrial bank charter to the DFI and, in connection with these matters, changed its name to Fremont Reorganizing Corporation (“FRC”); (iii) Fremont and FIL entered into several material litigation settlements; (iv) Fremont and FIL resolved and settled over one billion dollars in claims filed against FIL relating to potential repurchase obligations of the representation and warranties FIL provided to counterparties that had purchased the residential real estate loans FIL originated during the years 2002 through 2007; (v) Fremont achieved a significant recovery from settling an insurance claim equaling the policy limits of $10.0 million; and (vi) Fremont was the beneficiary of a significant change in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) that allowed the Company to carryback its NOLs generated in 2008 and record an income tax benefit of $48.4 million during the year ended December 31, 2009, which primarily related to the $24.8 million income tax refund filed with the Internal Revenue Service (“IRS”) in the fourth quarter of 2009 and approximately $23.8 million in reversals of income tax provisions related to the resolution of tax matters previously accrued.

The actions taken and events occurring during the bankruptcy proceedings provided the basis for Fremont to successfully reorganize itself on the Effective Date.  As of the Effective Date, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature.  See “E. Events Related to Our Plan of Reorganization” in Item 1 of this Annual Report for additional information about the material transactions and events as of or following the Effective Date.

C.	BUSINESS STRATEGY

We intend to create a broad based and profitable enterprise that provides various types of capital in what is commonly referred to as the “middle market,” or companies with annual revenues of $25 million to $500 million.  We believe there is a particularly acute need for ‘special situation’ financing under current market conditions, but also believe that there is a continuing opportunity in all market conditions.  We also plan to acquire operating businesses and specialized assets that we believe will generate high profit margins or have the ability to generate such margins in the near future and that are able to be acquired at low valuation multiples due to what we believe to be a particular element of a target company’s business or industry that is in transition or otherwise misunderstood by the marketplace.  As our strategy is implemented, we expect to take advantage of our NOLs.

In all of our activities, we describe our strategy as ‘opportunistic,’ a term we use to mean that we do not approach potential prospects or transactions with any preconceived parameters with respect to a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic.  Rather, we evaluate them with a focus on structures that are designed to produce high returns on capital relative to the underlying risks and we seek to manage our assets to maximize our profit and capital returns without regard to a pre-set realization event or holding period.  We believe our strategy provides us with a considerable competitive advantage over other financial service companies, financial institutions, lenders and equity investors who tend to employ a more formulaic approach. Our business may be conducted through one or multiple subsidiaries that will be owned by the Company.  We do not believe that our business and operations will result in the Company being deemed an “investment company” under the Investment Company Act of 1940.  See “Risk Factors” in Part 1A of this Annual Report for more information.

With respect to the Legacy Assets, which relate to Fremont’s prior business activities that are classified as discontinued, we are seeking to maximize our recoveries and manage the associated liabilities in a cost effective manner.  Ultimately, we will redeploy the cash generated from the Legacy Assets in our longer term business strategy.

D.	OPERATING SEGMENTS

Until we monetize the Legacy Assets, whether through sale, collection, settlement or other means, and resolve any liabilities associated thereto, we will report our financial performance under both the continuing and discontinued operating segments.  All of our activities related to our Special Situation Lending and Strategic Acquisition business lines, as well as ongoing, general corporate functions are included in the ‘continuing’ operating segment.  All of our activities related to the Legacy Assets, and associated liabilities, as well as the prosecution and defense, as applicable, of litigation matters related to Fremont’s prior business activities are included in the ‘discontinued’ operating segment.

Continuing Operations: As of December 31, 2010, Signature’s continuing operations had approximately $78.3 million in assets, or 57.8% of the Company’s total assets.  The assets of our continuing operations consisted primarily of $70.4 million in cash and equivalents and $4.2 million in commercial loans held for investment and investment securities available for sale.  Since the Effective Date, our primary source of income from our continuing operations has been interest income from cash and cash equivalents, investment securities, available for sale and loans held for investment, net.

To achieve our strategic goals and implement our business plan, we are operating in two primary business lines: (i) Special Situation Lending; and (ii) Strategic Acquisitions.

―
Special Situation Lending. In our Special Situation Lending business line, we are focusing on providing senior secured and junior secured debt financing to middle market companies in the form of newly originated commercial and industrial loans, leases, and real estate mortgages in healthy and distressed situations.  We also look to acquire similarly structured debt instruments as well as, on occasion, corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing.  Generally, the debt obligations acquired will be made at a discount to par value, or unpaid principal balance.

―
Strategic Acquisitions. In our Strategic Acquisition business line, we provide capital to middle market companies whereby we obtain a significant equity interest in a company either through the direct purchase of a controlling interest, and in some cases all or substantially all of its equity, or through a structured debt transaction that results in our obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions. We may also acquire specialized assets such as product or brand licenses, royalty streams, subscriber bases or divisions of larger companies.  Our acquisitions may involve companies operating in healthy or distressed situations.

Recent Transaction Activity. During the second half of 2010, although significant management time and effort was directed toward returning the Company to compliance with its Exchange Act reporting requirements, we began implementing our new business strategy and deployed capital in two opportunities in our Special Situation Lending business line.  The first transaction was the acquisition in July 2010 of litigation claims, in the form of estate bonds, related to a financial institution that had been seized by the FDIC and liquidated.  The second transaction was the acquisition in September 2010 of a performing corporate bond at a discount to the outstanding principal balance.  During the first quarter of 2011, we deployed capital in a third opportunity in our Special Situation business line by acquiring through our newly formed subsidiary, Signature Credit Partners, Inc., the defaulted senior secured debt of a manufacturing company at a discount to the outstanding principal balance.  Also during the first quarter of 2011, we closed our first transaction in our Strategic Acquisitions business line by acquiring through our newly formed subsidiary, Cosmed, Inc. (“Cosmed”), certain assets and assuming certain liabilities of Costru Company, LLC (“Costru”).  Cosmed, which does business under the trade name CosmedicineTM, is a high margin, branded, consumer products company.  Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% of the outstanding stock being held by the former owners of Costru.  In total, we have deployed approximately $9.0 million since the Effective Date in our new business strategy.  See “G. Recent Developments” in Item 1of this Annual Report for more information about our transactions in 2011.

Discontinued Operations:  As of December 31, 2010, Signature’s discontinued operations had approximately $57.3 million in assets, or 42.2% of the Company’s total assets.  The assets of our discontinued operations consisted primarily of a $106.6 million portfolio of subprime residential real estate loans that had an estimated fair value of approximately $38.9 million at December 31, 2010; $7.0 million in residential real estate owned, net (“REO”), which is the result of foreclosure actions associated with the residential real estate loan portfolio; and $5.5 million in commercial real estate investments.

We do not plan to hold our residential real estate loan portfolio until maturity, nor the other assets from our discontinued operations over the long term.  We regularly investigate options for maximizing the value of these assets, including through direct sale transactions of these assets, joint ventures, securitizations, or other options that may present themselves.  Given current market conditions and the stabilization of the performance of these assets in 2010, including cash flow generation as well as our outlook on future recovery values, we are not currently seeking a disposition strategy.  In particular, over the final three quarters of 2010, the percentage of our subprime residential real estate loans in our loan portfolio that were classified “current” in terms of payment performance, or within 60 days, increased as a percentage of the total residential real estate loan portfolio’s unpaid principal balance from 51.0% to 55.6% and in number of loans from 55.5% to 60.5%.  For the fiscal year ended December 31, 2010, the Company recorded total interest income of $4.5 million and total principal payments of $7.0 million from our residential real estate loan portfolio.  The residential real estate loan portfolio’s yield, defined as interest income received as a percentage of the average estimated fair value of the portfolio, was approximately 10% for fiscal year 2010.

As for our REO, during the course of 2010, we sold 88 properties and generated net cash recoveries, after fees and expenses, of approximately $9.9 million, resulting in a gain of $0.6 million.  We believe our ongoing efforts to monetize our REO properties through individual sales is economically superior to other alternatives, such as a bulk sales or joint venture arrangements and results in superior recoveries for the Company.  Our in-house servicing personnel work to add value to our REO properties prior to sale through repair efforts to damaged REO properties where we determine that the return on the investment for such repairs is justified, as well as by submitting insurance claims on damaged REO properties, when appropriate.  We believe that our hands-on approach in evaluating each REO property is the appropriate value maximizing strategy at this time.

The largest liability associated with Signature’s discontinued operations at December 31, 2010 is a residential loan repurchase reserve.  At December 31, 2010, our repurchase reserve liability was $8.9 million.  This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties FIL provided to counterparties that had purchased the residential real estate loans FIL had originated during 2002 through 2007.  Management estimates the likely range of FIL’s potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation.  Signature had approximately $100.0 million in outstanding repurchase claims at December 31, 2010.  See Note 20 ― Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 and “Risk Factors” in Item 1A of this Annual Report for more information about the Company’s repurchase reserve liability.

Within discontinued operations are expenses and liabilities associated with various litigation matters that the Company is involved in which pertain to Fremont’s prior business activities.  See “Legal Proceedings” in Item 3 of this Annual Report for more information about the legal proceedings in which we are involved.  The Company is also a plaintiff in four cases related to mortgage fraud, which are not described in Item 3, whose activities account for a significant portion of the Company’s professional expenses, included in the statement of operations of discontinued operations, for the year ended December 31, 2010.

E.	EVENTS RELATED TO OUR PLAN OF REORGANIZATION

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, which was binding on all shareholders and creditors of Fremont on the Effective Date.  The Confirmation Order and the Plan provided for a number of material transactions and events as of or following the Effective Date, which are summarized below.

Consolidations of Fremont Subsidiaries.  On the Effective Date, Fremont completed a two step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then FRC, formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers.  The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”).  Pursuant to the Confirmation Order, the new members of the Board of Directors and shareholders of Fremont, now known as Signature, were deemed to approve and adopt both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law.  Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s Executive Officers and members of the Board of Directors: Craig Noell, Kenneth Grossman, John Nickoll and Robert Schwab, as well as former Board of Director members Robert Peiser and Richard Rubin  (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

Additionally, pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $300,000.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act.  The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions.  In addition, the Warrants are also subject to “full ratchet” anti-dilution protection.  This anti-dilution provision provides that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants.  Certain securities issuances by the Company will not trigger this full ratchet protection.  The Company valued the Warrants at issuance date and December 31, 2010 at $5.1 million and $5.7 million, respectively, using a lattice option pricing model.

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

Amended and Restated Articles and Amended and Restated Bylaws. Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date.  The Amended and Restated Articles of Incorporation also changed the par value of each share of Signature’s common stock from $1.00 per share to $0.01 per share.  Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively.  In order to preserve certain tax benefits of Signature, Signature’s Amended and Restated Bylaws impose certain restrictions on the transfer of Signature’s common stock and other equity securities (the “Tax Benefit Preservation Provision”).  The Tax Benefit Preservation Provision established a trading restriction on any holders of five percent or more of Signature’s common stock in order to reduce the risk that any change in ownership might limit the Company’s ability to utilize the NOLs under Section 382 of the Tax Code.  The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if Signature’s Board determines that the Tax Benefit Provision is no longer necessary to preserve the tax benefits to Signature; (ii) the beginning of a taxable year of Signature in which Signature’s Board determines that no tax benefits may be carried forward; or (iii) such other date as the Signature Board shall fix in accordance with the Amended and Restated Bylaws.  For additional information, refer to “Tax Attribute Preservation Provision” in Item 5 of this Annual Report.

The Company’s common stock and additional paid-in capital accounts for all periods presented in the consolidated financial statements and notes thereto, which are included in Item 8 of this Annual Report, have been retroactively adjusted to reflect the change in par value of common stock on the Effective Date.

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

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms that had filed aggregate claims of approximately $4.9 million.  See “G. Recent Developments” in Item 1 of this Annual Report for additional information regarding settlements with professional firms.

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

●
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

In connection with the TOPrS Settlement, the 9% Junior Subordinated Debentures dated March 6, 1996 (the “Junior Subordinated Debentures”), which were issued by Fremont  in connection with the TOPrS transaction, the Indenture with respect to the Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”), the Amended and Restated Declaration of Trust and the TOPrS were each deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the TOPrS Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan, including the remaining sums due that are currently subject to the charging lien noted above.

On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Annual Report and the simultaneous filings of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee’s notice of default.

Litigation and Loan Repurchase Settlements.  During Fremont’s bankruptcy proceedings, a number of settlements related to litigation matters and loan repurchase claims were reached resulting in the Company paying a total of $118.6 million.  Of that amount, $36.5 million was paid on the Effective Date, which is included in the Class 3A (non-note general unsecured creditors) distributions that are identified in the table above.  The payments made on the Effective Date related to the following material litigation matters:

●
$5.0 million paid related to a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont (“Life”);

●	$2.0 million paid related to a stipulation and agreement with The Enron Creditors Recovery Corporation (“Enron”), as representatives of Enron Corporation’s bankruptcy estate;

●
$22.0 million paid related to a trilateral stipulation and agreement with seven former officers and directors of Fremont and/or Fremont Indemnity and the Commissioner, as statutory liquidator of Fremont Indemnity; and

●	$7.0 million paid related to a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with The Bank of New York.

All of these litigation settlements were entered into prior to fiscal year 2010. For additional information, refer to Note 2 ― Significant Events, Including Chapter 11 Bankruptcy Proceedings of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements.  The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements.  These settlements not only were consistent with the economics of FIL’s prior repurchase claim settlements, but also avoided complex commercial litigation between the counterparties and Fremont, or, potentially the plan proponents involved in Fremont’s bankruptcy proceedings.  In the third and fourth quarters of 2010, Signature did not enter into any litigation or loan repurchase settlement agreements.  See Note 20 ― Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the Company’s repurchase reserve liability.

Unpaid Claims.  Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court as of the Effective Date (the “Unpaid Claims”). Signature has subsequently resolved $2.9 million in claims related to voluntary withdrawal and paid $3.0 million to various claimholders during the third quarter of 2010.  We are actively seeking the voluntary withdrawal of, the settlement of, or have plans to object to all other Unpaid Claims in the Bankruptcy Court.  Subsequent to the Effective Date and after the claims bar date, Signature received an additional $2.7 million in claims.  Signature does not believe it has any liability associated with these claims.  If we are unsuccessful in such objections or are unable to negotiate substantially reduced settlements with the claimholders of the remaining Unpaid Claims and Signature is obligated to pay these amounts, it could have a material adverse affect on our financial condition and results of operations.  See “Risk Factors” in Item 1A  of this Annual Report.

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

Substantial Contribution Claims.  Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”).  The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims described previously.  In the fourth quarter of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the Substantial Contribution Claims.  Included in the $4.2 million was $3.8 million in administrative expense claim payments to affiliates of the Company, including $2.0 million to Signature Group Holdings, LLC, $1.6 million to New World Acquisition, LLC and $0.2 million to James A. McIntyre.

F.	MANAGEMENT OF SIGNATURE

Pursuant to the Plan, Signature entered into the Interim Management Agreement on June 11, 2010 with SCA, certain principals of whom subsequently became affiliated with Signature as members of our executive management team  See “New Management Team and Board of Directors” below.  Under the Interim Management Agreement, SCA acts as the adviser to Signature and manages the assets and operations of Signature, subject to the supervision of Signature’s Board of Directors. SCA will also arrange for the acquisition of any equity or debt financing obtained by Signature, subject to the approval of the Board of Directors.

The Interim Management Agreement was to remain in effect until the earlier of the date Signature and SCA enter into a long-term management agreement or December 31, 2010. The Interim Management Agreement was extended by Board action through December 31, 2011.  It may be terminated upon sixty (60) days’ written notice (i) by the vote of a majority of the outstanding securities of Signature, (ii) by the vote of Signature’s Board or (iii) by SCA.

Under the Interim Management Agreement, SCA receives as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA (the “Management Fee”) paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of Signature.  SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. Signature will bear all other costs and expenses of its operations and transactions.  Management fees for the year ended December 31, 2010 were $1.1 million.

SCA may enter into sub-advisory agreements with other managers to assist SCA in fulfilling its responsibilities under the Interim Management Agreement. SCA may engage in any other business or render similar or different services to other parties who have a similar business objective as Signature so long as SCA’s services to Signature are not impaired thereby. Any manager, partner, officer or employee of SCA who is or becomes a director, officer and/or employee of Signature and acts as such in any business of Signature shall be deemed to be acting in such capacity solely for Signature, and not as a manager, partner, officer or employee of SCA or under the control or direction of SCA, even if paid by SCA.  At the date of this filing, the partners or employees of SCA that are directors and/or officers of Signature include Craig Noell, our Chief Executive Officer, Kenneth Grossman, our Executive Vice President, Kyle Ross, our Executive Vice President and interim Chief Financial Officer, and David Collett, our Senior Vice President and Treasurer.  The Interim Management Agreement also limits the liability of, and provides indemnification for, SCA and its affiliates for certain actions taken or omitted in connection with the performance of its duties under the Interim Management Agreement.

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

SCA operates under established procedures with the Company whereby the approval of a majority of the Board of Directors is required for all corporate initiatives in excess of $8.0 million, whether capital deployment, capital raising, or other activities of such size.

New Management Team and Board of Directors.  Signature emerged from bankruptcy proceedings with a new Board of Directors and, in conjunction with the resignations of Fremont’s senior executive officers as discussed below, a new management team.  Our new management team and Board of Directors are made up of an experienced and seasoned group of financial and operating professionals who have extensive experience to implement Signature’s new business plan and manage the Legacy Assets.

Executive Officers.  Signature’s executive officers, including Messrs. Noell, Grossman, Ross and Collett, are partners or employees at SCA, our manager.  Craig Noell and Kenneth Grossman are also members of our Board of Directors.  See Part III – Item 10 of this Annual Report for biographical and additional information concerning the experience, qualifications, attributes and skills of each executive officer.

Board of Directors.  Pursuant to the Plan, on the Effective Date, Signature increased the size of its Board of Directors to nine (9) members and appointed Michael Blitzer, Kenneth Grossman, John Koral, Norman Matthews, John Nickoll, Craig Noell, Robert Peiser, Richard Rubin and Robert Schwab as new members of the Board of Directors. Since the Effective Date, the composition of the Signature Board of Directors has changed with the resignations of Messrs. Matthews, Rubin, Blitzer and Peiser in January 2011, February 2011, April 2011 and May 2011, respectively.  In April 2011, the Signature Board of Directors appointed three new members, Deborah Hicks Midanek, Steven Gidumal and Patrick E. Lamb to fill vacancies on the Board of Directors. Aside from Craig Noell and Kenneth Grossman, the other six members of our Board of Directors as of the date of the filing of this Annual Report are considered “independent” under both New York Stock Exchange (the “NYSE”) and NASDAQ Stock Market “Independence Rules.” The Signature Board made such determinations based on the fact that such directors have not had, and currently do not have, any material relationship with the Company or its affiliates or any executive officer of the Company or his affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.  See Part III – Item 10 of this Annual Report for biographical and additional information concerning the experience, qualifications, attributes and skills of each member of our Board of Directors as of December 31, 2010 and as of the date of the filing of this Annual Report.

Former Fremont Senior Management and Board of Directors. In connection with Fremont’s emergence from bankruptcy proceedings its senior executive officers, including Richard A. Sanchez, Interim President and Chief Executive Officer, Thea K. Stuedli, Executive Vice President and Chief Financial Officer and Donald E. Royer, Executive Vice President and General Counsel gave notice of their respective resignations on June 4, 2010.  The resignations of Mr. Sanchez and Ms. Stuedli became effective July 5, 2010. Mr. Royer delayed effectiveness of his resignation until October 2010 and assumed the roles of acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period.  On December 27, 2010, Signature entered into a Separation, Consulting and Mutual Release Agreement with Mr. Royer (the “Royer Separation Agreement”).  Under the Royer Separation Agreement, in return for, among other things, mutual releases between the parties, Mr. Royer received $124,000 for consulting services for the period October 2, 2010 through December 31, 2010, reimbursement of legal expenses incurred, and severance payments totaling $500,000, which shall be paid in four equal quarterly installments on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011. The Royer Separation Agreement also provides for terms upon which Mr. Royer may in the future be called upon to provide Signature with consulting services in a capacity as an independent contractor.

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

G.	RECENT DEVELOPMENTS

Notification of Review of Tax Refund.  In February 2011, the Internal Revenue Service (“IRS”) notified the Company that its $24.8 million refund related to the carryback of its NOLs from the 2008 year to the taxable year periods 2003, 2004, and 2005 was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”) and a request was made for the Company to provide certain information regarding the refund.  Signature previously received $24.4 million, net of other potential tax liabilities of $0.4 million, on October 6, 2010.  One of the pre-requisites to receiving such refund was completion by the IRS of its examination of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which were finalized.  Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied.  Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will be given by the Joint Committee.  See “Risk Factors” in Item 1A of this Annual Report.

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

Changes in Senior Management and the Board of Directors.  On March 21, 2011, the Company appointed David Collett as a Senior Vice President and its Treasurer.  During 2011, the composition of the Signature Board of Directors changed with the resignations of Messrs. Matthews, Rubin, Blitzer and Peiser and the appointment of three new members, Ms. Midanek, Mr. Gidumal and Mr. Lamb to fill vacancies on the Board of Directors.  See Part III – Item 10 of this Annual Report for biographical and additional information concerning Mr. Collett, the newly appointed directors and the resigning directors.

New Business Initiatives.  During the first quarter of 2011, Cosmed, a newly-formed subsidiary of Signature, acquired certain assets and assumed certain liabilities of Costru for consideration totaling $2.7 million.  Cosmed, which does business under the trade name CosmedicineTM, manufactures a line of skin care products for women, which is available in retail stores across the country.  Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% of the outstanding shares being held by the former owners of Costru.

During the first quarter of 2011, Signature Credit Partners, Inc., a newly-formed, wholly-owned subsidiary of Signature, purchased $8.4 million in defaulted senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  While the senior secured debt is currently in default, it is the Company’s current intent  to restructure the loan relationship.

COMPETITION

Signature’s primary competitors in providing debt financing and equity capital for middle-market companies include commercial and investment banks, public and private funds, commercial finance companies, private equity funds, and high net worth individuals.  Additionally, because competition for transactions such as those Signature plans to target generally has increased among alternative capital providers, such as hedge funds, those entities have begun to provide capital in areas they have not traditionally funded, including middle-market companies.  Many of Signature’s existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do.  Furthermore, as Signature is a new market participant in such business lines, we believe most of our competitors have a lower cost of funds and access to funding sources that are not available to Signature.

EMPLOYEES

As of December 31, 2010 and 2009, we employed 25 and 42 employees, respectively.  None of our employees are covered by a collective bargaining agreement.  Management believes that its relationship with its employees is good.  The majority of our day-to-day operations are managed by SCA.  See “F. Management of Signature” in Item 1 of this Annual Report for more information about SCA.

AVAILABLE INFORMATION: WEBSITE ACCESS TO PERIODIC REPORTS

The following information can be found on Signature‘s website at www.signaturegroupholdings.com:

•
the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act that we have filed with the Commission, as soon as reasonably practicable after the reports have been filed with the Commission. Copies of Signature‘s Form 10-Ks, Form 10-Qs and other reports filed with the Commission can also be obtained from the Commission‘s website at www.sec.gov;

•
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

•	information about Board committees, including the charters of standing committees of the Board; and

•	information relating to transactions in Signature‘s securities by its directors and executive officers.

Additionally, we will provide copies of any of this information free of charge upon written request to, Signature Group Holdings, Inc., Investor Relations, 15303 Ventura Blvd, Ste. 1600, Sherman Oaks, CA 91403, or by email request to invrel@signaturegroupholdings.com.

Item 1A.	Risk Factors

This Annual Report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and current results reported herein are not guarantees of future performance or results and there can be no assurance that actual developments and economic performance will be as anticipated by us. Actual developments and/or results may differ significantly and adversely from expected results as a result of significant risks, uncertainties and factors. These listed risk factors are not intended to be exhaustive and the order in which the risk appear is not intended as an indication of their relative weight or importance. These risk factors may be important to understanding any statement in this Annual Report or elsewhere.

A.	BUSINESS RISKS

Business risks are risks associated with general business conditions, the economy, and the operations of Signature.  Business risks are not risks associated with specific transactions we may be involved in nor are they risks associated with an offering of, or investment in, our common stock.  The business risks associated with the business conducted by Fremont until the Effective Date is not presented herein because Signature is not engaged in those businesses.

Signature’s financial condition and results of operations will depend on its ability to manage and deploy capital effectively.  Our ability to achieve our business and strategic objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on SCA, as our management company, to identify, evaluate, structure and negotiate transactions, and monitor companies that are consistent with our strategy and business objectives. We cannot assure you that we will achieve our business and strategic objectives.

Accomplishing our business objectives on a cost-effective basis will be largely a function of SCA’s handling of its ability to provide competent, attentive and efficient services, its access to transactions offering acceptable terms, and its ability to consummate those transactions. In addition to monitoring the performance of our assets, members of SCA’s management team and its professionals may also be called upon to provide managerial assistance to our subsidiary companies in which we hold debt, equity interests or otherwise operate businesses that we acquire through our business lines. These additional demands on the SCA management team may distract management from focusing on our other company assets or operations and slow the rate of our capital deployment.

The results of our operations will depend on many factors, including the availability of opportunities, accessible funding alternatives, and economic conditions. There is no assurance that one or all of these factors will be favorable to us or our business in order to deploy our capital effectively.  In addition, changes in the business practices of commercial and investment banks, public and private funds, commercial finance companies, private equity funds, hedge funds, high net worth individuals and governmental agencies in terms of providing debt and equity financing in the middle market or selling loan portfolios and other financial assets may negatively impact our ability to source attractive opportunities to deploy capital.  If we cannot successfully operate our business or implement our strategies as described in this Annual Report, it could negatively impact our financial condition and results of operations.

Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Signature’s business model depends to a significant extent upon its manager’s referral relationships, and its ability to maintain or develop these relationships in the future.  We expect that the management team and members of Signature’s manager, SCA, will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential opportunities in which to provide capital. If the management team and members of our manager fail to maintain their existing relationships or develop new relationships with other sponsors or sources of transaction opportunities, we will not be able to achieve our business and strategic objectives.  In addition, individuals or firms with whom the management team and members of our manager have relationships are not obligated to provide us with transaction opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

Signature has a new management team, Board of Directors and business strategy with limited operating history.  Signature emerged from bankruptcy proceedings in June 2010 with a new management team and Board of Directors, as well as a new business plan and strategy.  As a result, Signature is subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives.  Additionally, prior to the Effective Date, certain members of Signature’s management team had not worked together.  While the members of Signature’s management team have similar professional backgrounds and investment philosophies, there are no assurances that we will have a consensus on every business decision or a common philosophy.  Finally, the members of our Board of Directors have not worked together in the past, which we believe to be valuable on one hand, as it provides a broader perspective for the business strategy and initiatives we may be required to evaluate, but this limited history also represents a potential risk in that the Board of Directors may not come to consensus on every business decision or may require additional time to deliberate among potential options for any particular matter, which could result in possible lost business opportunities.  In addition, we may have future turnover in the members of our Board of Directors as we have experienced in 2011.

Signature depends on key personnel of SCA to achieve its business and strategic objectives. We depend on the members of the senior management team of our management company, SCA, particularly Craig Noell, Kenneth Grossman, Kyle Ross, Thomas Donatelli, and David Collett to function as Signature’s management team and to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of the senior management team of SCA have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals or the services of SCA, we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

Signature’s Interim Management Agreement with SCA is not a long term arrangement and the economic terms are likely to change in the future.  Pursuant to the Interim Management Agreement, Signature contracted with SCA to provide general business management for its operations through December 31, 2010 with annual renewals if a revised Management Agreement had not yet been entered into between the parties.  The Agreement has been renewed by the Board of Directors through December 31, 2011, unless sooner terminated in accordance with its terms.  The Interim Management Agreement has certain beneficial terms for Signature; in particular, a pass-through-of-expenses management fee structure and a salary limitation on the SCA Executives.  If we enter into a more permanent management agreement or an alternative compensation arrangement with our executives, we expect it will have a substantially different economic structure, which would likely include compensation structures that may result in increased cost to Signature.

Signature is subject to considerable pending legal proceedings which relate to the prior businesses of Fremont and/or FIL.  We are subject to a number of lawsuits seeking monetary damages and injunctive relief which relate to Fremont and/or FIL’s business.  For a summary of our material legal proceedings, see “Legal Proceedings” in Item 3 of this Annual Report.  Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the prior business of Fremont and/or FIL’s business or the business which Signature is now beginning to engage.  We have been and intend to continue to vigorously defend ourselves in all legal proceedings we are involved in, including the lawsuits described in Item 3, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations.

Signature has received repurchase claims relating to certain residential mortgage loan originations sold by FIL and may receive additional claims in the future that, unless withdrawn or settled within the limits of a reserve we have established, could harm our financial condition and results of operations.  As of December 31, 2010, Signature had approximately $100.0 million in outstanding repurchase claims associated with the representations and warranties related to the residential real estate mortgages sold by FIL.   Signature maintains a loan repurchase reserve for the estimated losses associated with such loan repurchase demand claims, both known and unknown.  While management believes that Signature’s $8.9 million loan repurchase reserve liability was sufficient as of December 31, 2010, no assurance can be made that changing facts and circumstances could not cause us to increase such repurchase reserve in future periods or for the Company to experience losses in excess of its repurchase reserve liability.  Any material increase in repurchase claim activity, our repurchase reserve or changes in the nature of repurchase claims or changes in our ability to object to, defend, or settle such claims could have a material adverse effect on our financial condition and results of operations.

Adverse changes in the residential mortgage markets or the regulatory environment governing such markets may affect the value of Signature’s residential mortgage loans held for sale or its ability to sell such assets for acceptable prices.  As of December 31, 2010, Signature held $106.6 million of unpaid principal balance (“UPB”) of residential mortgage loans which were classified as held for sale and carried at a value of $38.9 million, or 36.5% of UPB. The value of residential mortgage loans held for sale depends on a number of factors, including general economic conditions, interest rates, the value of the underlying collateral and legislative and regulatory actions. Adverse changes in the residential mortgage markets, such as those experienced since mid 2007, or legislative and regulatory actions may affect our ability to collect payments from borrowers, foreclose on the underlying collateral, or sell the remaining residential mortgage loans held for sale for acceptable prices.  These adverse changes in the residential mortgage markets may have a material adverse effect upon the value of our residential mortgage loans, our financial condition and results of operations.

Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court on the Effective Date, which it must resolve before a final decree will be issued.  On the Effective Date, Signature did not pay approximately $17.2 million in claims as the claims and/or amounts were in dispute.  Subsequent to the Effective Date, Signature resolved $2.9 million in claims related to voluntary withdrawal and paid approximately $3.0 million to certain other claimholders during the third quarter of 2010.  As for the remaining claims which Signature does not believe it is liable for, Signature is actively seeking their voluntary withdrawal, plans to object to them in the Bankruptcy Court, or plans to continue to litigate them in the appropriate venues.  If Signature is unsuccessful in such objections, such litigation, or is unable to negotiate substantially reduced settlements with the claimholders of the remaining claims, and Signature is obligated to pay these amounts, it could have a material adverse effect on our financial condition and results of operations.

Signature’s $24.8 million tax refund related to its 2008 carryback NOL is subject to review of the Joint Committee.  Following completion of the IRS examination of Fremont’s consolidated tax returns, the Company received a tax refund in the amount of $24.4 million, net of other potential tax liabilities of $0.4 million, related to the carryback 2008 NOL applicable to prior taxable year periods 2003, 2004 and 2005.  In February 2011, the IRS notified the Company that the tax refund was subject to review by the Joint Committee, and a request was made for certain information from the Company in connection with its review of the tax refund. Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will given by the Joint Committee and an adverse finding could have a material adverse effect on our financial condition and results of operations.

Signature’s inability to control its expenses may adversely affect its financial condition and results of operations.  Since emerging from bankruptcy, Signature’s sources of revenue have been limited. We continue to have significant operating and non-interest expenses, including compensation and related expense, legal, professional and other outside services, occupancy expense, interest expense, and information technology expense. We also expect that we may have increased expense if we enter into a more permanent management agreement with SCA or an alternative compensation structure with our executives. Although we have significantly reduced our expenses, our inability to further reduce our operating and non-interest expenses may have an adverse affect our financial condition and results of operations.

Signature’s ability to utilize its NOLs or recognize tax benefits on future domestic U.S. Tax losses may be limited.  Signature’s ability to fully utilize its existing federal and state NOLs could be limited or eliminated should Signature (i) undergo an “ownership change” as described under Section 382 of the Tax Code;  (ii) be found by the IRS not to be able to avail itself of Section 382(l)(5) of the Tax Code; or (iii) not return to profitability or be only marginally profitable.

Although no assurances can be given that the IRS agrees with our position, as of the Effective Date, we believe the Company met the criteria under Section 382(l)(5) of the Tax Code to be able to utilize the NOLs to offset future income generated by the Company, if any.  Such usage, however, is predicated upon the Company not experiencing a future “ownership change.”  An ownership change is generally defined as greater than 50% change in equity ownership by value over a three-year period.  We may experience an “ownership change” in the future as a result of changes in our stock ownership, which would result in a limitation on our ability to utilize our NOLs.  Furthermore, since we are relying on Section 382(l)(5) of the Tax Code, if we were to experience an ownership change during a two year period beginning on the Effective Date, we would lose our entire ability to utilize the NOLs.  In addition, any changes to tax rules or the interpretation of tax rules could negatively impact our ability to recognize benefits from our NOLs.

As of the Effective Date, we have amended our Amended and Restated Bylaws to provide for restriction on certain transfers of Signature common stock in order to preserve our NOLs.  Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in the Treasury Regulations) or (ii) the ownership interests of any five-percent shareholder shall be increased or decreased.  Persons wishing to become a 5% shareholder (or existing 5% shareholders wishing to increase or decrease their percentage share ownership) may request a waiver of the restriction from Signature, and the Board of Directors may grant a waiver in its discretion.  On October 23, 2007, Fremont and Mellon Investor Services LLC, as rights agent, entered into a Rights Agreement (the “Rights Agreement”), which also operates to preserve our NOLs. The Rights Agreement provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Company common stock. So long as the Rights Agreement is effective and the Rights are attached to the Company common stock, one additional Right, as such number may be adjusted pursuant to the provisions of the Rights Agreement, shall be deemed to be delivered for each share of Company common stock issued or transferred by the Company in the future. Subject to the exceptions and limitations contained in the Rights Agreement, the Rights generally are exercisable only if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock, and the Company’s Board of Directors affirmatively determines a Distribution Date (as defined in the Rights Agreement) shall occur.

Finally, our NOLs only have value to the extent we generate profits.  If we are unable to generate profits prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs.

Signature’s use of its NOLs in the future may be challenged by the IRS under anti-abuse rules associated with tax avoidance.  While Signature believes it is eligible to utilize the full amount of the NOLs under Section 382(l)(5), the IRS can at anytime challenge the use of NOLs in the future under an argument that a transaction or transactions were concluded with the substantial intent of sheltering future tax liabilities.  In any situation where the IRS is successful in such a challenge, Signature’s ability to utilize its NOLs may be limited, which may have a material adverse impact on Signature’s financial condition and results of operations.

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

We identified a material weakness in our internal control over financial reporting.  Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately and timely report our financial results. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management has concluded that as of December 31, 2010, we did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting.  As a result of the sale of substantially all of Fremont’s business operations from 2007 to 2008 and the significant reduction in certain other business operations as a result of the bankruptcy proceedings, Fremont experienced considerable turnover of staffing within its accounting operations. Additionally, during the period in which Fremont was in bankruptcy proceedings with limited resources, the Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements that were prepared and reviewed in accordance with accounting principles generally accepted in the United States of America.  See “Controls and Procedures—Changes In Internal Control Over Financial Reporting” in Item 9A of this Annual Report for further information about the material weakness in our internal control over financial reporting and the effect of this material weakness, including the impact on our accounting functions and policies, as well as our financial reporting.

While we have taken efforts to improve the number and expertise of staff in our accounting and finance function since emerging from bankruptcy proceedings on the Effective Date, if we fail to further enhance these functions or otherwise fail to identify deficiencies in our internal control over financial reporting in a timely manner, remediate any deficiencies, or identify material weaknesses in the future, we may be unable to report our financial results accurately and on a timely basis. Additional material weaknesses or deficiencies in our internal controls may be discovered in the future.  Ineffective internal control over financial reporting also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the market value of our equity securities. Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the material weakness, continued disclosure of our material weakness will be required in future filings with the Commission.

In addition, our new business strategy contemplates the acquisition of businesses and the operation of subsidiaries whose financial results will be consolidated into our financial statements and reporting.  As a result of these business activities and our future growth, the scope of our internal control over financial reporting will have to expand, which may subject us to increased internal control risks.  These subsidiaries and their operations will need to be managed with effective internal control over financial reporting in order for us to produce accurate and timely financial reports.  Failure to do so would result in our inability to report our financial results accurately and on a timely basis, which would likely have a negative effect on the market value of our equity securities.

Changes in, and compliance with, laws or regulations governing our operations may adversely affect our business or cause it to alter our business strategy.  We and the companies in which we provide capital to or acquire will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect. In particular, any changes in domestic and foreign government regulations that affect our ability to collect amounts on our residential real estate loan portfolio assets, or increased costs to service and monitor such assets, or changes to bankruptcy or collection laws could negatively impact our operating results.  Additionally, any changes to the laws and regulations may cause us to alter our business strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our business focus shifting from the areas of expertise of our management team to other types of opportunities in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations.

In addition, our inability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate could harm us and our shareholders.

Signature’s results of operations are significantly dependent on economic conditions and related uncertainties.  The results of operations are and will be affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our financial condition and results of operations.  Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

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

Signature operates in a highly competitive market for the transactions it seeks to engage in. A large number of entities compete to source, structure and effectuate the types of transactions that we plan to be involved with in companies operating in the middle market. We compete for opportunities with traditional financial services companies such as commercial and investment banks, business development companies, investment funds (including private equity funds and mezzanine funds) and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also provide capital to lower middle market companies. As a result, competition for opportunities in middle market companies is intense. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do.  Furthermore, as Signature is a new market participant in such business lines, we believe most of our competitors have a lower cost of funds and access to funding sources that are not available to Signature.  These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose out on transactions if we do not match our competitors’ pricing, terms and structure. Or, if we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our capital or may bear substantial risk of capital loss. Notwithstanding the competitive nature of our business, we believe the market opportunity of providing capital in middle market companies is still underserved, but a significant increase in the number and/or the size of capital providers or other competitors in this target market could force us to accept less attractive terms.

Signature’s results of operations could vary as a result of the methods, estimates and judgments that we use in applying our accounting policies, including changes in the accounting regulations to be applied. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations.  Additionally, when we acquire businesses or engage in other transactions as outlined in our business strategy, we will utilize various methods, estimates, and judgments to account for such transactions.  Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.  Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules, estimate liabilities for repurchase and litigation reserves, and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

B.	RISKS RELATED TO OUR TRANSACTIONS

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

C.	RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Investors will not have access to current business, financial and operating information about Signature in order to make an informed investment decision in Signature common stock until all of our prior periodic reports have been filed with the Commission.  We have not filed with the Commission our quarterly report on Form 10-Q for the quarter ended March 31, 2011. We expect to file this Form 10-Q with the Commission during the third quarter of 2011. Until the Form 10-Q for the quarter ended March 31, 2011 is filed with the Commission, investors will not have the most recent business, financial and operating information about our company, which will make it difficult for investors to make an informed investment decision to purchase or sell our securities.

Signature does not expect to be able to access the public U.S. capital markets until all of its periodic reporting with the Commission is up to date. Signature will be unable to register any new common stock with the Commission to access the U.S. public securities markets until it has filed its prior periodic reports and financial statements with the Commission. This precludes Signature from raising debt or equity financing in registered transactions in the U.S. public capital markets to support growth in its business plan.

Our common stock is quoted on the OTC “pink sheets” market which does not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTC “pink sheets,” an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. There can be no assurance that our plans to seek listing of our common stock on The NASDAQ Stock Market, the NYSE or another securities exchange once we become current in our filing obligations with the Commission will be successful or that we will be able to satisfy the listing standards of an exchange when we do, and, we cannot provide any assurance as to when we will have filed all of our past periodic reports with the Commission.

The market price of our common stock may fluctuate significantly. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of assets;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	changes in legislation or regulatory policies, practices, or actions;
•	the commencement or outcome of material litigation involving our company, our general industry or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by our shareholders;
•	departure of our management adviser’s key personnel; and
•	general economic trends and other external factors.

Certain provisions of our amended and restated bylaws could deter takeover attempts and have an adverse impact on the price of our common stock. Our amended and restated bylaws contain provisions to protect the value of our NOLs.  See “Tax Attribute Preservation Provision” in Item 5 of this Annual Report. Such provisions may have the effect of discouraging a third party from making an acquisition proposal for us, which may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

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

Our pending legal proceedings and other contingent liabilities may limit our ability to use our common stock as currency in potential future transactions.  We are subject to a number of lawsuits seeking monetary damages and injunctive relief and have potential other contingent liabilities, including repurchase claims, which relate to the prior businesses and operations of Fremont and FIL.  See Item 3 of this Annual Report for more information.  The outcome of litigation and other legal matters is always uncertain and could materially adversely affect our financial condition and results of operations, which may limit our ability to utilize our common stock as consideration for potential future acquisition and other transactions in which we may engage.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of the fiscal year ended December 31, 2010, our primary executive and administrative offices are located at 15303 Ventura Blvd., Ste. 1600, Sherman Oaks, CA 91403.  Prior to the Effective Date, Fremont’s primary executive and administrative offices were located at 175 North Riverview Drive, Anaheim Hills, California 92808, a facility owned by Signature.  The Anaheim Hills property is no longer necessary for our operations and was listed for sale during the first quarter of 2011.  We consider our Sherman Oaks facility to be adequate for our operating needs.

Item 3.	Legal Proceedings

We are involved in a variety of litigation matters in the ordinary course of business involving discontinued operations of Fremont and its subsidiaries, including, but not limited to, matters that may arise out of individual borrower loan mortgage originations, which are included among the Legacy Assets. Signature also anticipates that we will become involved in new litigation matters from time to time in the future under our new business operations.  We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.

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

Lieberman Matter.  In July 2009, legal counsel for the lead plaintiffs in the Securities Class Action litigation matter filed a motion seeking a preliminary injunction and declaratory relief to compel the Massachusetts Attorney General to produce all deposition transcripts and exhibits in Commonwealth v. Fremont Investment and Loan, arguing that, despite the confidentiality order in that matter, the documents sought are public records subject to mandatory disclosure and that the plaintiffs have a right to the documents pursuant to Massachusetts Public Records Law.  The Court denied plaintiff’s motion for preliminary injunction without prejudice, and denied plaintiff’s motion to intervene in the Massachusetts Attorney General Action.   Plaintiff filed timely appeals of both motions.  The Massachusetts Attorney General and Signature have stipulated to consolidation of the appeals. On December 6, 2010, oral argument was heard by the Supreme Judicial Court of the Commonwealth of Massachusetts.  The Supreme Judicial Court affirmed both the dismissal of Plaintiff's Public Records Law request and the denial of the Plaintiff’s motion to intervene.  However, the Court remanded the matter to the trial court to further consider whether permissive intervention should be allowed.  This matter does not involve a financial claim against Signature.

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

Faigin Matter.  On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against FRC in the California Superior Court, County of Los Angeles.  On February 3, 2010 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory.  In February 2010, a Jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million.  Signature is appealing the judgment.  Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter.  As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the Court.  Appellate briefs have not yet been filed and a hearing date has not yet been scheduled.

Colburn Matter.  On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate (“CRE”)  group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement executed in August 2003, and extended in August 2007.  Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff's termination effective August 28, 2007, and the value of 36 months’ welfare benefits.  Ms. Colburn filed a Proof of Claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million.  This case is still in the discovery phase.  Trial is scheduled to commence in August 2011.  Signature intends to defend itself vigorously in this matter.

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

SETTLED AND RESOLVED LEGAL PROCEEDINGS.

Fremont and Signature have been involved in various legal proceedings that were either settled or resolved during and following Signature’s emergence from bankruptcy proceedings in June 2010. See “E. Events Related to our Plan of Reorganization” and “G. Recent Developments” in Item 1 of this Annual Report and  Note 2 - Significant Events, Including Chapter 11 Bankruptcy Proceedings in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Signature’s common stock is quoted on the Pink OTC Markets, Inc. OTC Market (“OTC:PK”) under the trading symbol “SGGH.” The following table sets forth the high and low bid quotations of the Company’s common stock as reported as composite transactions on the OTC:PK. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
1st Quarter	$0.99	$0.67	$0.09	$0.04
2nd Quarter	0.98	0.71	0.30	0.06
3rd Quarter	0.86	0.65	0.41	0.19
4th Quarter	0.83	0.63	0.80	0.29

On June 27, 2011, the last reported bid quotation of Signature common stock on the OTC:PK was $0.68 per share. There were 1,479 shareholders of record as of June 27, 2011.

DIVIDENDS

There were no cash dividends declared on Signature’s common stock for the years ended December 31, 2010 and 2009.

The decision to pay dividends is made quarterly by the Board of Directors and is dependent on the earnings of Signature, management’s assessment of future capital needs and other factors.  The Company has not paid a dividend since the fourth quarter of 2006.

In June 2010, in connection with the TOPrS Settlement, the Junior Subordinated Debentures were discharged. On July 16, 2010, Signature issued the former TOPrS holders the Notes Payable. The Notes Payable Indenture pursuant to which the Notes Payable were issued was qualified with the Commission on June 24, 2010, and became effective on July 15, 2010. Pursuant to the Notes Payable Indenture, the payment of common stock dividends is subordinate to the payment of the cash distributions on the Notes Payable. In the event of a default under the Notes Payable Indenture, Signature will be precluded from declaring or paying any dividends on its common stock. On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Annual Report and the simultaneous filings of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee’s notice of default.

Signature does not expect to pay any cash dividends on its common stock in the foreseeable future. Signature anticipates that any earnings generated from future operations will be used to finance its operations and growth.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth for each of our equity compensation plans, the number of shares of our common stock subject to outstanding stock options and stock rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2010 and 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
As of December 31, 2010:
Equity compensation plans approved by security holders	–		–	9,081,492	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	–		–	9,081,492

As of December 31, 2009:
Equity compensation plans approved by security holders	24,074	(1)	–	9,081,492	(2)
Equity compensation plans not approved by security holders	18,291	(3)	–	–	(3)
Total	42,365		–	9,081,492

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

In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims were paid to beneficiaries on the Effective Date.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report for additional information.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2010.

TAX ATTRIBUTE PRESERVATION PROVISION

In order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Amended and Restated Bylaws on transfers of Signature common stock (the “Tax Attribute Preservation Provision”).  Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in Treasury Regulation Section 1.382-2T(g)) or (ii) the ownership interests of any five-percent shareholder shall be increased or decreased.  Persons wishing to become a 5% shareholder (or existing 5% shareholders wishing to increase or decrease their percentage share ownership) could request a waiver of the restriction from Signature, and the Board of Directors may grant a waiver in its discretion.  The Tax Attribute Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting to amount of the NOL’s usage in a particular year, or eliminate the NOL altogether if such a “change of control” were to occur during the two year period after the Effective Date.  See “Risk Factors” in Item 1A of this Annual Report.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Signature, formerly known as “Fremont General Corporation”, is an externally managed financial services company that seeks to become a diversified business enterprise that is intended to generate strong, risk-adjusted return on equity while protecting shareholder capital.  We presently operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, we maintain and are managing certain assets related to Fremont’s former businesses, that we refer to as the “Legacy Assets,” which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds.  The Legacy Assets are being managed to maximize cash recoveries and value for our shareholders and will be redeployed into our long term business strategy over time.  The Company also has significant federal and state NOLs, estimated to be approximately $882.7 million and $998.6 million, respectively, as of December 31, 2010.  The Company has established a full valuation allowance against its NOL in the consolidated balance sheets.

After a nearly two year reorganization process, Fremont emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada on June 11, 2010, which, among other things, changed Fremont’s name to Signature Group Holdings, Inc.  Previously, on May 25, 2010, the Bankruptcy Court had entered an order, as amended, confirming Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 11, 2010, as amended. See “B. Recent History” in Item 1 of this Annual Report for additional information related to Fremont’s bankruptcy proceedings and related events.

Since the Effective Date, the business and operations of the Company have been under new management.  Our business plan and strategic initiatives are based upon the business plan that was included in the Plan, which was confirmed by the Bankruptcy Court and was approved by 69.6% of the Company’s then outstanding common shares, 88.7% of its then outstanding TOPrS, and a majority of all other impaired creditor classes. With the exception of the management of the Legacy Assets, we have no plans to operate in the banking or consumer mortgage lending businesses that Fremont and FIL previously conducted.  Signature remains a financial services company and plans to continue providing financing for various commercial purposes.

Our business is primarily funded by the asset base of our reorganized company.  On the Effective Date, and pursuant to the Plan, the Company distributed approximately $280.8 million to Fremont’s creditors.  Additionally, pursuant to various settlement agreements related to residential loan repurchase liabilities, and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date.  After factoring in these significant distributions, the Company’s assets and shareholders’ equity at June 30, 2010 were approximately $157.8 million and $90.9 million, respectively.

To manage our business affairs, we entered into an Interim Management Agreement dated June 11, 2010 with SCA.

Presentation of Continuing Operations and Discontinued Operations. The presentation set forth below in this Management’s Discussion and Analysis and in the Consolidated Financial Statements present the Company’s financial condition and results of operations in two separate categories, which are “continuing operations” and “discontinued operations.”  The continuing operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that are consistent with Signature’s current business strategy.  The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont and FIL prior to the Effective Date. See Note 20 ― Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the Company’s discontinued operations.

Presentation of Financial Information Due to Fremont’s Bankruptcy Proceedings. For the fiscal year 2009 and through June 11, 2010, the Company’s financial results reflect the impact of filing a voluntary petition for relief under the Bankruptcy Code in June 2008.  During the year ended December 31, 2010 and 2009, the Company’s results of operations include reorganization items which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings up until the Effective Date and by Signature subsequent to the Effective Date.  These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated while in bankruptcy.  All liabilities incurred prior to the Petition Date were considered liabilities “subject to compromise”, unless they were fully secured by collateral.  The liabilities that were “subject to compromise” include the Senior Notes, the Junior Subordinated Debentures, accrued interest payable, income taxes payable and other accounts payable and accrued expenses.  These liabilities represent estimates of known or potential pre-petition claims that were resolved or expected to be resolved in connection with the Chapter 11 case.  Liabilities of deferred compensation plans for SERP, SERP II and the Excess Benefit Plan is not considered a liability subject to compromise as this liability was fully secured by its deferred compensation plan assets.   See “Critical Accounting Policies—Accounting for Reorganization” below for additional information.

Material Weakness in Internal Control Over Financial Reporting.  As of December 31, 2010, the Company's internal control over financial reporting was not effective and it was determined that there was a material weakness.  The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 9A, “Controls and Procedures” of this Annual Report for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness.  Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Item 9A of this Annual Report, the Company believes that the consolidated financial statements contained in this Annual Report and discussed in this Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the years ended December 31, 2010 and 2009 in all material respects.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

The following is a summary of significant operating results during the years presented for our continuing operations and discontinued operations:

Continuing Operations:

•	Net loss from continuing operations of $25.4 million as compared to $18.3 million for 2009.
•	Net interest expense of $3.7 million as compared to $3.5 million for 2009.
•	Non-interest expense of $9.3 million as compared to $5.7 million for 2009.
•	Reorganization items, net of $11.9 million as compared to $9.4 million for 2009.

Discontinued Operations:

•	Net loss from discontinued operations of $14.1 million as compared to $5.7 million for 2009.
•	Non-interest income of $1.4 million as compared to $29.2 million for 2009.
o	Gain on loans held for sale of $4.0 million as compared to $30.9 million for 2009.
•	Non-interest expense of $19.4 million as compared to $87.9 million for 2009.
o	Compensation expense of $6.4 million as compared to $10.3 million for 2009
o	Litigation expense of $1.3 million as compared to $49.3 million for 2009.
o	Insurance expense of $3.5 million as compared to $8.9 million for 2009
o	Restructuring charges of zero as compared to $4.8 million for 2009.

CHANGES IN CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	2010	2009
Cash and cash equivalents	$70,424	$355,698
Investment securities, available for sale	2,184	-
Loans held for investment, net	1,967	2,132
Premises and equipment, net	2,348	2,623
Income taxes receivable	797	25,160
Other assets	563	3,435
Assets of discontinued operations	57,261	88,132
TOTAL ASSETS	$135,544	$477,180

LIABILITIES
Notes payable	$39,000	$-
Warrant liability	5,700	-
Liabilities subject to compromise	-	293,366
Other liabilities	2,033	2,015
Liabilities of discontinued operations	15,090	90,652
TOTAL LIABILITIES	61,823	386,033
TOTAL SHAREHOLDERS' EQUITY	73,721	91,147
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$135,544	$477,180

December 31, 2010 compared to December 31, 2009

General
Total assets decreased by 71.6% to $135.5 million at December 31, 2010 as compared to $477.2 million at December 31, 2009, Changes in total assets primarily included a $285.3 million decrease in cash and cash equivalents, a $24.4 million decrease in income taxes receivable, and a $30.9 million decrease in assets of discontinued operations.  Total liabilities decreased by 84.0% to $61.8 million at December 31, 2010 as compared to $386.0 million at December 31, 2009, primarily as a result of a $293.4 million decrease in liabilities subject to compromise and a $75.6 million decrease in liabilities of discontinued operations.  The decrease in total liabilities was partially offset by an increase in notes payable and warrant liability of $39.0 million and $5.7 million, respectively.

Total shareholders’ equity decreased to $73.7 million at December 31, 2010 from $91.1 million at December 31, 2009.    The decrease in shareholders’ equity is primarily related to the $39.5 million net loss for the year ended December 31, 2010, partially offset by a $21.8 million increase in shareholders’ equity primarily related to a $16.8 million increase in common stock for the issuance of 21 million shares to the TOPrS holders associated with the TOPrS Settlement and a net $5.0 million increase in common stock related to the purchase of 12.5 million shares of common stock of the Company by the Signature Investors and the Warrants issued to the Warrant Investors to purchase an aggregate 15 million shares of common stock of the Company.  See E: “Events Related to our Plan of Reorganization” in Item 1 of this Annual Report. The net loss for the year ended December 31, 2010 is discussed in more detail below under “Results of Consolidated Operations.”

Cash and cash equivalents
Cash and cash equivalents decreased to $70.4 million at December 31, 2010 from $355.7 million at December 31, 2009.   The decrease in cash and cash equivalents during the year ended December 31, 2010 was primarily attributable to $280.8 million in distributions to satisfy Allowed Claims, as defined in the Plan, on the Effective Date and $28.3 million in settlements paid related to repurchase reserve matters during the weeks leading up to the Effective Date.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report.  Additionally, cash and cash equivalents decreased as a result of operating costs during the year including reorganization expenses associated with legal and professional costs related to the Chapter 11 bankruptcy proceedings.  The decreases in cash and cash equivalents were partially offset by $10.1 million in proceeds from the issuance of common shares and the Warrants on the Effective Date and a $24.4 million tax refund, net of $0.4 million in other potential tax liabilities, received in October 2010.  See Note 4 – Cash and Cash Equivalents in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our cash and cash equivalents.

Investment securities, available for sale
Investment securities, available for sale increased to $2.2 million at December 31, 2010 as compared to zero at December 31, 2009. During the third quarter of 2010, the Company purchased $2.0 million in 10% corporate bonds, maturing in March 2012, for $1.8 million.  Additionally, the Company purchased $3.3 million in estate bonds of an institution seized by the FDIC for $0.4 million.  These investment securities are classified as available for sale and are carried at their estimated fair value.

Loans held for investment, net
Loans held for investment, net decreased to $2.0 million consisting of $2.0 million in unpaid principal balance, net of $48 thousand in allowance for loan losses at December 31, 2010 as compared to $2.1 million consisting of $2.1 million in unpaid principal balance, net of $10 thousand in allowance for loan losses at December 31, 2009.  The decrease is primarily related to principal repayments.

Loans held for investment consist of a participation interest in a pool of adjustable rate multi-family mortgage loans.  As of December 31, 2010, non-accrual loans totaled $38 thousand or 1.9% of unpaid principal balance as compared to $38 thousand or 1.8% for the previous year.  The weighted average yield on loans held for investment was 5.68% at December 31, 2010 as compared to 5.64% for the previous year.

Premises and equipment, net
Premises and equipment decreased to $2.3 million at December 31, 2010 as compared to $2.6 million at December 31, 2009.  Premises and equipment, net primarily includes a commercial building located in Anaheim Hills, California and related improvements.  The decrease is primarily attributable to depreciation on this commercial building and write-downs of the remaining premises and equipment at this location.

Income taxes receivable
Income taxes receivable decreased to $0.8 million at December 31, 2010 as compared to $25.2 million at December 31, 2009.  The decrease in income tax receivable is primarily related to the receipt of an IRS tax refund of $24.4 million, net of other potential tax liabilities, related to a refund application filed with the IRS.  In February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Joint Committee and a request was made on the Company for certain information regarding the refund.

Other assets
Other assets decreased to $0.6 million at December 31, 2010 as compared to $3.4 million at December 31, 2009.  The $2.8 million decrease is primarily related to the extinguishment of the TOPrS issued by the TOPrS Trust as a result of the settlement with the holders of the TOPrS.  The TOPrS Settlement resulted in the elimination of the Company’s $3.1 million equity investment in the TOPrS Trust at the time the TOPrS were extinguished.

Notes payable
Notes payable increased to $39.0 million at December 31, 2010 as compared to zero at December 31, 2009.  In conjunction with the TOPrS Settlement, the Junior Subordinated Debentures totaling $103.1 million were extinguished and the holders of the TOPrS were entitled to receive a pro rata share of (a) $45.0 million in cash, subject to a charging lien of the TOPrS Trustee, (b) $39.0 million in Notes Payable, and (c) 21 million shares of Signature common stock.  The Notes Payable matures in December 2016 and bears interest at 9.0% annually, paid quarterly beginning September 30, 2010.  As a result of the TOPrS Settlement, the Company recognized a $3.5 million gain, included in reorganization items, net in the consolidated statements of operations, based on the difference between the carrying amount of the TOPrS and settlement amounts.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report.  Prior to the Effective Date, the $103.1 million in Junior Subordinated Debentures was included in “Liabilities Subject to Compromise.”

Warrant liability
Warrant liability increased to $5.7 million at December 31, 2010 as compared to zero at December 31, 2009.  Pursuant to the Plan, Signature issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature common stock to the Warrant Investors for an aggregate cash purchase price of $0.3 million.

The Warrants include a ratchet anti-dilution protection provision which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the exercise price during the term of the Warrants.  The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period.  Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued the Warrants at issuance date and December 31, 2010 at $5.1 million and $5.7 million, respectively, using a lattice option pricing model.  The $0.6 million change in fair value is included in non-interest income in the consolidated statements of operations.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report.

Liabilities subject to compromise
Liabilities subject to compromise decreased to zero at December 31, 2010 as compared to $293.4 million at December 31, 2009.  The decrease is primarily related to the Company’s emergence from bankruptcy and settlement of claims, pursuant to the Plan on the Effective Date.  The claims settled primarily included distributions of $186.8 million for the Senior Notes, $45.0 million related to the restructuring of the Junior Subordinated Debentures, and $49.1 million for general unsecured creditors.

Liabilities subject to compromise primarily consisted of Senior Notes, Junior Subordinated Debentures and other accrued liabilities that existed at the Petition Date.   Senior Notes totaled $166.5 million and had an interest rate of 7.875% per annum with a maturity date in 2009.  The Junior Subordinated Debentures totaled $103.1 million and had an interest rate of 9.0% per annum with a maturity date in 2026.  The Senior Notes were settled and the Junior Subordinated Debentures were restructured on the Effective Date as further described in “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report

Assets and liabilities of discontinued operations held for sale
Assets of discontinued operations decreased to $57.3 million at December 31, 2010 as compared to $88.1 million at December 31, 2009.  Liabilities of discontinued operations decreased to $15.1 million at December 31, 2010 as compared to $90.7 million at December 31, 2009.  See discussion of “Changes in Financial Condition - Discontinued Operations” below.

CHANGES IN RESULTS OF CONSOLIDATED OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	Year Ended December 31,
(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	2010	2009
Interest income	$353	$1,195
Interest expense	4,057	4,675
Net interest expense	(3,704)	(3,480)
Provision for loan losses	38	-
Net interest expense after provision for loan losses	(3,742)	(3,480)
Non-interest income	(509)	351
Non-interest expense:
Professional fees	3,134	1,077
Compensation	2,009	1,315
Insurance	1,894	2,416
Management fee	1,063	-
Other	1,214	938
Non-interest expense	9,314	5,746
Loss from continuing operations before reorganization items and income taxes	(13,565)	(8,875)
Reorganization items, net	11,868	9,378
Loss from continuing operations before income taxes	(25,433)	(18,253)
Income taxes	-	-
Loss from continuing operations	(25,433)	(18,253)
Loss from discontinued operations, net of income taxes	(14,052)	(5,710)
Net loss	$(39,485)	$(23,963)

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

General
Net loss increased $15.5 million to $39.5 million for the year ended December 31, 2010 as compared to a net loss of $24.0 million for the year ended December 31, 2009.  The increase in net loss is primarily related to an $8.3 million increase in loss from discontinued operations to $14.1 million for the year ended December 31, 2010, a $3.6 million increase in non-interest expenses to $9.3 million, and a $2.5 million increase in reorganization items, net to $11.9 million for the year ended December 31, 2010.

Net interest expense
Net interest expense increased $0.2 million to $3.7 million for the year ended December 31, 2010 as compared to $3.5 million for the year ended December 31, 2009.  The increase is primarily related to a $0.8 million reduction in interest income, partially offset by a $0.6 million reduction in interest expense.

Interest income decreased $0.8 million to $0.4 million for the year ended December 31, 2010.  The decrease in interest income is primarily due to a reduction in investment interest on cash and cash equivalents.  Cash and cash equivalents declined significantly in 2010 primarily attributable to the $280.8 million in distributions to satisfy Allowed Claims, as defined in the Plan, on the Effective Date.

Interest expense decreased $0.6 million to $4.1 million for the year ended December 31, 2010.  Interest expense for Senior Notes declined to $2.0 million for the year ended December 31, 2010 as compared to $4.5 million for the previous year.  The $2.5 million decrease in interest expense is due to the Senior Notes Settlement on the Effective Date.  Interest expense of $2.0 million was accrued from January 1, 2010 through June 10, 2010 and paid on the Effective Date along with an additional $6.9 million in post-petition interest expense accrued on the Senior Notes.  According to the Senior Notes Settlement, interest was accrued using the FJR of 2.51% as opposed to the contractual rate of 7.875%.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report for further information on the settlement of Senior Notes.  Partially offsetting the $2.5 million decrease in interest on Senior Notes was an increase of $1.9 million in interest on Notes Payable.  In July 2010, Signature issued Notes Payable totaling $39.0 million as part of the restructuring of the Junior Subordinated Debentures pursuant to the TOPrS Settlement.  The Notes Payable mature December 2016 and bear interest at a 9.0% annual rate.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report for further information on the settlement of TOPrS.

Non-interest income
Non-interest income decreased $0.9 million to an expense of $0.5 million for the year ended December 31, 2010 as compared to income of $0.4 million for the year ended December 31, 2009.  The decrease in non-interest income is primarily due to a $0.6 million loss on the change in fair value of the Warrant liability, which was primarily the result of a downward price adjustment in the exercise price of the Warrants due to the Warrants’ ratchet provision being triggered when new common equity shares of the Company were issued at a lower price than the stated exercise price of the Warrants.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.  The estimated value of the Warrants at December 31, 2010 was $5.7 million as compared to $5.1 million on the Effective Date.

Non-interest expense
Non-interest expense increased $3.6 million to $9.3 million for the year ended December 31, 2010 as compared to $5.7 million for the year ended December 31, 2009.  The increase in non-interest expense is primarily related to a $0.7 million increase in compensation expense, a $2.1 million increase in professional fees and a $1.1 million increase in management fees, partially offset by a $0.5 million decrease in insurance expense, as described more fully below.

Professional fees
Professional fees increased $2.1 million to $3.1 million for the year ended December 31, 2010 as compared to $1.1 million for the previous year.  The increase is primarily related to increased legal, consulting and audit fees associated with the reorganized company including the preparation of the Comprehensive Form 10-K.  A majority of the professional fees incurred during 2009 and prior to the Effective Date in 2010 were primarily related to incremental costs directly associated with the bankruptcy and are recorded as reorganization items, net in the consolidated statements of operations.  See “Reorganization items, net” below for additional details.  Other professional fees associated with discontinued operations are discussed within “Changes in Results of Operations – Discontinued Operations” below.

Compensation
Compensation expense increased $0.7 million to $2.0 million for the year ended December 31, 2010 as compared to $1.3 million for the previous year.  The increase is primarily related to personnel costs associated with the ongoing operations including the reorganized company subsequent to the Effective Date.

Insurance
Insurance expense decreased $0.5 million to $1.9 million for the year ended December 31, 2010 as compared to $2.4 million for the previous year.  The decrease is primarily related to new director and officer liability policies associated with Signature, the reorganized company, subsequent to the Effective Date.

Management fee
Management fee increased $1.1 million to $1.1 million for the year ended December 31, 2010 as compared to zero for the previous year.  Pursuant to the Interim Management Agreement, SCA receives as compensation for its services $0.5 million per calendar quarter or such other amount based on the determination of the Board and the consent of SCA for its management of Signature.

Reorganization items, net
Reorganization items, net increased $2.5 million to $11.9 million for the year ended December 31, 2010 as compared to $9.4 million for the previous year.  The increase is primarily related to $14.0 million in professional and legal fees associated with the reorganization, $1.5 million related to the settlement of Senior Notes, partially offset by a $3.5 million gain on extinguishment of debt related to the settlement of the Junior Subordinated Debentures and $0.1 million in interest income on cash accumulated in bankruptcy during the year ended December 31, 2010 as compared to $10.2 million in professional and legal fees partially offset by $0.8 million in interest income on cash accumulated in bankruptcy during the previous year.

Reorganization items are expense or income items that were incurred or realized by the Company as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Company while in bankruptcy. See Note 19 — Debtor-in-Possession Financial Information in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for further detail on reorganization items, net.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes increased $8.3 million to a loss of $14.1 million for the year ended December 31, 2010 as compared to $5.7 million for the previous year.  The increase in loss from discontinued operations is primarily related to a decrease of $27.9 million in non-interest income and a $48.5 million decrease in income tax benefit, partially offset by a $68.5 million reduction in non-interest expense.  See discussion of “Changes in Results of Operations - Discontinued Operations” below for additional detail.

CHANGES IN FINANCIAL CONDITION - DISCONTINUED OPERATIONS

The following table presents selected components of the Company’s balance sheets for its discontinued operations at December 31, 2010 and 2009.

(Dollars in thousands)	December 31,
(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	2010	2009
Cash and cash equivalents	$568	$525
FHLB stock	2,051	2,146
Loans held for sale, net	38,938	53,409
Commercial real estate investments	5,484	9,072
Note receivable	1,639	-
Accrued interest receivable	403	528
Real estate owned, net	7,003	7,037
Premises and equipment, net	778	1,410
Assets held in trust for deferred compensation plans	-	11,792
Other	397	2,213
Total assets of discontinued operations	$57,261	$88,132

Repurchase reserve	$8,873	$37,200
Accounts payable and accrued expenses	5,379	2,967
Liabilities of deferred compensation plans	-	11,819
Liabilities subject to compromise	-	37,732
Other	838	934
Total liabilities of discontinued operations	$15,090	$90,652

December 31, 2010 compared to December 31, 2009

FHLB stock
FHLB stock remained flat at $2.1 million at December 31, 2010 as compared to $2.1 million at December 31, 2009.  As a former member of the FHLB of San Francisco, FIL was required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  The FHLB of San Francisco announced that it temporarily suspended their stock repurchase activities and the payment of stock dividends for a period of time as part of a capital preservation policy.  In accordance with the FHLB of San Francisco capital plan as amended and restated effective March 2009, the FHLB of San Francisco has defined the redemption period for capital stock to be five years following a member’s written notice of the member’s intention to withdraw from membership in the FHLB.  Based on the surrender of FIL’s bank charter in July 2008, the Company estimates that the remaining FHLB stock will be redeemed in 2013, subject to any amendments to the FHLB of San Francisco capital plan.  During 2010, the FHLB of San Francisco resumed repurchases of stock at reduced levels.  During the second and third quarter of 2010, $80 thousand and $16 thousand, respectively, of FHLB stock was redeemed at par.

Loans held for sale, net
Loans held for sale primarily consist of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007.  Residential real estate loans held for sale, net totaled $38.9 million consisting of $106.6 million in UPB, net of $67.8 million in valuation allowance or 37% of UPB at December 31, 2010, as compared to $53.4 million consisting of $140.6 million in unpaid principal balance, net of $87.7 million in valuation allowance or 38% of UPB at December 31, 2009.  The decrease is primarily related to $11.2 million in net transfers of loans held for sale to REO as a result of foreclosures and $7.0 million in borrower pay-offs and principal payments, partially offset by $3.7 million in reductions to the valuation allowance primarily attributable to an increase in estimated fair value related to a decrease in delinquent loans partially offset by an increase in loss severities during 2010. There were no loans sold during the years ended December 31, 2010 and 2009.

As of December 31, 2010, non-accrual loans totaled $45.3 million or 43% of unpaid principal balance as compared to $67.3 million or 48% of unpaid principal for the previous year.  The weighted average yield on residential real estate loans held for sale, as a percentage of the aggregate portfolio’s UPB, was 4.15% at December 31, 2010 as compared to 2.99% for the previous year.

Commercial real estate investments
Commercial real estate investments primarily consist of a participation in community development projects and similar types of loans and investments which FIL previously maintained for compliance under the Community Reinvestment Act.

Commercial real estate investments, net decreased to $5.5 million at December 31, 2010 as compared to $9.1 million at December 31, 2009.  The decrease is primarily related to $3.5 million in sales of commercial real estate investments in December 2010.  Net proceeds of $3.5 million were received and were comprised of $1.9 million in cash and a non-interest bearing note of $1.9 million with a fair value of $1.6 million.  The resulting discount on the note receivable is recognized as interest income over the term of the note.  The Company did not record any gain or loss on the sale.

Note receivable
Note receivable increased to $1.6 million at December 31, 2010 as compared to zero at December 31, 2009.  Note receivable is related to the sale of a commercial real estate investment in December 2010 whereby the Company received $1.9 million in cash and a non-interest bearing note of $1.9 million with a fair value of $1.6 million.  The resulting discount of $0.3 million will be recognized as interest income over the term of the note.

Real estate owned, net (REO)
REO includes property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date.  REO totaled $7.0 million, net of valuation reserves of $1.2 million, at December 31, 2010 as compared to $7.0 million, net of valuation reserves of $1.4 million, at December 31, 2009.  Loans held for sale transferred to REO, at estimated fair value less selling costs, totaled approximately $11.2 million and valuation reserves declined by $0.2 million during the year ended December 31, 2010.  The increases were offset by REO sales totaling approximately $11.4 million.  The number of REO properties increased to 60 properties at December 31, 2010 as compared to 51 properties at December 31, 2009.

Premises and equipment, net
Premises and equipment, net decreased to $0.8 million at December 31, 2010 as compared to $1.4 million at December 31, 2009.  The decrease is attributable to $0.3 million in depreciation and $0.5 million in write-downs on remaining premises and equipment.

Assets held in trust for deferred compensation plans
Assets held in trust of deferred compensation plans declined $11.8 million to zero at December 31, 2010 as compared to $11.8 million at December 31, 2009.  The decrease is primarily related to $11.7 million in liquidations and a $0.1 million increase in the fair value of the assets held in trust.

Deferred compensation plans at Fremont included the Excess Benefit Plan, SERP and SERP II, which were deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under Fremont’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions.  Assets held in the Excess Benefit Plan, SERP and SERP II include both mutual funds and other investments.  In February 2008, Fremont made a series of changes to its various benefit plans including freezing further participation in the Excess Benefit Plan, SERP and SERP II.

In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims of approximately $11.9 million were paid to beneficiaries on the Effective Date.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report

Repurchase reserve
Repurchase reserves decreased to $8.9 million at December 31, 2010 as compared to $37.2 million at December 31, 2009.  The decrease in the reserve is related to $28.3 million in charge-offs due to settlement payments for repurchase claims with counterparties resolving a significant number of loan repurchase claims made over the prior two years in bankruptcy.  In preparing its estimate for repurchase reserves, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.

As part of Fremont’s bankruptcy case, several settlements with various institutional trustees and whole loan investors that had asserted repurchase claims against FRC were achieved.  As a result of the repurchase claim resolution efforts, the Company has significantly reduced the number of unresolved claims.  Outstanding claims totaled $100.0 million at December 31, 2010 as compared to $257.5 million at December 31, 2009.  New repurchase claim volume remained relatively flat at $49.0 million for 2010 as compared to $48.7 million for 2009.

Liabilities of deferred compensation plans
Liabilities of deferred compensation plans declined $11.8 million to zero at December 31, 2010 as compared to $11.8 million at December 31, 2009.  The decrease is primarily related to claim distributions of $11.9 million, offset by an increase of $0.1 million related to changes in the fair value.  In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims of approximately $11.9 million were paid to beneficiaries on the Effective Date.

Liabilities of deferred compensation plans represent the corresponding liability pertaining to the assets held in trust for deferred compensation plans.  See “Assets held in trust for deferred compensation plans” above for further details.  Liabilities represent the assets held in trust for deferred compensation plans as well as Company stock.  In conjunction with the reorganization and emergence from bankruptcy, the Excess Benefit Plan, SERP and SERP II plans were terminated and allowed claims were paid to beneficiaries on the Effective Date.  See “E. Events Related to our Plan of Reorganization” in Item 1 of this Annual Report for more information,

Liabilities subject to compromise
Liabilities subject to compromise decreased to zero at December 31, 2010 as compared to $37.7 million at December 31, 2009.  The decrease is related to the Company’s emergence from bankruptcy and the settlement of claims related to litigation cases.  Pursuant to the Plan, on the Effective Date, claims aggregating approximately $36.5 million in litigation settlements were paid to satisfy Allowed Claims, as defined in the Plan.

CHANGES IN RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

In accordance with FASB ASC 205-20, income (loss) after taxes from discontinued operations and the net gain (loss) on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

The following table presents selected components of the Company’s statements of operations for its discontinued operations for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
(Dollars in thousands)	2010	2009
(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
INTEREST INCOME:
Loans	$4,462	$5,087
Investments	33	185
Other	-	478
Interest income	4,495	5,750
NON-INTEREST INCOME:
Gain on loans held for sale	4,034	30,900
Loss on commercial real estate investments	(106)	(735)
Loss on real estate owned, net	(3,377)	(2,182)
Other	800	1,244
Non-interest income	1,351	29,227
NON-INTEREST EXPENSE:
Compensation	6,408	10,261
Occupancy	613	2,842
Information technology	930	2,410
Professional fees	6,050	6,605
Insurance	3,497	8,880
Litigation	1,301	49,322
Restructuring charges	-	4,812
Other	555	2,731
Non-interest expense	19,354	87,863
Loss before reorganization items and income taxes	(13,508)	(52,886)
Reorganization items, net	394	1,215
Loss before income taxes	(13,902)	(54,101)
Income tax expense (benefit)	150	(48,391)
Loss from discontinued operations	$(14,052)	$(5,710)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

General
Loss from discontinued operations increased $8.3 million to a loss of $14.1 million for the year ended December 31, 2010 as compared to a loss of $5.7 million for the year ended December 31, 2009.  The increase in loss from discontinued operations is primarily related to a decrease of $27.9 million in non-interest income and a $48.5 million decrease in income tax benefit, partially offset by a $68.5 million reduction in non-interest expense.

Interest income
Interest income decreased $1.3 million to $4.5 million for the year ended December 31, 2010 as compared to $5.8 million for the previous year.  The decrease in interest income is primarily related to a reduction in interest related to the financing of servicing advances associated with the sale of mortgage servicing rights and a reduction in interest income on residential real estate loans held for sale.  Other interest income declined to zero for the year ended December 31, 2010 as compared to $0.5 million for the previous year.  The decrease was associated with the repayment of outstanding servicing advances in the second quarter of 2009 that were financed by FIL to a third-party.  Loan interest income declined to $4.5 million for the year ended December 31, 2010 as compared to $5.1 million for the previous year.  The decrease was associated with a reduction of the residential loans held for sale portfolio during 2010 due to loans transferred to REO at the time of foreclosure, borrower pay-offs and principal payments.

Non-interest income
Non-interest income decreased $27.9 million to $1.3 million for the year ended December 31, 2010 as compared to $29.2 million for the previous year.  The decrease in non-interest income is primarily related to a $26.9 million decrease in gain on loans held for sale and a $1.2 million increase in loss on real estate owned, net, as discussed more fully below.

Gain on loans held for sale
Gain on loans held for sale decreased $26.9 million to a gain of $4.0 million for the year ended December 31, 2010 as compared to a gain of $30.9 million for the previous year.  The gain in 2010 is primarily related to a reversal of $3.7 million in provision for valuation allowance for residential real estate loans held for sale primarily related to increases in estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments.  The gain in 2009 is primarily related to a reversal of $8.6 million in provision for valuation allowance primarily related to increased estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments and a reversal of $22.5 million in provision for repurchase reserves related to settlement agreements reached with counterparties to resolve a significant number of loan repurchase claims.

Loss on commercial real estate investments
Loss on commercial real estate investments decreased $0.6 million to $0.1 million for the year ended December 31, 2010 as compared to $0.7 million for the previous year.  The decrease is primarily related to a reduction in investment losses on commercial real estate investments recorded during the year ended December 31, 2010 as compared to the previous year.

Loss on real estate owned, net
Loss on real estate owned, net increased $1.2 million to $3.4 million for the year ended December 31, 2010 as compared to $2.2 million for the previous year.  The increase is primarily due to an increase in REO expenses associated with increased levels of REO properties during the year ended December 31, 2010 as compared to the previous year. REO expenses increased to $2.1 million for the year ended December 31, 2010 as compared to $0.9 million for the previous year.  REO properties increased from 51 properties at December 31, 2009 to 60 properties at December 31, 2010.

Non-interest expense
Non-interest expense decreased $68.5 million to $19.4 million for the year ended December 31, 2010 as compared to $87.9 million for the previous year.  The decrease in non-interest expense is primarily related to a $3.9 million reduction in compensation expense, a $0.6 million decrease in professional fees, a $5.4 million decrease in insurance expense, a $48.0 million decrease in litigation expense, a $4.8 million decrease in restructuring charges and a $2.2 million decrease in other non-interest expense, as discussed more fully below.

Compensation
Compensation expense decreased $3.9 million to $6.4 million for the year ended December 31, 2010 as compared to $10.3 million for the previous year.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Occupancy
Occupancy expense decreased $2.2 million to $0.6 million for the year ended December 31, 2010 as compared to $2.8 million for the previous year.  The decrease is primarily related to reductions in office space associated with the consolidation of operations, discontinuation of certain businesses and limited operations.

Information technology
Information technology expense decreased $1.5 million to $0.9 million for the year ended December 31, 2010 as compared to $2.4 million for the previous year.  The decrease is primarily related to reductions in personnel, office space and operating activities associated with discontinued operations.

Professional fees
Professional fees decreased $0.6 million to $6.1 million for the year ended December 31, 2010 as compared to $6.6 million for the previous year.  The decrease is primarily related to reduced litigation activity.  Professional fees incurred during 2010 were primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions, including prosecution of legal matters where Signature is the Plaintiff.  Professional fees directly related to the bankruptcy filing are classified under reorganization items, net.

Insurance
Insurance expense decreased $5.4 million to $3.5 million for the year ended December 31, 2010 as compared to $8.9 million for the previous year.  The decrease is primarily related to the expiration of directors and officers and fiduciary liability policies associated with discontinued operations and former directors and officers prior to the Effective Date.  As of the Effective Date and emergence from Bankruptcy, the Company purchased new insurance policies covering new management and directors and officers of Signature as well as fiduciary liability coverage for Signatures operations.

Litigation
Litigation expense decreased $48.0 million to $1.3 million for the year ended December 31, 2010 as compared to $49.3 million for the previous year.  The decrease is primarily related to the negotiation and settlement of several litigation matters that were resolved in 2009.  The litigation settlement expense for the year ended December 31, 2009 is primarily associated with the settlements related to the Rampino Stipulation totaling approximately $22.0 million, CIC cases totaling approximately $10.0 million, BONY for approximately $7.0 million, Enron for approximately $2.0 million, and the Commonwealth of Massachusetts for approximately $10.0 million.  See Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings – Events During 2009 and Prior to Emergence from Chapter 11 Bankruptcy Proceedings in 2010 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for further detail on these litigation settlements.

Restructuring charges
Restructuring charges decreased $4.8 million to zero for the year ended December 31, 2010 as compared to $4.8 million for the previous year.  The decrease is attributable to no relocations or business disposals during 2010 as compared to the prior year.  In 2009, the $4.8 million in restructuring charges related to Fremont’s relocation from its previous headquarters in Brea, California to Anaheim, California and the negotiation of lease termination agreements.  In June 2009, Fremont executed a lease termination agreement with the landlord which required Fremont to pay a termination fee of $0.7 million to the landlord, vacate the premises and convey all remaining premises and equipment in the leased premises to the subtenant.  In addition, Fremont commenced its relocation in the second quarter of 2009 and recorded a $4.2 million restructuring charge associated with the relocation and conveyance of premises and equipment.

Other
Other non-interest expense, including occupancy expense, information technology expenses and other expenses decreased $2.2 million to $0.6 million for the year ended December 31, 2010 as compared to $2.7 million for the previous year.  The decrease is primarily related to reductions in personnel, office space and operations associated with discontinued operations.

Reorganization items, net
Reorganization items, net decreased $0.8 million to $0.4 million for the year ended December 31, 2010 as compared to $1.2 million for the previous year.  The decrease is primarily related to $0.4 million in professional and legal fees associated with the reorganization during the year ended December 31, 2010, as compared to $1.2 million in professional and legal fees in the previous year.

Reorganization items, net are expense or income items that were incurred or realized by the Company as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process and interest income earned on cash accumulated by Fremont while in bankruptcy. See Note 19— Debtor-in-Possession Financial Information in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for further detail on reorganization items, net.

Income tax benefit
Income tax benefit decreased $48.5 million to an income tax provision of $0.2 million for the year ended December 31, 2010 as compared to an income tax benefit of $48.4 million for the year ended December 31, 2009.  The income tax provision in 2010 is primarily related to state minimum income tax liabilities.  The income tax benefit in 2009 primarily relates to the $24.8 million income tax refund filed with the IRS in the fourth quarter of 2009 and approximately $23.8 million in reversals of income tax liabilities related to the resolution of tax matters previously accrued.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations is based upon Signature’s consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements. Several of our accounting policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

These policies govern (i) accounting for reorganizations, (ii) discontinued operations, (iii) restructuring charges, (iv) gain (loss) on loans held for sale, (v) fair value measurements, (vi) guarantees (repurchase reserves), (vii) loans held for sale, (viii) warrants liability, (ix) real estate owned and (x) income taxes, each of which is addressed below. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Accounting for Reorganizations
The consolidated financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 852 - Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”). Under ASC 852, we must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable.  In accordance with ASC 852, we did not adopt fresh-start accounting as of the Effective Date.  Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values  upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.   Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from its Chapter 11 reorganization proceedings, Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

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

Reorganization items are expense or income items that were incurred or realized by the Company as a result of the bankruptcy and are presented separately in the consolidated statements of operations and in the condensed combined statement of operations of the Company. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process, offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

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

Loans Held for Sale
Loans held for sale are reported at the lower of cost or market (LOCOM).  When available, such measurements are based upon what secondary markets offer for portfolios of loans with similar characteristics, and are considered Level 2 fair value measurements.  To the extent secondary market pricing is not available, such measurements require the Company to determine expectations of other market participants' assumptions, and are considered Level 3 measurements.  Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.  As a result of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated value of loans held for sale.  The amounts ultimately realized may differ from the amounts reflected in the accompanying consolidated financial statements.

Warrant Liability
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

Income Taxes
Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income Taxes.  Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities.  Fremont had and Signature currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the deferred tax assets is dependent upon the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. Management’s judgments regarding future profitability may change due to the execution of a new business plan, future market conditions, and many other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances through an adjustment to or potential elimination of the valuation reserve.  At December 31, 2010 and 2009, Signature had fully reserved for its net deferred tax asset as it was deemed that it is more likely than not that Signature would be unable to realize its net deferred tax asset. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of such amounts to be more likely than not.

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

On the Effective Date, Signature did not pay approximately $17.2 million in Unpaid Claims.   Between the Effective Date and December 31, 2010, Signature paid $3.0 million in Unpaid Claims to various claimholders.

Additionally, pursuant to various settlement agreements related to repurchase reserve matters, and with Bankruptcy Court approval, Fremont paid out an additional $28.3 million during the weeks leading up to the Effective Date.

Signature Common Stock Investment and Warrants Issuance. On the Effective Date, a series of accredited investors including several of Signature’s Executive Officers and Board of Directors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors.  Additionally, pursuant to the Plan, Signature issued the Warrants, which were exercisable for an aggregate of 15 million shares of Signature’s common stock to the Warrant Investors for an aggregate cash purchase price of $300,000.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment.

December 31, 2010 as compared to December 31, 2009

At December 31, 2010, cash and cash equivalents decreased to $71.0 million as compared to $356.2 million at December 31, 2009.  The decrease in cash and cash equivalents during the year ended December 31, 2010 was primarily attributable to distributions of $280.8 million to satisfy Allowed Claims pursuant to the Plan, plus $28.3 million in settlement payments, approved by the Bankruptcy Court, that related to repurchase reserve matters paid prior to the Effective Date and operating costs including reorganization items directly related to the bankruptcy proceedings.  Partially offsetting these reductions, we received in June 2010 $10.1 million from the issuance and sale of our common stock to the Signature Investors and the Warrants to the Warrant Investors on the Effective Date pursuant to the Plan, as discussed above. We also received an IRS tax refund of $24.4 million, net of other potential tax liabilities, in October 2010. In February 2011, the IRS notified us that the tax refund was subject to review by the Joint Committee and the Company is awaiting its approval. See “Risk Factors” in Item 1A of this Annual Report.

Sources and Uses of Liquidity

Emergence from Chapter 11 Bankruptcy Proceedings through December 2010
Subsequent to the Effective Date, Signature’s primary sources of liquidity are the cash and cash equivalents of the reorganized company plus the cash we received from our tax refund in October 2010 and the sale our common stock and the Warrants on the Effective Date.  Signature also has Legacy Assets related to Fremont's prior businesses, which include a residential real estate mortgage portfolio, residential real estate, commercial real estate investments and certain other investments that generate income.  These Legacy Assets are being managed to maximize recoveries and value for shareholders and will be redeployed into Signature’s business strategy over time.

Pursuant to the Plan, Signature is operating in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Sources of cash flows from Special Situation Lending may include principal and interest collections from senior secured and junior secured debt financing, as well as investment returns from corporate bonds, trade claims, and other structured debt instruments.  Sources of cash flows from Strategic Acquisitions may include operating cash flows from the direct purchase of a controlling interest, and in some cases all or substantially all of its equity securities of an operating business or through a structured debt transaction that results in obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions.

Subsequent to the Effective Date, Signature’s primary uses of liquidity includes operating expenses associated with the management of the Legacy Assets, professional fees and related expenses associated with the reorganization, our compliance project to prepare and file the delinquent Exchange Act filings, litigation, and interest payments on the Notes Payable.  Additionally, pursuant to the Plan, uses of liquidity are expected to include funding of structured debt instruments, and acquisitions of businesses and specialized assets.

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

Summary of Cash Flows

Net cash (used in) provided by operating activities

During the year ended December 31, 2010, net cash used in operating activities totaled $305.2 million.  The cash used in operating activities primarily relates to the payment of $280.8 million claims in connection with the emergence from bankruptcy proceedings.  Additionally, the Company paid $28.3 million to settle repurchase claims within its discontinued operations.

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

Net cash provided by investing activities

During the year ended December 31, 2010, net cash provided by investing activities totaled $9.9 million.  The cash provided by investing activities primarily relates to proceeds of $9.9 million from the sale of REO and $1.9 million in proceeds from the sale of commercial real estate investments both included in discontinued operations.  Offsetting these amounts were $2.2 million in purchases of investment securities, available for sale.

During the year ended December 31, 2009, net cash provided by investing activities totaled $11.8 million. The cash provided by investing activities primarily relates to proceeds of $4.5 million from the sale of REO and other non-cash items of $6.9 million related to disposals of premises and equipment and impairment of commercial real estate investments.

Net cash provided by financing activities

During the year ended December 31, 2010, the Company received $10.1 million in proceeds from the issuance of common stock and warrants in connection with emergence from bankruptcy proceedings.

During the year ended December 31, 2009, there were no activities within financing activities as Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized a portion of its residential real estate loans. Securitization was a process of transforming the loans into securities sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”) which was legally isolated from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities that were secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

Securitization was used to provide an additional source of liquidity. These securitizations of mortgage loans were structured as sales. The special purpose entities to which we transferred the mortgage loans were QSPEs and, therefore under previous accounting rules, were not subject to consolidation through 2010.  As disclosed in the Recent Accounting Standards below, accounting standards were amended effective January 1, 2010 to eliminate the concept of a QSPE. We reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our Consolidated Financial Statements.  We determined that we are not the primary beneficiary of the VIEs and therefore do not consolidate the loan securitization trusts.

The investors and the QSPEs do not have any recourse to the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed from its balance sheet the carrying value of the loans securitized and added to its balance sheet the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights. Additional information concerning Fremont’s prior securitization activities is included in Note 20 – Discontinued Operations of the Notes to Consolidated Financial Statements which are included in Item 8 of this Annual Report.

CONTRACTUAL OBLIGATIONS

We have contractual obligations related to our debt. The contractual obligations at December 31, 2010 are summarized by contractual maturity in the following table:

	Payments Due by Period
(Dollars in thousands)	Total	Currently Due	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable	$39,000	$-	$-	$-	$-	$39,000

The Notes Payable were issued pursuant to the Notes Payable Indenture, bear interest at 9% annually, paid quarterly beginning September 30, 2010 and mature in December 2016.  Additional information concerning the Notes Payable is included in “E.  Events Related to our Plan of Reorganization” in Item 1 of this Annual Report and Note 2 – Significant Events, Including Chapter 11 Bankruptcy Proceedings in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Annual Report and the simultaneous filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee's notice of default.

The table above excludes repurchase reserve liabilities related to residential real estate loans that were sold that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning repurchase reserves included in discontinued operations is included in Note 20 – Discontinued Operations of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.  See also “Risk Factors” in Item 1A of this Annual Report.

RECENT ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“ASU 2009-16”). ASU 2009-16 eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted.  The adoption of ASU 2009-16 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted.  The adoption of ASU 2009-17 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements, as it was not required to consolidate any of its securitizations since the Company had determined that is does not have the power to direct the activities that most significantly impact the securitization trust’s economic performance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2, as well as requiring a higher level of disaggregation for the different types of financial instruments.   It also clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption.  Early adoption is permitted.  The adoption of FASB ASC 2010-06 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU 2010-18”).  Under ASU 2010-18, modifications of loans that are accounted for within a pool under FASB ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments under ASU 2010-18 are effective for modifications of loans accounted for within pools under ASC Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted.  The adoption of FASB ASC 2010-18 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of ASU 2010-20 is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes.  Disclosures provided to meet the objective above should be provided on a disaggregated basis.  The disclosures required by ASU 2010-20 are effective for annual reporting periods ending on or after December 15, 2011.  The Company does not expect that the adoption of ASU 2010-20 will have a significant impact on the Company’s consolidated financial statements.

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

The information required by this Item 8 is incorporated by reference to Signature Group Holdings, Inc. Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Overview

Signature successfully emerged from bankruptcy proceedings on June 11, 2010 with a new Board of Directors, which has an audit committee made up entirely of independent members of the Board of Directors. In July 2010, a new senior management team of Signature was appointed.  With the assistance of financial consultants, the new management team under the oversight of the audit committee focused its resources on undertaking the project of completing all of Signature’s delinquent Exchange Act periodic reports and the related financial statements as soon as practicable.

Evaluation of Disclosure Controls and Procedures

Signature conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010, carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”).  Based upon that evaluation, our CEO and Interim CFO concluded that because of the material weakness in our internal control over financial reporting, described below, as well as our inability to timely file our annual and quarterly financial statements and periodic reports with the Commission, that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the periodic reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and Interim CFO, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Overview of Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting is expected to include those policies and procedures that management believes are necessary that:

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

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that such internal controls and procedures were not effective as of December 31, 2010 and that a material weakness in internal control over financial reporting existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiency that represented a material weakness as of December 31, 2010:

Control Environment.  The Company did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting.  As a result of the sale of substantially all of Fremont’s business operations during 2007 and 2008 and the significant reduction in certain other business operations as a result of the bankruptcy proceedings, Fremont experienced considerable turnover of staffing within its accounting operations. During the period in which Fremont was in bankruptcy proceedings with limited resources and operations, the Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP. Because of the control environment weakness described above:

-
the Company was not able to effectively maintain its accounting and financial reporting for the year ended December 31, 2010 on a timely basis.  Specifically, the Company did not have processes in place to provide timely supervisory review of its financial statements and significant accounting transactions prior to and following the Company entering into bankruptcy proceedings in June 2008.  As a result, Signature’s new management team and Board of Directors inherited a situation where the Company was severely delinquent with its required filings with the Commission.

-
the Company did not maintain an accounting policy function that was timely in the review and updating of Company accounting policies and procedures and the evaluation of significant Company transactions during the fiscal year ended December 31, 2010.

-
the Company did not perform effective analyses of various financial statement accounts which involved significant estimates and judgments, including subordinated mortgage-backed securities, mortgage servicing rights, mortgage loans held for sale, commercial real estate investments, real estate owned, repurchase reserves, litigation reserves, among others.

Until our material weakness is remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis. As a result, Signature contracted with experienced financial and accounting consultants to assist its new management team and accounting staff prepare the financial statements for the periods covered by this Annual Report, as well as the Company’s other delinquent periodic reports. Signature, through SCA, has recruited new, experienced accounting and finance employees to oversee the accounting function on a go-forward basis.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as identified in this Annual Report, the Company believes that the financial statements contained in this Annual Report, fairly and accurately present the financial position, results of operations and cash flows for the year ended December 31, 2010 and 2009, in all material respects.

Changes in Internal Control Over Financial Reporting

During 2010, there were no changes in our internal control over financial reporting, other than the material weakness as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have begun the process of documenting, reviewing, and, as appropriate, improving our internal controls and procedures concerning internal control over financial reporting. Management, with the participation of our CEO and Interim CFO, has evaluated the remedial measures and other changes in internal control over financial reporting that existed as of December 31, 2010, in accordance with the requirements of Rule 13a-15(d) promulgated by the Commission under the Exchange Act. The significant changes that have occurred to address the material weakness in the Company’s internal control over financial reporting that existed as of December 31, 2010 are (i) the remediation measures taken by the Company and management to address the material weakness, and (ii) the change in management of the Company that began in the second quarter of 2010, which are both discussed below.

Ongoing Remediation of Material Weakness. The Company has devoted virtually all of its accounting resources to completing its delinquent filings under the Exchange Act including preparing and filing the Comprehensive Form 10-K on May 17, 2011, preparing and filing of this Annual Report, as well as its other quarterly reports for the 2010 fiscal year. As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has yet to install internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting that will not require the use of outside financial consultants and the type of additional review and other procedures that has been undertaken in connection with the preparation of the financial statements contained in this Annual Report. However, the Company has with its limited resources taken the following steps during fiscal 2010 and during the first half of 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

-
Management has developed, adopted and documented formal accounting and reporting policies with respect to all significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Annual Report.  This includes policies regarding segment reporting, accounting for reorganizations (accounting during bankruptcy), discontinued operations, adoption of new accounting policies, accounting for mortgage related assets (such as mortgage loans held for sale), accounting for derivatives, and accounting for repurchase and litigation reserves.

-
Management is strengthening its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make estimates and assumptions such as fair value measurements.  Some of these procedures have been implemented as of the date of the filing of this Annual Report.

-
Management has been able to reorganize the accounting group, including the hiring of several new professional staff.  The Company continues to use consultants in some areas, but has plans to transition such work to full time employees in the near future.

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

The Company’s remediation process is on-going and management’s goal is to complete the implementation of its remediation efforts during 2011, with the expectation that the Company will have adequate internal control over financial reporting and effective disclosure controls and procedures as of December 31, 2011.  However, since management has not completed its remediation efforts, there can be no assurances that the Company’s remediation efforts will be successful or sufficient in remediating the material weakness.

Changes in Company Management. Following the Company emerging from bankruptcy proceedings, in July 2010, the persons serving as Signature’s Chief Executive Officer and Chief Financial Officer resigned from those positions and the Company’s new management team was appointed.  Thus, during the quarter ended September 30, 2010, the new management team became responsible for overseeing and maintaining of the Company’s disclosure controls and procedures, as well as its internal control over financial reporting.  These roles continued to be held by these professionals as of the date of the filing of this Annual Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Signature’s Board of Directors (hereinafter called the “Board” or the “Board of Directors”) as of December 31, 2010 consisted of nine directors, seven of whom were independent directors.  In 2011, there have been four resignations and three new appointments to the  Board of Directors. On January 13, 2011, Mr. Norman Matthews tendered his resignation as a member of the  Board of Directors, effective as of that date. Mr. Matthews served as a member of the Board of Directors’ Compensation Committee and as Chairman of its Governance & Nominating Committee. On February 28, 2011, Mr. Richard Rubin tendered his resignation as a member of the Board of Directors, effective as of that date. Mr. Rubin was not a member of any Board committees. On April 21, 2011, Mr. Michael Blitzer tendered his resignation as a member of the Board of Directors, effective as of that date. Mr. Blitzer was a member of the Board of Directors’ Audit Committee.  On May 27, 2011, Mr. Robert Peiser tendered his resignation as a member of the Board of Directors, effective as of that date.  Mr. Peiser was a member of the Board of Director’s Audit Committee and Executive and Legal Committee.  In April 2011, the Board of Directors appointed three new members to the Board, who were Deborah Hicks Midanek, Steven Gidumal and Patrick E. Lamb.

At all times a majority of the Board consisted of independent directors.  The information set forth below as to each director who served on the Board in 2010 and those new board members who were appointed in 2011 have been furnished to us by the respective directors.

		Principal Business Experience During Past	Director
Name	Age	Five Years and Certain Other Directorships	Since

Craig Noell	48
Mr. Noell is President, Chief Executive Officer, and a Director of Signature and is also a member of the Executive Committee.  Additionally, Mr. Noell is a Managing Director at SCA.  Mr. Noell co-founded Signature Capital Partners, a special situation investment firm in 2004.  He brings to Signature over 25 years experience in corporate finance, investing banking, and special situation investing with Goldman Sachs, Wells Fargo Foothill, Security Pacific, Barclays and Murphy Noell Capital.  At Murphy Noell, he was involved in dozens of corporate finance transactions including traditional M&A, distressed M&A, capital raises, recapitalizations and restructurings. Previously, as a member of the distressed investing area at Goldman Sachs, Mr. Noell founded and ran Goldman Sachs Specialty Lending, investing Goldman’s proprietary capital in special situations opportunities. At Wells Fargo Foothill (“Foothill”) Mr. Noell directed the firm’s New York and Los Angeles business development teams and was involved in numerous recapitalizations/ restructurings, debtor in possession loans and plan of reorganization financings. Mr. Noell was also involved in establishing multiple joint venture relationships including the acquisition of the loan portfolio of Home Savings of Alaska from the FSLIC, a joint venture with Ansley Associates to provide specialized financing to the resort industry and a joint venture relationship with Ozer to form Paragon Retail Finance which was subsequently acquired by Wells Fargo and is now the second largest asset based lender to the retail trade.  Mr. Noell holds a B.S. from the Wharton School of Business at the University of Pennsylvania.
			2010

Kenneth Grossman	55
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
			2010

		Principal Business Experience During Past	Director
Name	Age	Five Years and Certain Other Directorships	Since

John Nickoll	76
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
			2010

Robert Peiser (resigned effective May 27, 2011)	63
Mr. Peiser served as Vice Chairman of the Board of Signature and also as the chairman of the Audit Committee and chairman of the Executive, Legal, and Risk Management Committees prior to his resignation.  Mr. Peiser has successfully financed, restored profitability to, or otherwise created value in a large number of companies in a variety of industries.  Mr. Peiser formerly served as Chairman and CEO of Omniflight, Inc., a Dallas-based, private helicopter air rescue company.  Previously, Mr. Peiser served as President and CEO of Imperial Sugar Company (NASDAQ: IPSU), a Houston-based refiner and marketer of sugar products to retail, foodservice and industrial customers.  At Imperial Sugar Company, Mr. Peiser was responsible for creating a strong balance sheet from a distressed situation, rationalizing capacity and creating value-added margins in a commodity product through innovative brand strategies.  Mr. Peiser’s career also includes operating roles in a wide variety of turnarounds and industries including transportation services, food processing, retailing, distribution and telecommunications.  Mr. Peiser served as Executive Vice President and Chief Financial Officer of St. Louis-based Trans World Airlines, Inc. (“TWA”) where he was widely credited with being the architect of its successful 1995 financial restructuring.  Mr. Peiser has and continues to serve on the Board of a number of public companies including Solutia Inc., where he is chairman of the Nominating and Governance Committee and a  member of the Audit Committee and Team Inc., where he is a member of the Compensation Committee and the Executive Committee. Additionally, Mr. Peiser has and continues to serve on the Board of a number of private companies and is the immediate past Chairman of the TriCities (Houston) Chapter of the National Association of Corporate Directors.  Mr. Peiser also serves on the Board of Overseers at Rice University’s Jones Graduate School of Business.  Mr. Peiser holds a B.A. in Economics from the University of Pennsylvania and an MBA in finance from Harvard Business School.
			2010

		Principal Business Experience During Past	Director
Name	Age	Five Years and Certain Other Directorships	Since

John Koral	52
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
			2010

Robert Schwab	48
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
			2010

Michael Blitzer (resigned, effective April 21, 2011)	34	Mr. Blitzer served as a Director of Signature and also as a member of the Audit Committee prior to his resignation. Mr. Blitzer is a Managing Partner of Kingstown Capital Management, a special situations investment partnership which he founded in 2006. Additionally, Mr. Blitzer serves as an Associate Professor of Finance and Economics at Columbia Business School. Previously, Mr. Blitzer worked as an investment analyst at Gotham Capital and JP Morgan Securities. Mr. Blitzer holds a B.A. from Cornell University and an MBA from Columbia Business School.	2010

		Principal Business Experience During Past	Director
Name	Age	Five Years and Certain Other Directorships	Since

Richard A. Rubin (resigned, effective February 28, 2011)	47
Mr. Rubin is the founder and Managing Member of Hawkeye Capital Management, LLC, which was formed in November 1999 and commenced investing in January 2000.  Previously, Mr. Rubin served as a director of Arch Wireless Inc., a paging communications company, from May 2003 until the Company merged with Metrocall Paging in November 2004.  Mr. Rubin also served on the board of directors of Maxim Crane, the largest crane provider in the United States, from August 2007 through the time at which Maxim was sold to Platinum Equities, a leveraged buyout firm, in July 2008.  Mr. Rubin served on the board of directors of Gentek, a specialty chemical company, from May 2006 until the sale of the Company in October 2009.  Prior to that, Mr. Rubin was an Investment Analyst at Icahn & Company, the chief investment vehicle for Carl Icahn, from September 1989 until June 1996.  Mr. Rubin began his career at Arthur Anderson LLP.  Mr. Rubin is a Certified Public Accountant and he holds a B.A. in Accounting from Brooklyn College.
			2010

Norman Matthews (resigned, effective January 13, 2011)	77
Mr. Mathews served as a Director of Signature and also as a member of the Compensation Committee and as Chairman of its Governance & Nominating Committee prior to his resignation. Mr. Matthews serves on the Boards of The Progressive Corporation, Henry Schein, Inc., Spectrum Brands and The Children's Place.  Previously, Mr. Matthews has served on the Boards of Sunoco, Inc., Toys 'R' Us, Inc., Gaylan's, Loehmann's and Federated Department Stores, and as a Trustee for the American Museum of Natural History.  Mr. Matthews held several positions at Federated Department Stores, including serving as its President until his retirement in 1988.  Mr. Matthews joined Federated Department Stores in 1978 as Chairman of the Gold Circle Stores Division and was promoted to Executive Vice President in 1982, to Vice Chairman in 1984 and to President in 1987.  Prior to joining Federated Department Stores, Mr. Matthews held positions as Senior Vice President, General Merchandise Manager for E.J. Korvette, and as Senior Vice President, Marketing and Corporate Development for Broyhill Furniture Industries.  Mr. Matthews began his career as a Partner with Beacon Marketing Consultants and Beacon Advertising Agency.  Mr. Matthews holds a bachelor’s degree from Princeton University and an MBA from Harvard Business School.
			2010

Deborah Hicks Midanek (appointed, effective April 20, 2011)	56
Ms. Midanek currently serves as a Director of Signature and is also a member of the Governance, Nominating, and Compensation Committee and Audit Committee.  Ms. Midanek has served as the President of Solon Group, a business development firm which provides turnaround services and strategic advice to organizations in transition, since 2004. Prior to that time, she held several positions with Glass and Associates, Inc., a turnaround management firm, including President and Chief Operating Officer from 2003 to 2004, and Managing Principal from 2000 to 2003. Prior to 2000, Ms. Midanek held various executive positions with Alix Partners, Inc., Solon Asset Management, L.P., Drexel Burnham Lambert, Inc. and Bankers Trust Company. Ms. Midanek currently serves as a director of HCC Insurance Holdings, Inc. and from 2004 to 2009, she served as a director of Mississippi Phosphates, Inc. where she served as Chairman of its Nomination, Corporate Governance, and Compensation Committee. Over the course of her career, Ms. Midanek has served as a director of 11 other corporations, both public and private, and has served as board chairman as well as chairman and member of audit, compensation, nominating, corporate governance, human resources, special independent, strategic planning, and risk committees.  Ms. Midanek holds an A.B. from Bryn Mawr College and an M.B.A. from the Wharton School at the University of Pennsylvania.
			2011

		Principal Business Experience During Past	Director
Name	Age	Five Years and Certain Other Directorships	Since

Steven Gidumal (appointed, effective April 20, 2011)	53
Mr. Gidumal currently serves as a Director of Signature.  Mr. Gidumal has served as the founder, President and Portfolio Manager for Virtus Capital, a firm based in Orlando, Florida, since its launch in 2004. Virtus Capital invests in the securities of companies in distressed and restructuring situations, including a variety of real estate and financial institutions. From 2006 to 2008, Mr. Gidumal also served as Co-Portfolio Manager of Resurgence Asset Management, a distressed fund based in New York City, which was ranked the # 1 distressed fund in the country by Hedge Fund Research, Inc. (HFRI) during his tenure.  Mr. Gidumal was formerly an investment banker with Bear Sterns & Co. and Rothschild Inc. and has operating experience.  Mr. Gidumal previously served as a director of Mirant Corp. Asset Recovery, a subsidiary of Mirant Corp (formerly NYSE: MIR).  Mr. Gidumal holds a B.S. in Economics from the University of Pennsylvania and an M.B.A. from Harvard Business School where he was a Baker Scholar.
			2010

Patrick E. Lamb (appointed, effective April 21, 2011)	51
Mr. Lamb currently serves as a Director of Signature and is the chairman of the Audit Committee.  Mr. Lamb has served as the Chief Financial Officer for the Los Angeles Clippers of the NBA since July 2007. Mr. Lamb has over 20 years of chief financial officer experience in various public and public subsidiary entities, specifically in the financial services arena, including banking, commercial finance, commercial and residential real estate, capital markets and insurance, as well as experience in public accounting. From 2004 to July 2007, Mr. Lamb served as the Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer of Fremont General Corporation.  Before joining Fremont General Corporation, Mr. Lamb worked at Ernst & Whinney (now Ernst & Young) in San Francisco, serving primarily in the financial services industries in various audit and consulting engagements.  Mr. Lamb holds B.S. and MAcc degrees in Accounting from the Marriott School of Management at Brigham Young University.
			2010

Executive Officers Who are Not Directors

Set forth below is information concerning the executive officers of Signature as of December 31, 2010 who did not serve on the Board of Directors.  All executive officers of Signature were elected by the Board of Directors. No executive officer was related to any director or other executive officer of Signature by blood, marriage or adoption, and there were no arrangements or understandings between a director of Signature and any other person pursuant to which such person was elected an executive officer.

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

During the fiscal year ended December 31, 2010, the Company experienced a change in its Chief Executive Officer position.  Set forth below is information concerning Fremont’s former CEO.

Richard Sanchez (54): Mr. Sanchez served as the Executive Vice President and Chief Administrative Officer of Fremont and FRC from November 9, 2007 to September 30, 2008 and as Interim President and Chief Executive Officer of Fremont and FRC from October 1, 2008 to July 5, 2010.  From 2002 through 2006, he served as Executive Vice President, Chief Administrative Officer and Corporate Secretary for CCBI and CCB and was a director of both for the one-year period preceding the Washington Mutual acquisition.  From 1993 to 2002, Mr. Sanchez was Deputy Regional Director for the Office of Thrift Supervision (“OTS”), in the Western region.

Audit Committee

The Audit Committee is organized and conducts its business pursuant to a written charter adopted by the Board of Directors. The charter of the Audit Committee is available on the “Governance” page of our corporate website at www.signaturegroupholdings.com or a copy may be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Blvd., Suite 1600, Sherman Oaks, CA 91403. As of December 31, 2010, the members of the Audit Committee were independent directors Peiser, who chaired the committee, Koral and Blitzer, each of whom served on the Audit Committee since their appointment to the Board of Directors in June 2010.  As a result of the resignations of Messrs. Peiser and Blitzer from the Board of Directors, and the appointment of Ms. Deborah Midanek and Mr. Patrick E. Lamb to the Board of Directors and the Audit Committee of the Company, the Audit Committee as of the date of the filing of this Annual Report is comprised of three members, with Mr. Lamb serving as the Chair.  The Audit Committee met with management and the Company’s independent auditor, Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), to make inquiries regarding the manner in which the responsibilities of each were being discharged and to report their findings to the Board of Directors. The Audit Committee also met separately, without management present, with the independent auditor. This committee was primarily concerned with the integrity of Signature’s financial statements, compliance with legal and regulatory requirements and the independence and performance of Signature’s independent auditors. The Board determined that members of the Audit Committee satisfied the criteria required under applicable Commission standards for independence and financial literacy for each of the fiscal year ended December 31, 2010 and as of the date of the filing of this Annual Report.

The Board determined that Messrs. Peiser and Lamb satisfied the criteria for classification as an “audit committee financial expert” as set forth in the applicable rules of the Commission.

Code of Ethics

We maintain the Code of Ethics for Senior Financial Officers, which is our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions.  The code of ethics may be viewed free of charge on our corporate website at www.signaturegroupholdings.com or a copy may be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Blvd., Suite 1600, Sherman Oaks, CA 91403.

Stockholder Director Nominations

In connection with the Company's emergence from bankruptcy, the Company adopted Amended and Restated Bylaws, effective as of the Effective Date, as amended on October 27, 2010 and January 27, 2011. Pursuant to the Amended and Restated Bylaws, any stockholder of record of the Company entitled to vote for the election of directors may nominate an individual for election to the Board by providing timely notice to the Company.  To be timely, a nomination by a stockholder must (i) be sent to the Company in compliance with the requirements of Rule 14a-8 under the 1934 Act, if the proposal is submitted under such rule, or (ii) if not, be mailed and received by, or delivered to, the secretary of the Company not later than the close of business on the 90th day prior to the anniversary date of the most recent annual meeting of stockholders or, if the date of the annual meeting of shareholders is more than 30 days earlier or later than such anniversary date, then not later than the close of business on the 75th day prior to the anniversary date of the most recent annual meeting of stockholders. In addition, the Amended and Restated Bylaws include a requirement that any stockholder seeking to nominate directors provide, among other matters, as to each person whom the stockholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person and (D) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder.

Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the Commission. Reporting Persons were required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2010, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements except for the following late filings:  (i) a late Form 3 filed with the Commission by each of Messrs. Rubin, Noell, Schwab, Ross, Nickoll, and Grossman on June 23, 2010, July 6, 2010, July 8, 2010, July 13, 2010, July 22, 2010, and August 3, 2010, respectively; and (ii) a late Form 4 filed with the Commission by each of Messrs. Rubin, Noell, Nickoll, Grossman, and McIntyre on June 23, 2010, July 6, 2010, July 22, 2010, August 3, 2010 and August 23, 2010, respectively.

Item 11.	Executive Compensation

Compensation of Directors:

The following table sets forth information regarding total compensation paid to each non-employee director that served during the fiscal year ended December 31, 2010. Accordingly, the table below includes the members of the Fremont board of directors who resigned as of the Effective Date.  There was no compensation paid to any director who was also one of our executive officers as of December 31, 2010 for service on the Board of Directors.

Name	Year	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Fremont Board:
Stephen H. Gordon	2010	$44,999	$–	$44,999
	2009	92,000	–	92,000
David S. DePillo	2010	42,999	–	42,999
	2009	90,000	–	90,000
Barney R. Northcote	2010	44,999	–	44,999
	2009	94,000	–	94,000
Mark E. Schaffer	2010	44,999	–	44,999
	2009	94,000	–	94,000
Robert J. Shackleton	2010	44,999	–	44,999
	2009	94,000	–	94,000
Signature Board:
John Nickoll	2010	56,805	37,500	94,305
Robert Peiser	2010	74,055	37,500	111,555
(resigned)
John Koral	2010	46,805	37,500	84,305
Robert Schwab	2010	35,055	37,500	72,555
Norman Matthews	2010	37,805	37,500	75,305
(resigned)
Richard Rubin	2010	28.055	37,500	65,555
(resigned)
Michael Blitzer	2010	38,055	37,500	75,555
(resigned)
___________

(1)
For Messrs. Gordon, DePillo, Northcote, Schaffer, and Shackleton the fees paid to each included an annual retainer fee of $40,000 for service on the Board of Directors, plus an additional annual retainer of $30,000 for service on Board Committees for a combined total annual retainer of $70,000.  The total amount also includes $2,000 per month of director fees paid by FRC for serving on its board of directors.  These payments are pursuant to a Fremont compensation program that became effective January 8, 2008.

(2)	Each independent Signature director received 45,181 shares of restricted stock on October 27, 2010 for their service on the Board for the period from June 11, 2010 through December 31, 2010.

Signature’s compensation program for directors who were not employees of Signature or any of its subsidiaries was approved on October 27, 2010 and was deemed to be effective on June 11, 2010.

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

The initial grant of restricted common stock to the independent directors was on October 27, 2010 for an aggregate of 316,267 shares, covering the period of service from June 11, 2010 through December 31, 2010.  Each independent director received 45,181 shares of restricted stock having a value of Thirty-Seven Thousand Five Hundred Dollars ($37,500).  The restricted stock relating to this grant vested on January 1, 2011.

In addition to the annual compensation, each independent (non-management) member of the Board of Directors shall be entitled to annual supplements (payable in advance quarterly installments) and meeting attendance fees (payable quarterly in arrears) as follows:

Annual Supplements
Chairman of the Board	$25,000
Audit Committee Chair	35,000
Other Committee Chairs	5,000

Attendance Fees Per Meeting
Board of Directors Meetings	$2,000
Audit Committee Meetings	2,000
Other Committee Meetings	1,000

If a meeting, whether of the Board of Directors or a committee, is held via telephone, the attendance fees per meeting are reduced by one-half.

Compensation of Executives:

The following table presents information regarding compensation of our named executive officers (“Named Executive Officers”) for services rendered during the fiscal years ended December 31, 2010 and 2009, respectively. The Named Executive Officers include (i) our Chief Executive Officer; (ii) our next two most highly compensated executive officers who were serving as executive officers as of the fiscal year ended December 31, 2010; (iii) Fremont’s Interim President and Chief Executive Officer; and (iv) the next two most highly compensated executive officers that would have been included under (ii) but for the fact that the individual was not serving as an executive officer as of the fiscal year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Craig Noell	2010	$82,980	-	$-	$82,980
President, Chief Executive Officer and Director
Kenneth Grossman	2010	82,980	-	-	82,980
Executive Vice President and Director
Kyle Ross	2010	82,980	-	-	82,980
Executive Vice President, Interim Chief Financial Officer and Assistant Secretary
Richard A. Sanchez (1)	2010	302,307	-	150,000	452,307
(Former) Interim President and Chief Executive Officer	2009	609,230	-	13,846	623,076
Donald E. Royer (2)	2010	375,000	-	-	375,000
(Former) Executive Vice President and General Counsel	2009	517,307	-	1,923	519,230
Thea K. Stuedli	2010	226,731	-	-	226,731
(Former) Executive Vice President, Chief Financial Officer and Treasurer	2009	465,576	-	1,730	467,306
___________

(1)	In 2010, Mr. Sanchez was paid $150,000 for consulting services.
(2)	In 2010, Mr. Royer earned $124,000 for consulting services that were paid in January 2011 and therefore are not shown in the table.

Narrative to Summary Compensation Table

Current Executive Officers

Interim Management Agreement: Following the emergence from bankruptcy, Signature entered into an Interim Management Agreement on June 11, 2010 with SCA, a management company that is owned and managed by Craig Noell, our Chief Executive Officer, Kenneth Grossman, our Executive Vice President, Kyle Ross, our Executive Vice President and interim Chief Financial Officer and Thomas Donatelli.  Under the Interim Management Agreement, SCA acts as the management adviser to Signature and manages the assets of Signature, including assets and operations from Fremont, subject to the supervision of Signature’s Board of Directors. Pursuant to the Interim Management Agreement, each of Craig Noell, Kenneth Grossman, Thomas Donatelli and Kyle Ross (collectively, the “SCA Executives”) are employed and compensated by SCA.

Under the Interim Management Agreement, SCA has agreed to limit the base salaries for each of the SCA Executives to $150,000 per annum for such professional’s services to Signature from the Effective Date through December 31, 2010 and for each automatic extension thereof. The agreement has been extended by the Board through December 31, 2011, unless earlier terminated pursuant to its terms.  The Signature Board may approve bonuses to the SCA Executives directly or pursuant to Signature’s incentive plans as in effect from time to time, if any. For additional information on the Interim Management Agreement, see “F. Management of Signature” in Item 1 of this Annual Report.

Former Executive Officers

Each of Fremont’s former executive officers entered into employment agreements in November 2007.  Their base salaries were established as a result of negotiations between Fremont and Mr. Stephen H. Gordon, Fremont’s Chief Executive Officer in 2007, who negotiated on behalf of his management team when Fremont employed Mr. Gordon and his team in 2007.  As of January 1, 2010, the annual base salaries of Fremont’s former officers were as follows: Mr. Sanchez – $600,000; Ms. Stuedli – $450,000; and Mr. Royer – $500,000.  The employment agreements also provided for (i) bonuses as determined in the discretion of Fremont, (ii) performance based bonus awards for executives, (iii) awards of restricted stock, (iv) other perquisites and personal benefits such as reimbursement for travel, car allowance, participation in benefit plans, insurance plans, and vacation pay, and (v) severance.  In 2009 and 2010, no bonuses were paid nor restricted stock awards made to Fremont’s former officers.

As it relates to severance, the relevant severance provisions of Fremont’s former executive officers’ employment agreements provided for severance payments upon a termination of employment by Fremont without cause (other than due to death or disability) or by the executive for a “good reason” (lesser benefits were also payable upon each executive officer’s death or disability).  Severance benefits for each executive officer were based on a “3x” multiple of the executive’s base salary, average annual bonus (if any), and the average value of any equity awards.  Severance benefits also included continued health benefits for three years, the payment of an amount equal to the maximum contributions Fremont would have made for the former officers to Fremont’s defined contribution retirement plans at maximum levels for three years and the payment of benefits equal to the value of accelerated vesting under Fremont’s defined contribution retirement plans.

In connection with Fremont’s emergence from bankruptcy proceedings and the change in business strategy from Fremont to Signature, these former officers gave notice of their respective resignations on June 4, 2010.  The resignations of Mr. Sanchez and Ms. Stuedli became effective July 5, 2010. Mr. Royer delayed effectiveness of his resignation until October 2010 and assumed the roles of interim acting Chief Operating Officer and interim acting Chief Legal Officer of Signature during this interim period.  On December 27, 2010, Signature entered into a Separation, Consulting and Mutual Release Agreement with Mr. Royer (the “Royer Separation Agreement”).  Under the Royer Separation Agreement, in return for, among other things, mutual releases between the parties, Mr. Royer received $124,000 for consulting services for the period October 2, 2010 through December 31, 2010, reimbursement of legal expenses incurred, and severance payments totaling $500,000, which shall be paid in four equal quarterly installments on January 1, 2011, April 1, 2011, July 1, 2011 and October 1, 2011. The Royer Separation Agreement also provides for terms upon which Mr. Royer may in the future be called upon to provide Signature with consulting services in a capacity as an independent contractor.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The table below sets forth a summary of the beneficial ownership of Signature’s common stock as of June 27, 2011 by (i) each of our current directors, (ii) each of the Named Executive Officers and (iii) each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Commission.  Except as indicated by footnote and subject to community property laws where applicable, each person or entity named in the table has or had sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, her or it.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that will be or were subject to options, warrants or rights held by that person that were (i) exercisable as June 27, 2011, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Signature Common Stock Beneficially Owned as of June 27, 2011
Name of Beneficial Owner	Number of Shares		Percentage(7)
Executive Officers and Directors:
Craig Noell	3,450,000	(1)	3.00%
Kenneth Grossman	5,508,547	(2)	4.83%
Kyle Ross	1,413,750	(3)	1.24%
John Nickoll	772,920		*
Robert Schwab	1,407,920		1.25%
John Koral	1,852,920	(4)	1.64%
Deborah Hicks Midanek	75,640		*
Steven Gidumal	1,582,588	(5)	1.40%
Patrick E. Lamb	75,640		*
Richard A. Sanchez, formerly CEO	-		*
Donald E. Royer, formerly General Counsel	-		*
Thea K. Stuedli, formerly CFO	-		*
All current executive officers and directors as a group (10 persons)	16,169,925		13.74%

*Less than 1%.

Holders of more than 5% of shares:

James A. McIntyre	11,408,894		9.91%

(1)	Includes (i) 1,250,000 shares held directly and (ii) 2,200,000 shares underlying currently exercisable Warrants held through Signature Group Holdings, LLC where Mr. Noell is a member.
(2)
Includes (i) 3,334,746 shares held directly, (ii) 221,301 shares held by the Grossman Family Limited Partnership where Mr. Grossman is the General Partner, (iii) 475,000 shares held by Atlantic Beach Partners where Mr. Grossman is a 50% partner with his brother; (iv) 237,500 shares held by Jeanne Grossman, Mr. Grossman’s mother; and (v) 1,240,000 shares underlying currently exercisable Warrants held by Mr. Grossman.

(3)
Includes (i) 93,750 shares held by The Noel and Claudia Ross Family Trust, a trust established by Mr. Ross’ parents where Mr. Ross is one of the beneficiaries and (ii) 1,320,000 shares underlying currently exercisable Warrants held though Signature Group Holdings, LLC, where Mr. Ross is a member.

(4)	Includes (i) 1,000,420 shares held directly and (ii) 852,500 shares held by Susan D. Koral, Mr. Koral’s spouse.
(5)	Includes (i) 1,506,948 shares are held by Virtus Capital LP where Mr. Gidumal is President and Portfolio Manager and (ii) 75,640 shares held directly.
(6)
Includes: (i) 5,021,483 shares held by the James A. McIntyre Living Trust under which Mr. McIntyre is the current trustee and the current sole vested beneficiary; (ii) 4,323,316 shares held by the Amanda Nyce McIntyre Separate Property Trust under which Mr. McIntyre’s spouse, Amanda Nyce McIntyre is the current trustee and sole vested beneficiary; (iii) 60,150 shares held by the James A. McIntyre Grandchildren’s Trust, under which Mr. McIntyre is the trustee; (iv) 1,768,945 shares held by the McIntyre Foundation under which Mr. McIntyre is the Chief Financial Officer and (v) 235,000 shares held by The James A. McIntyre Supporting Organization under which Mr. McIntyre’s son-in-law, Jon Frederick, is the President.

(7)
For Messrs. Noell, Grossman, and Ross, as well as “All current executive officers and directors as a group”, the percentage ownership is based on the Company’s outstanding common shares plus the amount of shares underlying currently exercisable Warrants each owns.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Based on information supplied to it by the directors, the Board of Directors affirmatively determined that each of Michael Blitzer, John Koral, Norman Matthews, John Nickoll, Robert Peiser, Richard Rubin and Robert Schwab was considered “independent” under both the NYSE and the NASDAQ Stock Market “Independence Rules” as of the end of 2010.  The composition of the Board of Directors has changed with the resignations of Norman Matthews, Richard Rubin, Michael Blitzer and Robert Peiser in January 2011, February 2011, April 2011 and May 2011, respectively.  In April 2011, the Board of Directors appointed new members, Deborah Hicks Midanek, Steven Gidumal and Patrick E. Lamb to fill the aforementioned vacancies on the Board.  The Board of Directors has determined that each of the new appointees is considered “independent” under both the NYSE and the NASDAQ Stock Market “Independence Rules.”  The Board of Directors made such determinations based on the fact that such directors have not had, and currently do not have, any material relationship with the Company or its affiliates or any executive officer of the Company or his affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.

Certain Relationships And Related Transactions

Signature’s Governance, Nominating, and Compensation Committee charter provides that the Governance, Nominating, and Compensation Committee will review, approve or ratify any transaction required to be reported under Item 404(a) of Regulation S-K of the Commission and establish the policies and procedures in connection therewith. As part of the process in determining its disclosure obligations, the Company circulated a questionnaire to each director, nominee for director, executive officer and other persons who the Company believed could be a related party containing questions calculated to discover the existence of a related party transaction. For a related party transaction to be approved, the Committee will consider (a) the related person’s relationship or interest and (b) the material facts of the proposed transaction, and any material amendments thereto.

Signature Common Stock Investment, Warrants Issuance and Registration Rights.  Following Signature’s emergence from bankruptcy, the Signature Investors purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Signature also issued the Warrants to the Warrant Investors for an aggregate cash purchase price of $300,000.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act.  The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions.  In addition, the Warrants are also subject to “full ratchet” anti-dilution protection.  This anti-dilution provision provides that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants.  Certain securities issuances by the Company will not trigger this full ratchet protection.  The Warrants were valued at $5.1 million as of the issuance date and $5.7 million as of December 31, 2010 using a lattice option pricing model.

In connection with the closing of the issuance and sale of the Signature common stock and the Warrants, Signature, the Signature Investors and the Warrant Investors entered into the Registration Rights Agreement. Under the Registration Rights Agreement, Signature is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act pursuant to a resale shelf registration statement on Form S-3 or Form S-1, if the Company is not eligible to use Form S-3. The earliest that we would be eligible to have any such registration statement declared effective by the Commission is the date on which we achieve compliance with all of our Exchange Act reporting obligations.  Regardless of when any such registration statement is filed or declared effective, the shares of common stock issued to non-affiliate Signature Investors (but not the shares issuable upon a cash exercise of the Warrants) may be resold immediately and without restriction in reliance upon Rule 144 promulgated under the Securities Act to the extent such safe harbor provision is available.

Interim Management Agreement.  In 2010, the Company entered into the Interim Management Agreement with SCA, a newly formed management company that is owned and managed, in part, by the Company’s Chief Executive Officer and two of its Executive Vice Presidents.  The agreement has been extended by the Board through December 31, 2011, unless earlier terminated pursuant to its terms.  For additional information on the Interim Management Agreement, see “F. Management of Signature” in Item 1 of this Annual Report.

Substantial Contribution Claims.  Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”). In the fourth quarter of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the substantial contribution claims.  Included in the $4.2 million was $3.8 million in administrative expense claim payments to affiliates of the Company, including $2.0 million to Signature Group Holdings, LLC, $1.6 million to New World Acquisition, LLC and $0.2 million to James A. McIntyre.

Item 14.	Principal Accounting Fees and Services

	For the Year Ended December 31,
	2010	2009

Audit Fees	$323,400	$200,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$323,400	$200,000

In the above table, in accordance with the Commission’s definitions and rules, “Audit Fees” are related to the audit of Signature’s annual financial statements for the years ended December 31, 2010 and 2009. "Audit Related Fees" would be fees for assurance and related services performed by Squar Milner that are reasonably related to the performance of the audit or review of the Company's financial statements, however Squar Milner performed no such services for Signature. “Tax Fees” would be fees for tax compliance, tax analysis, tax advice and tax planning, however Squar Milner performed no such services for Signature. “All Other Fees” would include fees for any services not included in the first three categories, however Squar Milner performed no such services for Signature.  While Signature did not commence an audit of its 2009 consolidated financial statements until 2010, management and Squar Milner have allocated a portion of the audit fees paid in 2010 and 2011 in the chart above based upon an estimate of the time, effort and cost associated with the audit work for such identified periods.

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

2.1
Signature Group Holdings, LLC’s Chapter 11 Fourth Amended Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, Dated May 11, 2010, as amended on June 8, 2010.   (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 9, 2010, Commission File Number 001-08007)

2.2
Plan of Merger between the Company and Fremont General Credit Corporation, a California corporation. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

2.3
Plan of Merger between the Company and Fremont Reorganizing Corporation, f/k/a Fremont Investment & Loan, a California corporation. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of Fremont General Corporation (hereby changed to Signature Group Holdings, Inc.).  (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

3.2
Amended and Restated Bylaws of Signature Group Holdings, Inc. dated January 27, 2011. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2011, Commission File Number 001-08007).

4.1
Form of Stock Certificate for Common Stock of Fremont General Corporation. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, Commission File Number 001-08007)

4.2
Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc. with new CUSIP.  (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

4.3
Indenture with respect to the 9% Junior Subordinated Debentures among the Company, the Trust and Bank of New York (originated with First Interstate Bank of California), a New York Banking Corporation, as trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.4
Amended and Restated Declaration of Trust with respect to the 9% Trust Originated Preferred Securities among the Company, the Regular Trustees, Bank of New York, a Delaware banking corporation, as Delaware trustee, and Bank of New York, N.A., a national banking association, as Institutional Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.5
Preferred Securities Guarantee Agreement between the Company and Bank of New York, N.A., a national banking association, as Preferred Guarantee Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.6
Common Securities Guarantee Agreement by the Company. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.7
Form of 9% Trust Originated Preferred Securities. (Included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, Commission File Number 001-08007)

4.8
Rights Agreement between the Company and Mellon Investor Services LLC dated October 23, 2007.  (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007, Commission File Number 001-08007)

4.9
Supplemental Indenture between Fremont General Corporation and HSBC Bank USA, National Association, Indenture Trustee for the holders of the Company’s Series B 7.875% Senior Notes due March 2009, dated May 28, 2008 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008, Commission File Number 001-08007)

4.10
Order  (A) Limiting Certain Transfers of Equity Interests in the Debtor and (B) Approving Related Notice Procedures (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 23, 2008, Commission File Number 001-08007)

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

10.2*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Richard A. Sanchez. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

Exhibit No.	Description

10.3*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Thea Stuedli. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.4*
Employment Agreement dated November 9, 2007 by and between the Company, Fremont Investment & Loan and Donald E. Royer. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 15, 2007, Commission File Number 001-08007)

10.5	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2008, Commission File Number 001-08007)

10.6
Forbearance Agreement between Fremont General Corporation and Tennenbaum Multi-Strategy Master Fund, as a holder of certain 7.875% Senior Notes due 2009, dated May 28, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008, Commission File Number 001-08007)

10.7*
Amendment to Employment Agreement between Fremont General Corporation, Fremont Reorganizing Corporation and Richard A. Sanchez dated September 24, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2008, Commission File Number 001-08007)

10.8
Separation, Consulting and Mutual General Release Agreement between Signature Group Holdings, Inc. and Donald E. Royer entered into on December 27, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2010, Commission File Number 001-08007)

10.9
Form of Registration Rights Agreement entered into between the Company and the investors thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.10
Interim Investment Management Agreement by and between the Company and Signature Capital Advisers, LLC dated June 11, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.11	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.12	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

21	Subsidiaries of the Company.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management or compensatory plans or arrangements.

Signature Group Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Signature Group Holdings, Inc. (Formerly Fremont General Corporation)

We have audited the accompanying consolidated balance sheets of Signature Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive loss for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signature Group Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
June 27, 2011

F – 1

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
Consolidated Balance Sheets

	December 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009
ASSETS
Cash and cash equivalents	$70,424	$355,698
Investment securities, available for sale	2,184	-
Loans held for investment, net	1,967	2,132
Premises and equipment, net	2,348	2,623
Income taxes receivable	797	25,160
Other assets	563	3,435
Assets of discontinued operations	57,261	88,132
Total assets	$135,544	$477,180

LIABILITIES
Notes payable	$39,000	$-
Warrant liability	5,700	-
Liabilities subject to compromise	-	293,366
Other liabilities	2,033	2,015
Liabilities of discontinued operations	15,090	90,652
Total liabilites	61,823	386,033

Commitments and contingencies (Note 16)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value; 10,000 and 2,000 shares at December 31, 2010 and 2009, respectively, authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 190,000 and 150,000 shares authorized at December 31, 2010 and 2009, respectively; 112,105 and 78,380 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,118	784
Additional paid-in capital	444,103	423,039
Accumulated deficit	(371,541)	(332,056)
Deferred compensation	-	(620)
Accumulated other comprehensive income	41	-
Total shareholders' equity	73,721	91,147
Total liabilites and shareholders' equity	$135,544	$477,180

See accompanying notes to consolidated financial statements.

F – 2

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009
Interest income	$353	$1,195
Interest expense	4,057	4,675
Net interest expense	(3,704)	(3,480)
Provision for loan losses	38	-
Net interest expense after provision for loan losses	(3,742)	(3,480)

NON-INTEREST INCOME:
Change in fair value of warrant liability	(595)	-
Other	86	351
Total non-interest income	(509)	351

NON-INTEREST EXPENSE:
Professional fees	3,134	1,077
Compensation	2,009	1,315
Insurance	1,894	2,416
Management fee	1,063	-
Occupancy	175	204
Other	1,039	734
Total non-interest expense	9,314	5,746
Loss from continuing operations before reorganization items and income taxes	(13,565)	(8,875)
Reorganization items, net	11,868	9,378
Loss from continuing operations before income taxes	(25,433)	(18,253)
Income taxes	-	-
Loss from continuing operations	(25,433)	(18,253)
Loss from discontinued operations, net of income taxes	(14,052)	(5,710)
Net loss	$(39,485)	$(23,963)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.26)	$(0.23)
Loss from discontinued operations, net of income taxes	(0.15)	(0.08)
Net loss	$(0.41)	$(0.31)

See accompanying notes to consolidated financial statements.

F – 3

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock
(Dollars and shares in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2008	-	$-	78,380	$784	$-	$423,010	$(308,093)	$(820)	$-	$114,881
Net loss	-	-	-	-	-	-	(23,963)	-	-	(23,963)
Change in cost of common stock held in trust	-	-	-	-	-	-	-	229	-	229
GSOP fair value adjustment	-	-	-	-	-	29	-	(29)	-	-
Balance at December 31, 2009	-	-	78,380	784	-	423,039	(332,056)	(620)	-	91,147
Net loss	-	-	-	-	-	-	(39,485)	-	-	(39,485)
Issuance of common shares to TOPrS	-	-	21,000	210	-	16,590	-	-	-	16,800
Issuance of common shares and warrants	-	-	12,500	125	-	4,831	-	-		4,956
GSOP fair value adjustment	-	-	-	-	-	10	-	(10)	-	-
Reclassification of deferred compensation to treasury stock	-	-	-	-	(630)			630	-	-
Retirement of deferred compensation plan shares	-	-	(91)	(1)	630	(629)	-	-	-	-
Issuance of restricted stock	-	-	316	-	-		-	-	-	-
Amortization of restricted stock	-	-	-	-	-	262	-	-	-	262
Net change in unrealized gains on investments	-	-	-	-	-	-	-	-	41	41
Balance at December 31, 2010	-	$-	112,105	$1,118	$-	$444,103	$(371,541)	$-	$41	$73,721

See accompanying notes to consolidated financial statements.

F – 4

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
Consolidated Statements of Cash Flows

	Year ended
	December 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(39,485)	$(23,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	14,052	5,710
Depreciation and amortization	83	192
Impairment of investment securities, available for sale	55	-
Change in warrant liability	596	-
Recovery from loan losses	38	-
Gain on extinguishment of debt - TOPrS	(3,530)	-
Amortization of restricted stock	262	-
Senior debt claims paid	(183,267)	-
TOPrS claims paid	(45,000)	-
Changes in operating assets and liabilities:
Other assets	(74)	462
Other liabilities	(2,658)	(2,197)
Accrued interest payable	-	4,487
Income taxes	24,363	(48,060)
Net cash (used in) provided by operating activities of discontinued operations	(70,624)	73,117
Net cash (used in) provided by operating activities	(305,189)	9,748

Cash flows from investing activities:
Principal changes on loans held for investment	127	116
Purchases of investment securities, available for sale	(2,154)	-
Proceeds from disposals of premises and equipment, net	-	12
Net cash provided by investing activities of discontinued operations	11,925	11,663
Net cash provided by investing activities	9,898	11,791

Cash flows from financing activities:
Issuance of common stock and warrants	10,060	-
Net cash provided by financing activities	10,060	-

Increase (decrease) in cash and cash equivalents	(285,231)	21,539
Cash and cash equivalents, beginning of year	356,223	334,684
Cash and cash equivalents, end of year	$70,992	$356,223

Cash and cash equivalents, end of year - continuing operations	$70,424	$355,698
Cash and cash equivalents, end of year - discontinued operations	568	525
Cash and cash equivalents, end of year	$70,992	$356,223

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$620	$201
Cash paid for interest	25,123	188
Notes payable issued as partial settlement of TOPrS	39,000	-
Common stock issued as partial settlement of TOPrS	16,800	-
Transfers of loans to real estate owned	11,178	10,509

See accompanying notes to consolidated financial statements.

F – 5

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
Consolidated Statements of Comprehensive Loss

	December 31,
(Dollars in thousands)	2010	2009
Net loss	$(39,485)	$(23,963)
Other comprehensive income:
Net change in unrealized gains during period:
Investment securities, available for sale	41	-
Accumulated other comprehensive income	41	-
Total comprehensive loss	$(39,444)	$(23,963)

See accompanying notes to consolidated financial statements.

F – 6

Signature Group Holdings, Inc.
Formerly Fremont General Corporation (Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”), formerly known as “Fremont General Corporation” ( “Fremont”), is an externally managed financial services company that seeks to become a diversified business enterprise that is intended to generate strong, risk-adjusted return on equity while protecting shareholder capital.  Signature presently operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, Signature maintains and is managing certain assets related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  The Legacy Assets are being managed to maximize cash recoveries and value for Signature’s shareholders and will be redeployed into its long term business strategy over time.  The Company also has significant federal and state net operating loss carryforwards (“NOLs”), estimated to be approximately $882.7 million and $998.6 million, respectively, as of December 31, 2010.  The Company has established a full valuation allowance against its NOL in the consolidated balance sheets.  The NOLs are further discussed in Note 11 ― Income Taxes.

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

To manage its business affairs, Signature entered into an Interim Investment Management Agreement dated June 11, 2010 (“Interim Management Agreement”) with Signature Capital Advisers, LLC (“SCA”), a management company that is owned and managed by experienced professionals with backgrounds and experience in commercial finance, distressed debt acquisition, merchant banking and private equity.  SCA’s principals and employees, who include Craig Noell, Signature’s Chief Executive Officer; Kenneth Grossman, its Executive Vice President; Kyle Ross, its Executive Vice President and interim Chief Financial Officer; David Collett, its Senior Vice President and Treasurer, and Thomas Donatelli, who is a principal of SCA, have an established track record of identifying, structuring, and managing transactions in Signature’s targeted business lines.

NOTE 2 — SIGNIFICANT EVENTS, INCLUDING CHAPTER 11 BANKRUPTCY PROCEEDINGS

Recent History

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

F – 7

On February 27, 2007, Fremont and FIL received a proposed Cease and Desist Order from the FDIC (the “Order”) due, in part, to the deterioration in the subprime mortgage market, which had a material adverse impact on its business and results of operations. The Order called for Fremont to make a variety of changes designed to restrict the level of lending in its subprime residential mortgage and commercial real estate business, to adopt a Capital Adequacy Plan to maintain adequate Tier-1 leverage capital in relation to its risk profile, to provide for enhanced regulatory oversight, and to mandate the retention of qualified management acceptable to the FDIC and the DFI. On March 7, 2007, Fremont formally consented to the proposed Order issued by the FDIC, without admitting to any of the allegations contained in the Order. Fremont entered into a Final Order with the DFI on April 13, 2007, which was substantially similar in content to the Order (the “DFI Order” and, along with the Order, the “Orders”).

In response to the Orders, FIL: (i) ceased originating subprime residential real estate loans and, in several transactions, sold a substantial portion of its subprime residential real estate loan portfolio; and (ii) sold a substantial portion of its commercial real estate loan portfolio and related lending platform although it retained a significant participation interest in the commercial real estate loan portfolio sold.

Notwithstanding FIL’s efforts to comply with the Orders, on March 26, 2008, the FDIC issued a Supervisory Prompt Corrective Action Directive (the “Directive”) to Fremont, which gave Fremont 60 days to either recapitalize FIL or accept an offer for FIL to be acquired by another depository institution.  In April 2008, Fremont announced terms of an agreement with CapitalSource, Inc. (“CapitalSource”), whereby CapitalSource, through a to-be-organized California industrial bank, agreed to purchase a substantial portion of FIL’s remaining assets, including all branches, and assume 100% of its deposits (the “CapitalSource Transaction”). The CapitalSource Transaction was entered into to comply with the requirements of the Directive.

On June 18, 2008 (the “Petition Date”), Fremont filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court for nearly two years.  During such period (i) the CapitalSource Transaction was completed in July 2008; (ii) FIL relinquished its federal deposit insurance coverage from the FDIC, surrendered its California industrial bank charter to the DFI and, in connection with these matters, changed its name to Fremont Reorganizing Corporation (“FRC”); (iii) Fremont and FIL entered into several material litigation settlements; (iv) Fremont and FIL resolved and settled over one billion dollars in claims filed against FIL relating to potential repurchase obligations of the representation and warranties FIL provided to counterparties that had purchased the residential real estate loans FIL originated during the years 2002 through 2007; (v) Fremont achieved a significant recovery from settling an insurance claim equaling the policy limits of $10.0 million; and (vi) Fremont was the beneficiary of a significant change in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) that allowed the Company to carryback its NOLs generated in 2008 and record an income tax benefit of $48.4 million in during the year ended December 31, 2009, which primarily related to the $24.8 million income tax refund filed with the Internal Revenue Service (“IRS”) in the fourth quarter of 2009 and approximately $23.8 million in reversals of income tax provisions related to the resolution of tax matters previously accrued.

The actions taken and events occurring during the bankruptcy proceedings provided the basis for Fremont to successfully reorganize itself on the Effective Date. As of the Effective Date, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature.

Events During 2009 and Prior to Emergence from Chapter 11 Bankruptcy Proceedings in 2010

Settlement with Aurora Loan Services.  In January 2009, Fremont entered into a Settlement Agreement and Mutual Release with Lehman Brothers Bank, FSB, Lehman Brothers Holdings, Inc. and Aurora Loan Services LLC (“Aurora”) with respect to certain outstanding claims made by Aurora on behalf of various structured asset securities corporations (“Aurora Settlement”).  The terms of the Second Aurora Settlement provided for Fremont to pay $0.4 million to Aurora in January 2009.

Settlement with Massachusetts Attorney General.  In April 2009, Fremont entered into a conditional settlement agreement with the Office of the Attorney General of the Commonwealth of Massachusetts (the “Commonwealth”) with respect to resolving outstanding litigation and disputes (“Mass AG Settlement”).  The Mass AG Settlement resulted in Fremont paying $10.0 million to the Commonwealth in June 2009.

F – 8

Settlement with California Insurance Commissioner.  In April 2009, Fremont, FRC and FGCC entered into a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont (“Life”) with respect to a global and integrated settlement and release of all claims and disputes among the parties, as described below (“CIC Stipulation”).  The CIC Stipulation provided for a global and integrated settlement and release of all of the claims and disputes arising out of or in connection with multiple suits.  The financial terms of the CIC Stipulation called for Fremont and FRC to: (i) pay $5.0 million to the Commissioner during the quarter ended June 2009; (ii) agree to an allowance of a $5.0 million general unsecured non-priority claim for the Commissioner against Fremont, which was paid on the Effective Date plus interest of approximately $0.3 million; and (iii) transfer $4.1 million to the Commissioner from the funds held in escrow from the sale of certain of the Fremont’s artwork.  The non financial terms of the CIC Stipulation included agreements to (i) deconsolidate Fremont Indemnity from the consolidated tax filings, (ii) transfer the stock of Life to the Commissioner for the benefit of Fremont Indemnity, (iii) dismiss disputes and claims related to the liquidation case of Fremont Indemnity, and (iv) exchange mutual releases among the parties.

Settlement with Enron.  In April 2009, Fremont entered into a stipulation and agreement with The Enron Creditors Recovery Corporation (“Enron”), as representatives of Enron Corporation’s bankruptcy estate, with respect to resolving outstanding litigation and disputes (the “Enron Settlement”).  The Enron Settlement provided for the allowance of a $4.0 million general unsecured claim in favor of Enron against Fremont, which would be deemed satisfied in full upon the receipt of $2.0 million in payments, which was paid on the Effective Date.

Rampino D&O Case Settlement.  On May 15, 2009, Fremont entered into a trilateral stipulation and agreement (the “Rampino Stipulation”) with seven former officers and directors of Fremont and/or Fremont Indemnity (collectively, the “Rampino Defendants”) and the Commissioner, as statutory liquidator of Fremont Indemnity, to settle the outstanding litigation between the Rampino Defendants and the Commissioner and to resolve fifteen Proofs of Claim filed in the Bankruptcy Court asserting liquidated damage amounts that in the aggregate exceeded $27.0 million, and that contained substantial contingent and unliquidated components which were filed by the Rampino Defendants in Fremont’s bankruptcy proceedings. As a result of the Rampino Stipulation, Fremont paid $22.0 million on the Effective Date.  In addition, Messrs. Bailey, Rampino, McIntyre, and Meyers’ received distributions from Fremont on the Effective Date totaling approximately $2.9 million, $3.5 million, $3.2 million and $1.4 million, respectively, on account of their interests in the Fremont’s SERP Plans. In consideration of the aforementioned payments made to Messrs. Bailey, Rampino, McIntyre, and Meyers by Fremont, each provided releases to Fremont and FRC related to their proofs of claims filed for wages and other claims filed in Fremont’s bankruptcy proceeding.

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

Repurchase Settlements.  During Fremont’s bankruptcy proceedings, significant settlements resolving alleged repurchase claims were negotiated with multiple trustees on behalf of various investors. During the fiscal year ending December 31, 2009, Fremont entered into three settlement agreements and paid approximately $1.3 million with respect to these settlements over such period.  From January 1, 2010 and through the Effective Date, Fremont entered into three additional settlement agreements and paid approximately $28.3 million with respect to these settlements over such period.

F – 9

Extension of NOL Carryback Period.  On November 6, 2009, President Obama signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA”), which further expanded the five-year NOL carryback provisions that were initially expanded under the American Recovery and Reinvestment Act of 2009 (“ARRA”). This new law allowed businesses to carryback either their 2008 or 2009 NOL to claim refunds of taxes paid within the prior five years. Under ARRA, only small businesses, as defined in ARRA, were permitted to elect a five-year NOL carryback. Fremont did not qualify as a “small business” under ARRA and was restricted to a two-year carryback provision. As a result of the WHBAA, Fremont, which filed a consolidated federal corporate income tax return, was permitted to elect up to a five-year carryback of its NOLs incurred in either 2008 or 2009. Accordingly, Fremont made such an election for the NOLs generated in 2008, and recorded an income tax benefit of $24.8 million for the estimated tax refund.  After giving effect to the five-year carryback of the 2008 NOL and all NOL carrybacks from prior tax years, the estimated remaining federal and state NOL carryforwards for its consolidated tax group was approximately $882.7 million and $998.6 million, respectively, as of December 31, 2010.  The NOL carryforward may be used to offset future federal tax obligations, if any, of the Company.  The amount of the NOL carryforward is an estimate which may change based upon various factors, including audits by the Internal Revenue Service (“IRS”) of subsequent open tax years. In October 2010, the Company received $24.4 million, net of $0.4 million in other potential tax liabilities, relating to the 2008 NOL carryback.  Subsequently, in February 2011, the IRS notified the Company that the $24.8 million refund was subject to review by the Congressional Joint Committee on Taxation and a request was made on the Company for certain information regarding the refund.

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

Events Related To Emergence from Chapter 11 Bankruptcy Proceedings

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, which was binding on all stockholders and creditors of Fremont on the Effective Date.  The Confirmation Order and the Plan provided for a number of material transactions and events as of or following the Effective Date, which are summarized below.

Consolidations of Fremont Subsidiaries.  On the Effective Date, Fremont completed a two step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then FRC, formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers.  The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”).  Pursuant to the Confirmation Order, the new members of the Board of Directors and shareholders of Fremont, now known as Signature were deemed to approve and adopt both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law.  Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s Executive Officers and members of the Board of Directors: Craig Noell, Kenneth Grossman, John Nickoll and Robert Schwab, as well as Robert Peiser and Richard Rubin, former Board of Director members  (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

F – 10

Additionally, pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $300,000.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act.  The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions.  In addition, the Warrants are also subject to “full ratchet” anti-dilution protection.  This anti-dilution provision provides that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants.  Certain securities issuances by the Company will not trigger this full ratchet protection.  The Company valued the Warrants at issuance date and December 31, 2010 at $5.1 million and $5.7 million, respectively, using a lattice option pricing model.

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

F – 11

(Dollars in thousands)	Distribution Amount
Class 1 (Allowed secured claims)	$8
Class 2 (Priority non-tax)	-
Class 3A (Non-note general unsecured creditors)	49,059
Class 3B (Senior Notes)	186,782
Class 3C (TOPrS)	45,000
Total	$280,849

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms that had filed aggregate claims of approximately $4.9 million.

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

F – 12

As more fully described in Note 21 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission.

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

•	$2.0 million paid related to a stipulation and agreement with Enron;
•
$22.0 million paid related to a trilateral stipulation and agreement with seven former officers and directors of Fremont and/or Fremont Indemnity and the Commissioner, as statutory liquidator of Fremont Indemnity; and

•	$7.0 million paid related to a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with BONY.

All of these litigation settlements were entered into prior to fiscal year 2010.

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements.  These settlements not only were consistent with the economics of FIL’s prior repurchase claim settlements.  In the third and fourth quarters of 2010, Signature did not enter into any litigation or loan repurchase settlement agreements.  See Note 20 ― Discontinued Operations for more information about the Company’s repurchase reserve liability.

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

F – 13

Substantial Contribution Claims.  Pursuant to the Plan, Signature was obligated to pay all Allowed Claims, which included payments of expenses of plan proponents and other parties in interest who the Bankruptcy Court deemed had made substantial contributions in Signature’s progress toward reorganization (“Substantial Contribution Payments”).  The determination by the Bankruptcy Court relating to such Substantial Contribution Payments was not made until after the Effective Date, so these amounts are separate and apart from the Unpaid Claims described previously.  In the fourth quarter of 2010, Signature paid a total of $4.2 million in Substantial Contribution Payments, which represents the full amount of the Substantial Contribution Claims.  Included in the $4.2 million was $3.8 million in administrative expense claim payments to affiliates of the Company, including $2.0 million to Signature Group Holdings, LLC, $1.6 million to New World Acquisition, LLC and $0.2 million to James A. McIntyre.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

Basis of Presentation
For the period from Petition Date through Effective Date, the consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations.  Accordingly, liabilities subject to compromise as of the Petition Date, which include the expected allowed claims for liabilities incurred prior to the petition, are presented separately from those liabilities not subject to compromise in the consolidated balance sheets.  Liabilities not subject to compromise include all liabilities incurred after the Petition Date.  Liabilities that are not fully secured and have been incurred prior to the Petition Date are considered liabilities subject to compromise. These amounts represent the Company’s estimates of known or potential pre-petition date claims that were resolved in connection with the Bankruptcy Case.  Expenses directly attributable to the Bankruptcy Case, including, but not limited to, professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains and losses resulting from activities of the reorganization process and interest income earned on cash accumulated by the Company while in bankruptcy, are presented separately from other operating expenses in the consolidated statements of operations as reorganization items, net.

The Company evaluates subsequent events through the date of filing with the SEC.

The consolidated financial statements include the accounts of Signature Group Holdings, Inc. and its subsidiaries and variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

In mortgage loan securitization transactions that meet the applicable criteria to be accounted for as a sale, assets are sold to an entity referred to as a qualifying special purpose entity (“QSPE”), which then issues beneficial interests in the form of senior and subordinated interests collateralized by the assets. Historically, Fremont retained beneficial interests from its securitizations, including residual interests, subordinated rated bonds (referred to herein as private issue investment securities) and mortgage servicing rights. Additionally, Fremont resecuritized certain residual interests in a new securitization transaction.  The assets and liabilities sold to the QSPEs are excluded from the Company’s consolidated balance sheet, subject to a periodic re-evaluation to ensure the QSPE continues to meet the requirements to be a QSPE. If a QSPE would no longer qualify for off-balance sheet treatment the Company may be required to consolidate it, subject to determining whether the entity is a variable interest entity (“VIE”) and to determining who is the primary beneficiary. In these cases, any beneficial interests previously held are derecognized from the consolidated balance sheet and the underlying assets and liabilities of the SPE are recorded at their fair value.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of investment securities, available for sale, subordinated mortgage-backed securities (residual interests in securitized loans and private issue investment securities), loans held for sale, commercial real estate investments,  real estate owned and warrant liability; determination of the allowance for loan losses on loans held for investment, litigation reserve and repurchase reserve; impairment of long-lived assets; liabilities subject to compromise and realization of deferred tax assets.

Accounting for Reorganizations
As discuss in Basis of Presentation above, the financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with FASB ASC 852 - Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code). Under FASB ASC 852, companies must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable.  In accordance with ASC 852, Signature did not adopt fresh-start accounting as of the Effective Date.  Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values  upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.   Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

F – 14

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

In March 2007, the Company decided to exit the subprime residential real estate business and to sell substantially all of the assets related to such business.  Additionally, in late 2007 and early 2008, the Company pursued various strategic initiatives, which included the sale of substantially all of its retail banking operations, including all of its branches and 100% of its deposits, closure of its mortgage servicing operations and sale of the related mortgage servicing rights.  These strategic initiatives resulted in the Company classifying the remaining assets and liabilities of its former retail banking and residential lending operation as discontinued operations.  Refer to Note 20 ― Discontinued Operations for assets, liabilities and financial results of the components of the Company designated as discontinued operations.

Restructuring Charges
Restructuring charges are recognized and measured according to the provisions of FASB ASC 420 Exit or Disposal Cost Obligations, formerly Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“FASB ASC 420”). Under FASB ASC 420, restructuring charges include, but are not limited to, termination and related costs, contract termination costs consisting primarily of lease termination costs and other costs directly associated with the exit and disposal activities, including impairment of premises and equipment. Restructuring and related charges are initially based on estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

F – 15

The following table presents the changes in the Company’s restructuring liability, which consists of changes in occupancy-related liabilities associated with the closure of various facilities in connection with the discontinuation of the residential and commercial lending operations, as well as the relocation of Fremont’s corporate headquarters:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$2,471	$2,903
Accruals	47	66
Payments	(2,518)	(498)
Ending balance	$-	$2,471

Restructuring charges, within continuing operations, totaled zero for the years ended December 31, 2010 and 2009, respectively.  Cumulative restructuring charges, within continuing operations totaled $4.2 million through December 31, 2010.

Restructuring charges, within discontinued operations, totaled zero and $4.8 million for the years ended December 31, 2010 and 2009, respectively.  Cumulative restructuring charges, within discontinued operations totaled $49.3 million through December 31, 2010.

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

Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash, and included within cash and cash equivalents.   Restricted cash is related to i) amounts on deposit securing a letter of credit associated with insurance policies and ii) amounts on deposit pending a decision on a legal case currently on appeal.

Investment Securities, Available for Sale
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

F – 16

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

Residual interests in securitized loans and private issue investment securities are carried at fair value.  These investment securities are carried at estimated fair value with changes in fair value recorded as a component of non-interest income in the statements of operations of discontinued operations.

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

Commercial Real Estate Investments
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

Real Estate Owned, Net
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

F – 17

Aggregate cost includes the unpaid loan principal balance and direct costs of origination, less the net amount of fees received from the borrower. The Company maintains a valuation allowance that is based upon management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. The valuation allowance is increased through periodic provisions that are recorded in current operations as a reduction of the gain (loss) on loans held for sale. Interest earned on loans held for sale is recorded as interest income, in the statement of operations of discontinued operations, until the date of sale.

Interest Income – Loans
Interest income on loans held for investment and held for sale is recognized as earned.  The Company classifies loans held for investment and loans held for sale as non-accrual when principal or interest is delinquent 90 days or more (unless the loan has collateral sufficient to discharge the debt and management reasonably expects repayment of the debt or restoration to a current status in the near future) or when other factors indicate that payment in full of principal and interest is not expected according to the contractual terms of the loan. When a loan is placed on non-accrual status, any previously uncollected interest is reversed as a reduction of interest income on loans receivable and accrued interest receivable. Subsequent collections on non-accrual loans are applied as a reduction of principal when other factors indicate that payment of principal in full is not expected. Once all principal has been received, any additional payments are recognized as interest income on a cash basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

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

Repurchase Reserves
In the ordinary course of business, as the Company’s loans held for sale were sold and the Company made customary standard industry representations and warranties about the loans sold.  The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans.  The Company maintains a repurchase reserve, pursuant to ASC 460-10 – Guarantees and ASC 450-10 – Contingencies for the estimated losses, upon settlement or repurchase, expected to be incurred due to outstanding loan repurchase claims as well as potential future loan repurchases or claims on loans previously sold in whole loan sale transactions. This reserve is based upon recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased.  At the point the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve.  Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statement of operations of discontinued operations.

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

F – 18

Income Taxes
Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income Taxes.  Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities.  At December 31, 2010 and 2009, the Company has fully reserved for its net deferred tax asset as it is more likely than not that the Company will be unable to realize its net deferred tax asset. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of such amounts to be more likely than not.

Stock-Based Compensation
Compensation expense related to the Company’s restricted stock grants is based on the fair value of the shares awarded at the grant date. Compensation expense for the restricted stock grants is recognized on a straight-line basis over the requisite service period (generally one year).

Recent Accounting Standards
In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 amends the Accounting Standards (Codification) for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“ASU 2009-16”). ASU 2009-16 eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted.  The adoption of ASU 2009-16 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). This update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted.  The adoption of ASU 2009-17 on January 1, 2010 did not have a significant impact on the Company’s consolidated financial statements, as it was not required to consolidate any of its securitizations since the Company had determined that is does not have the power to direct the activities that most significantly impact the securitization trusts’ economic performance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires additional disclosures about fair value measurements, including transfers in and out of Levels 1 and 2, as well as requiring a higher level of disaggregation for the different types of financial instruments.   It also clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption.  Early adoption is permitted.  The adoption of FASB ASC 2010-06 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU 2010-18”).  Under ASU 2010-18, modifications of loans that are accounted for within a pool under FASB ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments under ASU 2010-18 are effective for modifications of loans accounted for within pools under ASC Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted.  The adoption of FASB ASC 2010-18 on January 1, 2011 did not have a significant impact on the Company’s consolidated financial statements.

F – 19

In July 2010, the FASB issued ASU No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of ASU 2010-20 is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes.  Disclosures provided to meet the objective above should be provided on a disaggregated basis.  The disclosures required by ASU 2010-20 are effective for annual reporting periods ending on or after December 15, 2011.  The Company does not expect that the adoption of ASU 2010-20 will have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents, within continuing operations, is summarized in the following table:

	December 31,
(Dollars in thousands)	2010	2009
Non-interest bearing deposits in other financial institutions	$70,424	$130,659
Certificates of deposit	-	201,300
Short-term money market funds	-	23,739
Total cash and cash equivalents	$70,424	$355,698

F – 20

As of December 31, 2010 and 2009, $2.9 million and $1.3 million, respectively, of deposits in other financial institutions were restricted.  Restricted cash totaling $0.9 million and $1.3 million related to amounts on deposit securing a letter of credit associated with insurance policies at December 31, 2010 and 2009, respectively. Restricted cash included $2.0 million and zero related to amounts on deposit pending a decision on a legal case currently on appeal at December 31, 2010 and 2009, respectively.  No other cash and cash equivalents were restricted as of December 31, 2010 and 2009.

NOTE 5 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale:

	December 31,
(Dollars in thousands)	2010	2009
Corporate bonds	$1,880	$-
Estate bonds	304	-
Investment securities, available for sale	$2,184	$-

During 2010, the Company purchased $2.0 million in 10% corporate bonds, maturing in March 2012, for $1.8 million.  Additionally, the Company purchased $3.3 million in estate bonds of an institution seized by the FDIC for $0.4 million.  Holders of the senior and subordinate debentures are currently engaged in litigation over the distribution of the remaining funds of the estate, with final resolution expected in 2011.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following:

	December 31,
(Dollars in thousands)	2010	2009
Amortized cost	$2,143	$-
Gross unrealized holding gains	41	-
Estimated fair value	$2,184	$-

The change in investment securities, available for sale consisted of the following for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$-	$-
Purchases	2,154	-
Amortization of discount	44	-
Impairment	(55)	-
Changes in fair value	41	-
Ending balance	$2,184	$-

During the year ended December 31, 2010, amortization of the discount on investment securities, available for sale totaled $44 thousand.

The Company performs a quarterly assessment of investment securities, available for sale with unrealized losses to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.  During the year ended December 31, 2010, the Company recognized credit-related other–than–temporary impairment, based on reductions in fair value below cost basis, of $55 thousand related to its $0.4 million in estate bond holdings.

F – 21

NOTE 6 — LOANS HELD FOR INVESTMENT, NET

Loans held for investment, net, within continuing operations, consists of the following:

	December 31,
(Dollars in thousands)	2010	2009
Commercial loans	$2,015	$2,142
Allowance for loan losses	(48)	(10)
Loans held for investment, net	$1,967	$2,132

Activity in the allowance for loans losses is summarized in the following table:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$10	$10
Provision for loan losses	38	-
Charge-offs	-	-
Recoveries	-	-
Ending balance	$48	$10

Loans held for investment, net consist of a participation interest in a pool of adjustable rate multi-family loans.  At December 31, 2010 non-accrual loans totaled $38 thousand and the weighted average yield at December 31, 2010 was 5.68%.

NOTE 7 — PREMISES AND EQUIPMENT, NET

Premises and equipment, within continuing operations, consists of the following:

	December 31,
(Dollars in thousands)	2010	2009
Furniture and equipment	$-	$169
Buildings	2,913	2,913
Land	1,439	1,439
Other	-	-
Premises and equipment, gross	4,352	4,521
Accumulated depreciation and amortization	(2,004)	(1,898)
Premises and equipment, net	$2,348	$2,623

Depreciation and amortization expense, within continuing operations, totaled $0.1 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

F – 22

Subsequent to year-end, the Company determined that its Anaheim Hills, California facility was no longer needed and listed the building and related land for sale.  No impairment charges were recognized at the time of transfer of the building and land to assets held for sale as the estimated market value was in excess of carrying amounts.

NOTE 8 — OTHER ASSETS AND LIABILITIES

The following table details the composition of the Company’s other assets and other liabilities, within continuing operations, as of the dates indicated:

	December 31,
(Dollars in thousands)	2010	2009
OTHER ASSETS:
Prepaid expenses	$298	$111
Other assets	265	231
Investment in TOPrS capital trust	-	3,093
Other assets	$563	$3,435

OTHER LIABILITIES:
Accounts payable and accrued expenses	2,033	2,015
Other liabilities	$2,033	$2,015

NOTE 9 — NOTES PAYABLE, SENIOR NOTES AND JUNIOR SUBORDINATED DEBENTURES

Long-term debt, within continuing operations, consisted of the following at the periods indicated:

	December 31,
(Dollars in thousands)	2010	2009
Notes payable	$39,000	$-
Senior notes (1)	-	166,530
Junior subordinated debentures (1)	-	103,093
Total	$39,000	$269,623

(1)
Amounts are included within liabilities subject to compromise (refer to Note 19 – Debtor-in-Possession Financial Information), within continuing operations, in the accompanying consolidated balance sheets at December 31, 2009.

Notes Payable
As partial settlement of the TOPrS’ bankruptcy claims, the former holders of the Junior Subordinated Debentures received $45 million in cash, 21 million shares of the Company’s common stock, and were issued an aggregate of $39 million of the Notes Payable, which mature in December 2016.  The Notes Payable bear interest at 9% per annum, payable quarterly starting in September 2010 and mature December 31, 2016.  The Notes Payable were issued on July 16, 2010, but as they were an obligation of the Company pursuant to the TOPrS settlement under the plan, Signature accrued such liability as of June 11, 2010. As a result of this settlement, the Company recognized a $3.5 million gain, included in reorganization items, net in the accompanying consolidated statements of operations, based on the difference between the carrying amount of the TOPrS and settlement amounts.

The Notes Payable Indenture contains covenants that limit the ability of the Company and certain subsidiaries, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, or make guarantee payments on the foregoing; (ii) make payments on debt securities that rank pari passu or junior to the Notes Payable; (iii) effect a change of control of the Company; or (iv) enter into transactions with insiders.

As more fully described in Note 21 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission.

F – 23

Interest expense on the Notes Payable was $1.9 million for the year ended December 31, 2010.  Total interest payments made on the Notes Payable were $1.9 million for the year ended December 31, 2010.

Senior Notes
On the Effective Date, the Senior Notes were cancelled.  The holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest, plus an additional $1.5 million.  The $1.5 million is included in reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2010.

In 1999, Fremont issued $225.0 million in 7.875% Senior Notes representing unsecured senior indebtedness of the Company, ranking equally with its unsubordinated indebtedness.  The Senior Notes were also redeemable at anytime in whole or in part before maturing and were not subject to sinking fund requirements.  Interest was payable on the Senior Notes semi-annually on March 17 and September 17 and were set to mature on March 17, 2009.

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

Interest expense on the Senior Notes, accrued using the federal judgment rate of 2.51%, was $2.0 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively.  Total interest payments for the Senior Notes were $18.7 million and zero for the years ended December 31, 2010 and 2009, respectively. The difference between contractually required interest payments and actual interest payments made was $3.9 million and $13.1 million for the years ended December 31, 2010 and 2009, respectively.

Junior Subordinated Debentures
In 1996, Fremont formed the TOPrS Trust, which sold $100 million of TOPrS in a public offering. The TOPrS represented preferred undivided beneficial interests in the assets of the Trust. Holders of the TOPrS were entitled to receive cumulative cash distributions at an annual rate of 9% of the liquidation amount of $25 per share of the TOPrS, payable quarterly. The proceeds from the sale of the TOPrS were invested in the Junior Subordinated Debentures issued by Fremont. The Junior Subordinated Debentures were the sole asset of the TOPrS Trust.

In February 2008, Fremont exercised it right to defer the regularly scheduled quarterly interest payments on its Junior Subordinated Debentures, beginning with the distributions that would have otherwise been paid on March 31, 2008.   At Petition Date, outstanding accrued and unpaid contractual interest on the TOPrS totaled $4.3 million.  During the period from Petition Date through December 31, 2009, no additional interest expense was recognized.

In accordance with the TOPrS Settlement, interest expense was not paid from the Petition Date to the Effective Date.  No interest was paid on the TOPrS during the years ended 2010 and 2009.

There was no interest expense on the Junior Subordinated Debentures for the years ended December 31, 2010 and 2009.  The difference between contractually required interest payments and actual interest payments was $4.1 million and $9.3 million for the years ended December 31, 2010 and 2009, respectively.

NOTE 10 — WARRANT LIABILITY

Pursuant to the Plan, the Signature Investors purchased an aggregate of 12.5 million shares of the Company's common stock for an aggregate $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally pursuant to the Plan, the Company issued the Warrants, which were exercisable for an aggregate of 15 million shares of the Company's common stock to the Warrant Investors for an aggregate cash purchase price of $0.3 million.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in aggregate payable on each subsequent vesting installment.

F – 24

The Warrants include a ratchet anti-dilution protection provisions which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. ASC 815 Derivatives and Hedging provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity.  When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the Warrants are accounted for by the issuer as equity.  ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument that has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the Warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company values the Warrants on a quarterly basis using a lattice option pricing model.  The net change in the fair value of the Warrants was $0.6 million for the year ended December 31, 2010 and is included in non-interest income in the consolidated statement of operations.  The fair value of the Warrants was $5.7 million and $5.1 million at December 31, 2010 and June 11, 2010, respectively, using the lattice option pricing model.

Changes in Warrant liability, within continuing operations, consisted of the following at the periods indicated:

	December 31,
(Dollars in thousands)	2010	2009
Warrant liability, beginning balance	$-	$-
Issuance of warrants	5,105	-
Change in fair value of warrant liability	595	-
Warrant liability, ending balance	$5,700	$-

The Company utilizes a lattice option pricing model to estimate the fair value of the Warrant liability each period.  At December 31, 2010, the fair value of the Warrant liability included assumptions for expected term (8.73 years), volatility (43%), risk-free rate (3.05%), exercise price ($0.73) and exercise multiple (2.8 times the exercise price).  The exercise price was adjusted downward from the contractual exercise price to $0.73 per share due to the triggering of the ratchet provision related to the annual grant of restricted stock to the members of the Company’s Board of Directors for the fiscal year 2011.

As more fully described in Note 21 ― Subsequent Events, each of three newly appointed independent members of the Board of Directors was issued 75,640 restricted shares of common stock in 2011.  This grant of restricted stock resulted in additional downward adjustments of the contractual exercise price of the Warrants to $0.69 per share.

The $0.6 million change in fair value of Warrant liability for the year ended December 31, 2010 is included as a reduction in non-interest income in the accompanying consolidated statements of operations.

NOTE 11 — INCOME TAXES

Federal and state current and deferred income tax expense (benefit), within continuing operations was zero for the years ended December 31, 2010 and 2009.

A reconciliation of the effective federal tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 35.0% is summarized in the following table:

F – 25

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Tax expense at federal statutory rate	35.0%	35.0%
Deferred tax valuation allowance	-35.0%	-42.8%
State income taxes, net of federal benefit	0.0%	7.8%
Meals and entertainment	0.0%	-0.1%
Other	0.0%	0.1%
Income tax expense	0.0%	0.0%

Net payments made for federal and state income taxes were $0.6 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. These matters primarily consist of issues relating to the discontinued insurance operations, certain deductions of expenses and the timing related to the deduction of repurchase reserves. The total reserve for these uncertain tax matters was zero and $0.4 million at December 31, 2010 and 2009, respectively. The provision for such tax related issues was zero for the years ended December 31, 2010 and 2009, respectively.  Tax provisions (benefits) related to uncertain tax positions are reflected in tax expense (benefit) in discontinued operations. During the year ended December 31, 2009, the Company successfully resolved the issues related to the discontinued insurance operations and certain expense deduction matters.  As a result of the resolution of those matters, the Company reduced its accrual related to those matters by $23.8 million which is reflected in discontinued operations tax benefit for the year ended December 31, 2009.

Deferred income taxes, which is included as a component of continuing operations, includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are summarized in the following table:

F – 26

	December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Bad debt	$3,061	$4,768
Compensation	719	4,737
Premises and equipment	1,583	1,567
Disposal and exit costs	2,443	2,546
Net operating loss carryforwards	391,313	349,693
Alternative minimum tax credits	10,907	10,907
Other	424	20,242
Total deferred tax assets	410,450	394,460

Deferred tax liabilities:
Repurchase reserve	6,637	5,538
State income and franchise taxes	267	585
Total deferred tax liabilities	6,904	6,123
Net deferred tax asset before valuation allowance	403,546	388,337
Valuation allowance	(403,546)	(388,337)
Net deferred tax asset after valuation allowance	$-	$-

During the fourth quarter of 2010, the Company received a $24.4 million tax refund, net of approximately $0.4 million of other tax liabilities, from the IRS related to the carryback of the Company's 2008 NOLs to the taxable year periods 2003, 2004 and 2005. In February 2011, the IRS notified the Company that its $24.8 million refund related to the carryback of its NOLs from the 2008 year to the taxable year periods 2003, 2004, and 2005 was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”) and a request was made for the Company to provide certain information regarding the refund.

One of the pre-requisites to receiving $24.4 million refund was completion by the IRS of its examination of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which were finalized.  Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied.  Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will be given by the Joint Committee.  The Company has made no adjustment in its financial statements related to such notice.

At December 31, 2010, the Company had federal and state NOLs of $882.7 million and $998.6 million, respectively, which expire at various dates between 2016 and 2030.  The Company’s federal NOLs have a 20-year life and begin to expire in 2027.    The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its net deferred tax asset and as such, has placed a full valuation allowance on its net deferred tax asset at December 31, 2010 and 2009, respectively.

NOTE 12 —SHAREHOLDERS’ EQUITY

At December 31, 2010 and 2009, 112,104,768 and 78,380,146 shares of common stock had been issued, respectively. No shares of preferred stock have been issued as of December 31, 2010 and 2009.

Amended and Restated Articles
Pursuant to the Plan, the Company adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date.  The Amended and Restated Articles of Incorporation also changed the par value of each share of the Company's common stock from $1.00 per share to $0.01 per share.  Additionally, the number of authorized shares of Company's common stock and preferred stock was increased to 190,000,000 and 10,000,000 shares, respectively.  The Company’s common stock and additional paid-in capital accounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the change in par value of common stock on the Effective Date.

F – 27

The Company’s common stock and additional paid-in capital accounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the change in par value of common stock on the Effective Date.

The payment of dividends on the Company’s common stock, if any, is subject to debt covenants in the Notes Payable Indenture, and the discretion of the Board of Directors. The Company did not declare or pay any dividends to shareholders during the years ended December 31, 2010 and 2009.

Signature Common Stock Investment and Warrants Issuance
Pursuant to the Plan, the Signature Investors purchased an aggregate of 12.5 million shares of the Company's common stock for an aggregate $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally pursuant to the Plan, the Company issued the Warrants, which were exercisable for an aggregate of 15 million shares of Company common stock to the Warrant Investors for an aggregate cash purchase price of $0.3 million.  The Warrants have a term of 10 years and an exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in aggregate payable on each subsequent vesting installment.

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

The Company also maintained the SERP and Excess Benefit Plan; both of which were deferred compensation plans designed to provide certain employees the ability to receive benefits that would be otherwise lost under the Company’s qualified retirement plans due to statutory or other limits on salary deferral and matching contributions. Assets held in the SERP and Excess Benefit Plan included both Company stock, as well as other mutual funds. Changes in the fair value of the Company’s stock are included as part of the deferred compensation obligation component of other liabilities with a corresponding charge (or credit) to compensation expense. Changes in the fair value of the mutual funds were recorded as part of both other assets and deferred compensation obligation with corresponding charges (or credits) to other income and compensation expense, respectively. These offsetting charges and credits due to the changes in fair value of the mutual fund assets resulted in no net impact in the accompanying consolidated statements of operations.  Assets held in trust for deferred compensation plans and liabilities of deferred compensation plans are included in the balance sheets of discontinued operations (Refer to Note 20 – Discontinued Operations).

The following table details the composition of the Company’s deferred compensation balance as of the dates indicated:

	December 31,
(Dollars in thousands)	2010	2009
SERP and Excess Benefit Plan	$-	$589
GSOP	-	31
Deferred compensation	$-	$620

As more fully discussed in Note 2 ― Significant Events, Including Chapter 11 Bankruptcy Proceedings, in July 2010, Signature made a demand on Merrill Lynch to terminate the following retirement plans held by Merrill Lynch and remit the property held thereby to Signature: (i) the Excess Benefit Plan; (ii) the SERP; and (iii) the SERP II. The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any right to or claims against the SERP Plans as result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.  Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares are assets of Signature. In December 2010, the Board of Directors approved the cancellation and retirement of the Remaining Shares, which reduced the Company’s outstanding share count by 91,645 to 112,104,768 as of December 31, 2010.

F – 28

NOTE 13 — SHARE-BASED PAYMENTS

Independent Director Compensation Program
Effective June 11, 2010, the Company adopted an independent (non-management) director compensation program which provides for annual grants of restricted shares of common stock of the Company on the first business day of each calendar year, which grants shall have an aggregate annual value of $75 thousand per independent director.

On October 27, 2010, each of the independent members of the Board of Directors was issued 45,181 restricted shares of common stock which covered the period of June 11, 2010 to December 31, 2010.  These restricted shares vest on January 1, 2011.  The total number of restricted shares of common stock issued was 316,267, which had an aggregate fair value of $0.3 million.

Awards of restricted stock, if any, are amortized at their grant date fair value.  Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period.  Compensation expense for share-based compensation was $0.3 million and zero for the years ended December 31, 2010 and 2009, respectively.

The following table presents the changes in the Company’s nonvested restricted stock awards for the years ended December 31, 2010 and 2009:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares, December 31, 2008	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested shares, December 31, 2009	-	-
Granted	316	0.83
Vested	-	-
Forfeited	-	-
Nonvested shares, December 31, 2010	316	$0.83

Nonvested stock restricted awards are not recorded as part of common stock in the consolidated balance sheets until they are earned.  However, since the shares are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date.  As of December 31, 2010 and 2009, there was no unrecognized compensation expense for restricted stock awards.

As more fully discussed in Note 21 – Subsequent Events, on January 3, 2011, each of the independent members of the Board of Directors was issued 102,739 restricted shares of common stock.  These restricted shares shall vest on December 31, 2011, subject to immediate vesting in the event of a change in control. On April 21, 2011 each of the three newly appointed independent members of the Board of Directors was issued 75,640 restricted shares of common stock. These restricted shares also vest on December 31, 2011, subject to immediate vesting in the event of a change in control. Unvested restricted shares issued to former Board members were forfeited.

F – 29

NOTE 14 — MANAGEMENT AGREEMENT

Pursuant to the Plan, the Company entered into the Interim Management Agreement dated June 11, 2010 with SCA, certain principals of whom subsequently became affiliated with the Company as members of its executive management team.  SCA acts as the management adviser to the Company, oversees its business strategy, and manages the assets of the Company, including the Company's legacy assets and operations, subject to the supervision of the Company's Board of Directors. SCA will also arrange for the acquisition of any equity or debt financing by the Company, subject to the approval of the Board.

The Interim Management Agreement was to remain in effect until the earlier of the date the Company and SCA enter into a long-term management agreement or December 31, 2010. The Interim Management Agreement was extended by Board action through December 31, 2011.   The Interim Management Agreement may be terminated upon sixty (60) days' written notice (i) by the vote of a majority of the outstanding securities of the Company, (ii) by the vote of the Board or (iii) by SCA.

Under the Interim Management Agreement, SCA receives a Management Fee as compensation for its services $525,000 per calendar quarter or such other amount based on the determination of the Board and the consent of SCA paid in advance of each quarter, which is intended to cover the commercially reasonable operating expenses to be incurred by SCA in its management of the Company.  SCA will refund the portion of the Management Fee that exceeds its actual expenses or apply such excess to the subsequent period, if applicable. The Company will bear all other costs and expenses of its operations and transactions.  Management fees for the year ended December 31, 2010 were $1.1 million.

NOTE 15 — LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009
Loss from continuing operations	$(25,433)	$(18,253)
Loss from discontinued operations, net of income taxes	(14,052)	(5,710)
Net loss	$(39,485)	$(23,963)

Weighted-average basic and diluted shares outstanding	97,012	78,286

Basic and diluted loss per share:
Continuing operations	$(0.26)	$(0.23)
Discontinued operations	(0.15)	(0.08)
Basic and diluted loss per share	$(0.41)	$(0.31)

For the years ended December 31, 2010 and 2009, 303,873 and zero shares, respectively, were excluded from the computation of diluted earnings per share as their impact would have been antidilutive.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Retention and Termination Benefits

FRC instituted a retention program with its full time employees in September 2008 in order to compensate employees for the uncertainty of their employment situation in light of Fremont’s bankruptcy filing. Under such program, employees were paid a retention bonus equal to 20 or 40% of their regular monthly base salary for each full month of service. This retention program was in effect at December 31, 2010.

F – 30

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

Pending Legal Proceedings

The legal proceedings summarized below are ongoing matters and may have an effect on the Company’s business and financial results.

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

Lieberman Matter.  In July 2009, legal counsel for the lead plaintiffs in the Securities Class Action litigation matter filed a motion seeking a preliminary injunction and declaratory relief to compel the Massachusetts Attorney General to produce all deposition transcripts and exhibits in Commonwealth v. Fremont Investment and Loan, arguing that, despite the confidentiality order in that matter, the documents sought are public records subject to mandatory disclosure and that the plaintiffs have a right to the documents pursuant to Massachusetts Public Records Law.  The Court denied plaintiff’s motion for preliminary injunction without prejudice, and denied plaintiff’s motion to intervene in the Massachusetts Attorney General Action.   Plaintiff filed timely appeals of both motions.  The Massachusetts Attorney General and Signature have stipulated to consolidation of the appeals. On December 6, 2010, oral argument was heard by the Supreme Judicial Court of the Commonwealth of Massachusetts.  The Supreme Judicial Court affirmed both the dismissal of Plaintiff's Public Records Law request and the denial of the Plaintiff’s motion to intervene.  However, the Court remanded the matter to the trial court to further consider whether permissive intervention should be allowed.  This matter does not involve a financial claim against Signature.

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

F – 31

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

Colburn Matter.  On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate (“CRE”)  group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement executed in August 2003, and extended in August 2007.  Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff's termination effective August 28, 2007, and the value of 36 months’ welfare benefits.  Ms. Colburn filed a Proof of Claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million.  This case is still in the discovery phase.  Trial is scheduled to commence August 2011.  Signature intends to defend itself vigorously in this matter.

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

F – 32

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings.  Between the Effective Date and December 31, 2010, settlements were reached with four of these firms resulting in Signature paying $0.9 million in 2010, in addition to the $2.7 million paid to them on the Effective Date.  In 2011, the Company reached settlements with two other firms whose fees were disputed, resulting in the payment of $0.4 million in the second quarter of 2011.  The outstanding disputed claims from the last firm that has not settled with Signature as of the date of this filing aggregates approximately $1.2 million.  On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission and indicated it would issue a written decision within 60 days of the hearing.

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

Settled and Resolved Legal Proceedings

Fremont and Signature have been involved in various legal proceedings that were either settled or resolved during and following Signature’s emergence from bankruptcy proceedings in June 2010. See Note 2 of this Annual Report for more information.

Lease Obligations

Total rent expense, within continuing operations, for facilities and equipment under operating leases was zero for the years ended December 31, 2010 and 2009.   Total rental expense, within discontinued operations, for facilities and equipment under operating leases was zero and $1.3 million for the years ended December 31, 2010 and 2009, respectively.

Historically, the Company leased office facilities and certain equipment under non-cancelable operating leases, the terms of which ranged from one to ten years. Certain leases provided for an increase in the basic rental to compensate the lessor for increases in operating and maintenance costs. The leases may also have provided renewal options.  At December 31, 2010, all facility leases were either completed or terminated and there are no significant rental commitments outstanding.

F – 33

NOTE 17 — FAIR VALUE MEASUREMENTS

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, at December 31, 2010 and 2009:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2010:
Assets:
Investment securities, available for sale	$1,880	$304	$-	$2,184

Liabilities:
Warrant liability	$-	$-	$5,700	$5,700

As of December 31, 2009:
Assets:
Assets held in deferred compensation plans	$11,792	$-	$-	$11,792

Liabilities:
Liabilities of deferred compensation plans	$11,819	$-	$-	$11,819

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	Balance, January 1	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Balance, December 31
Year ended December 31, 2010:
Warrant liability	$-	$595	$-	$5,105	$5,700

Year ended December 31, 2009:
Subordinated mortgage-backed securities:
Private issue investment securities	$92	$3	$-	$(95)	$-
Residual interest in securitized loans	252	40	-	(292)	-
Total	$344	$43	$-	$(387)	$-

F – 34

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value.  These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under FASB ASC 820-10.  The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2010 and 2009:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2010:
Assets:
Real estate owned (1)	$-	$-	$2,571	$2,571
Loans held for sale, net	-	-	38,938	38,938
Total	$-	$-	$41,509	$41,509

As of December 31, 2009:
Assets:
Real estate owned (1)	$-	$-	$6,253	$6,253
Loans held for sale, net	-	-	53,409	53,409
Commercial real estate investments (1)	-	-	1,318	1,318
Total	$-	$-	$60,980	$60,980

Liabilities:
Discontinued lease liability	$-	$-	$2,471	$2,471

(1)
Amounts represent the Company’ real estate owned (“REO”) and commercial real estate investments which resulted in gains (losses) on assets and liabilities recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Real estate owned, net	$(1,921)	$(1,858)
Loans held for sale, net	(3,705)	8,582
Commercial real estate investments	-	(16)
Discontinued lease liability	(47)	(66)
Total	$(5,673)	$6,642

FASB ASC Topic 825 – Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values.   The following table presents the carrying values and fair value estimates of financial instruments as of December 31, 2010 and 2009:

F – 35

	December 31,
	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$70,424	$70,424	$355,698	$355,698
Investments securities, available for sale	2,184	2,184	-	-
Loans held for investment, net	1,967	1,967	2,132	2,132
Discontinued Operations:
Cash and cash equivalents	568	568	525	525
FHLB stock	2,051	2,051	2,146	2,146
Loans held for sale, net	38,938	38,938	53,409	53,409
Commercial real estate investments	5,484	5,484	9,072	9,072
Note receivable	1,639	1,639	-	-
Assets held in deferred compensation plans	-	-	11,792	11,792

LIABILITIES				-
Continuing Operations:
Notes payable	$39,000	$35,685	$-	$-
Warrant liability	5,700	5,700	-	-
Senior notes	-	-	166,530	166,530
Junior subordinated debentures	-	-	103,093	77,320
Discontinued Operations:
Liabilities of deferred compensation plans	-	-	11,819	11,819

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at December 31, at 2010 and 2009:

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

FHLB stock
FHLB stock is recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.  FIL was a former member of the FHLB of San Francisco and its remaining investment in FHLB stock is not currently redeemable.

Loans held for sale, net
The fair value of loans held for sale is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analysis, estimated values of underlying collateral and actual loss severities experience in portfolios backed by similar assets.

F – 36

Commercial real estate investments
The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analysis.

Note receivable
The note receivable is a short-term note received in connection with the sale of commercial real estate investments, held for sale.  The fair value of notes receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty.

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

Senior notes
At December 31, 2010 and 2009, an active market did not exist for the Senior Notes and fair value was determined, based on the ultimate redemption amounts.

Junior subordinated debentures
The fair value of Junior Subordinated Debentures is based on quoted market prices of the related preferred securities.

Liabilities of deferred compensation plans
The fair value of liabilities of deferred compensation plans are based on the fair value of the underlying investments in money market, mutual funds and common stock of the Company. The fair value is based upon quoted prices in active markets.

F – 37

NOTE 18 — OPERATIONS BY REPORTABLE SEGMENT

The following tables present the operating results and other key financial measures for the Company's operating segments for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Year Ended December 31, 2010:
Interest income	$353	$4,495	$4,848
Interest expense	4,057	-	4,057
Net interest (expense) income	(3,704)	4,495	791
Provision for loan losses	38	-	38
Non-interest income	(509)	1,351	842
Non-interest expense	9,314	19,354	28,668
Reorganization items, net	11,868	394	12,262
Loss before taxes	(25,433)	(13,902)	(39,335)
Income tax expense	-	150	150
Net loss	$(25,433)	$(14,052)	$(39,485)

As of December 31, 2010:
Segment assets	$78,283	$57,261	$135,544
Segment liabilities	46,733	15,090	61,823

(Dollars in thousands)	Continuing Operations	Discontinued Operations	Total
Year Ended December 31, 2009:
Interest income	$1,195	$5,750	$6,945
Interest expense	4,675	-	4,675
Net interest (expense) income	(3,480)	5,750	2,270
Non-interest income	351	29,227	29,578
Non-interest expense	5,746	87,863	93,609
Reorganization items, net	9,378	1,215	10,593
Loss before taxes	(18,253)	(54,101)	(72,354)
Income tax benefit	-	(48,391)	(48,391)
Net loss	$(18,253)	$(5,710)	$(23,963)

As of December 31, 2009:
Segment assets	$389,048	$88,132	$477,180
Segment liabilities	295,381	90,652	386,033

F – 38

NOTE 19 — DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The following table presents the balance sheet of Fremont, while it was a debtor in possession, as of December 31, 2009:

(Dollars in thousands)	December 31,
(Debtor-In-Possession for the Period from June 18, 2008 through June 11, 2010)	2009
Cash and cash equivalents	$23,742
Premises and equipment, net	152
Other assets	4,056
Assets held in trust for deferred compensation plans	11,792
Investment in subsidiaries	442,628
TOTAL ASSETS	$482,370

Liabilities subject to compromise (1):
Senior notes	$166,530
Junior subordinated debentures	103,093
Accrued interest	21,067
Income taxes payable	35,664
Other liabilities	51,153
Liabilities of deferred compensation plans	11,819
Other liabilities	2,015
TOTAL LIABILITIES	391,341
TOTAL SHAREHOLDERS' EQUITY	91,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$482,370

(1)
Liabilities subject to compromise at Fremont, debtor in possession, include amounts related to intercompany transactions, which are eliminated in consolidation and excluded from continuing and discontinued operations.  Consolidated liabilities subject to compromise, within continuing operations, totaled $293.4 million at December 31, 2009.  Consolidated liabilities subject to compromise, within discontinued operations, totaled $37.7 million December 31, 2009.

F – 39

The following table presents the statement of operations for Fremont, while a debtor in possession, for the periods indicated:

(Dollars in thousands)	Period From January 1, 2010 Through June 11,	Year Ended December 31,
(Debtor-In-Possession for the Period from June 18, 2008 through June 11, 2010)	2010	2009
Net interest expense	$(2,089)	$(4,657)
NON-INTEREST INCOME:
Changes in fair value of assets held in trust for deferred compensation plans	(17)	703
Other	385	351
Total non-interest income	368	1,054
NON-INTEREST EXPENSE:
Professional	1,208	1,077
Compensation	572	2,301
Insurance	1,711	2,416
Litigation	250	33,213
Other	280	755
Total non-interest expense	4,021	39,762
Loss before reorganization items, losses of subsidiaries and income taxes	(5,742)	(43,365)
Reorganization items, net	10,050	10,157
Loss before losses of subsidiaries and income taxes	(15,792)	(53,522)
Undistributed losses of subsidiaries	(6,651)	(15,408)
Loss before income taxes	(22,443)	(68,930)
Income tax expense (benefit)	498	(24,695)
Net loss	$(22,941)	$(44,235)

F – 40

The following table presents the statement of cash flows for Fremont, while a debtor in possession, for the periods indicated:

(Dollars in thousands)	Period From January 1, 2010 Through June 11,	Year Ended December 31,
(Debtor-In-Possession for the Period from June 18, 2008 through June 11, 2010)	2010	2009
Cash flows from operating activities:
Net loss	$(22,941)	$(44,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2	9
Chinges in fair value in deferred compensation plans	57	252
Gain on extinguishment of debt - TOPrS	(3,530)	-
Senior debt claims paid	(183,267)	-
TOPrS claims paid	(45,000)	-
Deferred compensation claims paid	(11,896)	-
Changes in operating assets and liabilities:
Other assets	(1,317)	2,468
Other liabilities	(34,963)	42,063
Accrued interest payable	-	4,487
Investment in subsidiaries	286,978	15,409
Income taxes receivable (payable)	1,221	(24,695)
Net cash used in operating activities	(14,656)	(4,242)

Cash flows from investing activities:
Proceeds from disposal of premises and equipment, net	-	11
Net cash provided by investing activities	-	11

Cash flows from financing activities:
Issuance of common shares and warrants	10,060	-
Net cash provided by financing activities	10,060	-

Decrease in cash and cash equivalents	(4,596)	(4,231)
Cash and cash equivalents, beginning of year	23,742	27,973
Cash and cash equivalents, end of year	$19,146	$23,742

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

F – 41

The following table summarizes the components of liabilities subject to compromise, within continuing operations, included in the consolidated balance sheets as of the period indicated:

	December 31,
(Dollars in thousands)	2010	2009
Senior notes	$-	$166,530
Junior subordinated debentures	-	103,093
Accrued interest payable	-	21,067
Other	-	2,676
Liabilities subject to compromise	$-	$293,366

Reorganization items, net
Expenses directly attributable to the Bankruptcy Case, including, but not limited to, professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains and losses resulting from activities of the reorganization process and interest income earned on cash accumulated by the Company while in bankruptcy are presented separately from other operating expenses in the consolidated statements of operations as reorganization items, net. Reorganization items, net, within continuing operations, consisted of the following for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Legal and professional fees	$13,948	$10,171
Senior Notes settlement (1)	1,500	-
Interest income	(50)	(793)
Gain on extinguishment of debt (2)	(3,530)	-
Reorganization items, net	$11,868	$9,378

(1)
On the Effective Date, the Senior Notes were cancelled, and the holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest, plus an additional $1.5 million.

(2)
On the Effective Date, as partial settlement of the TOPrS’ bankruptcy claims, the former holders of the TOPrS received $45 million in cash, 21 million shares of the Company’s common stock, and were issued an aggregate of $39 million of notes payable, due 2016.  As a result of this settlement, the Company recognized a $3.5 million gain, included in reorganization items, net in the accompanying consolidated statements of operations, based on the difference between the carrying amount of the TOPrS and settlement amounts.

NOTE 20 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

F – 42

Assets and Liabilities of Discontinued Operations

The major classifications of assets and liabilities of the Company’s discontinued operations are summarized as follows as of the dates indicated:

(Dollars in thousands)	December 31,
(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)	2010	2009
Cash and cash equivalents	$568	$525
FHLB stock	2,051	2,146
Residential real estate loans held for sale, net	38,938	53,409
Commercial real estate investments	5,484	9,072
Note receivable	1,639	-
Accrued interest receivable	403	528
Real estate owned, net	7,003	7,037
Premises and equipment, net	778	1,410
Assets held in trust for deferred compensation plans	-	11,792
Other	397	2,213
Total assets of discontinued operations	$57,261	$88,132

Repurchase reserve	$8,873	$37,200
Accounts payable and accrued expenses	5,379	2,967
Liabilities of deferred compensation plans	-	11,819
Liabilities subject to compromise	-	37,732
Other	838	934
Total liabilities of discontinued operations	$15,090	$90,652

F – 43

Statement of Operations of Discontinued Operations

	Years Ended December 31,
(Dollars in thousands)	2010	2009
(Debtor-In-Possession for the Period June 18, 2008 through June 11, 2010)
INTEREST INCOME:
Loans	$4,462	$5,087
Investments	33	185
Other	-	478
Interest income	4,495	5,750
NON-INTEREST INCOME:
Gain on loans held for sale	4,034	30,900
Loss on commercial real estate investments	(106)	(735)
Loss on real estate owned, net	(3,377)	(2,182)
Other	800	1,244
Non-interest income	1,351	29,227
NON-INTEREST EXPENSE:
Compensation	6,408	10,261
Occupancy	613	2,842
Information technology	930	2,410
Professional fees	6,050	6,605
Insurance	3,497	8,880
Litigation	1,301	49,322
Restructuring charges	-	4,812
Other	555	2,731
Non-interest expense	19,354	87,863
Loss before reorganization items and income taxes	(13,508)	(52,886)
Reorganization items, net	394	1,215
Loss before income taxes	(13,902)	(54,101)
Income tax expense (benefit)	150	(48,391)
Loss from discontinued operations	$(14,052)	$(5,710)

Cash and Cash Equivalents

Cash and cash equivalents, within discontinued operations, is summarized in the following table:

	December 31,
(Dollars in thousands)	2010	2009
Non-interest bearing deposits in financial institutions	$568	$525
Total cash and cash equivalents	$568	$525

Loans held for sale, net
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

F – 44

The following table details the Company’s residential real estate loans held for sale included in discontinued operations as of:

	December 31,
(Dollars in thousands)	2010	2009
Unpaid principal balance	$106,598	$140,625
Net deferred direct origination costs	184	445
Loans held for sale before valuation allowance	106,782	141,070
Valuation allowance	(67,844)	(87,661)
Loans held for sale, net	$38,938	$53,409
Loans held for sale on non-accrual status	$45,347	$67,304

At December 31, 2010 and 2009, residential real estate loans on non-accrual loans as a percentage of outstanding unpaid principal balances were 43% and 48%, respectively.

A valuation allowance is maintained based upon the Company’s estimate of inherent valuation deficiencies in the loans held for sale portfolio to adjust the loans to lower of cost or fair value. Provisions for the valuation allowance are charged against gain (loss) on loans held for sale in the statements of operations of discontinued operations. Activity in the valuation allowance is summarized in the following table for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$87,661	$112,899
Provision for (recovery of) loan losses	(3,705)	(8,582)
Dispositions and charge-offs	(16,112)	(16,656)
Ending balance	$67,844	$87,661

Commercial real estate investments
Commercial real estate investments, within discontinued operations, consisted of the following as of:

	December 31,
(Dollars in thousands)	2010	2009
Loans	$1,018	$1,018
Investment in partnerships	4,466	8,054
Commercial real estate investments	$5,484	$9,072

There were no impairment charges for commercial real estate investments for the years ended December 31, 2010 and 2009, respectively.

Note receivable
During the year ended December 31, 2010, the Company sold one of its commercial real estate investments and received as partial consideration a $1.9 million non-interest bearing note, which matures in January 2012.  At December 31, 2010, the carrying value of the note receivable was $1.6 million comprised of the unpaid principal balance of $1.9 million net of unamortized discount of $0.3 million.

F – 45

Real estate owned, net
REO consists of property acquired through or in lieu of foreclosure on loans secured by real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

	December 31,
(Dollars in thousands)	2010	2009
Real estate owned	$8,208	$8,454
Valuation allowance	(1,205)	(1,417)
Real estate owned, net	$7,003	$7,037

The following table summarizes the activity in REO for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Real estate owned:
Beginning balance	$8,454	$4,234
Additions	11,178	10,509
Disposals	(11,424)	(6,289)
Ending balance	$8,208	$8,454

Valuation allowance:
Beginning balance	$1,417	$1,905
Provision for impairment	1,921	1,857
Disposals	(2,133)	(2,345)
Ending balance	1,205	1,417
Real estate owned, net	$7,003	$7,037

Loss on REO, net was $3.4 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively.  Cash recoveries on REO sales were $9.9 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively.

F – 46

Premises and equipment, net
Premises and equipment, within discontinued operations, consists of the following:

	December 31,
(Dollars in thousands)	2010	2009
Information systems	$7,369	$14,997
Leasehold improvements	-	22
Furniture and equipment	-	2,252
Other	-	22
Premises and equipment, gross	7,369	17,293
Accumulated depreciation and amortization	(6,591)	(15,883)
Premises and equipment, net	$778	$1,410

During the years ended December 31, 2010 and 2009, the Company recorded impairment charges of $0.5 million and $4.4 million, respectively, related to its premises and equipment.

Depreciation and amortization expense totaled $0.3 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively.

Repurchase reserves
In the ordinary course of business, as the Company’s loans held for sale were sold and the Company made customary standard industry representations and warranties about the loans sold.  The Company may have to subsequently repurchase certain loans due to material defects that occurred in the origination of the loans.  The Company maintains a repurchase reserve, pursuant to ASC 460-10 – Guarantees and ASC 450-10 – Contingencies for the estimated losses, upon settlement or repurchase, expected to be incurred due to outstanding loan repurchase claims as well as potential future loan repurchases or claims on loans previously sold in whole loan sale transactions. This reserve is based upon recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. The estimated losses due to loan repurchases are ultimately realized as loan valuation adjustments.  At the point the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve.  Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statement of operations of discontinued operations.

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$37,200	$53,013
Provision (reduction) for repurchases	-	(22,467)
Settlements	(28,327)	(1,525)
Recoveries	-	8,179
Ending balance	$8,873	$37,200

The repurchase reserve at December 31, 2010 and 2009 represents the Company’s estimate of losses associated with potential loan repurchases, both known and unknown, due to material breaches of representations and warranties.

Liabilities subject to compromise
Liabilities subject to compromise consisted primarily of zero and $37.4 million in litigation reserves associated with negotiating the settlement of cases involving the Company’s former insurance and lending operations.

Income taxes
Income tax expense (benefit), within discontinued operations, totaled $0.2 million and ($48.4) million for the years ended December 31, 2010 and 2009, respectively.  The income tax expense of $0.2 million for the year ended December 31, 2010 primarily relates to state income taxes in jurisdictions in which the discontinued operations previously operated.  The income tax benefit of $48.4 million for 2009 primarily consists of a $24.8 million federal tax refund and approximately $23.8 million in reversals of tax accruals related to the resolution of certain tax matters previously accrued.

F – 47

NOTE 21 — SUBSEQUENT EVENTS

Issuances of Restricted Stock Under the Independent Director Compensation Program
On January 3, 2011, each of the independent members of the Board of Directors was issued 102,739 restricted shares of common stock.  These restricted shares shall vest on December 31, 2011, subject to immediate vesting in the event of a change in control.  On grant date, the total number of restricted common stock issued was 719,173, which had an aggregate fair value of $0.5 million.

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

Purchase of Senior Secured Debt
On February 22, 2011, Signature Credit Partners, Inc., a newly-formed, wholly-owned subsidiary of Signature, purchased $8.4 million in defaulted senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  While the senior secured debt is currently in default, it is the Company’s intent to restructure the loan relationship.

Reporting Delinquency Under the Notes Payable Indenture
On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature has until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of this Annual Report and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, Signature will have cured the reporting delinquency set forth in the Notes Payable Trustee's notice of default.

F – 48

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

Name	Title	Date

/s/ Steven Gidumal	Director	July 1, 2011
Steven Gidumal

/s/ Kenneth Grossman	Director	July 1, 2011
Kenneth Grossman

/s/ John Koral	Director	July 1, 2011
John Koral

/s/ Patrick E. Lamb	Director	July 1, 2011
Patrick E. Lamb

/s/ Deborah Hicks Midanek	Director	July 1, 2011
Deborah Hicks Midanek

/s/ John Nickoll	Chairman of the Board, Director	July 1, 2011
John Nickoll

/s/ Craig Noell	President and Chief Executive Officer,Director (Principal Executive Officer)	July 1, 2011
Craig Noell

/s/ Robert Schwab	Director	July 1, 2011
Robert Schwab

/s/ Kyle Ross	Executive Vice President, Interim Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	July 1, 2011
Kyle Ross