Form 10-Q
period 2011-03-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2011-09-29
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Quarterly Period Ended March 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from __________ to __________

Commission File Number 001-08007

SIGNATURE GROUP HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15303 Ventura Blvd., Ste. 1600 Sherman Oaks, California 91403	(805) 435-1255
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.☐ Yes ☒ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock as of September 20, 2011 was 117,431,856 shares.

SIGNATURE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2011

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Form 10-Q”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Fremont emerged from bankruptcy on June 11, 2010 and our new management team and Board of Directors immediately set upon a corporate initiative to return the Company to compliance with its Exchange Act reporting obligations. With a focus on preparing the Prior Delinquent Filings, the Company was not able to file with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as its Quarterly Reports for the quarterly periods ended June 30, 2010; September 30, 2010; March 31, 2011; and June 30, 2011.

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

On July 5, 2011, Signature filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contemporaneously with the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010, which had not been previously filed.

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$60,093	$70,424
Investment securities, available for sale	2,236	2,184
Loans receivable, net	6,057	1,967
Trade and other receivables, net	811	198
Inventories	1,364	-
Income taxes receivable	839	797
Premises, held for sale	2,371	-
Intangible assets, net	1,199	-
Other assets	481	2,713
Assets of discontinued operations	55,355	57,261
TOTAL ASSETS	$130,806	$135,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Lines of credit	$594	$-
Accrued expenses and other liabilities	2,981	2,033
Notes payable	39,000	39,000
Common stock warrant liability	4,899	5,700
Liabilities of discontinued operations	13,575	15,090
TOTAL LIABILITIES	61,049	61,823

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 190,000,000 shares authorized; 112,618,463 and 112,104,768 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,121	1,118
Additional paid-in capital	444,191	444,103
Accumulated deficit	(375,755)	(371,541)
Accumulated other comprehensive income	60	41
Total shareholders' equity - Signature Group Holdings, Inc.	69,617	73,721
Noncontrolling interest	140	-
TOTAL SHAREHOLDERS' EQUITY	69,757	73,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$130,806	$135,544

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Revenues:
Net sales	$546	$-
Interest income	156	95
Other, net	-	86
Total revenues	702	181

Expenses:
Cost of goods sold	273	-
Selling, general and administrative expenses	610	1,193
Interest expense	888	1,166
Amortization of intangibles	26	-
Compensation	279	511
Professional fees	1,076	12
Total expenses	3,152	2,882

Other income (expense):
Change in fair value of common stock warrant liability	801	-
Gain on acquisition	281	-
Total other income (expense)	1,082	-

Loss from continuing operations before reorganization items and income taxes	(1,368)	(2,701)
Reorganization items, net	499	2,920
Loss from continuing operations before income taxes	(1,867)	(5,621)

Income tax (benefit) expense	(99)	-
Loss from continuing operations	(1,768)	(5,621)
Loss from discontinued operations, net of income taxes	(2,406)	(4,735)
Net loss	(4,174)	(10,356)

Earnings attributable to noncontrolling interest	40	-
Net loss attributable to Signature Group Holdings, Inc.	$(4,214)	$(10,356)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.02)	$(0.07)
Loss from discontinued operations, net of income taxes	(0.02)	(0.06)
Net loss attributable to Signature Group Holdings, Inc.	$(0.04)	$(0.13)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2010	-	$-	112,104,768	$1,118	$444,103	$(371,541)	$41	$-	$73,721
Net loss attributable to Signature Group Holdings, Inc.	-	-	-	-	-	(4,214)	-	-	(4,214)
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	100	100
Earnings attributable to noncontrolling interest	-	-	-	-	-	-	-	40	40
Issuance of restricted stock, net of forfeitures	-	-	513,695	-	-	-	-	-	-
Restricted stock vested	-	-	-	3	(3)	-	-	-	-
Amortization of restricted stock	-	-	-	-	91	-	-	-	91
Change in accumulated other comprehensive income	-	-	-	-	-	-	19	-	19
Balance, March 31, 2011	-	$-	112,618,463	$1,121	$444,191	$(375,755)	$60	$140	$69,757

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(4,174)	$(10,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	2,406	4,735
Depreciation and amortization	69	34
Change in fair value of common stock warrant liability	(801)	-
Provision for loan losses	-	38
Amortization of restricted stock	91	-
Gain on acquisition	(281)	-
Interest accretion	(36)	-
Changes in assets and liabilities:
Trade and other receivables, net	(41)	-
Inventories	(90)	-
Income taxes receivable	(42)	529
Other assets	(246)	166
Accrued expenses and other liabilities	858	2,127
Net cash used in operating activities of discontinued operations	(3,353)	(3,511)
Net cash used in operating activities	(5,640)	(6,238)

Cash flows from investing activities:
Acquisition of business	(1,000)	-
Purchases of loans receivable	(4,250)	-
Advances on loans receivable	(1,225)	-
Principal collected on loans receivable	1,421	20
Net cash provided by investing activities of discontinued operations	887	2,666
Net cash (used in) provided by investing activities	(4,167)	2,686

Cash flows from financing activities:
Repayments on lines of credit, net of advances	(975)	-

Decrease in cash and cash equivalents	(10,782)	(3,552)
Cash and cash equivalents, beginning of period	70,992	356,223
Cash and cash equivalents, end of period	$60,210	$352,671

Cash and cash equivalents, end of period - continuing operations	$60,093	$352,178
Cash and cash equivalents, end of period - discontinued operations	117	493
Cash and cash equivalents, end of period	$60,210	$352,671
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56	$18
Cash paid for interest	888	-
Transfers of loans held for sale to real estate owned	227	3,749
Transfer of other assets to premises, held for sale	2,348	-

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net loss attributable to Signature Group Holdings, Inc.	$(4,214)	$(10,356)
Other comprehensive income:
Net change in unrealized gains during period:
Investment securities, available for sale	19	-
Other comprehensive income	19	-
Total comprehensive loss	$(4,195)	$(10,356)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”), formerly known as “Fremont General Corporation” (“Fremont”), is a diversified business and financial services enterprise that intends to generate strong, risk-adjusted return on equity while protecting shareholder capital. Signature presently operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. Additionally, Signature maintains and is managing certain assets and liabilities related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”). The Legacy Assets are being managed to maximize cash recoveries and value for Signature’s shareholders and will be redeployed into its long term business strategy over time.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Signature and its wholly-owned and majority-owned subsidiaries have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the SEC. Operating results for the three months ended March 31, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011, particularly related to acquisition activity during the period and as noted in Note 15 – Subsequent Events. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K.

All significant inter-company balances and transactions have been eliminated in consolidation.

Certain previously reported amounts as of December 31, 2010 and for the period ended March 31, 2010 have been reclassified to conform to the current presentation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of investment securities, available for sale, loans held for sale, commercial real estate investments, real estate owned, common stock warrant liability, determination of the allowance for loan losses on loans receivable, litigation reserve and repurchase reserve, impairment of long-lived assets, deferred tax assets and business combinations.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to these accounting policies, except as described below.

Business Combinations
Business combinations are accounted for using the acquisition method and accordingly, the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on acquisition. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase prices allocable to goodwill or gain on acquisition. Acquisition costs are expensed as incurred. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Goodwill and Intangible Assets
Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such asset may not be recoverable. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, or sooner if an indicator of impairment is present. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Revenue Recognition
Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. Revenues are reported on a net sales basis, which is computed by deducting from gross sales amounts related to product returns, discounts and allowances.

Inventories
Inventories, consisting of manufactured goods and goods acquired for resale, are stated at the lower of cost or market. Inventory costs are determined on a first-in, first-out basis.

Loans Receivable, Net
Loans receivable, net, consists of commercial real estate loans, commercial lines of credit and purchased credit-impaired commercial term loans. Loans receivable, net are reported at the principal amount outstanding, net of any deferred fees and costs, if any, discounts or premiums and the allowance for loan losses. The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by the Company. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans receivable based on the Company’s evaluation of the portfolio. Future additions or reductions may be necessary based on changes in the amounts and timing of future cash flows expected due to changes in collateral values supporting loans receivable, general economic conditions and the financial condition of individual borrowers. Loans receivable, net, including purchased credit-impaired loans, are classified as held for investment based on the Company’s intent and ability to hold such loans for the foreseeable future.

Purchased credit-impaired loans are loans acquired at a discount to face value where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method. The excess of contractual cash flows over cash flows expected to be collected at acquisition (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired.

Premises, Held for Sale
Assets are classified as held for sale when (i) management commits to a plan to sell which is actively being pursued; (ii) it is available for immediate sale in its present condition and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Assets held for sale are reported at the lower of the carrying value or fair value less cost to sell (“net realizable value”), and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the net realizable value.

During the first quarter of 2011, the Company placed it former executive and administrative offices located in Anaheim Hills, California for sale. At the time the property was placed for sale, it was reclassified as premises held for sale in the consolidated balance sheets. No impairment was recognized at the time of transfer as the carrying value of the associated building and land was less than the net realizable value.

Recent Accounting Standards
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 (“ASU 2010-29”) Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not have any effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-05 will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposits in financial institutions and money market funds. As of March 31, 2011 and December 31, 2010, $2.9 million of cash and cash equivalents were restricted. Restricted cash totaling $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies. Restricted cash totaling $2.0 million related to amounts on deposit pending a decision on a legal case currently on appeal. No other cash and cash equivalents were restricted as of March 31, 2011 and December 31, 2010.

NOTE 4 — BUSINESS COMBINATIONS

On February 18, 2011, Cosmed, Inc. (“Cosmed”), a newly-formed subsidiary of Signature, acquired certain assets and assumed certain of the liabilities of Costru Company, LLC (“Costru”) for consideration totaling $2.7 million. Cosmed, which does business under the trade name CosmedicineTM, manufactures a line of skin care products for women, which is available in retail stores across the country. Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% of the outstanding stock held by the former owners of Costru.

Under purchase accounting, the total purchase price was allocated to Costru’s assets, identifiable intangible assets and liabilities based on their estimated fair values at acquisition date. The estimated fair value of the noncontrolling interest was determined using a market value approach considering the fair values of the assets acquired and liabilities assumed, adjusted to account for the lack of control.

Acquisition-related costs of approximately $72 thousand are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

The following table presents the components of the purchase consideration and allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed:

(Dollars in thousands)
Cash consideration	$1,000
Assumption of debt	1,569
Noncontrolling interest	100
Total purchase consideration	2,669

Purchase price allocation:
Trade receivables	572
Inventories	1,350
Property and equipment	5
Identifiable intangible assets	1,225
Trade payables	(90)
Deferred tax liabilities	(112)
Net assets acquired	2,950

Gain on acquisition	$281

The Company recorded a gain on acquisition of $0.3 million during the three months ended March 31, 2011, based on the difference between the fair value of assets acquired and liabilities assumed and the total purchase consideration. The gain recognized at the time of the acquisition resulted from depressed market conditions within the consumer products industry and Signature’s ability to negotiate a purchase price below the estimated fair value of the net assets acquired.

In addition to the initial cash consideration, the Company is obligated to make an additional earn-out payment of up to $5.0 million, subject to a revenue target of $60.0 million in annualized revenues being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for $60.0 million or greater during a specified time period, not to exceed 39 months from the acquisition date. At the acquisition date, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earn-out period.

The following table presents the estimated fair value of identifiable intangible assets and related estimated useful lives:

	Estimated	Useful Life
(Dollars in thousands)	Fair Value	(Years)
Identifiable intangible assets:
Product formulas	$800	10.0
Trademarks	190	10.0
Customer lists	125	3.0
Domain names	100	3.0
Non-compete agreements	10	10.0
Identifiable intangible assets	$1,225

Total amortization of intangible assets was $26 thousand and zero for the three months ended March 31, 2011 and 2010, respectively.

Aggregate amortization of identifiable intangible assets is estimated to be:

(Dollars in thousands)
2011	$259
2012	193
2013	164
2014	109
2015	101
Thereafter	399
Total	$1,225

The operating results of Cosmed are included in the consolidated financial statements since the acquisition date. For the period from acquisition date through March 31, 2011, Cosmed’s total revenues and net earnings were $0.5 million and $0.4 million, respectively.

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2011 and 2010, give effect to this business combination as though the transaction had occurred on January 1, 2010:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Revenues:
As reported	$702	$181
Pro forma	1,250	523
Net loss:
As reported	$(4,214)	$(10,356)
Pro forma	(4,082)	(10,649)

NOTE 5 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Corporate bonds	$1,932	$1,880
Estate bonds	304	304
Investment securities, available for sale	$2,236	$2,184

Corporate bonds include one security with a principal balance of $2.0 million, with an interest rate of 10% per annum, that matures in March 2012.

Estate bonds include $3.3 million of matured bonds of an institution seized by the FDIC. Holders of the estate bonds, which include both senior and subordinate debentures, are currently engaged in litigation over the distribution of the remaining funds of the estate, with final resolution expected in 2011.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Amortized cost	$2,176	$2,143
Gross unrealized holding gains	60	41
Estimated fair value	$2,236	$2,184

NOTE 6 — LOANS RECEIVABLE, NET

Loans receivable, net consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate loans:
Unpaid principal balance	$1,994	$2,015
Allowance for loan losses	(48)	(48)
Total commercial real estate loans	1,946	1,967

Commercial loans:
Revolving lines of credit	3,325	-
Purchased credit-impaired term loan	786	-
Total commercial loans	4,111	-
Loans receivable, net	$6,057	$1,967

On February 22, 2011, Signature Credit Partners, Inc., a newly-formed, wholly-owned subsidiary of Signature, purchased $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million. At the time of acquisition, the estimated fair value of the performing revolving line of credit and credit-impaired term loan totaled $3.2 million and $1.1 million, respectively. It is the Company’s intent to restructure the loan relationship.

The following table presents a summary of credit-impaired commercial term loans purchased during the three months ended March 31, 2011:

(Dollars in thousands)
Contractually required payments receivable	$5,449
Less: Non-accretable difference	(1,355)
Cash flows expected to be collected	4,094
Less: Accretable yield	(2,994)
Fair value of loans acquired	$1,100

The following table shows activity for the accretable yield on purchased credit-impaired commercial term loans for the three months ended March 31, 2011:

(Dollars in thousands)
Accretable yield, beginning of period	$-
Purchases of credit-impaired loans	2,994
Accretion	(36)
Accretable yield, end of period	$2,958

NOTE 7 — DEBT

The following table presents the Company’s debt as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Lines of credit	$594	$-

Notes payable	$39,000	$39,000

Lines of credit
In February 2011, Cosmed entered into a $3.0 million line of credit with a third-party lender to fund its operations. The line of credit is secured by all of Cosmed’s assets. Advances are based on a percentage of eligible trade receivables and inventory. The line of credit is due on demand and bears interest at the Prime rate plus 2.25% with a floor rate of 6.00% per annum. Interest and principal are due monthly in arrears on the first day of the month. At March 31, 2011, $0.6 million was outstanding on the line of credit. Cosmed is required to maintain certain financial covenants and was in compliance with all such covenants at March 31, 2011. Subsequent to March 31, 2011 and as of the date of filing this Form 10-Q, Cosmed was not in compliance with certain financial covenants and further advances on the line of credit are not available.

Total interest expense on lines of credit was $11 thousand and zero for the three months ended March 31, 2011 and 2010, respectively.

Notes payable
In June and July 2010, as partial settlement of its then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”) bankruptcy claims, the former holders of the TOPrS received $45 million in cash, subject to charging liens of the indenture trustee, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in notes payable, due December 2016 (“Notes Payable”) and bearing interest at a rate of 9.0% per annum. The Notes Payable were issued on July 16, 2010.

The indenture, dated June 11, 2010 (the “Notes Payable Indenture”), contains covenants that limit the ability of the Company and certain subsidiaries, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, or make guarantee payments on the foregoing; (ii) make payments on debt securities that rank pari passu or junior to the Notes Payable; (iii) effect a change of control of the Company; or (iv) enter into transactions with insiders.

As more fully described in Note 15 ― Subsequent Events, on May 17, 2011, Signature received a notice of default from Wells Fargo Bank, NA, serving in the capacity as indenture trustee to the Notes Payable (the “Notes Payable Trustee”), for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the SEC. With the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, on July 5, 2011, Signature has cured the reporting delinquency set forth in the Notes Payable Trustee's notice of default.

Interest expense on Notes Payable was $0.9 million and zero for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities.

As of December 31, 2010, the Company had estimated federal and state net operating loss (“NOL”) carryforwards of approximately $882.7 million and $998.6 million, respectively, which expire at various dates between 2016 and 2030. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016. The Company maintained a full valuation allowance against its deferred tax assets at March 31, 2011 and December 31, 2010, as it believed it was more likely than not that the deferred tax assets will not be realized.

Income tax benefit, within continuing operations was $0.1 million and zero for the three months ended March 31, 2011 and 2010, respectively. The income tax benefit is primarily attributable to deferred tax liabilities recognized in connection with the acquisition of assets and assumption of certain liabilities of Costru, which resulted in a decrease in the Company’s valuation allowance on deferred tax assets.

Income tax expense, within discontinued operations, was $0.6 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Income tax expense during the three months ended March 31, 2011 is attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income, primarily in California. Based on California’s temporary suspension of the use of all NOL carryforwards, the current taxable income results in a current period obligation. Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of NOL carryforwards to 90% of taxable income.

NOTE 9 — SHARE-BASED PAYMENTS

Awards of restricted stock are amortized at their grant date fair value. Compensation expense for the restricted stock awards is recognized on a straight-line basis over the requisite service period. Nonvested restricted stock awards are not recorded as part of common stock in the consolidated balance sheets until they are earned. However, since the shares are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date. For the three months ended March 31, 2011 and 2010, compensation expense for restricted stock awards was $0.1 million and zero, respectively. At March 31, 2011 and December 31, 2010, unrecognized compensation expense for restricted stock awards was $0.3 million and zero, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares, December 31, 2010	316,267	$0.83
Granted	719,173	0.73
Vested	(316,267)	(0.83)
Forfeited	(205,478)	(0.73)
Nonvested shares, March 31, 2011	513,695	$0.73

NOTE 10 — LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares outstanding. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Loss from continuing operations	$(1,768)	$(5,621)
Earnings attributable to noncontrolling interest	40	-
Loss from continuing operations attributable to Signature Group Holdings, Inc.	(1,808)	(5,621)
Loss from discontinued operations, net of income taxes	(2,406)	(4,735)
Net loss attributable to Signature Group Holdings, Inc.	$(4,214)	$(10,356)

Weighted-average basic and diluted shares outstanding	112,104,768	78,288,501

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	(0.02)	(0.06)
Basic and diluted net loss per share	$(0.04)	$(0.13)

For the three months ended March 31, 2011 and 2010, 555,300 and zero shares, respectively, were excluded from the computation of diluted loss per share as their impact would have been antidilutive.

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

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2011:
Assets:
Investment securities, available for sale	$1,932	$304	$-	$2,236

Liabilities:
Common stock warrant liability	$-	$-	$4,899	$4,899

As of December 31, 2010:
Assets:
Investment securities, available for sale	$1,880	$304	$-	$2,184

Liabilities:
Common stock warrant liability	$-	$-	$5,700	$5,700

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases, Issuances and Settlements	Ending Balance
Three months ended March 31, 2011:
Common stock warrant liability	$5,700	$(801)	$-	$-	$4,899

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

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2011:
Assets:
Real estate owned, net (1)	$-	$-	$423	$423
Loans held for sale, net	-	-	38,817	38,817
Total	$-	$-	$39,240	$39,240

As of December 31, 2010:
Assets:
Real estate owned, net (1)	$-	$-	$2,571	$2,571
Loans held for sale, net	-	-	38,938	38,938
Total	$-	$-	$41,509	$41,509

(1)	Amounts represent the Company’s real estate owned (“REO”) which resulted in gains (losses) on assets and liabilities recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities measured using estimated fair values on a nonrecurring basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Real estate owned, net	$(249)	$(15)
Loans held for sale, net	562	2,495
Discontinued lease liability	-	(16)
Total	$313	$2,464

FASB ASC Topic 825 – Financial Instruments requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$60,093	$60,093	$70,424	$70,424
Investment securities, available for sale	2,236	2,236	2,184	2,184
Loans receivable, net	6,057	6,057	1,967	1,967
Discontinued Operations:
Cash and cash equivalents	117	117	568	568
FHLB stock	2,051	2,051	2,051	2,051
Loans held for sale, net	38,817	38,817	38,938	38,938
Commercial real estate investments	5,477	5,477	5,484	5,484
Note receivable	1,694	1,694	1,639	1,639

LIABILITIES
Continuing Operations:
Lines of credit	$594	$594	$-	$-
Notes payable	39,000	33,661	39,000	35,685
Common stock warrant liability	4,899	4,899	5,700	5,700

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at March 31, 2011 and December 31, 2010:

Cash and cash equivalents
Cash and cash equivalents are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Investment securities, available for sale
Fair values for investment securities, available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments with similar credit, maturity, and interest rate characteristics.

Loans receivable, net
Loans receivable, net, consists of commercial real estate loans, commercial lines of credit and purchased credit-impaired commercial term loans. The fair value of commercial real estate loans and commercial lines of credit considers estimated credit losses and variable interest rates that approximate market interest rates. The fair value of purchased credit-impaired commercial term loans is based on a discounted cash flow analysis utilizing assumptions about the amount and timing of expected future cash flows.

FHLB stock
FHLB stock is recorded at cost. Fremont’s former primary operating subsidiary, Fremont Investment & Loan, was previously a member of the FHLB of San Francisco. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

Loans held for sale, net
The fair value of loans held for sale, net is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

Commercial real estate investments
The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analyses.

Note receivable
The note receivable is a short-term note received in connection with the sale of commercial real estate investments. The fair value of notes receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty.

Lines of credit
Lines of credit are short-term in nature and fair value is considered to approximate carrying value.

Notes payable
The fair value of notes payable is based on quoted market prices.

Common stock warrant liability
The fair value of the common stock warrant liability is based on a lattice option pricing model that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.

NOTE 12 — OPERATIONS BY REPORTABLE SEGMENT

The Company has three primary operating segments: “Special Situation Lending,” “Strategic Acquisitions” and “Discontinued Operations.” Results of operations and other financial measures that are not included in the Company’s three primary operating segments are included in “Corporate and Other.” The following tables present the operating results and other key financial measures for the Company’s operating segments as of and for the periods indicated.

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations	Total
Three Months Ended March 31, 2011:
Revenues	$153	$546	$3	$702	$1,566	$2,268
Expenses	-	421	2,731	3,152	3,385	6,537
Other income (expense)	-	281	801	1,082	-	1,082
Earnings (loss) before reorganization items, net and income taxes	153	406	(1,927)	(1,368)	(1,819)	(3,187)
Reorganization items, net	-	-	499	499	-	499
Earnings (loss) before income taxes and earnings attributable to noncontrolling interest	153	406	(2,426)	(1,867)	(1,819)	(3,686)
Income tax (benefit) expense	2	(101)	-	(99)	587	488
Net earnings (loss)	151	507	(2,426)	(1,768)	(2,406)	(4,174)
Earnings attributable to noncontrolling interest	-	40	-	40	-	40
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$151	$467	$(2,426)	$(1,808)	$(2,406)	$(4,214)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations	Total
Three Months Ended March 31, 2010:
Revenues	$31	$-	$150	$181	$3,483	$3,664
Expenses	38	-	2,844	2,882	7,790	10,672
Loss before reorganization items, net and income taxes	(7)	-	(2,694)	(2,701)	(4,307)	(7,008)
Reorganization items, net	-	-	2,920	2,920	278	3,198
Loss before income taxes	(7)	-	(5,614)	(5,621)	(4,585)	(10,206)
Income tax expense	-	-	-	-	150	150
Net loss	$(7)	$-	$(5,614)	$(5,621)	$(4,735)	$(10,356)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations	Total
Segment assets:
At March 31, 2011	$8,327	$4,103	$63,021	$75,451	$55,355	$130,806
At December 31, 2010	4,218	-	74,065	78,283	57,261	135,544
Segment liabilities:
At March 31, 2011	$-	$922	$46,552	$47,474	$13,575	$61,049
At December 31, 2010	-	-	46,733	46,733	15,090	61,823

NOTE 13 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents	$117	$568
FHLB stock	2,051	2,051
Loans held for sale, net	38,817	38,938
Commercial real estate investments	5,477	5,484
Note receivable	1,694	1,639
Real estate owned, net	6,065	7,003
Property and equipment, net	391	778
Other assets	743	800
Total assets of discontinued operations	$55,355	$57,261

Repurchase reserve	$8,873	$8,873
Accrued expenses and other liabilities	4,702	6,217
Total liabilities of discontinued operations	$13,575	$15,090

Statements of Operations of Discontinued Operations

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Revenues:
Interest income	$1,116	$1,231
Gain on loans held for sale	571	2,225
Loss on real estate owned, net	(386)	(112)
Other, net	265	139
Total revenues	1,566	3,483

Expenses:
Compensation	702	1,713
Professional fees	1,562	2,734
Insurance	-	1,744
Litigation	-	1,032
Other	1,121	567
Total expenses	3,385	7,790

Loss from discontinued operations before reorganization items, net and income taxes	(1,819)	(4,307)
Reorganization items, net	-	278
Loss from discontinued operations before income taxes	(1,819)	(4,585)
Income tax expense	587	150
Loss from discontinued operations	$(2,406)	$(4,735)

Loans held for sale, net
Loans held for sale, net are comprised of subprime residential real estate loans and are carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

The following tables detail the residential real estate loans held for sale as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Unpaid principal balance	$105,809	$106,598
Net deferred direct origination costs	181	184
Loans held for sale before valuation allowance	105,990	106,782
Valuation allowance	(67,173)	(67,844)
Loans held for sale, net	$38,817	$38,938
Principal balance of loans held for sale on non-accrual status	$47,174	$45,347

At March 31, 2011 and December 31, 2010, non-accrual residential real estate loans as a percentage of unpaid principal balances were 45% and 43%, respectively.

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

	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2011	2010
Beginning balance	$67,844	$87,661
Recovery of provision	(562)	(3,705)
Dispositions and charge-offs	(109)	(16,112)
Ending balance	$67,173	$67,844

Commercial real estate investments
Loans included in commercial real estate investments are recorded at the lower of aggregate cost or fair value. Investments in partnerships are recorded under the equity method and periodically assessed for impairment. Commercial real estate investments consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Loans	$1,018	$1,018
Investment in partnerships	4,459	4,466
Total commercial real estate investments	$5,477	$5,484

Real estate owned, net
REO consists of residential property acquired through or in lieu of foreclosure on loans secured by residential real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Real estate owned before valuation allowance	$7,124	$8,208
Valuation allowance	(1,059)	(1,205)
Real estate owned, net	$6,065	$7,003

The following table summarizes the activity in REO for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2011	2010
Real estate owned:
Beginning balance	$8,208	$8,454
Additions	227	11,178
Disposals	(1,311)	(11,424)
Ending balance	7,124	8,208

Valuation allowance:
Beginning balance	1,205	1,417
Provision for losses	249	1,921
Disposals	(395)	(2,133)
Ending balance	1,059	1,205
Real estate owned, net	$6,065	$7,003

Losses on real estate owned, net, including provisions for losses, gain (losses) on dispositions and other expenses, were $0.4 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively.

Repurchase reserve
In prior years, as residential loans held for sale were sold, Fremont made customary standard industry representations and warranties about the loans. The Company may have to repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve for the estimated losses expected to be realized. In preparing its estimate for the repurchase reserve, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, previous settlements with investors and actual loss experience. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the condensed statements of operations of discontinued operations.

There were no settlements of outstanding repurchase claims during the three months ended March 31, 2011 and 2010.

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	Three Months Ended March 31,	Year Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance	$8,873	$37,200
Provision for repurchases	-	-
Realized losses	-	(28,327)
Recoveries	-	-
Ending balance	$8,873	$8,873

Income taxes
Income tax expense, within discontinued operations, was $0.6 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Refer to Note 8 – Income Taxes for additional information regarding income taxes within the Company’s discontinued operations.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Retention and Termination Benefits
The Company instituted a retention program with its full time employees in September 2008 in order to compensate employees for the uncertainty of their employment situation in light of Fremont’s bankruptcy filing. Under such program, employees are paid a “retention bonus” equal to 20% or 40% of their regular monthly base salary for each full month worked. While this retention program was in effect at March 31, 2011, the program was substantially complete by June 2011.

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

The following legal matter had a development during the quarter ended March 31, 2011:

Final Approval of Settlement of the ERISA Class Action. From April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers, directors and employees by participants in the Company’s prior Investment Incentive Plan, 401(k) and Employee Stock Ownership Plan (collectively “the Benefit Plans”) alleging violations of ERISA in connection with Company stock held by the Benefit Plans. The six complaints were consolidated in a single proceeding. On April 15, 2010, the Court granted the Order for Class Certification under Rule 23(b)(3). On March 22, 2011, the Company entered into a settlement stipulation whereby its insurance carriers will pay $21.0 million to settle the claims of the certified class and the Company has no further liability. On April 25, 2011, the Court granted preliminary approval of the settlement stipulation. On August 10, 2011, the Court entered the Final Order and Judgment approving the settlement.

The following legal matters had developments that occurred subsequent to March 31, 2011:

Settlement of Whitesell and Stinson Matters. On November 13, 2007, Thomas Whitesell, the former Senior Vice President of the Company’s former Commercial Real Estate (CRE) group, filed a complaint against the Company for violations of various California labor codes, intentional misrepresentation, concealment, negligent misrepresentation, false promises, breach of contract, conversion, breach of fiduciary duty, action for declaratory relief, unjust enrichment – quasi-contractual recovery, gross negligence and action for specific performance (the “Whitesell Action”). The complaint sought compensation for alleged unpaid cash bonuses and stock plan awards totaling $3.0 million. On April 20, 2011, a similar action (the “Stinson Action”) was brought against the Company by other former employees of the CRE Group, Steve Stinson, Brad R. Burton, Sophia Haliotis, Ronald James Claud, Lee Karny and Scott S. Manlin (collectively with Mr. Whitesell, the “Whitesell Plaintiffs”). Each of the Whitesell Plaintiffs filed a Proof of Claim in the Company’s bankruptcy proceeding for aggregate claims of $3.8 million.

On July 29, 2011, the Company entered into a settlement agreement and general release with the Whitesell Plaintiffs pursuant to which, the Company received executed dismissals, with prejudice, of all claims in the Whitesell Action and the Stinson Action and the withdrawal of each related claim filed by the Whitesell Plaintiffs in the Company’s bankruptcy proceeding. In exchange, the Company paid an aggregate settlement amount of $130,000 to the Whitesell Plaintiffs. In consideration of this payment, the Whitesell Plaintiffs each irrevocably and unconditionally released the Company and its affiliates from all claims relating to Whitesell Plaintiffs' working relationship with the Company or any of its predecessors in interest.

Faigin Matters. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) (formerly known as Fremont Investment & Loan (“FIL”)) in the California Superior Court, County of Los Angeles. On February 3, 2009 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. The Company is appealing the judgment and has recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by the Company in the amount of approximately $2.0 million with the Court. On July 25, 2011, the Company filed its Opening Brief with the Court of Appeals. A hearing date has not yet been scheduled.

On April 27, 2009, FRC filed a Cross-Complaint against Mr. Faigin for Breach of Confidence, Breach of Fiduciary Duty, Representing Conflicting Interests and Indemnification. On June 9, 2009, the trial court dismissed the Cross-Complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this Cross-Complaint. On August 30, 2011, the Court of Appeals of the State of California reversed and remanded the dismissal of FRC’s Cross-Complaint causes of action against Mr. Faigin for Breach of Fiduciary and Breach of Confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches.

Colburn Matters. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for FIL’s CRE group filed a complaint in the California Superior Court, County of Los Angeles, against FIL and unnamed defendants for breach of contract related to her Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Ms. Colburn claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff's termination effective August 28, 2007 and the value of 36 months of welfare benefits. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint.

On June 10, 2011, Gwyneth Colburn filed a complaint in the California Superior Court, County of Los Angeles, against the Company, as the renamed Fremont, and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related the MCA. Ms. Colburn claims she is owed at least $3.15 million for severance, the value of 131,185 shares of restricted stock at the time of her termination and the value of 36 months of welfare benefits. On August 26, 2011, Ms. Colburn dismissed this complaint, without prejudice.

Ms. Colburn’s Proof of Claim for $2.6 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding and the Company intends to vigorously defend against this claim.

Walker Matters. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted stock at the time of his termination and the value of 36 months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. The Company intends to vigorously defend against this lawsuit.

Mr. Walker’s Proof of Claim for $2.6 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding. The Company intends to vigorously defend against this claim.

National Credit Union Administration v. Goldman Sachs, et al. (NCUA II). On August 9, 2011, the National Credit Union Association (“NCUA”), acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in California for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 21 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.2 billion in these RMBS offerings. The Complaint names Fremont Mortgage Securities Corporation (“FMSC”), as a depositor of $50 million in two RMBS offerings in 2006. These allegations against FMSC are identical to those in NCUA matter as discussed in the Annual Report. FMSC has not yet been served with the complaint, but if served intends to defend itself vigorously in this matter.

Kingstown/McIntyre Matters.
Kingstown/McIntyre Section 13D Filing and The Rights Agreement:    On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedule 13D’s indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Exchange Act) in connection with the Shareholder Group’s intention to nominate a slate of directors for election to the Company’s Board of Directors (the “Board”) at the Company’s next annual meeting of shareholders. As a result of the formation of the Shareholder Group, the Board is evaluating whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in that certain Rights Agreement, dated as of October 23, 2007, as amended (the “Rights Agreement”), between the Company and Mellon Investor Services LLC (the “Rights Agent”)). Pursuant to the terms of the Rights Agreement as in effect as of such date, the Board previously had ten (10) business days following the date on which a person or group of persons otherwise met the requirements of the definition of an Acquiring Person to declare that such person or group of persons was an Acquiring Person and a further ten (10) business days to declare that a “Distribution Date” (as defined in the Rights Agreement) would occur.

The Company and the Rights Agent entered into an amendment to the Rights Agreement on July 28, 2011 (the “Amendment”) that permitted the Board to extend the period during which the Board can declare (i) whether a person or group of persons, including without limitation, the Shareholder Group, has become an Acquiring Person and (ii) if such determination is made, whether a Distribution Date for the distribution of securities under and pursuant to the Rights Agreement will occur. Pursuant to the terms of the Amendment, on July 28, 2011, the Board determined to extend, until September 30, 2011, the period during which it can declare (i) that the Shareholder Group has become an Acquiring Person and (ii) a Distribution Date following the Stock Acquisition Date related to the formation of the Shareholder Group. On September 26, 2011, the Board further extended the date to make such determination to October 31, 2011.  To date, the Board has not yet made any such determinations under the Rights Agreement.

Kingstown/McIntyre Complaint and Temporary Restraining Order:    On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint (the “Original Complaint”) with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect, (ii) a declaration that the Plaintiffs are not an Acquiring Person, and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). On August 23, 2011, the Plaintiffs filed an exparte Application for Temporary Restraining Order and Preliminary Injunction (the “Application”) with the State Court seeking a temporary restraining order to prevent the Company from enforcing and implementing the Rights Agreement. In the Original Complaint and the Application, the Plaintiffs claim that the Rights Agreement was rejected in connection with the Company’s bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 24, 2011, the Court entered a Temporary Restraining Order (the “TRO”) prohibiting the Company from: (1) declaring the Plaintiffs and the entities related to the Plaintiffs (including the Shareholder Group) an Acquiring Person; and (2) otherwise seeking to enforce or implement the Rights Agreement. The TRO was to expire on September 8, 2011, unless the State Court otherwise extended the period of the TRO or issued a preliminary injunction.  Prior to the expiration of the TRO, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court and will be decided pursuant to authority under the U.S. Bankruptcy Code.  The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remains in full force and effect, under the Company’s Chapter 11 Fourth Amended Plan of Reorganization (the “Plan”), which was confirmed by the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) by order dated June 9, 2010 (the “Confirmation Order”).

In connection with the removal of the Proceeding to Nevada Federal Bankruptcy Court, the Company and the Plaintiffs entered into a stipulation on September 2, 2011 to extend the TRO until the earlier of (a) a hearing on Plaintiffs' Motion for Preliminary Injunction in State Court or federal bankruptcy court; or (b) September 30, 2011 (the “Stipulation”). The Stipulation was approved by the Nevada Federal Bankruptcy Court on September 12, 2011.

Because the Proceeding involves issues central to the Confirmation Order, the Company filed a motion (the “Motion”) with the California Federal Bankruptcy Court on September 19, 2011 seeking an order (a) confirming that the Rights Agreement was assumed under the Plan, (b) confirming that the rights (the “Rights”) under the Rights Agreement were retained as equity interests under the Plan, and (c) enforcing the Rights Agreement and the retained equity interests consistent with the terms of the Confirmation Order and the Plan. A hearing on the Motion is scheduled for November 29, 2011 in the California Federal Bankruptcy Court.

The Plaintiffs filed an amended complaint (the “Amended Complaint”) with the Nevada Federal Bankruptcy Court on September 21, 2011 deleting allegations as to whether the Rights Agreement was assumed under the Plan and remains in effect from the Original Complaint, without conceding that the Rights Agreement remains in effect.  The Amended Complaint continues to seek a declaration from the Nevada Federal Bankruptcy Court that the Plaintiffs are not an Acquiring Person pursuant to the terms of the Rights Agreement and an injunction enjoining the Board from implementing the Rights Agreement.

On September 26, 2011, the Plaintiffs subsequently filed a motion in the Nevada Federal Bankruptcy Court to remand the Proceeding to the State Court on the basis that the relief sought in the Amended Complaint is no longer related to the Plan and the Confirmation Order and the only remaining claims for relief are based on state law.

Since the California Federal Bankruptcy Court retained jurisdiction on matters relating to the Plan covered by the Confirmation Order, the Company filed a motion on September 26, 2011 to move for the transfer of venue of the Proceeding from the Nevada Federal Bankruptcy Court to the California Federal Bankruptcy Court.

On September 27, 2011 the Plaintiffs filed a motion in the Nevada Federal Bankruptcy Court to set a hearing on its Motion for Preliminary Injunction; or in the alternative a Motion to extend the TRO until the court can conduct a hearing or December 2, 2011, whichever is earlier.

The Company believes that the Rights Agreement remains in full force and effect following the Confirmation Order and the Company’s emergence from bankruptcy proceedings. The Company intends to continue to vigorously oppose the Amended Complaint, seek dismissal of the Proceeding, and take all necessary steps to contest any attempts by the Plaintiffs to obtain any further injunctive relief.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. On June 11, 2010 (the “Effective Date”), Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings. Between the Effective Date and December 31, 2010, settlements were reached with four of these firms resulting in Signature paying $0.9 million in 2010, in addition to the $2.7 million paid to them on the Effective Date. In 2011, Signature has reached settlements with two other firms whose fees were disputed, resulting in the payment of $0.4 million in the second quarter of 2011. The outstanding disputed claims from the last firm that has not settled with Signature as of the date of this filing aggregates approximately $1.2 million. On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission. A ruling has not been made.

Unpaid Claims. On the Effective Date, Signature did not pay approximately $17.2 million in claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $6.7 million in claims related to voluntary withdrawal and paid $3.1 million to various claimholders since the Effective Date. The Company is actively seeking the voluntary withdrawal of, the settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Subsequent to the Effective Date, and after the claims bar date, Signature received an additional $2.7 million in claims. Signature does not believe it has any liability associated with these claims.

NOTE 15 — SUBSEQUENT EVENTS

Issuances of Restricted Stock under the Independent Director Compensation Program
On April 21, 2011, each of three newly appointed independent members of the Board of Directors was issued 75,640 restricted shares of common stock. These restricted shares shall vest on December 31, 2011, subject to immediate vesting in the event of a change in control. On the grant date, the total number of restricted shares of common stock issued was 226,920, which had an aggregate fair value of $0.2 million. Unvested restricted shares issued to former Board members who resigned during 2011 have been forfeited.

Reporting Delinquency under the Notes Payable Indenture
On May 17, 2011, Signature received a notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission. Signature had until August 15, 2011 to cure this default under the Notes Payable Indenture. With the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, on July 5, 2011, Signature has cured the reporting delinquency set forth in the Notes Payable Trustee's notice of default.

Business Combination
On July 29, 2011, Signature acquired 100% of the common stock of North American Breaker Company, Inc. (“NABCO”). The total consideration paid at the closing of the transaction was approximately $37.0 million which included a cash payment of approximately $23.5 million, the issuance of $5.0 million in subordinated, unsecured promissory notes, the issuance of Signature common stock with a fair value of $2.0 million, the assumption of $3.0 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain earnings before interest, taxes, depreciation, and amortization milestones for the fiscal year ended December 31, 2012. In addition, the Company recorded acquisition related transaction costs of approximately $0.2 million. This new entity’s financial results will be consolidated into the Company’s financial statements and results of operation starting in the third quarter of 2011. The purchase price allocation had not been finalized as of the date of these financial statements as the Company is in the process of completing the valuation of NABCO’s assets and liabilities.

Termination of Interim Management Agreement and Entry into Employment Agreements
On July 28, 2011, the Company terminated the Interim Investment Management Agreement dated June 11, 2010 (the “Interim Management Agreement”), by and between the Company and Signature Capital Advisers, LLC (“SCA”), effective July 31, 2011 (the “Termination Date”). Pursuant to the terms of the Interim Management Agreement, the Board was permitted to terminate the agreement at any time, without the payment of any penalty, upon 60 days’ written notice to SCA (the “Advance Notice Requirement”). In connection with the termination of the Interim Management Agreement, SCA and the Company agreed that: (i) the Advance Notice Requirement shall be waived, (ii) the Company’s obligation to pay the management fee pursuant to the Interim Management Agreement terminated as of the Termination Date and that the management fee payable to SCA for services provided in July 2011 will exclude the monthly compensation payments for Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli (collectively, the “SCA Executives”), each of whom have entered into employment agreements with the Company, and (iii) the terms and conditions of the Interim Management Agreement shall be terminated and of no further force or effect as of the Termination Date, except for the limitation of liability and indemnification provision of the Interim Management Agreement which shall remain in full force and effect.

Pursuant to the Interim Management Agreement, the Company contracted with SCA to provide general business management for its operations through December 31, 2010 with annual renewals if a revised management agreement had not yet been entered into between the parties. The Interim Management Agreement had been renewed by the Board through December 31, 2011. During the second quarter of 2011, the Board undertook an evaluation of its external management structure with SCA and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company determined to terminate the Interim Management Agreement and adopt an internal management structure, which included the Company entering into employment agreements with the SCA Executives. The terms of such employment agreements were based on analysis and recommendations from a nationally recognized executive compensation consulting firm. In addition, all other SCA employees became employees of the Company as of August 1, 2011.

Issuances of Share-based Awards in Connection with Employment Agreements
On August 8, 2011 (“Award Date”), the Company granted an aggregate of 8,816,000 stock options and 1,779,903 shares of restricted stock to the SCA Executives under the Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”). The stock options were granted with an exercise price equal to the average of the closing prices of the Company’s common stock for the three-business-day period ending on the business day immediately before the Award Date. Subject to acceleration of vesting and to such other terms and conditions as are set forth in the respective award agreements, the stock options vest as follows: (i) twenty-five percent (25%) on the six (6) month anniversary of the Award Date; (ii) twenty-five percent (25%) on the eighteen (18) month anniversary of the Award Date; (iii) twenty-five percent (25%) on the thirty (30) month anniversary of the Award Date; and (iv) twenty-five percent (25%) on July 1, 2015, with this final tranche subject to the Company’s common stock achieving certain trading prices as of such date. Subject to acceleration of vesting and to such other terms and conditions as are set forth in the respective award agreements, the shares of restricted stock vest on December 31, 2013.

In connection with the share-based awards to the SCA Executives, the Board also approved an amendment to the Incentive Plan increasing the authorized aggregate number of shares of the Company’s common stock which may be issued pursuant to the Incentive Plan to 25,000,000 shares.

Sale of Premises
On September 28, 2011, the Company sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million. The sale resulted in a gain of $1.4 million in the third quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included in Signature Group Holdings, Inc.’s (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in the Annual Report under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

Signature is a diversified business and financial services enterprise that intends to generate strong, risk-adjusted return on equity while protecting shareholder capital. We presently operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. Additionally, we maintain and are managing certain legacy assets and liabilities related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds held by Fremont (“Legacy Assets”) and are considered discontinued operations.

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

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which included the liquidation and sale of certain assets, and minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets. The Company’s results of operations include reorganization items which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings. These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process offset by interest earned on cash accumulated while in bankruptcy.

Operating Segments. The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s Unaudited Consolidated Financial Statements present the Company’s financial condition and results of operations by operating segment. Our primary operating segments include “Special Situation Lending” and “Strategic Acquisitions” which are part of continuing operations. Our other operating segment is “Discontinued Operations,” which includes the Legacy Assets.

Special Situation Lending
In our Special Situation Lending business line, we focus on providing senior secured and junior secured debt financing to middle market companies in the form of newly originated commercial and industrial loans, leases, and real estate mortgages in healthy and distressed situations. We also look to acquire similarly structured debt instruments as well as, on occasion, corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. Generally, the debt obligations acquired will be made at a discount to par value, or unpaid principal balance.

Strategic Acquisitions
In our Strategic Acquisitions business line, we provide capital to middle market companies whereby we obtain a significant equity interest in a company either through the direct purchase of a controlling interest, and in some cases all or substantially all of its equity, or through a structured debt transaction that results in our obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions. We may also acquire specialized assets such as product or brand licenses, royalty streams, subscriber bases or divisions of larger companies. Our acquisitions may involve companies operating in healthy or distressed situations.

Discontinued Operations
The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date. The assets and liabilities primarily include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and liabilities associated with the former lending and retail banking businesses. These assets and liabilities are being managed to maximize cash recoveries and value for our shareholders and will be redeployed into our long term business strategy over time. See Note 13 ― Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item1 of this Form 10-Q for more information about the Company’s “Discontinued Operations.”

Corporate and Other
Corporate and other costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities which are not allocated to operations and are excluded from segment results of operations. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments.

Material Weakness in Internal Control Over Financial Reporting. As of March 31, 2011, the Company's internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2010 had not been remediated. The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness. Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company believes that the financial statements contained in this Form 10-Q and discussed in this Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the periods presented, in all material respects.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and revenues and expenses included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

The Company’s critical accounting policies include those that address (i) accounting for reorganizations, (ii) discontinued operations, (iii) gain (loss) on loans held for sale, (iv) fair value measurements, (v) guarantees (repurchase reserve), (vi) loans held for sale, (vii) common stock warrant liability, (viii) real estate owned, and (ix) income taxes. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for more information about the Company’s critical accounting policies. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

As a result of the Company implementing its business plan through its Special Situations Lending and Strategic Acquisitions business lines, the following changes were made in the Company’s critical accounting policies during the three months ended March 31, 2011 to address:

Business Combinations
Business combinations are accounted for using the acquisition method and accordingly, the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on acquisition. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase prices allocable to goodwill or gain on acquisition. Acquisition costs are expensed as incurred. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Goodwill and Intangible Assets
Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets may not be recoverable. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, or sooner if an indicator of impairment is present. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Revenue Recognition
Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. Revenues are reported on a net sales basis, which is computed by deducting from gross sales amounts related to product returns, discounts and allowances.

Inventories
Inventories, consisting of manufactured goods and goods acquired for resale, are stated at the lower of cost or market. Inventory costs are determined on a first-in, first-out basis.

Purchased Credit-Impaired Loans
Purchased credit-impaired loans are loans acquired at a discount to face value where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan. The excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method. The excess of contractual cash flows over cash flows expected to be collected at acquisition (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired.

There were no other changes in its critical accounting policies or the Company’s estimates and assumptions from those disclosed in the Annual Report.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Three Months Ended March 31, 2011

The following is a summary of significant operating results for the three months ended March 31, 2011.

•	Net loss of $4.2 million for the three months ended March 31, 2011 as compared to $10.4 million for the comparable period in 2010.
―	Loss from continuing operations of $1.8 million for the three months ended March 31, 2011 as compared to $5.6 million for the comparable 2010 period.
―	Loss from discontinued operations, net of income taxes of $2.4 million for the three months ended March 31, 2011 as compared to $4.7 million for the comparable 2010 period.

•	Revenues of $0.7 million for the three months ended March 31, 2011 as compared to $0.2 million for the comparable 2010 period.

•	Expenses of $3.2 million for the three months ended March 31, 2011 as compared to $2.9 million for the comparable 2010 period.

•	Other income (expense) of $1.1 million for the three months ended March 31, 2011 as compared to zero for the comparable 2010 period.

•	Reorganization items, net of $0.5 million for the three months ended March 31, 2011 as compared to $2.9 million for the comparable 2010 period.

RESULTS OF CONSOLIDATED OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Revenues	$702	$181
Expenses	3,152	2,882
Other income (expense)	1,082	-
Loss from continuing operations before reorganization items and income taxes	(1,368)	(2,701)
Reorganization items, net	499	2,920
Loss from continuing operations before income taxes	(1,867)	(5,621)
Income taxes	(99)	-
Loss from continuing operations	(1,768)	(5,621)
Loss from discontinued operations, net of income taxes	(2,406)	(4,735)
Net loss	(4,174)	(10,356)
Earnings attributable to noncontrolling interest	40	-
Net loss attributable to Signature Group Holdings, Inc.	$(4,214)	$(10,356)

Three months ended March 31, 2011 compared to three months ended March 31, 2010

General
Net loss decreased $6.1 million to $4.2 million for the three months ended March 31, 2011 as compared to a net loss of $10.4 million for the three months ended March 31, 2010. The decrease in net loss is primarily related to a $3.9 million decrease in loss from continuing operations to $1.8 million for the three months ended March 31, 2011, and a $2.3 million decrease in loss from discontinued operations to $2.4 million for the three months ended March 31, 2011.

Loss from continuing operations
Loss from continuing operations decreased $3.9 million to $1.8 million for the three months ended March 31, 2011 as compared to $5.6 million for the three months ended March 31, 2010. The decrease in loss is related to a $1.1 million increase in other income related to a $0.8 million change in fair value of common stock warrant liability and a $0.3 million gain on acquisition. Additionally, reorganization items, net decreased $2.4 million to $0.5 million for the three months ended March 31, 2011, primarily due to a decline in professional and legal fees associated with unresolved claims remaining from the bankruptcy proceedings. See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $2.3 million to a loss of $2.4 million for the three months ended March 31, 2011 as compared to $4.7 million for the three months ended March 31, 2010. The decrease in loss from discontinued operations is primarily related to a $4.4 million decrease in expenses and a $0.3 million decrease in reorganization items, net for the three months ended March 31, 2011. Partially offsetting the decreased expenses was a $1.9 million decrease in revenues and a $0.4 million increase in income tax expense for the three months ended March 31, 2011. See “Review of Operating Segments Results of Operations - Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(Dollars in the thousands)	2011	2010
Cash and cash equivalents	$60,093	$70,424
Investment securities, available for sale	2,236	2,184
Loans receivable, net	6,057	1,967
Inventories	1,364	-
Premises, held for sale	2,371	-
Intangible assets, net	1,199	-
Other assets	2,131	3,708
Assets of discontinued operations	55,355	57,261
TOTAL ASSETS	$130,806	$135,544

Notes payable	$39,000	$39,000
Common stock warrant liability	4,899	5,700
Other liabilities	3,575	2,033
Liabilities of discontinued operations	13,575	15,090
TOTAL LIABILITIES	61,049	61,823
TOTAL SHAREHOLDERS' EQUITY	69,757	73,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$130,806	$135,544

March 31, 2011 compared to December 31, 2010

General
Total assets decreased by $4.7 million or 3.5% to $130.8 million at March 31, 2011 from $135.5 million at December 31, 2010, primarily as a result of a $10.3 million decrease in cash and cash equivalents and a $1.9 million decrease in assets of discontinued operations, partially offset by a $1.4 million increase in inventories, a $4.1 increase in loans receivable, net and a $1.2 million increase in intangible assets, net. Total liabilities decreased by $0.8 million or 1.3% to $61.0 million at March 31, 2011 from $61.8 million at December 31, 2010, primarily as a result of a $1.5 million decrease in liabilities of discontinued operations.

Total shareholders’ equity decreased to $69.8 million at March 31, 2011 from $73.7 million at December 31, 2010. The decrease in shareholders’ equity is primarily related to the $4.2 million net loss for the three months ended March 31, 2011 which is discussed in more detail above under “Results of Consolidated Operations.”

Cash and cash equivalents
Cash and cash equivalents decreased $10.3 million to $60.1 million at March 31, 2011 from $70.4 million at December 31, 2010 primarily due to an increase in loans receivable, net related to a $4.3 million purchase of senior secured debt and $1.0 million in cash used in a business combination where Cosmed, Inc. (“Cosmed”), a newly-formed subsidiary of Signature, acquired certain assets and assumed certain liabilities of Costru Company, LLC (“Costru”). Subsequent to the acquisition, the Company funded an additional $1.0 million to Cosmed to repay some of the assumed liabilities. Additionally, the decrease in cash and cash equivalents is due to the $4.2 million net loss for the three months ended March 31, 2011.

Loans receivable, net
Loans receivable, net increased $4.1 million to $6.1 million at March 31, 2011 from $2.0 million at December 31, 2010. The increase was primarily due to the purchase of $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million. It is the Company’s intent to restructure the loan relationship.

Inventories
Inventories increased $1.4 million to $1.4 million at March 31, 2011 from zero at December 31, 2010. The increase was due to the business combination involving Cosmed during the three months ended March 31, 2011. The inventory consists of a line of skin care products for women, which is available in retail stores across the country.

Premises, held for sale
Premises, held for sale increased $2.4 million to $2.4 million at March 31, 2011 as compared to zero at December 31, 2010. During the three months ended March 31, 2011, the Company determined that its Anaheim Hills, California facility was no longer needed for operations and listed the building and related land for sale. No impairment charges were recognized at the time of transfer of the building and land to premises, held for sale as the estimated market value less costs to sell was in excess of carrying value. At December 31, 2010, the building and related land were included in other assets in the consolidated balance sheet.

Intangible assets, net
Intangible assets, net increased $1.2 million to $1.2 million at March 31, 2011 from zero at December 31, 2010. The increase was due to the business combination involving Cosmed during the three months ended March 31, 2011. The total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The acquired identifiable intangible assets primarily include production formulas of $0.8 million, trademarks of $0.2 million, customer lists of $0.1 million and domain names of $0.1 million. The fair values of acquired identifiable intangible assets were estimated based on future cash flows, discounted using an estimated weighted average cost of capital. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represents the period over which the asset is expected to contribute directly or indirectly to future cash flows. The production formula and trademarks will be amortized over their estimated useful life of approximately ten years. The customer lists and domain names will be amortized over their estimated useful lives of approximately three years.

Common stock warrant liability
Common stock warrant liability decreased to $4.9 million at March 31, 2011 as compared to $5.7 million at December 31, 2010. Pursuant to the Plan, for an aggregate cash purchase price of $0.3 million, Signature issued warrants to purchase an aggregate of 15 million shares of Signature common stock (“Warrants”).

The Warrants include a ratchet anti-dilution protection provision, which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the exercise price during the term of the Warrants. The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued the Warrants at $4.9 million at March 31, 2011 and $5.7 million at December 31, 2010 using a lattice option pricing model that utilizes various assumptions. The $0.8 million change in fair value for the three months ended March 31, 2011 is included in other income (expense) in the consolidated statements of operations. The change in fair value of the common stock warrant liability during the three months ended March 31, 2011, is primarily attributable to the decrease in the underlying market price of the Company’s common stock.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $55.4 million at March 31, 2011 as compared to $57.3 million at December 31, 2010. Liabilities of discontinued operations decreased to $13.6 million at March 31, 2011 as compared to $15.1 million at December 31, 2010. See “Review of Operating Segments Financial Condition - Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following table presents revenues, expenses and net earnings (loss) and other key financial measures from our operating segments for the three months ended March 31, 2011 and 2010. We have three primary operating segments, which include “Special Situation Lending,” “Strategic Acquisitions” and “Discontinued Operations.” Results of operations and other financial measures that are not included in our three primary operating segments are included in “Corporate and Other” in the tables below.

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations	Total
Three Months Ended March 31, 2011:
Net sales	$-	$546	$-	$546	$-	$546
Interest income	153	-	3	156	1,116	1,272
Gain on loans held for sale	-	-	-	-	571	571
Other, net	-	-	-	-	(121)	(121)
Total revenues	153	546	3	702	1,566	2,268

Cost of goods sold	-	273	-	273	-	273
Selling, general and administrative expenses	-	41	569	610	1,121	1,731
Interest expense	-	11	877	888	-	888
Compensation	-	54	225	279	702	981
Professional fees	-	16	1,060	1,076	1,562	2,638
Amortization of intangible assets	-	26	-	26	-	26
Total expenses	-	421	2,731	3,152	3,385	6,537
Other income (expense)	-	281	801	1,082	-	1,082
Earnings (loss) before reorganization items, net and income taxes	153	406	(1,927)	(1,368)	(1,819)	(3,187)
Reorganization items, net	-	-	499	499	-	499
Earnings (loss) before income taxes and earnings attributable to noncontrolling interest	153	406	(2,426)	(1,867)	(1,819)	(3,686)
Income tax (benefit) expense	2	(101)	-	(99)	587	488
Net earnings (loss)	151	507	(2,426)	(1,768)	(2,406)	(4,174)
Earnings attributable to noncontrolling interest	-	40	-	40	-	40
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$151	$467	$(2,426)	$(1,808)	$(2,406)	$(4,214)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations	Total
Three Months Ended March 31, 2010:
Interest income	$31	$-	$64	$95	$1,231	$1,326
Gain on loans held for sale	-	-	-	-	2,225	2,225
Other, net	-	-	86	86	27	113
Total revenues	31	-	150	181	3,483	3,664

Selling, general and administrative expenses	38	-	1,155	1,193	3,343	4,536
Interest expense	-	-	1,166	1,166	-	1,166
Compensation	-	-	511	511	1,713	2,224
Professional fees	-	-	12	12	2,734	2,746
Total expenses	38	-	2,844	2,882	7,790	10,672
Loss before reorganization items, net and income taxes	(7)	-	(2,694)	(2,701)	(4,307)	(7,008)
Reorganization items, net	-	-	2,920	2,920	278	3,198
Loss before income taxes	(7)	-	(5,614)	(5,621)	(4,585)	(10,206)
Income tax expense	-	-	-	-	150	150
Net loss	$(7)	$-	$(5,614)	$(5,621)	$(4,735)	$(10,356)

Special Situation Lending

As of March 31, 2011, we had deployed capital in three transactions in our Special Situations Lending business line representing an aggregate funding of $6.5 million. Of this amount, during the first quarter of 2011, we acquired, through our newly formed subsidiary, Signature Credit Partners, Inc., $8.4 million of senior secured debt due from a manufacturing company for $4.3 million.

The Company’s revenues related to its Special Situation Lending business line totaled $0.2 million for the three months ended March 31, 2011. The revenues primarily relate to interest income associated with the investments in corporate bonds and senior secured debt.

Strategic Acquisitions

On February 18, 2011, we completed our first transaction within our Strategic Acquisitions business line by acquiring, through our newly formed subsidiary, Cosmed, certain assets and assumed certain liabilities of Costru for consideration totaling $2.7 million. Cosmed, which does business under the trade name CosmedicineTM, is a high margin, branded, consumer products company. Cosmed manufactures a line of skin care products for women, which is available in retail stores across the country. Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% of the outstanding stock being held by the former owners of Costru. The operating results of Cosmed are included in the consolidated financial statements since the acquisition date. The Company incurred direct costs related to this acquisition aggregating approximately $72 thousand. These costs were recognized as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2011.

Revenues in our Strategic Acquisitions business line totaled $0.5 million attributable to net sales since Cosmed’s acquisition in February 2011 through March 31, 2011.

Expenses in our Strategic Acquisitions business line totaled $0.4 million primarily attributable to $0.3 million in cost of goods sold since Cosmed’s acquisition in February 2011 through March 31, 2011. The remaining $0.1 million in expenses relates to selling, general and administrative and other operating expenses of Cosmed since the acquisition in February 2011 through March 31, 2011.

Other income in our Strategic Acquisitions business line totaled $0.3 million and related to a gain on acquisition resulting from the difference between the fair value of net assets acquired and total purchase consideration of the business combination involving Cosmed.

Corporate and Other

Amounts included in “Corporate and Other” do not meet the definition of a segment and include interest income, interest expense, other income (expense) and corporate overhead costs which are not allocated to our operating segments.

Expenses
Total expenses decreased $0.1 million to $2.7 million for the three months ended March 31, 2011 as compared to $2.8 million for the three months ended March 31, 2010. The decrease is primarily related to a $0.6 million decrease in selling, general and administrative expenses, a $0.3 million decrease in interest expense and a $0.3 million decrease in compensation expense. Partially offsetting the decreases was a $1.0 million increase in professional fees.

Selling, general and administrative
Selling, general and administrative expenses decreased $0.6 million to $0.5 million for the three months ended March 31, 2011 as compared to $1.2 million for the three months ended March 31, 2010. The decrease is primarily related to a $1.1 million decrease in insurance expense partially offset by a $0.6 million increase in management fees. The decrease in insurance expense is primarily related to new director and officer liability policies associated with Signature, the reorganized company, subsequent to the Effective Date compared to Fremont operating as a debtor-in-possession. The Company paid a management fee pursuant to the Interim Investment Management Agreement (“Interim Management Agreement”) entered into during June 2010 with Signature Capital Advisers, LLC (“SCA”). For the three months ended March 31, 2011, SCA received $0.6 million as compensation for its services. There were no management fees incurred during the three months ended March 31, 2010. On July 28, 2011, the Company terminated the Interim Management Agreement, by and between the Company and SCA, effective July 31, 2011.

Interest expense
Interest expense decreased $0.3 million to $0.9 million for the three months ended March 31, 2011 as compared to $1.2 million for the three months ended March 31, 2010. The decrease in interest expense relates to the reduction in long term debt outstanding associated with the settlement with the holders of the Company’s previously outstanding $166.5 million in 7.875% Senior Notes due 2009 and $100.0 million in 9% Trust Originated Preferred Securities (“TOPrS”) on the Effective Date. As part of the settlement, the Company issued $39.0 million in Notes Payable bearing 9.0% annual interest and due in 2016. During the three months ended March 31, 2011, the Company incurred $0.9 million in interest expense on the Notes Payable. During the bankruptcy period, the Senior Notes contractual interest rate was reduced from 7.875% to the federal judgment rate of 2.51% from the Petition Date through the Effective Date and the TOPrS received no interest. During the three months ended March 31, 2010, the Company incurred $1.2 million in interest expense on the Senior Notes.

Professional fees
Professional fees increased $1.0 million to $1.1 million for the three months ended March 31, 2011 as compared to $12 thousand for the three months ended March 31, 2010. The increase is primarily related to increased legal, consulting and audit fees associated with the reorganized company, including the preparation of the Company's delinquent Exchange Act filings. For the three months ended March 31, 2010, the $12 thousand in professional fees were attributable to $0.3 million in legal and consulting fees offset by $0.3 million in reimbursements of previously paid legal expenses.

Other income (expense)
Other income (expense) increased to $0.8 million related to a change in fair value of common stock warrant liability. The change in fair value of the common stock warrant liability during the three months ended March 31, 2011, is primarily attributable to the decrease in the underlying market price of the Company’s common stock. The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Reorganization items, net
Reorganization items, net are expense or income items that were incurred or realized by the Company as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

Reorganization items, net decreased $2.4 million to $0.5 million for the three months ended March 31, 2011 as compared to $2.9 million for the three months ended March 31, 2010. The decrease related to a reduction in professional and legal fees associated with the bankruptcy.

Discontinued Operations

The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date. In accordance with FASB ASC 205-20, loss after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

General
Loss from discontinued operations decreased $2.3 million to a loss of $2.4 million for the three months ended March 31, 2011 as compared to a loss of $4.7 million for the three months ended March 31, 2010. The decrease in loss from discontinued operations is primarily related to a decrease of $4.4 million in expenses, partially offset by a $1.9 million decrease in revenues.

Revenues
Revenues decreased $1.9 million to $1.6 million for the three months ended March 31, 2011 as compared to $3.5 million for the three months ended March 31, 2010. The decrease in revenue is primarily related to a $1.7 million decrease in gain on loans held for sale and a $0.1 million decrease in other, net.

Gain on loans held for sale
Gain on loans held for sale decreased $1.7 million to a gain of $0.6 million for the three months ended March 31, 2011 as compared to $2.2 million for the three months ended March 31, 2010. The gain for the three months ended March 31, 2011 is due to a reversal of $0.6 million in provision for valuation allowance for loans held for sale primarily related to borrower pay-offs and principal payments.

Other, net
Other, net revenues decreased $0.1 million to ($0.1) million for the three months ended March 31, 2011 as compared to $27 thousand for the three months ended March 31, 2010. The decrease in other, net revenues is primarily due to a $0.3 million increase in losses on REO. The increase in REO losses is primarily due to a $0.6 million reduction in gain on sale of REO and a $0.3 million increase in additional impairment write-downs subsequent to foreclosure during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Partially offsetting these increased losses was a $0.5 million reduction in REO expenses for the three months ended March 31, 2011 to $0.1 million as compared to $0.6 million for the three months ended March 31, 2010. The decrease in REO expenses is associated with decreased levels of REO properties during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Expenses
Expenses decreased $4.4 million to $3.4 million for the three months ended March 31, 2011 as compared to $7.8 million for the three months ended March 31, 2010. The decrease in expenses is primarily related to a $2.2 million decrease in selling, general and administrative expense, a $1.0 million reduction in compensation expense and a $1.2 million decrease in professional fees.

Selling, general and administrative
Selling, general and administrative expense decreased $2.2 million to $1.1 million for the three months ended March 31, 2011 as compared to $3.3 million for the three months ended March 31, 2010. The decrease is primarily related to a $1.7 million decrease in insurance expense primarily related to the run-off of directors and officers and fiduciary liability policies associated with discontinued operations and former directors and officers prior to the Effective Date. Additionally, the decrease is due to a $1.0 million reduction in litigation expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as certain legal matters had been resolved. Partially offsetting the decrease was a $0.4 million increase in servicing advances and other loan related expenses associated with the discontinued residential real estate loans held for sale portfolio during the three months ended March 31, 2011 as compared to March 31, 2010.

Compensation
Compensation expense decreased $1.0 million to $0.7 million for the three months ended March 31, 2011 as compared to $1.7 million for the three months ended March 31, 2010. The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees decreased $1.2 million to $1.6 million for the three months ended March 31, 2011 as compared to $2.7 million for the three months ended March 31, 2010. Professional fees primarily related to litigation costs and other professional services associated with the former insurance, banking and residential lending divisions of Fremont. The decrease is primarily related to reduced operating activities of discontinued businesses. Professional fees directly related to the bankruptcy filing are classified under reorganization items, net.

Reorganization items, net
Reorganization items, net decreased $0.3 million to zero for the three months ended March 31, 2011 as compared to $0.3 million for the three months ended March 31, 2010. The reorganization items, net for March 31, 2010 related to professional and legal fees associated with the bankruptcy.

Income taxes
Income tax expense increased to $0.6 million for the three months ended March 31, 2011 as compared to $0.2 million for the three months ended March 31, 2010. The increase in income taxes is primarily attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income and state income tax in California, based on its temporary suspension of the use of net operating loss carryforwards. Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following table presents our operating segments assets and liabilities as of March 31, 2011 and December 31, 2010. The Corporate and Other segment below does not meet the definition of a segment as it contains parent company assets and liabilities which are not allocated to operating segments; however, it is included below for reconciliation purposes only.

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations
March 31, 2011
Cash and cash equivalents	$-	$296	$59,797	$60,093	$117
Investment securities, available for sale	2,236	-	-	2,236	-
Loans receivable, net	6,057	-	-	6,057	-
Trade and other receivables, net	-	722	89	811	-
Inventories	-	1,364	-	1,364	-
Intangible assets, net	-	1,199	-	1,199	-
Premises, held for sale	-	-	2,371	2,371	-
Loans held for sale, net	-	-	-	-	38,817
Commercial real estate investments	-	-	-	-	5,477
Real estate owned, net	-	-	-	-	6,065
Other assets	34	522	764	1,320	4,879
Total assets	$8,327	$4,103	$63,021	$75,451	$55,355

Lines of credit	$-	$594	$-	$594	$-
Notes payable	-	-	39,000	39,000	-
Common stock warrant liability	-	-	4,899	4,899	-
Repurchase reserve	-	-	-	-	8,873
Other liabilities	-	328	2,653	2,981	4,702
Total liabilities	$-	$922	$46,552	$47,474	$13,575

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Total	Discontinued Operations
December 31, 2010
Cash and cash equivalents	$-	$-	$70,424	$70,424	$568
Investment securities, available for sale	2,184	-	-	2,184	-
Loans receivable, net	1,967	-	-	1,967	-
Trade and other receivables, net	-	-	198	198	-
Loans held for sale, net	-	-	-	-	38,938
Commercial real estate investments	-	-	-	-	5,484
Real estate owned, net	-	-	-	-	7,003
Other assets	67	-	3,443	3,510	5,268
Total assets	$4,218	$-	$74,065	$78,283	$57,261

Notes payable	$-	$-	$39,000	$39,000	$-
Common stock warrant liability	-	-	5,700	5,700	-
Repurchase reserve	-	-	-	-	8,873
Other liabilities	-	-	2,033	2,033	6,217
Total liabilities	$-	$-	$46,733	$46,733	$15,090

Special Situation Lending

As of March 31, 2011, our Special Situation Lending business line has deployed $6.5 million of capital in three transactions. In July 2010, the Company purchased litigation claims, in the form of estate bonds, related to a financial institution that had been seized by the FDIC and liquidated. The outstanding principal balance of the estate bonds totaled $3.3 million and was acquired for $0.4 million. In September 2010, the Company purchased a $2.0 million performing corporate bond at $1.8 million, or a $0.2 million discount to the outstanding principal balance. The corporate bond has a stated interest rate of 10% and matures in March 2012. These investment securities are classified as available for sale and are carried at their estimated fair value in the consolidated balance sheet.

During the first quarter of 2011, our newly formed subsidiary, Signature Credit Partners, Inc., acquired $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million. The investment was recorded at fair value and is included in loans receivable, net in the Company’s consolidated balance sheet.

Additionally, loans receivable, net includes $1.9 million and $2.0 million of commercial real estate loans at March 31, 2011 and December 31, 2010, respectively. The commercial real estate loans consist of a participation interest in a pool of adjustable rate multi-family mortgage loans. As of March 31, 2011, non-accrual loans totaled $38 thousand or 1.9% of unpaid principal balance as compared to $38 thousand or 1.9% at December 31, 2010. The weighted average yield on these loans was 5.73% at March 31, 2011 as compared to 5.68% at December 31, 2010.

Strategic Acquisitions

During the three months ended March 31, 2011, we completed our first transaction within our Strategic Acquisitions business line by acquiring, through our newly formed subsidiary, Cosmed, certain assets and assumed certain liabilities of Costru for consideration totaling $2.7 million. Signature currently owns 92% of the outstanding stock of Cosmed, with the remaining 8% of the outstanding stock held by the former owners of Costru.

Total consideration included cash of $1.0 million, the assumption of $1.6 million in debt and a $0.1 million noncontrolling interest. As a result of the acquisition, certain assets and liabilities of Cosmed, consisting primarily of accounts receivable, inventory and identifiable intangible assets are now reflected in the Company's consolidated balance sheet. The consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective estimated fair values. The Company has determined that the estimated fair value of the assets acquired and liabilities assumed related to this acquisition exceed the total purchase consideration and, as a result, recorded a gain on acquisition of $0.3 million during the three months ended March 31, 2011. Subsequent to the acquisition, Signature provided cash to Cosmed to enable the payoff of its $1.6 million in assumed debt along with funding from a line of credit with a new creditor.

At March 31, 2011, total assets and liabilities of our Strategic Acquisitions business line primarily included cash and cash equivalents of $0.3 million, inventories of $1.4 million, intangible assets, net of $1.2 million, trade and other receivables of $0.7 million and a line of credit of $0.6 million attributable to the Cosmed business combination.

Corporate and Other

Cash and cash equivalents
Cash and cash equivalents decreased $10.6 million to $59.8 million at March 31, 2011 from $70.4 million at December 31, 2010 primarily due to capital deployment in our two primary business lines. Loans receivable, net increased $4.1 million related to a $4.3 million purchase of senior secured debt within our Special Situation Lending business line. Additionally, our Strategic Acquisition business line deployed $1.0 million in a business combination to acquire 92% of Cosmed, a manufacturer of skin care products for women. Subsequent to the acquisition, the Company funded an additional $1.0 million to Cosmed to repay some of the assumed liabilities. Finally, the decrease in cash and cash equivalents is due to the $4.2 million net loss for the three months ended March 31, 2011.

Premises, held for sale
During the three months ended March 31, 2011, the Company determined that its Anaheim Hills, California facility was no longer needed for operations and listed the building and related land for sale. No impairment charges were recognized at the time of transfer of the building and land to premises, held for sale as the estimated market value less costs to sell was in excess of the $2.4 million carrying amount. At December 31, 2010, the building and related land were included in other assets in the consolidated balance sheet.

Common stock warrant liability
Common stock warrant liability decreased to $4.9 million at March 31, 2011 as compared to $5.7 million at December 31, 2010. The $0.8 million change in fair value for the three months ended March 31, 2011 is included in other income (expense) in the consolidated statements of operations.

Discontinued Operations

Loans held for sale, net
Loans held for sale, net primarily consist of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007. Loans held for sale, net totaled $38.8 million consisting of $105.8 million in unpaid principal balance (“UPB”), net of a $67.2 million valuation allowance or 36.7% of UPB at March 31, 2011 as compared to $38.9 million consisting of $106.6 million in UPB, net of $67.8 million in valuation allowance or 36.5% of UPB at December 31, 2010. The decrease is primarily related to $0.2 million in net transfers of loans held for sale to REO as a result of foreclosures and $0.6 million in borrower pay-offs and principal payments, partially offset by $0.6 million in reductions to the valuation allowance. There were no loans sold during the three months ended March 31, 2011 and the year ended December 31, 2010.

The valuation allowance decreased $0.7 million to $67.2 million at March 31, 2011 from $67.8 million at December 31, 2010. The decrease in valuation allowance was primarily related to reductions in valuation allowance attributable to borrower pay-offs and principal payments from loans held for sale.

As of March 31, 2011, non-accrual residential real estate loans totaled $47.2 million or 44.6% of UPB as compared to $45.3 million or 42.5% of UPB at December 31, 2010. The weighted average yield on residential real estate loans held for sale, as a percentage of the aggregate portfolio’s UPB, was 3.95% at March 31, 2011 as compared to 4.15% at December 31, 2010.

Real estate owned, net (REO)
REO includes residential property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date. REO totaled $6.1 million, net of a valuation allowance of $1.1 million, at March 31, 2011 as compared to $7.0 million, net of a valuation allowance of $1.2 million, at December 31, 2010. The decrease was primarily related to REO sales totaling approximately $0.9 million and $0.2 million in additional valuation write downs, respectively, during the three months ended March 31, 2011. The decrease was partially offset by loans held for sale transferred to REO at net realizable value (fair value less selling costs) of $0.2 million during the three months ended March 31, 2011. REO decreased to 47 properties at March 31, 2011 as compared to 60 properties at December 31, 2010.

Repurchase reserve
The repurchase reserve totaled $8.9 million at March 31, 2011 and December 31, 2010. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont originated during 2002 through 2007. In preparing its estimate for the repurchase reserve, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.

As part of Fremont’s bankruptcy case, several settlements with various institutional trustees and whole loan investors that had asserted repurchase claims against Fremont were achieved. As a result of the repurchase claim resolution efforts, the Company has significantly reduced the number of unresolved claims. Outstanding claims totaled approximately $100.8 million at March 31, 2011 as compared to approximately $100.4 million at December 31, 2010. New repurchase claim volume totaled $0.4 million for the three months ended March 31, 2011 as compared to $17.4 million for the three months ended March 31, 2010.

Other liabilities
Other liabilities decreased $1.5 million to $4.7 million at March 31, 2011 as compared to $6.2 million at December 31, 2010. The decrease is primarily related to payments of previously accrued professional fees and a reduction in professional fees during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

Signature’s preliminary sources of liquidity are cash and cash equivalents. Additionally, Signature has alternative sources of liquidity available to fund its business and operations, including, but not limited to funds generated from implementing its new business strategy described below, borrowings from third-party lenders and debt and equity offerings.

Signature operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions. Sources of cash flows from Special Situation Lending include principal and interest collections from senior secured and junior secured debt financing as well as gains from corporate bonds, trade claims, and other structured debt instruments. Sources of cash flows from Strategic Acquisitions include operating cash flows from the direct purchase of a controlling interest, and in some cases all or substantially all of the equity securities of an operating business or through a structured debt transaction that results in obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions.

Signature also has Legacy Assets related to Fremont’s prior businesses, which include a residential mortgage portfolio, residential real estate, and certain other investments that generate income and liquidity from principal and interest collections and proceeds from sales. These Legacy Assets are being managed to maximize recoveries and value for shareholders and will be redeployed into Signature’s business strategy over time.

Signature’s use of liquidity includes deployment of capital pursuant to its business strategy. Within our Special Situation Lending business line, we have invested approximately $6.5 million in investment securities and loans receivable since the Effective Date through March 31, 2011. Additionally, in the first quarter of 2011, we made our first acquisition within our Strategic Acquisitions business line for consideration totaling approximately $2.7 million which included $1.0 million in cash, assumption of $1.6 million in debt and $0.1 million in noncontrolling interest. Subsequent to the acquisition, Signature provided cash to Cosmed to enable the payoff of its $1.6 million in assumed debt and a $3.0 million line of credit was executed with a new creditor. At March 31, 2011, $0.6 million was outstanding on the line of credit, however, as of the date of filing this Form 10-Q, the line of credit has been suspended as a result of non-compliance with certain financial covenants.  The remaining balance on the line of credit is less than $0.1 million and since the suspension of the line of credit, Signature has funded Cosmed’s operations with approximately $0.8 million. Other uses of liquidity include operating expenses associated with the management of our business, including the Legacy Assets, professional fees and related expenses associated with reorganization, litigation, and interest payments on the Notes Payable. The Company has received claims related to potential repurchase obligations associated with its prior subprime residential lending business. See Note 13 – Discontinued Operations for additional information regarding the Company’s residential loan repurchase reserve.

Subsequent to March 31, 2011, Signature acquired of 100% of the common stock of North American Breaker Company, Inc. (“NABCO”). The total consideration paid at the closing of the transaction, on July 29, 2011, was approximately $37.0 million which included a cash payment of approximately $23.5 million, the issuance of $5.0 million in subordinated, unsecured promissory notes, the issuance of Signature common stock with a fair value of $2.0 million, the assumption of $3.0 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn up to $4.0 million in additional consideration, subject to the achievement of certain earnings before interest, taxes, depreciation, and amortization milestones for the fiscal year ended December 31, 2012. In addition, we recorded acquisition related transaction costs of approximately $0.2 million.

On September 28, 2011, Signature sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million. The sale resulted in a gain of $1.4 million in the third quarter of 2011.

Summary of Cash Flows

Net cash used in operating activities
During the three months ended March 31, 2011, net cash used in operating activities totaled $5.6 million. The cash used in operating activities primarily relates to the $4.2 million net loss during the period, adjusted for non-cash income of $0.8 million related to the change in fair value of common stock warrant liability, $0.3 million related to gain on acquisition, and non-cash charges of $0.2 million in provision for REO losses and depreciation of $0.4 million within discontinued operations. The use of cash was partially offset by $0.6 million in principal collections from loans held for sale, net.

During the three months ended March 31, 2010, net cash used in operating activities totaled $6.2 million. The cash used in operating activities primarily relates to the $10.4 million net loss during the period, partially offset by $3.6 million in principal collections from loans held for sale, net.

Net cash (used in) provided by investing activities
During the three months ended March 31, 2011, net cash used in investing activities totaled $4.2 million. The cash used in investing activities primarily relates to $1.0 million in cash used to purchase certain assets and assume certain liabilities of Costru, $4.3 million in purchases of loans receivable, offset by proceeds of $0.9 million from the sale of REO.

During the three months ended March 31, 2010, net cash provided by investing activities totaled $2.7 million. The cash provided by investing activities primarily relates to $2.7 million in proceeds from the sale of REO.

Net cash used in financing activities
During the three months ended March 31, 2011 net cash used in financing activities totaled $1.0 million. The cash used in financing activities relates to borrowings, net of repayments on Cosmed’s lines of credit. During the three months ended March 31, 2010, there were no activities within financing activities as Fremont operated its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court.

CONTRACTUAL OBLIGATIONS

The Company’s $39.0 million Notes Payable bear interest at 9% per annum, payable quarterly starting in September 2010 and mature December 31, 2016. There was no change in amounts due under the Notes Payable during the three months ended March 31, 2011. Additional information on the Notes Payable is included in Note 7 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In February 2011, Cosmed entered into a $3.0 million line of credit to fund its operations. Advances are based on a percentage of eligible trade receivables and inventory. The line of credit is due on demand and bears interest at the Prime rate plus 2.25% with a floor rate of 6.00% per annum. Interest and principal are due monthly in arrears on the first day of the month. At March 31, 2011, $0.6 million was outstanding on the line of credit. Cosmed is required to maintain certain financial covenants and was in compliance with all such covenants at March 31, 2011, however, as of the date of filing this Form 10-Q, Cosmed was not in compliance with certain financial covenants and further advances on the line of credit are not available.

We also have repurchase reserve liabilities related to residential real estate loans that were sold that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve is included in Note 13 – Discontinued Operations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures
An evaluation was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the CEO and Interim CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed below and in more detail in the Annual Report on Form 10-K for December 31, 2010.

Material Weakness
In connection with its assessment of the Company’s internal control over financial reporting as of December 31, 2010, management identified a material weakness related to our effectiveness of internal control over financial reporting. The Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP.

Ongoing Remediation of Material Weakness
The Company has devoted virtually all of its accounting resources to completing its delinquent filings under Section 13 or 15(d) of the Exchange Act, including preparing and filing the Comprehensive Form 10-K on May 17, 2011, preparing and filing of the March 31, 2010, June 30, 2010 and September 30, 2010 Form 10-Qs, as well as its Annual Report on Form 10-K for December 31, 2010 on July 5, 2011. As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has yet to install internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting that will not require the use of outside financial consultants and the type of additional review and other procedures that has been undertaken in connection with the preparation of the financial statements contained in this Form 10-Q. However, the Company has taken the following steps during fiscal 2010 and during the first half of 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

-
Management has developed, adopted and documented formal accounting and reporting policies with respect to all significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Form 10-Q. This includes policies regarding segment reporting, accounting for reorganizations (accounting during bankruptcy), discontinued operations, adoption of new accounting policies, accounting for mortgage related assets (such as mortgage loans held for sale), accounting for derivatives, and accounting for repurchase, litigation reserves and business combinations.

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

The Company’s remediation process is on-going and management hopes to complete the implementation of its remediation efforts during early 2012, with the expectation that the Company will have adequate internal control over financial reporting and effective disclosure controls and procedures by March 31, 2012. However, since management has not completed its remediation efforts, there can be no assurances that the Company’s remediation efforts will be successful or sufficient in remediating the material weakness.

Changes in Internal Controls over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in the ordinary course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Annual Report.

The Company experienced the following new development with pending material legal proceedings that occurred during the first quarter of 2011.

Final Approval of Settlement of the ERISA Class Action. From April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers, directors and employees by participants in the Company’s prior Investment Incentive Plan, 401(k) and Employee Stock Ownership Plan (collectively “the Benefit Plans”) alleging violations of ERISA in connection with Company stock held by the Benefit Plans. The six complaints were consolidated in a single proceeding. On April 15, 2010, the Court granted the Order for Class Certification under Rule 23(b)(3). On March 22, 2011, the Company entered into a settlement stipulation whereby its insurance carriers will pay $21.0 million to settle the claims of the certified class. On April 25, 2011, the Court granted preliminary approval of the settlement stipulation. On August 10, 2011, the Court entered the Final Order and Judgment approving the settlement.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock.

The risks presented below amend certain risks identified in our Annual Report as a result of the termination of the Interim Management Agreement between the Company and SCA in August 2011 and the corresponding transfer of such indirect risks to direct risks of the Company.

Signature’s financial condition and results of operations will depend on its ability to manage and deploy capital effectively. Our ability to achieve our business and strategic objectives will depend on our ability to effectively manage and deploy our capital, particularly with respect identifying, evaluating, structuring and negotiating transactions, and monitoring companies that are consistent with our strategy and business objectives. We cannot assure you that we will achieve our business and strategic objectives.

Accomplishing our business objectives on a cost-effective basis will be largely a function of our management team, its access to transactions offering acceptable terms, and an ability to consummate those transactions. In addition to monitoring the performance of our assets, members of our management team or other employees may also be called upon to provide managerial assistance to our subsidiary companies in which we hold equity interests or otherwise operate businesses that we acquire through our business lines. These additional demands on our employees may distract management from focusing on our other company assets or operations and slow the rate of our capital deployment.

The results of our operations will depend on many factors, including the availability of opportunities, accessible funding alternatives, and economic conditions. There is no assurance that one or all of these factors will be favorable to us or our business in order to deploy our capital effectively. In addition, changes in the business practices of commercial and investment banks, public and private funds, commercial finance companies, private equity funds, hedge funds, high net worth individuals and governmental agencies in terms of providing debt and equity financing in the middle market or selling loan portfolios and other financial assets may negatively impact our ability to source attractive opportunities to deploy capital. If we cannot successfully operate our business or implement our strategies as described in our Annual Report, it could negatively impact our financial condition and results of operations.

Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Signature’s business model depends to a significant extent upon its management team’s referral relationships, and its ability to maintain or develop these relationships in the future. We expect that our management team will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we will rely to a significant extent upon these relationships to provide us with potential opportunities in which to provide capital. If our management team fails to maintain their existing relationships or develop new relationships with other sponsors or sources of transaction opportunities, we will not be able to achieve our business and strategic objectives. In addition, individuals or firms with whom our management team has relationships are not obligated to provide us with transaction opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team particularly Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli to function as Signature’s management team and to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

Signature’s inability to control its expenses may adversely affect its financial condition and results of operations. Since emerging from bankruptcy, Signature’s sources of revenue have been limited. We continue to have significant operating and non-interest expenses, including compensation and related expense, legal, professional and other outside services, occupancy expense, interest expense, and information technology expense. Additionally, with the termination of the Interim Management Agreement and our entering into employments contracts with Craig Noell, Kenneth Grossman, Kyle Ross, and Thomas Donatelli, the nature of our expenses will change and our compensation expense is expected to increase. Although we have significantly reduced our expenses, our inability to further reduce our operating and non-interest expenses may have an adverse affect our financial condition and results of operations.

Signature’s success will depend on its ability to attract and retain qualified personnel in a competitive environment. Signature expects it will experience competition in attracting and retaining qualified personnel, particularly investment professionals, and Signature may be unable to maintain or grow its business if it cannot attract and retain such personnel. The Company’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with whom we compete for experienced personnel have greater resources than us.

The competitive environment for qualified personnel may require the Company to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of the overall compensation packages, altering the structure of compensation packages through the use of additional forms of compensation, or other steps. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

The risk presented below relates to risks related to our transactions, including companies we may provide capital to, and should be read in conjunction with the risk factors and information disclosed in “Risks Related to Our Transactions” in the Annual Report.

Providing capital to middle market companies involves a high degree of risk. Companies operating in the middle market, which we generally describe as those with revenues between $25 million and $500 million, generally have (i) less access to capital to fund their business, (ii) high dependence on the management talents and efforts of a small group of persons, (iii) narrower product lines, smaller market shares, and/or larger customer relationships, and (iv) less publicly available information about their business, operations and financial condition compared to larger companies. These companies would also generally be considered to have ratings that are below investment grade. We are dependent on the ability of our management team and professional staff to obtain adequate information to evaluate the potential returns from providing capital to these companies and to manage our assets accordingly in light of such risks. If they are unable to uncover all material information about these middle market companies that we may transact with, they may not make a fully informed decision, and we may lose all or part of the capital we provide, or be subject to the impact of operating losses associated with such businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a)(3) and (b) Exhibits.

Exhibit	Description
No.

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

SIGNATURE GROUP HOLDINGS, INC.

Dated: September 29, 2011	By: /s/ Craig Noell
Craig Noell
President and Chief Executive Officer

Dated: September 29, 2011	By: /s/ Kyle Ross
Kyle Ross
Executive Vice President
Interim Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)