Form 10-Q
period 2011-06-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2011-12-12
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of November 30, 2011 was 117,431,856 shares.

SIGNATURE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2011

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 (the “Form 10-Q”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Fremont emerged from bankruptcy on June 11, 2010 and our new management team and Board of Directors immediately set upon a corporate initiative to return the Company to compliance with its Exchange Act reporting obligations.  With a focus on preparing the Prior Delinquent Filings, the Company was not able to timely file with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as its Quarterly Reports for the quarterly periods ended June 30, 2010; September 30, 2010; March 31, 2011; June 30, 2011; and September 30, 2011.

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

On September 29, 2011, Signature filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, which had not been previously filed.

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$61,856	$70,424
Investment securities, available for sale	2,269	2,184
Loans receivable, net	6,150	1,967
Trade and other receivables, net	472	198
Inventories	1,433	-
Income taxes receivable	836	797
Premises, held for sale	2,371	-
Intangible assets, net	1,121	-
Other assets	732	2,713
Assets of discontinued operations	47,328	57,261
TOTAL ASSETS	$124,568	$135,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Lines of credit	$335	$-
Accrued expenses and other liabilities	2,865	2,033
Notes payable	39,000	39,000
Common stock warrant liability	5,027	5,700
Liabilities of discontinued operations	13,716	15,090
TOTAL LIABILITIES	60,943	61,823

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 190,000,000 shares authorized; 112,639,905 and 112,104,768 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,121	1,118
Additional paid-in capital	444,315	444,103
Accumulated deficit	(381,909)	(371,541)
Accumulated other comprehensive income	59	41
Total shareholders' equity - Signature Group Holdings, Inc.	63,586	73,721
Noncontrolling interest	39	-
TOTAL SHAREHOLDERS' EQUITY	63,625	73,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$124,568	$135,544

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Net sales	$295	$-	$840	$-
Interest	273	80	429	175
Total revenues	568	80	1,269	175

Expenses:
Cost of goods sold	247	-	521	-
Selling, general and administrative	2,022	1,131	2,628	2,324
Interest	905	1,131	1,794	2,297
Amortization of intangibles	78	-	104	-
Compensation	764	414	1,043	925
Professional fees	1,460	532	2,536	544
Total expenses	5,476	3,208	8,626	6,090

Other income (expense):
Change in fair value of common stock warrant liability	(128)	179	673	179
Gain on acquisition	-	-	281	-
Other income	-	-	-	86
Total other income (expense)	(128)	179	954	265

Loss from continuing operations before reorganization items, net and income taxes	(5,036)	(2,949)	(6,403)	(5,650)
Reorganization items, net	826	7,130	1,325	10,050
Loss from continuing operations before income taxes	(5,862)	(10,079)	(7,728)	(15,700)

Income tax benefit	(14)	-	(112)	-
Loss from continuing operations	(5,848)	(10,079)	(7,616)	(15,700)
Loss from discontinued operations, net of income taxes	(408)	(1,542)	(2,813)	(6,277)
Net loss	(6,256)	(11,621)	(10,429)	(21,977)

Loss attributable to noncontrolling interest	(101)	-	(61)	-
Net loss attributable to Signature Group Holdings, Inc.	$(6,155)	$(11,621)	$(10,368)	$(21,977)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.05)	$(0.12)	$(0.07)	$(0.19)
Loss from discontinued operations, net of income taxes	-	(0.02)	(0.02)	(0.08)
Net loss attributable to Signature Group Holdings, Inc.	$(0.05)	$(0.14)	$(0.09)	$(0.27)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2010	-	$-	112,104,768	$1,118	$444,103	$(371,541)	$41	$-	$73,721
Net loss attributable to Signature Group Holdings, Inc.	-	-	-	-	-	(10,368)	-	-	(10,368)
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	100	100
Loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(61)	(61)
Proceeds from common stock warrants	-	-	-	-	60	-	-	-	60
Issuance of restricted stock, net of forfeitures	-	-	535,137	-	-	-	-	-	-
Restricted stock vested	-	-	-	3	(3)	-	-	-	-
Amortization of restricted stock	-	-	-	-	155	-	-	-	155
Change in accumulated other comprehensive income	-	-	-	-	-	-	18	-	18
Balance, June 30, 2011	-	$-	112,639,905	$1,121	$444,315	$(381,909)	$59	$39	$63,625

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(10,429)	$(21,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	2,813	6,277
Depreciation and amortization	160	66
Change in fair value of common stock warrant liability	(673)	(179)
Provision for loan losses	-	38
Gain on extinguishment of debt - TOPrS	-	(3,530)
Senior debt claims paid	-	(183,267)
Amortization of restricted stock	155	-
TOPrS claims paid	-	(45,000)
Gain on acquisition	(281)	-
Interest accretion	(117)	-
Changes in assets and liabilities:
Trade and other receivables	298	-
Inventories	(206)	-
Income taxes receivable	(39)	529
Other assets	(492)	62
Accrued expenses and other liabilities	742	5,128
Net cash used in operating activities of discontinued operations	(2,128)	(80,975)
Net cash used in operating activities	(10,197)	(322,828)

Cash flows from investing activities:
Acquisition of business	(1,000)	-
Purchases of loans receivable	(4,250)	-
Advances on loans receivable	(10,009)	-
Principal collected on loans receivable	10,193	76
Purchases of property and equipment	(5)	-
Net cash provided by investing activities of discontinued operations	7,423	5,571
Net cash provided by investing activities	2,352	5,647

Cash flows from financing activities:
Repayments on lines of credit, net of advances	(1,234)	-
Proceeds from common stock warrants	60	-
Issuance of shares and warrants	-	10,060
Net cash (used in) provided by financing activities	(1,174)	10,060

Decrease in cash and cash equivalents	(9,019)	(307,121)
Cash and cash equivalents, beginning of period	70,992	356,223
Cash and cash equivalents, end of period	$61,973	$49,102

Cash and cash equivalents, end of period - continuing operations	$61,856	$48,610
Cash and cash equivalents, end of period - discontinued operations	117	492
Cash and cash equivalents, end of period	$61,973	$49,102
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56	$18
Cash paid for interest	1,794	23,081
Notes payable issued as partial settlement of TOPrS	-	39,000
Common stock issued as partial settlement of TOPrS	-	16,800
Transfers of loans held for sale to real estate owned	229	7,711
Transfer of other assets to premises, held for sale	2,348	-

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net loss attributable to Signature Group Holdings, Inc.	$(6,155)	$(11,621)	$(10,368)	$(21,977)
Other comprehensive income (loss):
Net change in unrealized (losses) gains during period:
Investment securities, available for sale	(1)	-	18	-
Other comprehensive (loss) income	(1)	-	18	-
Total comprehensive loss	$(6,156)	$(11,621)	$(10,350)	$(21,977)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”), formerly known as Fremont General Corporation (“Fremont”), is a diversified business and financial services enterprise that intends to generate strong, risk-adjusted return on equity while protecting shareholder capital.  Signature presently operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions, through its subsidiaries, Signature Credit Partners, Inc. and Cosmed, Inc. (“Cosmed”).  Additionally, Signature maintains and is managing certain assets and liabilities related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  The Legacy Assets are being managed to maximize cash recoveries and value for Signature’s shareholders and are expected to be redeployed into its long term business strategy over time.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Signature and its wholly-owned and majority-owned subsidiaries have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the SEC. Operating results for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011, particularly related to acquisition activity during the period and as noted in Note 15 – Subsequent Events. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”).

All significant inter-company balances and transactions have been eliminated in consolidation.

Certain previously reported amounts as of December 31, 2010 and for the periods ended June 30, 2010 have been reclassified to conform to the current presentation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of investment securities, available for sale, loans held for sale, commercial real estate investments, real estate owned, common stock warrant liability; the allowance for loan losses on loans receivable; litigation and repurchase reserves; impairment of long-lived assets; valuation allowance on deferred tax assets and fair values used in the allocation of purchase price in business combinations.

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes to these accounting policies, except as described below.

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

Loans Receivable, Net
Loans receivable, net, consists of commercial real estate loans, commercial lines of credit and purchased credit-impaired commercial term loans.  Loans receivable, net are reported at the principal amount outstanding, net of any deferred fees and costs, if any, discounts or premiums and the allowance for loan losses.  The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by the Company. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans receivable based on the Company’s evaluation of the portfolio. Future additions or reductions may be necessary based on changes in the amounts and timing of expected future cash flows due to changes in collateral values supporting loans receivable, general economic conditions and the financial condition of individual borrowers.  Loans receivable, net, including purchased credit-impaired loans, are classified as held for investment based on the Company’s intent and ability to hold such loans for the foreseeable future.

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

During the first quarter of 2011, the Company placed its former executive and administrative offices located in Anaheim Hills, California for sale.  At the time the property was placed for sale, it was reclassified as premises held for sale in the consolidated balance sheets.  No impairment was recognized at the time of transfer as the carrying value of the associated building and land was less than the net realizable value.

Recent Accounting Standards
In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 (“ASU 2010-29”) Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of ASU 2010-29 on January 1, 2011 did not have any impact on the Company’s consolidated financial statements as it only affected disclosures.

In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides creditors with additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. Additionally, ASU 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of ASU 2011-02 to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a significant impact on its consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposit accounts in financial institutions and money market funds.  As of June 30, 2011 and December 31, 2010, $2.9 million of cash and cash equivalents were restricted, including $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $2.0 million related to amounts on deposit pending a decision on a legal case currently on appeal.  No other cash and cash equivalents were restricted as of June 30, 2011 and December 31, 2010.  Included in cash and cash equivalents as of June 30, 2011 and December 31, 2010 was $2.1 million, representing borrower remittances, held in a trust account maintained by the Company’s loan servicer.

NOTE 4 — BUSINESS COMBINATIONS

On February 18, 2011, Cosmed, a newly-formed subsidiary of Signature, acquired certain assets and assumed certain of the liabilities of Costru Company, LLC (“Costru”) for consideration totaling $2.7 million.  Cosmed, which does business under the trade name CosmedicineTM, manufactures a line of skin care products for women, which is available in retail stores across the country.  Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% held by the former owners of Costru.

Under purchase accounting, the total purchase price was allocated to Costru’s assets, identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The estimated fair value of the noncontrolling interest was determined using a market value approach considering the fair values of the assets acquired and liabilities assumed, adjusted to account for the lack of control.

During the first quarter of 2011, the Company recorded acquisition-related costs of approximately $72 thousand, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the six months ended June 30, 2011.

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

The Company recorded a gain on acquisition of $0.3 million during the first quarter of 2011, based on the difference between the fair value of assets acquired and liabilities assumed and the total purchase consideration.  The gain recognized at the time of the acquisition resulted from depressed market conditions within the consumer products industry and Signature’s ability to negotiate a purchase price below the estimated fair value of the net assets acquired.

In addition to the initial cash consideration, the Company is obligated to make an additional earn-out payment of up to $5.0 million, subject to a revenue target of $60.0 million in annualized revenues being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for at least $60.0 million during a specified time period, not to exceed 39 months from the acquisition date. At the acquisition date, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earn-out period.

The following table presents the estimated fair value of identifiable intangible assets and related estimated useful lives:

	Estimated	Useful Life
(Dollars in thousands)	Fair Value	(Years)
Identifiable intangible assets:
Product formulas	$800	10.0
Trademarks	190	10.0
Customer lists	125	3.0
Domain names	100	3.0
Non-compete agreements	10	10.0
Identifiable intangible assets	$1,225

Total amortization of intangible assets was $78 thousand and zero for the three months ended June 30, 2011 and 2010, respectively.  Total amortization of intangible assets was $0.1 million and zero for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, aggregate future amortization of identifiable intangible assets is estimated to be:

(Dollars in thousands)
2011	$155
2012	193
2013	164
2014	109
2015	101
Thereafter	399
Total	$1,121

The operating results of Cosmed are included in the Company’s consolidated financial statements since the acquisition date.  For the period from the acquisition date through June 30, 2011, Cosmed’s total revenues and net loss were $0.8 million and $0.5 million, respectively.

The following unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2011 and 2010, give effect to this business combination as though the transaction occurred on January 1, 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues:
As reported	$568	$80	$1,269	$175
Pro forma	568	1,236	1,817	1,673
Net loss attributable to Signature Group Holdings, Inc.:
As reported	$(6,155)	$(11,621)	$(10,368)	$(21,977)
Pro forma	(6,125)	(11,559)	(10,229)	(22,285)

NOTE 5 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Corporate bonds	$1,965	$1,880
Estate bonds	304	304
Investment securities, available for sale	$2,269	$2,184

Corporate bonds include one security with a principal balance of $2.0 million, an interest rate of 10% per annum, that matures in March 2012.

Estate bonds include $3.3 million of matured bonds of an institution seized by the FDIC.  Holders of the estate bonds, which include both senior and subordinate debentures, are currently engaged in litigation over the distribution of the remaining funds of the estate.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Amortized cost	$2,210	$2,143
Gross unrealized holding gains	59	41
Estimated fair value	$2,269	$2,184

NOTE 6 — LOANS RECEIVABLE, NET

Loans receivable, net consisted of the following as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate loans:
Unpaid principal balance	$1,965	$2,015
Allowance for loan losses	(48)	(48)
Total commercial real estate loans, net	1,917	1,967

Commercial loans:
Revolving lines of credit	3,366	-
Purchased credit-impaired term loan	867	-
Total commercial loans	4,233	-
Loans receivable, net	$6,150	$1,967

On February 22, 2011, Signature Credit Partners, Inc., a wholly-owned subsidiary of Signature, purchased $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  At the time of acquisition, the estimated fair value of the performing revolving line of credit and credit-impaired term loan totaled $3.2 million and $1.1 million, respectively.  It is the Company’s intent to restructure the loan relationship.

The following table presents a summary of credit-impaired commercial term loans purchased during the six months ended June 30, 2011:

(Dollars in thousands)
Contractually required payments receivable	$5,449
Less: Non-accretable difference	(1,355)
Cash flows expected to be collected	4,094
Less: accretable yield	(2,994)
Fair value of loans acquired	$1,100

The following table shows activity for the accretable yield on purchased credit-impaired commercial term loans for the three and six months ended June 30, 2011:

(Dollars in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Accretable yield, beginning of period	$2,958	$-
Purchases of credit-impaired loans	-	2,994
Accretion	(81)	(117)
Reclassifications (1)	329	329
Accretable yield, end of period	$3,206	$3,206

(1)	During the three months ended June 30, 2011, $0.3 million was reclassified to accretable yield from non-accretable difference based on changes in estimated future cash flows.

NOTE 7 — DEBT

The following table presents the Company’s debt as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Lines of credit	$335	$-

Notes payable	$39,000	$39,000

Lines of credit
In February 2011, Cosmed entered into a $3.0 million line of credit with a third-party lender to fund its operations.  The line of credit is secured by all of Cosmed’s assets.  Advances are based on a percentage of eligible trade receivables and inventory.  The line of credit is due on demand and bears interest at the Prime rate plus 2.25% with a floor rate of 6.00% per annum.  Interest is due monthly in arrears on the first day of the month.  At June 30, 2011, $0.3 million was outstanding on the line of credit. Under the terms of the line of credit, Cosmed is required to maintain certain financial covenants.  At June 30, 2011, Cosmed was not in compliance with certain financial covenants and further advances on the line of credit are not available.  Subsequent to June 30, 2011, Signature is providing financing to Cosmed for working capital purposes.

Total interest expense on lines of credit was $28 thousand and zero for the three months ended June 30, 2011 and 2010, respectively.  Total interest expense on lines of credit was $39 thousand and zero for the six months ended June 30, 2011 and 2010, respectively.

Notes payable
In June and July 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”) bankruptcy claims, the former holders of the TOPrS received $45 million in cash, subject to charging liens of the indenture trustee, 21 million shares of Signature’s common stock, and were issued an aggregate of $39 million in notes payable, due December 2016 (“Notes Payable”) and bearing interest at a rate of 9.0% per annum. The Notes Payable were issued on July 16, 2010.

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

Interest expense on Notes Payable was $0.9 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively. Interest expense on Notes Payable was $1.8 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740 – Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax basis of assets and liabilities.

As of December 31, 2010, the Company had estimated federal and California state net operating loss (“NOL”) carryforwards of approximately $889.1 million and $1.0 billion, respectively, which expire at various dates between 2016 and 2030.  The Company’s federal NOLs have a 20-year life and begin to expire in 2027.   The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016.  The Company maintained a full valuation allowance against its deferred tax assets at June 30, 2011 and December 31, 2010, as it believed, at such time, it was more likely than not that the deferred tax assets would not be realized.

Income tax benefit, within continuing operations was $14 thousand and zero for the three months ended June 30, 2011 and 2010, respectively.  Income tax benefit, within continuing operations was $0.1 million and zero for the six months ended June 30, 2011 and 2010, respectively.  The income tax benefit is attributable to deferred tax liabilities recognized in connection with the acquisition of assets and assumption of certain liabilities of Costru, which resulted in a decrease in the Company’s valuation allowance on deferred tax assets.

Income tax benefit, within discontinued operations, was $0.2 million and zero for the three months ended June 30, 2011 and 2010, respectively.  Income tax expense, within discontinued operations, was $0.4 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.  Income tax expense during the six months ended June 30, 2011 is attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income, primarily in California. Based on California’s temporary suspension of the use of net operating loss carryforwards, the current taxable income results in a current period obligation.  Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income.

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

The fair value of nonvested shares is determined based on the closing trade price of the Company’s shares on the grant date.  For the three months ended June 30, 2011 and 2010, compensation expense for restricted stock awards was $0.1 million and zero, respectively.  For the six months ended June 30, 2011 and 2010, compensation expense for restricted stock awards was $0.2 million and zero, respectively.  At June 30, 2011 and December 31, 2010, unrecognized compensation expense for restricted stock awards was $0.2 million and zero, respectively.

On April 21, 2011, each of three newly appointed independent members of the Board of Directors was issued 75,640 restricted shares of common stock. These restricted shares vest on December 31, 2011, subject to immediate vesting in the event of a change in control. On the grant date, the total number of restricted shares of common stock issued was 226,920, with an aggregate fair value of $0.2 million. Unvested restricted shares issued to former Board members who resigned during 2011 have been forfeited.

The following table presents the changes in nonvested shares during the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares, December 31, 2010	316,267	$0.83
Granted	946,093	0.72
Vested	(316,267)	(0.83)
Forfeited	(410,956)	(0.73)
Nonvested shares, June 30, 2011	535,137	$0.71

NOTE 10 — LOSS PER SHARE

Loss per share has been computed based on the weighted-average number of shares outstanding. The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Loss from continuing operations	$(5,848)	$(10,079)	$(7,616)	$(15,700)
Loss attributable to noncontrolling interest	(101)	-	(61)	-
Loss from continuing operations attributable to Signature Group Holdings, Inc.	(5,747)	(10,079)	(7,555)	(15,700)
Loss from discontinued operations, net of income taxes	(408)	(1,542)	(2,813)	(6,277)
Net loss attributable to Signature Group Holdings, Inc.	$(6,155)	$(11,621)	$(10,368)	$(21,977)

Weighted-average basic and diluted shares outstanding	112,104,768	85,651,138	112,104,768	81,990,158

Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.12)	$(0.07)	$(0.19)
Discontinued operations	-	(0.02)	(0.02)	(0.08)
Basic and diluted net loss per share	$(0.05)	$(0.14)	$(0.09)	$(0.27)

For the three months ended June 30, 2011 and 2010, 140,867 and zero shares, respectively, were excluded from the computation of diluted loss per share as their impact would have been antidilutive. For the six months ended June 30, 2011 and 2010, 617,621 and zero shares, respectively, were excluded from the computation of diluted loss per share as their impact would have been antidilutive.

NOTE 11 — FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC 820 – Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2011:
Assets:
Investment securities, available for sale	$1,965	$304	$-	$2,269

Liabilities:
Common stock warrant liability	$-	$-	$5,027	$5,027

As of December 31, 2010:
Assets:
Investment securities, available for sale	$1,880	$304	$-	$2,184

Liabilities:
Common stock warrant liability	$-	$-	$5,700	$5,700

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three months ended June 30, 2011:
Common stock warrant liability	$4,899	$128	$-	$-	$-	$-	$5,027

Three months ended June 30, 2010:
Common stock warrant liability	$-	$(179)	$-	$-	$5,105	$-	$4,926

Six months ended June 30, 2011:
Common stock warrant liability	$5,700	$(673)	$-	$-	$-	$-	$5,027

Six months ended June 30, 2010:
Common stock warrant liability	$-	$(179)	$-	$-	$5,105	$-	$4,926

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

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2011:
Assets:
Real estate owned, net (1)	$-	$-	$1,614	$1,614
Loans held for sale, net	-	-	37,750	37,750
Commercial real estate investments	-	-	707	707
Total	$-	$-	$40,071	$40,071

As of December 31, 2010:
Assets:
Real estate owned, net (1)	$-	$-	$2,571	$2,571
Loans held for sale, net	-	-	38,938	38,938
Total	$-	$-	$41,509	$41,509

(1)	Amounts represent the Company’s real estate owned (“REO”) that resulted in gains (losses) recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities measured using estimated fair values on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Real estate owned, net	$(26)	$(826)	$(275)	$(841)
Loans held for sale, net	82	1,734	645	4,228
Commercial real estate investments	(445)	-	(445)	-
Discontinued lease liability	-	(17)	-	(32)
Total	$(389)	$891	$(75)	$3,355

FASB ASC Topic 825 – Financial Instruments requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$61,856	$61,856	$70,424	$70,424
Investment securities, available for sale	2,269	2,269	2,184	2,184
Loans receivable, net	6,150	6,150	1,967	1,967
Discontinued Operations:
Cash and cash equivalents	117	117	568	568
FHLB stock	2,051	2,051	2,051	2,051
Loans held for sale, net	37,750	37,750	38,938	38,938
Commercial real estate investments	1,176	1,176	5,484	5,484
Note receivable	1,750	1,750	1,639	1,639

LIABILITIES
Continuing Operations:
Lines of credit	$335	$335	$-	$-
Notes payable	39,000	35,100	39,000	35,685
Common stock warrant liability	5,027	5,027	5,700	5,700

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at June 30, 2011 and December 31, 2010:

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

Loans receivable, net
Loans receivable, net, consists of commercial real estate loans, commercial lines of credit and purchased credit-impaired commercial term loans.  The fair value of commercial real estate loans and commercial lines of credit considers estimated credit losses and variable interest rates, which approximate market interest rates.  The fair value of purchased credit-impaired commercial term loans is based on a discounted cash flow analysis utilizing assumptions, including interest rates that approximate market rates and the amount and timing of expected cash flows and other recoveries.

FHLB stock
Federal Home Loan Bank (“FHLB”) stock is recorded at cost. Fremont’s former primary operating subsidiary, Fremont Investment & Loan ("FIL"), was previously a member of the FHLB of San Francisco. Ownership of these securities is restricted to member banks and purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

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

Note receivable
The note receivable is a short-term note received in connection with the sale of commercial real estate investments.  The fair value of the note receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty.

Lines of credit
Lines of credit are short-term in nature and carrying value is considered to approximate fair value.

Notes payable
The fair value of notes payable is based on quoted market prices.

Common stock warrant liability
The fair value of the common stock warrant liability is based on a lattice option pricing model that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.

NOTE 12 — OPERATIONS BY REPORTABLE SEGMENT

The Company has three primary operating segments, which include Special Situation Lending, Strategic Acquisitions and Discontinued Operations.  Results of operations and other financial measures that are not included in the Company’s three primary operating segments are included in Corporate and Other.  The following tables present the operating results and other key financial measures for the Company’s operating segments as of and for the periods indicated.

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2011:
Revenues	$239	$295	$66	$(32)	$568	$1,615	$2,183
Expenses	-	1,182	4,326	(32)	5,476	2,182	7,658
Other income (expense)	-	-	(128)	-	(128)	-	(128)
Earnings (loss) before reorganization items, net and income taxes	239	(887)	(4,388)	-	(5,036)	(567)	(5,603)
Reorganization items, net	-	-	826	-	826	-	826
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	239	(887)	(5,214)	-	(5,862)	(567)	(6,429)
Income tax expense (benefit)	4	100	(114)	(4)	(14)	(159)	(173)
Net earnings (loss)	235	(987)	(5,100)	4	(5,848)	(408)	(6,256)
Loss attributable to noncontrolling interest	-	(101)	-	-	(101)	-	(101)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$235	$(886)	$(5,100)	$4	$(5,747)	$(408)	$(6,155)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2010:
Revenues	$30	$-	$50	$-	$80	$2,260	$2,340
Expenses	-	-	3,208	-	3,208	3,686	6,894
Other income (expense)	-	-	179	-	179	-	179
Earnings (loss) before reorganization items, net and income taxes	30	-	(2,979)	-	(2,949)	(1,426)	(4,375)
Reorganization items, net	-	-	7,130	-	7,130	116	7,246
Earnings (loss) before income taxes	30	-	(10,109)	-	(10,079)	(1,542)	(11,621)
Income tax expense	-	-	-	-	-	-	-
Net earnings (loss)	$30	$-	$(10,109)	$-	$(10,079)	$(1,542)	$(11,621)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2011:
Revenues	$405	$840	$69	$(45)	$1,269	$3,184	$4,453
Expenses	-	1,606	7,065	(45)	8,626	5,570	14,196
Other income (expense)	-	281	673	-	954	-	954
Earnings (loss) before reorganization items, net and income taxes	405	(485)	(6,323)	-	(6,403)	(2,386)	(8,789)
Reorganization items, net	-	-	1,325	-	1,325	-	1,325
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	405	(485)	(7,648)	-	(7,728)	(2,386)	(10,114)
Income tax expense (benefit)	6	-	(112)	(6)	(112)	427	315
Net earnings (loss)	399	(485)	(7,536)	6	(7,616)	(2,813)	(10,429)
Loss attributable to noncontrolling interest	-	(61)	-	-	(61)	-	(61)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$399	$(424)	$(7,536)	$6	$(7,555)	$(2,813)	$(10,368)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2010:
Revenues	$62	$-	$113	$-	$175	$5,744	$5,919
Expenses	38	-	6,052	-	6,090	11,477	17,567
Other income (expense)	-	-	265	-	265	-	265
Earnings (loss) before reorganization items, net and income taxes	24	-	(5,674)	-	(5,650)	(5,733)	(11,383)
Reorganization items, net	-	-	10,050	-	10,050	394	10,444
Earnings (loss) before income taxes	24	-	(15,724)	-	(15,700)	(6,127)	(21,827)
Income tax expense	-	-	-	-	-	150	150
Net earning (loss)	$24	$-	$(15,724)	$-	$(15,700)	$(6,277)	$(21,977)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
At June 30, 2011	$8,682	$2,839	$67,103	$(1,384)	$77,240	$47,328	$124,568
At December 31, 2010	4,218	-	74,065	-	78,283	57,261	135,544
Segment liabilities:
At June 30, 2011	$6	$2,225	$46,380	$(1,384)	$47,227	$13,716	$60,943
At December 31, 2010	-	-	46,733	-	46,733	15,090	61,823

NOTE 13 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents	$117	$568
FHLB stock	2,051	2,051
Loans held for sale, net	37,750	38,938
Commercial real estate investments	1,176	5,484
Note receivable	1,750	1,639
Real estate owned, net	3,740	7,003
Property and equipment, net	-	778
Other assets	744	800
Total assets of discontinued operations	$47,328	$57,261

Repurchase reserve	$8,873	$8,873
Accrued expenses and other liabilities	4,843	6,217
Total liabilities of discontinued operations	$13,716	$15,090

Statements of Operations of Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues:
Interest	$1,166	$1,055	$2,283	$2,286
Gain on loans held for sale	82	2,238	654	4,463
Gain (loss) on real estate owned, net	80	(1,414)	(306)	(1,526)
Other, net	287	381	553	521
Total revenues	1,615	2,260	3,184	5,744

Expenses:
Compensation	254	1,409	956	3,122
Professional fees	1,501	(245)	3,063	2,489
Insurance	-	1,753	-	3,497
Litigation	-	250	-	1,282
Other	427	519	1,551	1,087
Total expenses	2,182	3,686	5,570	11,477

Loss from discontinued operations before reorganization items, net and income taxes	(567)	(1,426)	(2,386)	(5,733)
Reorganization items, net	-	116	-	394
Loss from discontinued operations before income taxes	(567)	(1,542)	(2,386)	(6,127)
Income tax (benefit) expense	(159)	-	427	150
Loss from discontinued operations	$(408)	$(1,542)	$(2,813)	$(6,277)

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

The following table details the residential real estate loans held for sale as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Unpaid principal balance	$103,177	$106,598
Net deferred direct origination costs	181	184
Loans held for sale before valuation allowance	103,358	106,782
Valuation allowance	(65,608)	(67,844)
Loans held for sale, net	$37,750	$38,938
Principal balance of loans held for sale on non-accrual status	$50,170	$56,589

At June 30, 2011 and December 31, 2010, non-accrual residential real estate loans as a percentage of unpaid principal balances were 49% and 53%, respectively. There were no loans greater than 90 days past due and accruing interest at June 30, 2011 and December 31, 2010.

A valuation allowance is maintained to adjust the loans to lower of cost or fair value. Provisions for the valuation allowance are charged against gain (loss) on loans held for sale in the statements of operations of discontinued operations.

Commercial real estate investments
Commercial real estate investments primarily consist of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act.

Loans included in commercial real estate investments are recorded at the lower of aggregate cost or fair value.  Investments in partnerships are recorded under the equity method and periodically assessed for impairment.  Commercial real estate investments consisted of the following as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Loans	$318	$1,018
Investments in partnerships	858	4,466
Total commercial real estate investments	$1,176	$5,484

During the three and six months ended June 30, 2011, Signature sold $3.2 million in commercial real estate investments, resulting in a gain of $0.7 million.  There were no sales of commercial real estate investments for the three and six months ended June 30, 2010.

Impairment of commercial real estate investments was $0.4 for the three and six months ended June 30, 2011.  There was no impairment of commercial real estate investments for the three and six months ended June 30, 2010.

Real estate owned, net
REO consists of residential property acquired through or in lieu of foreclosure on loans secured by residential real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Real estate owned	$4,369	$8,208
Valuation allowance	(629)	(1,205)
Real estate owned, net	$3,740	$7,003

Gain (loss) on real estate owned, net, including provisions for losses, gain or loss on dispositions and other expenses, were $0.1 million and ($1.4) million during the three months ended June 30, 2011 and 2010, respectively.

Loss on real estate owned, net, including provisions for losses, gain or loss on dispositions and other expenses, were $0.3 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively.

Repurchase reserve
In prior years, as residential loans held for sale were sold, Fremont made customary standard industry representations and warranties about the loans sold. The Company may have to repurchase certain loans due to material defects that occurred in the origination of the loans. At June 30, 2011, the Company’s repurchase reserve for estimated losses expected to be realized totaled $8.9 million.  In preparing its estimate for the repurchase reserve, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, previous settlements with investors and actual loss experience. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statements of operations of discontinued operations.

There were no settlements of outstanding repurchase claims during the three and six months ended June 30, 2011.  There were $28.3 million in settlements of outstanding repurchase claims during the three and six months ended June 30, 2010.

Income taxes
Income tax benefit was $0.2 million and zero for the three months ended June 30, 2011 and 2010, respectively.  Income tax expense was $0.4 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.  Refer to Note 8 – Income Taxes for additional information regarding income taxes.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

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

On July 29, 2011, the Company entered into a settlement agreement and general release with the Whitesell Plaintiffs pursuant to which the Company received executed dismissals, with prejudice, of all claims in the Whitesell Action and the Stinson Action and the withdrawal of each related claim filed by the Whitesell Plaintiffs in the Company’s bankruptcy proceeding. In exchange, the Company paid an aggregate settlement amount of $130,000 to the Whitesell Plaintiffs and the Whitesell Plaintiffs each irrevocably and unconditionally released the Company and its affiliates from all claims relating to the Whitesell Plaintiffs' working relationship with the Company or any of its predecessors in interest.

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

On June 10, 2011, Gwyneth Colburn filed a complaint in the California Superior Court, County of Los Angeles, against the Company, as the renamed Fremont, and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to the MCA. Ms. Colburn claims she is owed at least $3.15 million for severance, the value of 131,185 shares of restricted stock at the time of her termination and the value of 36 months of welfare benefits. On August 26, 2011, Ms. Colburn dismissed this complaint, without prejudice.

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

National Credit Union Administration v. RBS Securities, et al (NCUA I). On June 20, 2011, The National Credit Union Association (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (U.S. Central), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 residential mortgage-backed securities (“RMBS”) offerings purchased by U.S. Central.  NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings.  The Complaint names Fremont Mortgage Securities Corporation (“FMSC”), as a depositor of $50 million in two RMBS offerings in 2006.  FMSC intends to defend itself vigorously in this matter.

Faigin Matters.  On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) (formerly known as FIL) in the California Superior Court, County of Los Angeles. On February 3, 2009 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. The Company is appealing the judgment and has recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by the Company in the amount of approximately $2.0 million with the Court. On July 25, 2011, the Company filed its Opening Brief with the Court of Appeals. A hearing date has not yet been scheduled.

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

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008. On January 9, 2009, the plaintiffs filed a Second Amended Consolidated Class Action Securities Complaint (“SAC”). Fremont was not a named defendant in the SAC because of its Chapter 11 bankruptcy filing. The named defendants in the SAC were former directors and officers of Fremont: Louis J. Rampino, Wayne R. Bailey, Patrick E. Lamb, Kyle R. Walker, Ronald J. Nicolas, Jr. and James A. McIntyre. On November 29, 2009, the plaintiffs filed a Third Amended Consolidated Class Action Securities Complaint (“TAC”). Fremont’s potential exposure in this matter arises out of its indemnification agreements and obligations with these individual defendants. Fremont previously notified its insurance carriers and requested coverage under its directors and officers insurance policies, in which the primary insurance carrier has accepted coverage under a reservation of rights.  On March 29, 2010, the trial court entered an Order Granting Fremont’s Motion to Dismiss the TAC with prejudice (“Court Order”). Plaintiffs timely appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit.  On November 29, 2011, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice by the United States District Court for the Central District of California of the TAC.

National Credit Union Administration v. Goldman Sachs, et al. (NCUA II). On August 9, 2011, NCUA, acting as liquidator of U.S. Central, filed a lawsuit in the U.S. District Court in California for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 21 RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.2 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. These allegations against FMSC are identical to those in NCUA I. On November 23, 2011, the U.S. District Court in California entered an order extending the time for the defendants to respond to the complaint.  A hearing on the Company’s Motion to Dismiss is scheduled for March 15, 2012. FMSC intends to defend itself vigorously in this matter.

Kingstown/McIntyre Matters.
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

As a result of the formation of the Shareholder Group, the Board continues to evaluate whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in that certain Rights Agreement, dated as of October 23, 2007, as amended (the “Rights Agreement”), between the Company and Mellon Investor Services LLC (the “Rights Agent”)) and if such determination is made, whether a Distribution Date (as defined in the Rights Agreement) for the distribution of rights under and pursuant to the Rights Agreement will occur. The Company previously announced that the Board had extended the date by which such determinations needed to be made until December 2, 2011.  On November 28, 2011, the Board further extended the date to make such determinations to January 31, 2012.

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect, (ii) a declaration that the Plaintiffs are not an Acquiring Person, and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company’s bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court.  The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Company’s Chapter 11 Fourth Amended Plan of Reorganization (the “Plan”), which was confirmed by the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) by order dated June 9, 2010 (the “Confirmation Order”).

Because the Proceeding involves issues central to the Confirmation Order, the Company also separately filed a motion (the “Motion”) with the California Federal Bankruptcy Court on September 19, 2011 seeking an order confirming that the Rights Agreement was assumed under the Plan and granting related relief.

On September 26, 2011, the Company filed a motion to move for the transfer of venue of the Proceeding from the Nevada Federal Bankruptcy Court to the California Federal Bankruptcy Court (the “Transfer Motion”) since the California Federal Bankruptcy Court retained jurisdiction on matters relating to the Plan covered by the Confirmation Order. On November 9, 2011, the Nevada Federal Bankruptcy Court entered an order granting the Transfer Motion.

On November 29, 2011, the California Federal Bankruptcy Court ruled at a hearing on the Motion that the Rights Agreement was assumed under the Plan and remains in full force and effect following the Confirmation Order and the Company’s emergence from bankruptcy proceedings.

On December 7, 2011, Mr. McIntyre filed an amendment to his Schedule 13D to report the termination of his agreement with the Shareholder Group to (i) solicit proxies or written consents for the election of persons nominated by the Shareholder Group to the Board at the next annual meeting of shareholders and (ii) serve as a nominee on the Shareholder Group’s proposed slate of directors for election to the Board.  On the same day, the Plaintiffs filed a Notice of Dismissal with the California Federal Bankruptcy Court dismissing the Proceeding.

The Notice of Dismissal was a voluntary act on the part of the Plaintiffs and not the result of any settlement or agreement by the Company.  As a consequence, there can be no assurances that the Plaintiffs will not attempt to revive or renew these claims in the future.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. As of June 30, 2011, there remained one outstanding bankruptcy professional fee dispute from one firm which aggregated $1.2 million.  On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission. A ruling has not been made.  On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application.

Unpaid Claims. As of June 30, 2011, there remained $14.2 million in open claims filed with the Bankruptcy Court (the “Unpaid Claims”). Signature has subsequently resolved $3.8 million of Unpaid Claims through settlement with the Whitesell Plaintiffs leaving $10.4 million in remaining Unpaid Claims, comprised of $6.8 million in claims by former employees, $2.7 million in claims filed subsequent to the Effective Date and after the claims bar date, and $0.9 million in contract claims. The Company is actively seeking the voluntary withdrawal of, the settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Signature does not believe it has any liability associated with these remaining Unpaid Claims.

NOTE 15 — SUBSEQUENT EVENTS

Reporting Delinquency under the Notes Payable Indenture
On July 5, 2011 with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the simultaneous filings of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, Signature cured the reporting delinquency set forth in the Notes Payable Trustee's notice of default, dated May 17, 2011.  Signature received this notice of default from the Notes Payable Trustee for not satisfying a covenant to file with the Notes Payable Trustee its periodic reports required to be filed under the Exchange Act with the Commission.

Business Combination
On July 29, 2011, Signature acquired 100% of the common stock of North American Breaker Company, Inc. (“NABCO”). NABCO, headquartered in Burbank, California, is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory used in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable delivery nationwide in the repair and replacement niche.  The total consideration paid at the closing of the transaction was approximately $37.0 million, which included a cash payment of approximately $23.4 million, the issuance of $5.0 million in subordinated, unsecured promissory notes, the issuance of Signature common stock with a fair value of $1.8 million, the assumption of $3.1 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain earnings before interest, taxes, depreciation, and amortization milestones for the fiscal year ended December 31, 2012.  At the time of acquisition, the Company identified temporary differences related to the book basis and tax basis of the acquired identifiable assets and assumed liabilities and recorded a deferred tax liability of $3.3 million.  The recognition of this $3.3 million deferred tax liability may result in a reduction in the valuation allowance against the Company’s deferred tax assets.  In addition, the Company recorded acquisition related transaction costs of approximately $0.2 million. NABCO’s financial results will be consolidated into the Company’s financial statements and results of operation starting in the third quarter of 2011.

The following table presents the components of the purchase consideration and allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed:

(Dollars in thousands)
Cash consideration	$23,413
Signature Group Holdings, Inc. common stock	1,837
Promissory notes	5,000
Assumption of liabilities	3,149
Contingent consideration	3,478
Total purchase consideration	$36,877

Purchase price allocation:
Assets:
Cash	$165
Trade receivables	5,119
Inventories	6,800
Other assets	1,012
Intangible assets	8,150
Total assets	21,246

Liabilities:
Intangible liabilities	100
Deferred income tax liabilities	3,270
Total liabilities	3,370

Estimated fair value of net assets acquired	17,876
Goodwill	19,001
Total purchase consideration	$36,877

The following table presents the estimated fair value of identifiable intangible assets and liabilities and related estimated useful lives:

	Estimated	Useful Life
(Dollars in thousands)	Fair Value	(Years)
Identifiable intangible assets and liabilities:
Customer relationships	$7,300	7.5
Trade name	850	5.0
Lease intangibles	(100)	3.0
Total	$8,050

The following unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2011 and 2010, give effect to this business combination as though the transaction occurred on January 1, 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues:
As reported	$568	$80	$1,269	$175
Pro forma	8,582	6,593	16,111	11,962

Net loss attributable to Signature Group Holdings, Inc.:
As reported	$(6,155)	$(11,621)	$(10,368)	$(21,977)
Pro forma	(4,825)	(11,214)	(8,004)	(18,234)

Waiver of Warrant Anti-Dilution Protection Provision
The anti-dilution protection provisions of the common stock warrants (the "Warrants") provide that certain issuances of new shares of common stock during the term of the Warrants at prices below the current exercise price of the Warrants automatically reduce the exercise price to the lowest per share purchase price of any shares of common stock issued. As part of the consideration paid for the NABCO acquisition, the Company issued 3,012,048 shares of Signature common stock to the former owners of NABCO which triggered the anti-dilution protection provisions of the Warrants.  This resulted in a reduction in the Warrant exercise price from $0.69 to $0.66 per share.  However, approximately 79% of holders of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them.  As a result, the holders of 21% of the Warrants received the benefit of these anti-dilution protections upon the issuance of new shares of Signature common stock to the former owners of NABCO.

Termination of Interim Management Agreement and Entry into Employment Agreements
On July 28, 2011, the Company terminated the Interim Investment Management Agreement dated June 11, 2010 (the “Interim Management Agreement”), by and between the Company and Signature Capital Advisers, LLC (“SCA”), effective July 31, 2011 (the “Termination Date”). Pursuant to the terms of the Interim Management Agreement, the Board was permitted to terminate the agreement at any time, without the payment of any penalty, upon 60 days’ written notice to SCA (the “Advance Notice Requirement”). In connection with the termination of the Interim Management Agreement, SCA and the Company agreed that: (i) the Advance Notice Requirement shall be waived; (ii) the Company’s obligation to pay the management fee pursuant to the Interim Management Agreement terminated as of the Termination Date and that the management fee payable to SCA for services provided in July 2011 will exclude the monthly compensation payments for Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli (collectively, the “SCA Executives”), each of whom have entered into employment agreements with the Company; and (iii) the terms and conditions of the Interim Management Agreement shall be terminated and of no further force or effect as of the Termination Date, except for the limitation of liability and indemnification provision of the Interim Management Agreement, which shall remain in full force and effect.

Pursuant to the Interim Management Agreement, the Company contracted with SCA to provide general business management for its operations through December 31, 2010 with annual renewals if a revised management agreement had not yet been entered into between the parties. The Interim Management Agreement had been renewed by the Board through December 31, 2011. During the second quarter of 2011, the Board undertook an evaluation of its external management structure with SCA and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company terminated the Interim Management Agreement and adopted an internal management structure, which included the Company entering into employment agreements with the SCA Executives.  The terms of such employment agreements were based on analysis and recommendations from a nationally recognized executive compensation consulting firm.   In addition, all other SCA employees became employees of the Company as of August 1, 2011.

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

In connection with the share-based awards granted to the SCA Executives, the Board, on July 28, 2011, also approved an amendment to the Incentive Plan that increased the authorized aggregate number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan to 25,000,000 shares.

On October 27, 2011, the Board amended the Incentive Plan to remove the annual limitation on equity awards, which was formerly 250,000 shares per individual, per calendar year, to participants under the Incentive Plan.

Sale of Premises
On September 28, 2011, the Company sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million. The sale resulted in a gain of $1.4 million in the third quarter of 2011.

NABCO Financing
On September 30, 2011, NABCO completed a $16.0 million debt financing transaction (the “Financing”) with a third-party lender (the “Lender”). The Financing was completed pursuant to the terms of two business loan agreements, one of which provides for a term loan and the second of which provides for a revolving, asset-based loan (each a “Loan Agreement” and collectively, the “Loan Agreements”).  The Loan Agreements require NABCO to maintain compliance with certain financial covenants.  The Term Loan and the Revolving Loan are both secured by all of NABCO’s assets.  Signature is not a borrower, an obligor, nor a guarantor under the Loan Agreements.

Pursuant to the Loan Agreement, NABCO borrowed $8.0 million in term debt (the “Term Loan”), which matures on September 29, 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year 1, 15% of the original principal amount of the Term Loan in each of years 2 and 3, 20% of the original principal amount of the Term Loan in each of years 4 and 5, with a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million of an $8.0 million revolving loan (the “Revolving Loan”) which matures on September 29, 2014. Advances under the Revolving Loan are subject to a borrowing base.  The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum, which is equivalent to 5.00% on the funding date. The Revolving Loan has a variable interest rate based upon the Lender’s Base Rate, which is equivalent to 4.00% on the funding date.

Proceeds of the Financing were used to repay existing indebtedness of NABCO in the amount of $12.5 million, which was due to Signature, as well as provide for the ongoing needs of NABCO’s business, including the payment of approximately $0.1 million in fees and expenses associated with the Financing.

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

OVERVIEW

Signature is a diversified business and financial services enterprise that intends to generate strong, risk-adjusted return on equity while protecting shareholder capital.  We presently operate in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Additionally, we maintain and are managing certain legacy assets and liabilities related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds held by Fremont (“Legacy Assets”) and are reported as discontinued operations.

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

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which included the liquidation and sale of certain assets, and minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  The Company’s results of operations include reorganization items, which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings.  These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process offset by interest earned on cash accumulated while in bankruptcy.

Operating Segments.  The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s unaudited consolidated financial statements present the Company’s financial condition and results of operations by operating segment.  Our primary operating segments include Special Situation Lending and Strategic Acquisitions, which are part of continuing operations.  Our other operating segment is Discontinued Operations, which includes the Legacy Assets.

Special Situation Lending
In our Special Situation Lending business line, we focus on providing senior secured and junior secured debt financing to middle market companies in the form of newly originated commercial and industrial loans, leases, and real estate mortgages in healthy and distressed situations.  We also look to acquire similarly structured debt instruments as well as, on occasion, corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing.  Generally, debt obligations acquired will be made at a discount to par value, or unpaid principal balance.

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

Discontinued Operations
Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date.  The assets and liabilities primarily include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and liabilities associated with the former lending and retail banking businesses.  These assets and liabilities are being managed to maximize cash recoveries and value for our shareholders and are expected to be redeployed into our long term business strategy over time.  See Note 13 ― Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information about the Company’s Discontinued Operations.

Corporate and Other
Corporate and other costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities that are not allocated to operations and are excluded from segment results of operations. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments.

Material Weakness in Internal Control Over Financial Reporting.  As of June 30, 2011, the Company's internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2010 had not been remediated.  The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness.  Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company believes that the financial statements contained in this Form 10-Q and discussed in Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the periods presented, in all material respects.

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

As a result of implementing our business plan through the Special Situations Lending and Strategic Acquisitions business lines, the following changes were made to the Company’s critical accounting policies during the three and six months ended June 30, 2011 to address:

Business Combinations
Business combinations are accounted for using the acquisition method, whereby the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on acquisition.  Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase prices allocable to goodwill or gain on acquisition.  Acquisition costs are expensed as incurred.  The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

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

There were no other changes in the Company’s critical accounting policies from those disclosed in the Annual Report.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Three Months Ended June 30, 2011

The following is a summary of significant operating results for the three months ended June 30, 2011.

•	Net loss attributable to Signature Group Holdings, Inc. of $6.2 million for the three months ended June 30, 2011, as compared to $11.6 million for the comparable period in 2010.
―	Loss from continuing operations of $5.8 million for the three months ended June 30, 2011, as compared to $10.1 million for the comparable 2010 period.
―	Loss from discontinued operations, net of income taxes of $0.4 million for the three months ended June 30, 2011, as compared to $1.5 million for the comparable 2010 period.

•	Revenues of $0.6 million for the three months ended June 30, 2011, as compared to $80 thousand for the comparable 2010 period.

•	Expenses of $5.5 million for the three months ended June 30, 2011, as compared to $3.2 million for the comparable 2010 period.

•	Other income (expense) of ($0.1) million for the three months ended June 30, 2011, as compared to $0.2 million for the comparable 2010 period.

•	Reorganization items, net of $0.8 million for the three months ended June 30, 2011, as compared to $7.1 million for the comparable 2010 period.

Six Months Ended June 30, 2011

The following is a summary of significant operating results for the six months ended June 30, 2011.

•	Net loss attributable to Signature Group Holdings, Inc. of $10.4 million for the six months ended June 30, 2011, as compared to $22.0 million for the comparable period in 2010.
―	Loss from continuing operations of $7.6 million for the six months ended June 30, 2011, as compared to $15.7 million for the comparable 2010 period.
―	Loss from discontinued operations, net of income taxes of $2.8 million for the six months ended June 30, 2011, as compared to $6.3 million for the comparable 2010 period.

•	Revenues of $1.3 million for the six months ended June 30, 2011, as compared to $0.2 million for the comparable 2010 period.

•	Expenses of $8.6 million for the six months ended June 30, 2011, as compared to $6.1 million for the comparable 2010 period.

•	Other income (expense) of $1.0 million for the six months ended June 30, 2011, as compared to $0.3 million for the comparable 2010 period.

•	Reorganization items, net of $1.3 million for the six months ended June 30, 2011, as compared to $10.1 million for the comparable 2010 period.

RESULTS OF CONSOLIDATED OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$568	$80	$1,269	$175
Expenses	5,476	3,208	8,626	6,090
Other income (expense)	(128)	179	954	265
Loss from continuing operations before reorganization items, net and income taxes	(5,036)	(2,949)	(6,403)	(5,650)
Reorganization items, net	826	7,130	1,325	10,050
Loss from continuing operations before income taxes	(5,862)	(10,079)	(7,728)	(15,700)
Income taxes	(14)	-	(112)	-
Loss from continuing operations	(5,848)	(10,079)	(7,616)	(15,700)
Loss from discontinued operations, net of income taxes	(408)	(1,542)	(2,813)	(6,277)
Net loss	(6,256)	(11,621)	(10,429)	(21,977)
Loss attributable to noncontrolling interest	(101)	-	(61)	-
Net loss attributable to Signature Group Holdings, Inc.	$(6,155)	$(11,621)	$(10,368)	$(21,977)

Three months ended June 30, 2011 compared to three months ended June 30, 2010

General
Net loss attributable to Signature Group Holdings, Inc. decreased $5.5 million to $6.2 million for the three months ended June 30, 2011 as compared to $11.6 million for the three months ended June 30, 2010.  The decrease in net loss is primarily related to a $4.2 million decrease in loss from continuing operations to $5.8 million for the three months ended June 30, 2011, and a $1.1 million decrease in loss from discontinued operations, net of income taxes to $0.4 million for the three months ended June 30, 2011.

Loss from continuing operations
Loss from continuing operations decreased $4.2 million to $5.8 million for the three months ended June 30, 2011 as compared to $10.1 million for the three months ended June 30, 2010.  The decrease in loss is related to a $6.3 million decrease in reorganization items, net and a $0.5 million increase in revenues.  Partially offsetting the decrease in loss was a $2.3 million increase in expenses and a $0.3 million decrease in other income (expense).  See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $1.1 million to a loss of $0.4 million for the three months ended June 30, 2011 as compared to $1.5 million for the three months ended June 30, 2010.  The decrease is primarily related to a $1.5 million decrease in expenses and a $0.2 million increase in income tax benefit for the three months ended June 30, 2011.  Partially offsetting the decreased expenses and income tax benefit was a $0.6 million decrease in revenues for the three months ended June 30, 2011.  See “Review of Operating Segments Results of Operations - Discontinued Operations” below for additional detail.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

General
Net loss attributable to Signature Group Holdings, Inc. decreased $11.6 million to $10.4 million for the six months ended June 30, 2011 as compared to $22.0 million for the six months ended June 30, 2010.  The decrease in net loss is primarily related to a $8.1 million decrease in loss from continuing operations to $7.6 million for the six months ended June 30, 2011, and a $3.5 million decrease in loss from discontinued operations, net of income taxes to $2.8 million for the six months ended June 30, 2011.

Loss from continuing operations
Loss from continuing operations decreased $8.1 million to $7.6 million for the six months ended June 30, 2011 as compared to $15.7 million for the six months ended June 30, 2010.  The decrease in loss is related to an $8.7 million decrease in reorganization items, net, a $1.1 million increase in revenues and a $0.7 million increase in other income (expense).  Partially offsetting the decrease in loss was a $2.5 million increase in expenses.  See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $3.5 million to a loss of $2.8 million for the six months ended June 30, 2011 as compared to $6.3 million for the six months ended June 30, 2010.  The decrease is primarily related to a $5.9 million decrease in expenses and a $0.4 million decrease in reorganization items, net for the six months ended June 30, 2011.  Partially offsetting the decreased expenses and reorganization items, net was a $2.6 million decrease in revenues and a $0.3 million increase in income tax expense for the six months ended June 30, 2011.  See “Review of Operating Segments Results of Operations - Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$61,856	$70,424
Investment securities, available for sale	2,269	2,184
Loans receivable, net	6,150	1,967
Inventories	1,433	-
Premises, held for sale	2,371	-
Intangible assets, net	1,121	-
Other assets	2,040	3,708
Assets of discontinued operations	47,328	57,261
TOTAL ASSETS	$124,568	$135,544

Notes payable	$39,000	$39,000
Common stock warrant liability	5,027	5,700
Other liabilities	3,200	2,033
Liabilities of discontinued operations	13,716	15,090
TOTAL LIABILITIES	60,943	61,823
TOTAL SHAREHOLDERS' EQUITY	63,625	73,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$124,568	$135,544

June 30, 2011 compared to December 31, 2010

General
Total assets decreased by $11.0 million or 8.1% to $124.6 million at June 30, 2011 from $135.5 million at December 31, 2010, primarily as a result of an $8.6 million decrease in cash and cash equivalents and a $9.9 million decrease in assets of discontinued operations, partially offset by a $4.2 million increase in loans receivable, net, a $1.4 million increase in inventories, a $2.4 increase in premises, held for sale and a $1.1 million increase in intangible assets, net.  Total liabilities decreased by $0.9 million or 1.4% to $60.9 million at June 30, 2011 from $61.8 million at December 31, 2010, primarily as a result of a $1.4 million decrease in liabilities of discontinued operations and a $0.7 million decrease in common stock warrant liability, partially offset by a $1.2 million increase in other liabilities.

Total shareholders’ equity decreased to $63.6 million at June 30, 2011 from $73.7 million at December 31, 2010.    The decrease in shareholders’ equity is primarily related to the $10.4 million net loss for the six months ended June 30, 2011 which is discussed in more detail above under “Results of Consolidated Operations.”

Cash and cash equivalents
Cash and cash equivalents decreased $8.6 million to $61.9 million at June 30, 2011 from $70.4 million at December 31, 2010 primarily due to an increase in loans receivable, net related to a $4.3 million purchase of senior secured debt and $1.0 million in cash used in connection with the acquisition by Cosmed, Inc. (“Cosmed”), a newly-formed subsidiary of Signature, of certain assets and assumption of certain liabilities of Costru Company, LLC (“Costru”) for consideration totaling $2.7 million (the “Costru Acquisition”).  Subsequent to the Costru Acquisition, the Company funded an additional $1.0 million to Cosmed to repay some of the assumed liabilities.  Additionally, the decrease in cash and cash equivalents is due to the payment of expenses associated with the $10.4 million net loss for the six months ended June 30, 2011.  The decrease in cash and cash equivalents was partially offset by $3.9 million and $3.0 million in proceeds received from the sale of commercial real estate investments and real estate owned, net, respectively, within the assets of discontinued operations.

Loans receivable, net
Loans receivable, net increased $4.2 million to $6.2 million at June 30, 2011 from $2.0 million at December 31, 2010.  The increase was primarily due to the purchase of $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  It is the Company’s intent to restructure the loan relationship.

Inventories
Inventories increased $1.4 million to $1.4 million at June 30, 2011 from zero at December 31, 2010.  The increase was due to the Costru Acquisition during the first quarter of 2011.  The inventory consists of a line of skin care products for women, which is available in retail stores across the country.

Premises, held for sale
Premises, held for sale increased $2.4 million to $2.4 million at June 30, 2011 as compared to zero at December 31, 2010.  During the first quarter of 2011, the Company determined that its Anaheim Hills, California facility was no longer needed for operations and listed the building and related land for sale.  No impairment charges were recognized at the time of transfer of the building and land to premises, held for sale as the estimated market value less costs to sell was in excess of carrying value.  At December 31, 2010, the building and related land were included in other assets in the consolidated balance sheet.

Intangible assets, net
Intangible assets, net increased $1.1 million to $1.1 million at June 30, 2011 from zero at December 31, 2010.  The increase was due to the Costru Acquisition during the first quarter of 2011.  The total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.   The acquired identifiable intangible assets primarily include production formulas of $0.8 million, trademarks of $0.2 million, customer lists of $0.1 million and domain names of $0.1 million. The fair values of acquired identifiable intangible assets were estimated based on projected future cash flows, discounted using an estimated weighted average cost of capital. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represents the period over which the asset is expected to contribute directly or indirectly to future cash flows.  The production formula and trademarks will be amortized over their estimated useful lives of approximately ten years.  The customer lists and domain names will be amortized over their estimated useful lives of approximately three years.  Amortization of intangibles totaled $0.1 million for the three and six months ended June 30, 2011.

Common stock warrant liability
Common stock warrant liability decreased to $5.0 million at June 30, 2011 as compared to $5.7 million at December 31, 2010.  Pursuant to the Plan, for an aggregate cash purchase price of $0.3 million, Signature issued warrants to purchase an aggregate of 15 million shares of Signature common stock (“Warrants”).

The Warrants include a ratchet anti-dilution protection provision, which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents), other than common stock (or equivalents) issued under the Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”), of the Company are issued at a price per share less than the exercise price during the term of the Warrants.  The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period.  Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued the Warrants using a lattice option pricing model that utilizes various assumptions.  The $0.7 million change in fair value for the six months ended June 30, 2011 is included in other income (expense) in the consolidated statements of operations.  The change in fair value of the common stock warrant liability during the six months ended June 30, 2011, is attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants.  Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in the discount rate and a decrease in exercise price associated with the ratchet anti-dilution protection provision resulting from the issuance of restricted stock to directors during the second quarter at a price below the then current exercise price.

Other liabilities
Other liabilities increased to $3.2 million at June 30, 2011 as compared to $2.0 million at December 31, 2010.  The increase is attributable to Cosmed’s line of credit and accrued liabilities totaling $0.3 million and $0.5 million, respectively, and a $0.4 million increase in Signature’s accrued liabilities primarily related to costs associated with bankruptcy professional fee disputes.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $47.3 million at June 30, 2011 as compared to $57.3 million at December 31, 2010.  Liabilities of discontinued operations decreased to $13.7 million at June 30, 2011 as compared to $15.1 million at December 31, 2010.  See “Review of Operating Segments Financial Condition - Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following tables present revenues, expenses and net earnings (loss) and other key financial measures from our operating segments for the three months ended June 30, 2011 and 2010.  We have three primary operating segments, which include Special Situation Lending, Strategic Acquisitions and Discontinued Operations.  Results of operations and other financial measures that are not included in our three primary operating segments are included in Corporate and Other in the tables below.

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2011:
Net sales	$-	$295	$-	$-	$295	$-	$295
Interest	239	-	66	(32)	273	1,166	1,439
Gain on loans held for sale	-	-	-	-	-	82	82
Other, net	-	-	-	-	-	367	367
Total revenues	239	295	66	(32)	568	1,615	2,183

Cost of goods sold	-	247	-	-	247	-	247
Selling, general and administrative	-	582	1,440	-	2,022	427	2,449
Interest	-	60	877	(32)	905	-	905
Compensation	-	167	597	-	764	254	1,018
Professional fees	-	48	1,412	-	1,460	1,501	2,961
Amortization of intangible assets	-	78	-	-	78	-	78
Total expenses	-	1,182	4,326	(32)	5,476	2,182	7,658
Other income (expense)	-	-	(128)	-	(128)	-	(128)
Earnings (loss) before reorganization items, net and income taxes	239	(887)	(4,388)	-	(5,036)	(567)	(5,603)
Reorganization items, net	-	-	826	-	826	-	826
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	239	(887)	(5,214)	-	(5,862)	(567)	(6,429)
Income tax expense (benefit)	4	100	(114)	(4)	(14)	(159)	(173)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	235	(987)	(5,100)	4	(5,848)	(408)	(6,256)
Loss attributable to noncontrolling interest	-	(101)	-	-	(101)	-	(101)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$235	$(886)	$(5,100)	$4	$(5,747)	$(408)	$(6,155)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2010:
Interest	$30	$-	$50	$-	$80	$1,055	$1,135
Gain on loans held for sale	-	-	-	-	-	2,238	2,238
Other, net	-	-	-	-	-	(1,033)	(1,033)
Total revenues	30	-	50	-	80	2,260	2,340

Selling, general and administrative	-	-	1,131	-	1,131	2,522	3,653
Interest	-	-	1,131	-	1,131	-	1,131
Compensation	-	-	414	-	414	1,409	1,823
Professional fees	-	-	532	-	532	(245)	287
Total expenses	-	-	3,208	-	3,208	3,686	6,894

Other income (expense)	-	-	179	-	179	-	179
Earnings (loss) before reorganization items, net and income taxes	30	-	(2,979)	-	(2,949)	(1,426)	(4,375)
Reorganization items, net	-	-	7,130	-	7,130	116	7,246
Earnings (loss) before income taxes	30	-	(10,109)	-	(10,079)	(1,542)	(11,621)
Income tax expense	-	-	-	-	-	-	-
Net earnings (loss)	$30	$-	$(10,109)	$-	$(10,079)	$(1,542)	$(11,621)

Special Situation Lending

As of June 30, 2011, we had deployed capital in three transactions in our Special Situations Lending business line representing an aggregate initial funding of $6.5 million.  Of this amount, during the first quarter of 2011, we acquired, through our wholly-owned subsidiary, Signature Credit Partners, Inc., $8.4 million of senior secured debt due from a manufacturing company for $4.3 million.

Revenues related to the Special Situation Lending business line totaled $0.2 million for the three months ended June 30, 2011 as compared to $30 thousand for the three months ended June 30, 2010.  The increase in revenues primarily relates to interest income associated with the investments in corporate bonds and senior secured debt.

The activity in the Special Situations Lending business line has been funded with equity capital.

Strategic Acquisitions

On February 18, 2011, we completed our first transaction within our Strategic Acquisitions business line by acquiring, through our newly-formed subsidiary, Cosmed, certain assets and assuming certain liabilities of Costru for consideration totaling $2.7 million.  Cosmed, which does business under the trade name CosmedicineTM, is a high-margin, branded, consumer products company.  Cosmed manufactures a line of skin care products for women, which is available in retail stores across the country.  Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% held by the former owners of Costru.  The operating results of Cosmed are included in the consolidated financial statements since the acquisition date.  The Company incurred direct costs related to this acquisition aggregating approximately $72 thousand. These costs were recognized as selling, general and administrative expenses in the Company’s consolidated statement of operations during the first quarter of 2011.

Revenues in the Strategic Acquisitions business line totaled $0.3 million for the three months ended June 30, 2011 attributable to net sales from Cosmed.

Expenses in the Strategic Acquisitions business line totaled $1.2 million for the three months ended June 30, 2011.  The expenses are primarily attributable to $0.2 million in cost of goods sold, $0.6 million in selling, general and administrative expenses and $0.2 million in compensation expense.

Corporate and Other

Amounts included in “Corporate and Other” do not meet the definition of a segment and include interest income, corporate overhead costs, interest expense and other income (expense) which are not allocated to our operating segments.

Expenses
Total expenses increased $1.1 million to $4.3 million for the three months ended June 30, 2011 as compared to $3.2 million for the three months ended June 30, 2010.  The increase is primarily related to a $0.9 million increase in professional fees, $0.2 million increase in compensation and a $0.3 million increase in selling, general and administrative expenses.  Partially offsetting the increases was a $0.3 million decrease in interest expense.

Selling, general and administrative
Selling, general and administrative expenses increased $0.3 million to $1.4 million for the three months ended June 30, 2011 as compared to $1.1 million for the three months ended June 30, 2010.  The increase is primarily related to a $0.7 million increase in management fees, a $0.2 million increase in information technology expense and a $0.1 million increase in occupancy expense.  These increases were partially offset by a $0.7 million decrease in insurance expense.  The Company paid a management fee pursuant to the Interim Investment Management Agreement (“Interim Management Agreement”) entered into during June 2010 with Signature Capital Advisers, LLC (“SCA”).  For the three months ended June 30, 2011, Signature paid SCA $0.7 million as compensation for its services.  Signature paid SCA a pro-rated management fee of $65 thousand for the period from the date of the Interim Management Agreement, June 11, 2010, to June 30, 2010.  The increase in information technology expense is attributable to costs associated with the relocation of equipment and outsourcing information technology support during the second quarter of 2011.  Occupancy expense increased as a result of increased data and file storage charges related to the Company’s relocation from its former executive offices in Anaheim Hills, California during the three months ended June 30, 2011.  The decrease in insurance expense is primarily related to new director and officer liability policies associated with Signature, the reorganized company, subsequent to the Effective Date compared to Fremont operating as a debtor-in-possession.

Interest expense
Interest expense decreased $0.3 million to $0.9 million for the three months ended June 30, 2011 as compared to $1.1 million for the three months ended June 30, 2010.  The decrease in interest expense relates to the reduction in long term debt associated with the settlement with the holders of the Company’s previously outstanding $166.5 million in 7.875% Senior Notes due 2009 (“Senior Notes”) and $100.0 million in 9% Trust Originated Preferred Securities (“TOPrS”) on the Effective Date.  As part of the settlement, the Company issued $39.0 million in Notes Payable bearing 9.0% annual interest and due in 2016.  During the three months ended June 30, 2011, the Company incurred $0.9 million in interest expense on the Notes Payable.  During the three months ended June 30, 2010, the Company incurred $0.9 million in interest expense on the Senior Notes and $0.2 million in interest expense on the Notes Payable.  During the bankruptcy period, the Senior Notes contractual interest rate was reduced from 7.875% to the federal judgment rate of 2.51% from the Petition Date through the Effective Date and the TOPrS received no interest.

Professional fees
Professional fees increased $0.9 million to $1.4 million for the three months ended June 30, 2011 as compared to $0.5 million for the three months ended June 30, 2010.  The increase is primarily related to increased legal, consulting and transaction costs associated with the Company, including corporate legal matters, the preparation of the Company's delinquent Exchange Act filings and due diligence and other transaction costs related to its lending and acquisition activities.

Other income (expense)
Other income (expense) decreased to ($0.1) million for the three months ended June 30, 2011 as compared to $0.2 million for the three months ended June 30, 2010.  Other income (expense) is related to the change in fair value of common stock warrant liability.  The change in fair value of the common stock warrant liability during the three months ended June 30, 2011 was attributable to a decrease in the exercise price of the Warrants in accordance with the ratchet anti-dilution protection provision, which occurred as a result of the issuance of restricted stock to directors during the quarter at a price below the then current exercise price.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Reorganization items, net
Reorganization items, net represent expense or income items incurred or realized by the Company as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

Reorganization items, net decreased $6.3 million to $0.8 million for the three months ended June 30, 2011 as compared to $7.1 million for the three months ended June 30, 2010.  The decrease resulted from a reduction in professional and legal fees associated with the bankruptcy.  During the three months ended June 30, 2011, professional and legal fees were related to costs associated with bankruptcy professional fee disputes.  During the three months ended June 30, 2010, the Company incurred significant professional and legal fees associated with the reorganization and exit from bankruptcy on June 11, 2010.

Discontinued Operations

The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date.  In accordance with FASB ASC 205-20 ― Financial Statement Disclosure, loss after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

General
Loss from discontinued operations, net of income taxes decreased $1.1 million to a loss of $0.4 million for the three months ended June 30, 2011 as compared to a loss of $1.5 million for the three months ended June 30, 2010.  The decrease is primarily related to a decrease of $1.5 million in expenses and a $0.2 million income tax benefit, partially offset by a $0.6 million decrease in revenues.

Revenues
Revenues decreased $0.6 million to $1.6 million for the three months ended June 30, 2011 as compared to $2.3 million for the three months ended June 30, 2010.  The decrease in revenue is primarily related to a $2.2 million decrease in gain on loans held for sale, partially offset by a $1.4 million increase in other, net.

Gain on loans held for sale
Gain on loans held for sale decreased $2.2 million to a gain of $82 thousand for the three months ended June 30, 2011 as compared to $2.2 million for the three months ended June 30, 2010.  The gain for the three months ended June 30, 2011 is due to a reduction in valuation allowance for loans held for sale attributable to a decrease in non-accrual loans and borrower pay-offs and principal payments.

Other, net
Other, net revenues increased $1.4 million to $0.4 million for the three months ended June 30, 2011 as compared to ($1.0) million for the three months ended June 30, 2010.  The increase in other, net revenues is primarily due to a $1.5 million decrease in losses on REO, a $0.2 million increase in gain on commercial real estate investments, partially offset by a $0.3 million decrease in other income.

The decrease in REO losses is primarily due to a $0.3 million increase in gain on sale of REO, an $0.8 million decrease in additional impairment write-downs subsequent to foreclosure and a $0.4 million decrease in REO expenses during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The decrease in REO losses is due to $0.2 million in gain on sale of REO during the three months ended June 30, 2011 as compared to a $62 thousand loss on sale of REO for the three months ended June 30, 2010.  The decrease in REO expense is associated with decreased levels of REO properties during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

The increase in gain on commercial real estate investments of $0.2 million to $0.2 million for the three months ended June 30, 2011 as compared to a loss of $23 thousand for the three months ended June 30, 2010.  The increase is primarily related to a $0.7 million gain on sale of commercial real estate investments, partially offset by a $0.5 million impairment charge on commercial real estate investments during the three months ended June 30, 2011.

The decrease in other income of $0.3 million to $0.1 million for the three months ended June 30, 2011 as compared to $0.4 million for the three months ended June 30, 2010.  The $0.1 million in other income for the three months ended June 30, 2011 was primarily related to cash flows received on investment securities previously impaired.  The $0.4 million in other income for the three months ended June 30, 2010 was primarily attributable to $0.2 million in cash flows received on investment securities previously impaired and $0.3 million in insurance recoveries for property and equipment, net of disposals.

Expenses
Expenses decreased $1.5 million to $2.2 million for the three months ended June 30, 2011 as compared to $3.7 million for the three months ended June 30, 2010.  The decrease in expenses is primarily related to a $2.1 million decrease in selling, general and administrative expenses and a $1.2 million reduction in compensation expense, partially offset by a $1.7 million increase in professional fees.

Selling, general and administrative
Selling, general and administrative expenses decreased $2.1 million to $0.4 million for the three months ended June 30, 2011 as compared to $2.5 million for the three months ended June 30, 2010.  The decrease is primarily related to a $1.8 million decrease in insurance expense, a $0.3 million decrease in litigation settlement expense and a $0.2 million decrease in information technology expense, partially offset by a $0.3 million increase in depreciation expense.  The decrease in insurance expense was primarily related to the run-off of directors and officers, and fiduciary liability policies prior to the Effective Date.  Litigation settlement expenses decreased to zero for the three months ended June 30, 2011 as compared to $0.3 million for the three months ended June 30, 2010 as certain legal matters had been resolved.  Additionally, information technology expenses declined due to reductions in personnel, office space and operating activities associated with discontinued operations.  Partially offsetting the decrease in selling, general and administrative expenses was a $0.3 million increase in depreciation expense associated with changes in the estimated useful lives of the remaining assets.

Compensation
Compensation expense decreased $1.2 million to $0.3 million for the three months ended June 30, 2011 as compared to $1.4 million for the three months ended June 30, 2010.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees increased $1.7 million to $1.5 million for the three months ended June 30, 2011 as compared to ($0.2) million for the three months ended June 30, 2010.  The increase in professional fees was primarily associated with litigation costs associated with the former insurance, banking and residential lending divisions, including prosecution of legal matters where Signature is the plaintiff.  The ($0.2) million in professional fees for the three months ended June 30, 2010 is primarily related to $2.3 million in legal and professional fees offset by $2.5 million in legal and professional fee reimbursements related to an insurance policy claim in connection with certain litigation matters.

Reorganization items, net
Reorganization items, net decreased $0.1 million to zero for the three months ended June 30, 2011 as compared to $0.1 million for the three months ended June 30, 2010.  The reorganization items, net for June 30, 2010 related to professional and legal fees associated with the bankruptcy.

Income tax expense (benefit)
Income tax benefit increased $0.2 million to a benefit of $0.2 million for the three months ended June 30, 2011 as compared to zero for the three months ended June 30, 2010.  The decrease in income tax expense is primarily attributable to a reduction in estimated taxable income resulting from additional losses for the three months ended June 30, 2011.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2011:
Net sales	$-	$840	$-	$-	$840	$-	$840
Interest	405	-	69	(45)	429	2,283	2,712
Gain on loans held for sale	-	-	-	-	-	654	654
Other, net	-	-	-	-	-	247	247
Total revenues	405	840	69	(45)	1,269	3,184	4,453

Cost of goods sold	-	521	-	-	521	-	521
Selling, general and administrative	-	614	2,014	-	2,628	1,551	4,179
Interest	-	84	1,755	(45)	1,794	-	1,794
Compensation	-	221	822	-	1,043	956	1,999
Professional fees	-	62	2,474	-	2,536	3,063	5,599
Amortization of intangible assets	-	104	-	-	104	-	104
Total expenses	-	1,606	7,065	(45)	8,626	5,570	14,196
Other income (expense)	-	281	673	-	954	-	954
Earnings (loss) before reorganization items, net and income taxes	405	(485)	(6,323)	-	(6,403)	(2,386)	(8,789)
Reorganization items, net	-	-	1,325	-	1,325	-	1,325
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	405	(485)	(7,648)	-	(7,728)	(2,386)	(10,114)
Income tax expense (benefit)	6	-	(112)	(6)	(112)	427	315
Net earnings (loss)	399	(485)	(7,536)	6	(7,616)	(2,813)	(10,429)
Loss attributable to noncontrolling interest	-	(61)	-	-	(61)	-	(61)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$399	$(424)	$(7,536)	$6	$(7,555)	$(2,813)	$(10,368)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2010:
Interest	$62	$-	$113	$-	$175	$2,286	$2,461
Gain on loans held for sale	-	-	-	-	-	4,463	4,463
Other, net	-	-	-	-	-	(1,005)	(1,005)
Total revenues	62	-	113	-	175	5,744	5,919

Selling, general and administrative	38	-	2,286	-	2,324	5,866	8,190
Interest	-	-	2,297	-	2,297	-	2,297
Compensation	-	-	925	-	925	3,122	4,047
Professional fees	-	-	544	-	544	2,489	3,033
Total expenses	38	-	6,052	-	6,090	11,477	17,567
Other income (expense)	-	-	265	-	265	-	265
Earnings (loss) before reorganization items, net and income taxes	24	-	(5,674)	-	(5,650)	(5,733)	(11,383)
Reorganization items, net	-	-	10,050	-	10,050	394	10,444
Earnings (loss) before income taxes	24	-	(15,724)	-	(15,700)	(6,127)	(21,827)
Income tax expense	-	-	-	-	-	150	150
Net earnings (loss)	$24	$-	$(15,724)	$-	$(15,700)	$(6,277)	$(21,977)

Special Situation Lending

Revenues related to the Special Situation Lending business line totaled $0.4 million for the six months ended June 30, 2011 as compared to $62 thousand for the six months ended June 30, 2010.  The revenues primarily relate to interest income associated with the investments in corporate bonds and senior secured debt.

Expenses related to the Special Situation Lending business line totaled zero for the six months ended June 30, 2011 as compared to $38 thousand for the six months ended June 30, 2010.  The expenses for the six months ended June 30, 2010 relate to provision for loan losses associated with the commercial real estate loan portfolio.

The activity in the Special Situations Lending business line has been funded with equity capital.

Strategic Acquisitions

Revenues in the Strategic Acquisitions business line totaled $0.8 million for the six months ended June 30, 2011.  The revenues are attributable to net sales from Cosmed since the Costru Acquisition in February 2011 through June 30, 2011.  There were no revenues associated with the Strategic Acquisitions business line for the six months ended June 30, 2010.

Expenses in the Strategic Acquisitions business line totaled $1.6 million for the six months ended June 30, 2011.  The expenses are primarily attributable to $0.5 million in cost of goods sold, $0.6 million in selling, general and administrative expenses and $0.2 million in compensation expense.  The expenses are attributable to Cosmed since the Costru Acquisition in February 2011 through June 30, 2011.  There were no expenses associated with the Strategic Acquisitions business line for the six months ended June 30, 2010.

Other income in the Strategic Acquisitions business line totaled $0.3 million for the six months ended June 30, 2011 related to a gain on acquisition resulting from the difference between the fair value of net assets acquired and total purchase consideration of the Costru Acquisition.  There was no other income associated with the Strategic Acquisitions business line for the six months ended June 30, 2010.

Corporate and Other

Expenses
Total expenses increased $1.0 million to $7.1 million for the six months ended June 30, 2011 as compared to $6.1 million for the six months ended June 30, 2010.  The increase is primarily related to a $1.9 million increase in professional fees, partially offset by a $0.3 million decrease in selling, general and administrative expenses and a $0.5 million decrease in interest expense.

Selling, general and administrative
Selling, general and administrative expenses decreased $0.3 million to $2.0 million for the six months ended June 30, 2011 as compared to $2.3 million for the six months ended June 30, 2010.  The decrease is primarily related to a $1.5 million decrease in insurance expense, partially offset by a $1.2 million increase in management fees.  The decrease in insurance expense is primarily related to new director and officer liability policies associated with Signature subsequent to the Effective Date compared to Fremont operating as a debtor-in-possession.  The Company paid a management fee pursuant to the Interim Management Agreement with SCA.  For the six months ended June 30, 2011, Signature paid SCA $1.2 million as compensation for its services.  Signature paid SCA a pro-rated management fee of $65 thousand for the period from the date of the Interim Management Agreement, June 11, 2010, to June 30, 2010.

Interest expense
Interest expense decreased $0.5 million to $1.8 million for the six months ended June 30, 2011 as compared to $2.3 million for the six months ended June 30, 2010.  The decrease in interest expense relates to the reduction in long term debt outstanding associated with the settlement with the holders of the Company’s previously outstanding Senior Notes and TOPrS on the Effective Date.  As part of the settlement, the Company issued $39.0 million in Notes Payable bearing 9.0% annual interest and due in 2016.  During the six months ended June 30, 2011, the Company incurred $1.8 million in interest expense on the Notes Payable.  During the six months ended June 30, 2010, the Company incurred $2.0 million in interest expense on the Senior Notes and $0.2 million in interest expense on the Notes Payable.  During the bankruptcy period, the Senior Notes contractual interest rate was reduced from 7.875% to the federal judgment rate of 2.51% from the Petition Date through the Effective Date and the TOPrS received no interest.

Professional fees
Professional fees increased $1.9 million to $2.5 million for the six months ended June 30, 2011 as compared to $0.5 million for the six months ended June 30, 2010.  The increase is primarily related to increased legal, consulting and transaction costs associated with corporate legal matters, the preparation of the Company's delinquent Exchange Act filings and due diligence and other transaction costs related to lending and acquisition activities.

Other income (expense)
Other income (expense) increased $0.4 million to $0.7 million for the six months ended June 30, 2011 as compared to $0.3 million for the six months ended June 30, 2010.  Other income (expense) is related to the change in fair value of common stock warrant liability.  The change in fair value of the common stock warrant liability during the six months ended June 30, 2011 was attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants.  Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in the exercise price.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Reorganization items, net
Reorganization items, net decreased $8.7 million to $1.3 million for the six months ended June 30, 2011 as compared to $10.1 million for the six months ended June 30, 2010.  The decrease related to a reduction in professional and legal fees associated with the bankruptcy.  During the six months ended June 30, 2011, professional and legal fees were primarily related to costs associated with bankruptcy professional fee disputes.  During the six months ended June 30, 2010, the Company incurred significant professional and legal fees associated with the reorganization and exit from bankruptcy on June 11, 2010.

Discontinued Operations

General
Loss from discontinued operations decreased $3.5 million to a loss of $2.8 million for the six months ended June 30, 2011 as compared to a loss of $6.3 million for the six months ended June 30, 2010.  The decrease in loss from discontinued operations is primarily related to a decrease of $5.9 million in expenses, partially offset by a $2.6 million decrease in revenues and a $0.3 million increase in income tax expense.

Revenues
Revenues decreased $2.6 million to $3.2 million for the six months ended June 30, 2011 as compared to $5.7 million for the six months ended June 30, 2010.  The decrease in revenue is primarily related to a $3.8 million decrease in gain on loans held for sale, partially offset by a $1.3 million increase in other, net.

Gain on loans held for sale
Gain on loans held for sale decreased $3.8 million to a gain of $0.7 million for the six months ended June 30, 2011 as compared to $4.5 million for the six months ended June 30, 2010.  The gain for the six months ended June 30, 2011 is due to a reduction in valuation allowance for loans held for sale attributable to a decrease in non-accrual loans and borrower pay-offs and principal payments.

Other, net
Other, net revenues increased $1.3 million to $0.2 million for the six months ended June 30, 2011 as compared to ($1.0) million for the six months ended June 30, 2010.  The increase in other, net revenues is primarily due to a $1.2 million decrease in losses on REO and a $0.2 million increase in gain on commercial real estate investments, partially offset by a $0.2 million decrease in other income.

The decrease in REO losses is primarily due to a $0.6 million decrease in additional impairment write-downs subsequent to foreclosure and a $1.0 million decrease in REO expenses, partially offset by a $0.3 million decrease in gain on sale of REO during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The decrease in REO expense is associated with decreased levels of REO properties during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease in REO losses were partially offset by a $0.2 million in gain on sale of REO during the six months ended June 30, 2011 as compared to a $0.5 million gain on sale of REO for the six months ended June 30, 2010.

The increase in gain on commercial real estate investments of $0.2 million to $0.1 million for the six months ended June 30, 2011 as compared to a loss of $39 thousand for the six months ended June 30, 2010 is primarily related to a $0.7 million gain on sale of commercial real estate investments, partially offset by a $0.5 million impairment charge on commercial real estate investments during the six months ended June 30, 2011.

The decrease in other income of $0.2 million to $0.4 million for the six months ended June 30, 2011 as compared to $0.6 million for the six months ended June 30, 2010 is primarily related to cash flows received on investment securities previously impaired of $0.1 million for the six months ended June 30, 2011 as compared to $0.3 million for the six months ended June 30, 2010.

Expenses
Expenses decreased $5.9 million to $5.6 million for the six months ended June 30, 2011 as compared to $11.5 million for the six months ended June 30, 2010.  The decrease in expenses is primarily related to a $4.3 million decrease in selling, general and administrative expenses and a $2.2 million reduction in compensation expense, partially offset by a $0.6 million increase in professional fees.

Selling, general and administrative
Selling, general and administrative expense decreased $4.3 million to $1.6 million for the six months ended June 30, 2011 as compared to $5.9 million for the six months ended June 30, 2010.  The decrease is primarily related to a $3.5 million decrease in insurance expense and a $1.3 million decrease in litigation settlement expense, partially offset by a $0.6 million increase in depreciation expense and a $0.4 million increase in other loan related expenses.  Insurance expense decreased to zero for the six months ended June 30, 2011 as compared to $3.5 million for the six months ended June 30, 2010.  The decrease in insurance expense was primarily related to the run-off of directors and officers, and fiduciary liability policies prior to the Effective Date.  Litigation settlement expenses decreased to zero for the six months ended June 30, 2011 as compared to $1.3 million for the six months ended June 30, 2010 as certain legal matters had been resolved.  Partially offsetting the decrease in selling, general and administrative expenses was a $0.6 million increase in depreciation expense to $0.8 million for the six months ended June 30, 2011 as compared to $0.2 million for the six months ended June 30, 2010.  The increase in depreciation expense was associated with changes in the estimated useful lives of the remaining assets.  Additionally, other loan related expenses increased $0.4 million to $0.5 million for the six months ended June 30, 2011 as compared to $64 thousand for the six months ended June 30, 2010.  The increase in other loan related expenses were attributable to servicing advances and other expenses associated with the discontinued residential real estate loans held for sale portfolio during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Compensation
Compensation expense decreased $2.2 million to $1.0 million for the six months ended June 30, 2011 as compared to $3.1 million for the six months ended June 30, 2010.  The decrease in compensation expense is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees increased $0.6 million to $3.1 million for the six months ended June 30, 2011 as compared to $2.5 million for the six months ended June 30, 2010.  The increase in professional fees was primarily associated with litigation costs associated with the former insurance, banking and residential lending divisions, including prosecution of legal matters where Signature is the plaintiff.

Reorganization items, net
Reorganization items, net decreased $0.4 million to zero for the six months ended June 30, 2011 as compared to $0.4 million for the six months ended June 30, 2010.  The reorganization items, net for June 30, 2010 related to professional and legal fees associated with the bankruptcy.

Income tax expense (benefit)
Income tax expense increased $0.3 million to $0.4 million for the six months ended June 30, 2011 as compared to $0.2 million for the six months ended June 30, 2010.  The increase in income taxes is primarily attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income and state income tax in California, based on its temporary suspension of the use of net operating loss carryforwards.  Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present our operating segments’ assets and liabilities as of June 30, 2011 and December 31, 2010.  The Corporate and Other segment does not meet the definition of a segment as it contains parent company assets and liabilities that are not allocated to operating segments.

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations
June 30, 2011
Cash and cash equivalents	$77	$4	$61,775	$-	$61,856	$117
Investment securities, available for sale	2,269	-	-	-	2,269	-
Loans receivable, net	6,150	-	-	-	6,150	-
Trade and other receivables, net	-	198	274	-	472	-
Inventories	-	1,433	-	-	1,433	-
Premises, held for sale	-	-	2,371	-	2,371	-
Intangible assets, net	-	1,121	-	-	1,121	-
Loans held for sale, net	-	-	-	-	-	37,750
Commercial real estate investments	-	-	-	-	-	1,176
Real estate owned, net	-	-	-	-	-	3,740
Other assets	186	83	2,683	(1,384)	1,568	4,545
Total assets	$8,682	$2,839	$67,103	$(1,384)	$77,240	$47,328

Lines of credit	$-	$335	$-	$-	$335	$-
Notes payable	-	-	39,000	-	39,000	-
Common stock warrant liability	-	-	5,027	-	5,027	-
Repurchase reserve	-	-	-	-	-	8,873
Other liabilities	6	1,890	2,353	(1,384)	2,865	4,843
Total liabilities	$6	$2,225	$46,380	$(1,384)	$47,227	$13,716

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Strategic Acquisitions	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2010
Cash and cash equivalents	$-	$-	$70,424	$-	$70,424	$568
Investment securities, available for sale	2,184	-	-	-	2,184	-
Loans receivable, net	1,967	-	-	-	1,967	-
Trade and other receivables, net	-	-	198	-	198	-
Loans held for sale, net	-	-	-	-	-	38,938
Commercial real estate investments	-	-	-	-	-	5,484
Real estate owned, net	-	-	-	-	-	7,003
Other assets	67	-	3,443	-	3,510	5,268
Total assets	$4,218	$-	$74,065	$-	$78,283	$57,261

Notes payable	$-	$-	$39,000	$-	$39,000	$-
Common stock warrant liability	-	-	5,700	-	5,700	-
Repurchase reserve	-	-	-	-	-	8,873
Other liabilities	-	-	2,033	-	2,033	6,217
Total liabilities	$-	$-	$46,733	$-	$46,733	$15,090

Special Situation Lending

As of June 30, 2011, our Special Situation Lending business line has deployed $6.5 million of capital in three transactions. In July 2010, the Company purchased litigation claims, in the form of estate bonds, related to a financial institution that had been seized by the FDIC and liquidated.  The outstanding principal balance of the estate bonds totaled $3.3 million and was acquired for $0.4 million.  In September 2010, the Company purchased a $2.0 million performing corporate bond at $1.8 million, or a $0.2 million discount to the outstanding principal balance.  The corporate bond has a stated interest rate of 10% and matures in March 2012.  These investment securities are classified as available for sale and are carried at their estimated fair value in the consolidated balance sheets.

During the first quarter of 2011, our wholly-owned subsidiary, Signature Credit Partners, Inc., acquired $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  The investment was initially recorded at fair value and is included in loans receivable, net in the Company’s consolidated balance sheets.

Additionally, loans receivable, net includes $1.9 million and $2.0 million of commercial real estate loans at June 30, 2011 and December 31, 2010, respectively.  The commercial real estate loans consist of a participation interest in a pool of adjustable rate multi-family mortgage loans.  As of June 30, 2011, non-accrual loans totaled $38 thousand or 1.9% of unpaid principal balance as compared to $38 thousand or 1.9% at December 31, 2010.  The weighted average yield on these loans, representing annualized interest income as a percentage of the aggregate portfolio’s unpaid principal balance (“UPB”) was 5.80% at June 30, 2011 as compared to 5.68% at December 31, 2010.

Strategic Acquisitions

During February 2011, we completed the first transaction within our Strategic Acquisitions business line when we acquired, through our newly-formed subsidiary, Cosmed, certain assets and assumed certain liabilities of Costru for consideration totaling $2.7 million.  Signature currently owns 92% of the outstanding stock of Cosmed, with the remaining 8% held by the former owners of Costru.

Total consideration included cash of $1.0 million, the assumption of $1.6 million in debt and a $0.1 million noncontrolling interest.  As a result of the acquisition, certain assets and liabilities of Cosmed, consisting primarily of accounts receivable, inventory and identifiable intangible assets are now reflected in the Company's consolidated balance sheets.  The consolidated financial statements reflect the allocation of the purchase price to the assets acquired and liabilities assumed, based on their respective estimated fair values.  The Company determined that the estimated fair value of the assets acquired and liabilities assumed related to this acquisition exceed the total purchase consideration and, as a result, recorded a gain on acquisition of $0.3 million during the six months ended June 30, 2011.  Subsequent to the acquisition, along with funding from a line of credit with a new creditor, Signature provided cash to Cosmed to facilitate the payoff of $1.6 million in assumed debt.

At June 30, 2011, total assets and liabilities of our Strategic Acquisitions business line are attributable to the Cosmed business combination.  Assets primarily include inventories of $1.4 million, intangible assets, net of $1.1 million and trade and other receivables of $0.2 million.  Liabilities include a line of credit with a third-party of $0.3 million and $1.9 million in other liabilities.  The $1.9 million in other liabilities includes a $1.3 million inter-company note payable to Signature which is included as a note receivable within other assets in the statement of financial condition of Corporate and Other and is eliminated in consolidation.  Subsequent to June 30, 2011, Signature provided additional funds to Cosmed for working capital purposes.

Corporate and Other

Cash and cash equivalents
Cash and cash equivalents decreased $8.6 million to $61.8 million at June 30, 2011 from $70.4 million at December 31, 2010 primarily due to capital deployment in our two primary business lines and payment of expenses.  Loans receivable, net increased $4.2 million related to a $4.3 million purchase of senior secured debt within our Special Situation Lending business line.  Additionally, our Strategic Acquisition business line deployed $1.0 million in a business combination to acquire certain assets and assume certain liabilities of Costru, a manufacturer of skin care products for women.  Subsequent to the acquisition, the Company funded an additional $1.0 million to Cosmed to payoff the assumed debt.  Finally, the decrease in cash and cash equivalents is due to the payment of expenses associated with the $10.4 million net loss for the six months ended June 30, 2011.  The decrease in cash and cash equivalents was partially offset by an increase in cash of $3.9 million and $3.0 million, respectively, from the sale of commercial real estate investments and REO within discontinued operations.

Premises, held for sale
During the first quarter of 2011, the Company determined that its Anaheim Hills, California facility was no longer needed for operations and listed the building and related land for sale.  No impairment charges were recognized at the time of transfer of the building and land to premises, held for sale as the estimated market value less costs to sell was in excess of the $2.4 million carrying amount.  At December 31, 2010, the building and related land were included in other assets in the consolidated balance sheet.  During the third quarter of 2011, the Company sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million. The sale resulted in a gain of $1.4 million.

Common stock warrant liability
Common stock warrant liability decreased to $5.0 million at June 30, 2011 as compared to $5.7 million at December 31, 2010.  The $0.7 million change in fair value for the six months ended June 30, 2011 is included in other income (expense) in the consolidated statements of operations.  The change in fair value of the common stock warrant liability during the six months ended June 30, 2011 was attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants.  Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in the discount rate.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Discontinued Operations

Loans held for sale, net
Loans held for sale, net primarily consists of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007.  Loans held for sale, net totaled $37.8 million consisting of $103.2 million in unpaid principal balance (“UPB”), net of a $65.6 million valuation allowance or 36.6% of UPB at June 30, 2011 as compared to $38.9 million consisting of $106.6 million in UPB, net of $67.8 million in valuation allowance or 36.5% of UPB at December 31, 2010.   The decrease is primarily related to $0.2 million in net transfers of loans held for sale to REO as a result of foreclosures and $1.6 million in borrower pay-offs and principal payments, partially offset by $0.6 million in reductions to the valuation allowance. There were no loans sold during the six months ended June 30, 2011 and the year ended December 31, 2010.

The valuation allowance decreased $2.2 million to $65.6 million at June 30, 2011 from $67.8 million at December 31, 2010.  The decrease in valuation allowance was primarily related to reductions in valuation allowance attributable to borrower pay-offs and principal payments from loans held for sale.

As of June 30, 2011, non-accrual residential real estate loans totaled $50.2 million or 48.6% of UPB as compared to $56.6 million or 53.1% of UPB at December 31, 2010.  The weighted average yield on residential real estate loans held for sale, representing annualized interest income as a percentage of the aggregate portfolio’s UPB, was 4.35% at June 30, 2011 as compared to 4.15% at December 31, 2010.

Real estate owned, net (REO)
REO includes residential property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell at acquisition date.   REO totaled $3.7 million, net of a valuation allowance of $0.6 million, at June 30, 2011 as compared to $7.0 million, net of a valuation allowance of $1.2 million, at December 31, 2010.  The decrease was primarily related to REO sales totaling approximately $3.2 million and additional valuation write downs of $0.3 million during the six months ended June 30, 2011.  The decrease was partially offset by loans held for sale transferred to REO at net realizable value (fair value less selling costs) of $0.2 million during the six months ended June 30, 2011.   REO decreased to 26 properties at June 30, 2011 as compared to 60 properties at December 31, 2010.

Repurchase reserve
The largest liability associated with Signature’s discontinued operations at June 30, 2011 is the residential loan repurchase reserve.  The repurchase reserve totaled $8.9 million at June 30, 2011 and December 31, 2010.  This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont originated during 2002 through 2007.  In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.

Outstanding claims totaled approximately $101.7 million at June 30, 2011 as compared to approximately $100.4 million at December 31, 2010.  New repurchase claim volume totaled $1.3 million for the six months ended June 30, 2011 as compared to $22.1 million for the six months ended June 30, 2010.

Other liabilities
Other liabilities decreased $1.4 million to $4.9 million at June 30, 2011 as compared to $6.2 million at December 31, 2010.  The decrease is primarily related to payments of previously accrued professional fees and a reduction in professional fees during the six months ended June 30, 2011.

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

Signature operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Sources of cash flows from Special Situation Lending include principal and interest collections from senior secured and junior secured debt financing, as well as sales and collections of corporate bonds, trade claims, and other structured debt instruments. Sources of cash flows from Strategic Acquisitions include operating cash flows from operating businesses.

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

Signature’s use of liquidity includes deployment of capital pursuant to its business strategy.  Within our Special Situation Lending business line, we have purchased approximately $6.5 million in investment securities and loans receivable from the Effective Date through June 30, 2011.  Additionally, in the first quarter of 2011, we acquired certain assets and assumed certain liabilities of Costru, our first acquisition within the Strategic Acquisitions business line for consideration totaling approximately $2.7 million, which included $1.0 million in cash, assumption of $1.6 million in debt and $0.1 million in noncontrolling interest.  Subsequent to the acquisition, Signature provided cash to Cosmed to facilitate the payoff of the $1.6 million in assumed debt and a $3.0 million line of credit was executed with a new creditor.  At June 30, 2011, Cosmed was not in compliance with certain financial covenants and further advances on the line of credit are not available.  At June 30, 2011, $0.3 million was outstanding on the line of credit.  Other uses of liquidity include operating expenses associated with the management of the Company’s business, including the Legacy Assets, professional fees and related expenses associated with reorganization, litigation, and interest payments on the Notes Payable.  Furthermore, the Company has received claims related to potential repurchase obligations associated with its prior subprime residential lending business.  There were no settlements of outstanding repurchase claims during the six months ended June 30, 2011.  See Note 13 – Discontinued Operations for additional information regarding the Company’s residential loan repurchase reserve.

During the third quarter of 2011, Signature acquired of 100% of the common stock of North American Breaker Company, Inc. (“NABCO”). The total consideration paid at the closing of the transaction, on July 29, 2011, was approximately $37.0 million which included a cash payment of approximately $23.4 million, the issuance of $5.0 million in subordinated, unsecured promissory notes, the issuance of Signature common stock with a fair value of $1.8 million, the assumption of $3.1 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn up to $4.0 million in additional consideration, subject to the achievement of certain earnings before interest, taxes, depreciation, and amortization milestones for the fiscal year ended December 31, 2012.  In addition, we recorded acquisition related transaction costs of approximately $0.2 million during the second and third quarters of 2011.

On September 30, 2011, NABCO completed a $16.0 million debt financing transaction (the “Financing”) with a third-party lender (the “Lender”), resulting in $12.6 million in proceeds from the financing. The Financing was completed pursuant to the terms of two business loan agreements, one of which provides for an $8.0 million term loan (the “Term Loan”) and the second of which provides for an $8.0 million revolving, asset-based loan (the “Revolving Loan”) (each a “Loan Agreement” and collectively, the “Loan Agreements”).  As of September 30, 2011, NABCO borrowed $4.6 million under the Revolving Loan.  The Loan Agreements require NABCO to maintain compliance with certain financial covenants.  The Term Loan and the Revolving Loan are both secured by all of NABCO’s assets.  The Company is not a borrower, an obligor, nor a guarantor under the Loan Agreements.

Proceeds of the Financing were used to repay existing indebtedness of NABCO in the amount of $12.5 million, which was due to the Company, as well as provide for the ongoing needs of NABCO’s business, including the payment of approximately $0.1 million in fees and expenses associated with the Financing.

On September 28, 2011, Signature sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million. The sale resulted in a gain of $1.4 million in the third quarter of 2011.

Summary of Cash Flows

Net cash used in operating activities
During the six months ended June 30, 2011, net cash used in operating activities totaled $10.2 million. The cash used in operating activities primarily relates to the payment of expenses associated with the $10.4 million net loss during the period, adjusted for non-cash income of $0.7 million related to the change in fair value of common stock warrant liability, $0.3 million related to gain on acquisition and non-cash charges related to depreciation of $0.8 million and non-cash recoveries related to lower of cost or market adjustments on loans held for sale of ($0.6) million.  The use of cash was partially offset by $1.6 million in principal collections from loans held for sale, net.

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

Net cash provided by investing activities
During the six months ended June 30, 2011, net cash provided by investing activities totaled $2.4 million. The cash provided by investing activities primarily relates to $3.9 million in proceeds received from the sale of commercial real estate investments, $0.7 million in principal payments received from commercial real estate investments and $3.0 million in proceeds received from the sale of REO.  The cash provided by investing activities was partially offset by $1.0 million in cash used to purchase certain assets and assume certain liabilities of Costru and $4.3 million in purchases of loans receivable.

During the six months ended June 30, 2010, net cash provided by investing activities totaled $5.6 million. The cash provided by investing activities primarily relates to proceeds of $5.2 million from the sale of REO.

Net cash (used in) provided by financing activities
During the six months ended June 30, 2011 net cash used in financing activities totaled $1.2 million.  The cash used in financing activities primarily relates to borrowings, net of repayments, on Cosmed’s lines of credit.

During the six months ended June 30, 2010, net cash provided by financing activities totaled $10.1 million.  The cash provided by financing activities relates to $10.1 million in proceeds received from the issuance of common stock and Warrants on the Effective Date.

CONTRACTUAL OBLIGATIONS

The Company’s $39.0 million Notes Payable bear interest at 9% per annum, payable quarterly starting in September 2010 and mature December 31, 2016.  There was no change in amounts due under the Notes Payable during the six months ended June 30, 2011.  Additional information on the Notes Payable is included in Note 7 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In February 2011, Cosmed entered into a $3.0 million line of credit to fund its operations.  Advances are based on a percentage of eligible trade receivables and inventory.  The line of credit is due on demand and bears interest at the Prime rate plus 2.25% with a floor rate of 6.00% per annum.  Interest and principal are due monthly in arrears on the first day of the month.  Cosmed is required to maintain certain financial covenants and was not in compliance with all such covenants at June 30, 2011.  At June 30, 2011, $0.3 million was outstanding on the line of credit.  Cosmed is in the process of repaying the line of credit from cash receipts on the trade receivables securing the line of credit.

In September 2011, NABCO entered into a $16.0 million debt financing transaction with a third-party lender to repay existing indebtedness of NABCO in the amount of $12.5 million, which was due to the Company, as well as provide for the ongoing needs of NABCO’s business.  Pursuant to the debt financing transaction, NABCO borrowed $8.0 million under the Term Loan, which matures on September 29, 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year 1, 15% of the original principal amount of the Term Loan in each of years 2 and 3, 20% of the original principal amount of the Term Loan in each of years 4 and 5, with a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million under the $8.0 million Revolving Loan that matures on September 29, 2014. Advances under the Revolving Loan are subject to a borrowing base.  The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum, which is equivalent to 5.00% on the funding date. The Revolving Loan has a variable interest rate based upon the Lender’s Base Rate, which is equivalent to 4.00% on the funding date.  NABCO is required to maintain compliance with a certain financial covenants.  The term loan and revolving loan are secured by all of NABCO’s assets.  The Company is not a borrower, an obligor, nor a guarantor under the loan agreements.  See “Liquidity and Capital Resources” above for additional details on the NABCO debt financing transaction.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 13 – Discontinued Operations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Overview
Signature successfully emerged from bankruptcy proceedings on June 11, 2010 with a new Board of Directors, which has an audit committee made up entirely of independent members of the Board of Directors. In July 2010, a new senior management team was appointed. With the assistance of financial consultants, the new management team, under the oversight of the audit committee, focused its resources on undertaking the project of completing all of Signature’s delinquent Exchange Act periodic reports and the related financial statements as soon as practicable.

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

Ongoing Remediation of Material Weakness
The Company has devoted virtually all of its accounting resources to completing its delinquent filings under Section 13 or 15(d) of the Exchange Act, including preparing and filing the Comprehensive Form 10-K on May 17, 2011, preparing and filing of the March 31, 2010, June 30, 2010 and September 30, 2010 Form 10-Qs, as well as its Annual Report on Form 10-K for December 31, 2010 on July 5, 2011.  Additionally, on September 29, 2011, the Company filed its March 31, 2011 Form 10-Q.  As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has yet to install internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting that will not require the use of outside financial consultants and the type of additional review and other procedures that has been undertaken in connection with the preparation of the financial statements contained in this Form 10-Q. However, the Company has taken the following steps during fiscal 2010 and 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

-
Management has developed, adopted and documented formal accounting and reporting policies with respect to all significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Form 10-Q. This includes policies regarding segment reporting, accounting for reorganizations (accounting during bankruptcy), discontinued operations, adoption of new accounting policies, accounting for mortgage related assets (such as mortgage loans held for sale), accounting for derivatives, and accounting for repurchase reserves, litigation reserves and business combinations.

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

-
Management is implementing a more timely review of business transactions. The accounting group will be involved as the business transactions are contemplated and will provide timely accounting support and accounting policy implementation as the transaction unfolds and is completed.  This will enable the Company to account for the consummation of transactions on a timely basis.

The Company’s remediation process is on-going and management hopes to complete the implementation of its remediation efforts during mid-2012, with the expectation that the Company will have adequate internal control over financial reporting and effective disclosure controls and procedures in 2012. However, since management has not completed its remediation efforts, there can be no assurances that the Company’s remediation efforts will be successful or sufficient in remediating the material weakness.

Changes in Internal Controls over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, other than the remediation efforts noted above, there was no change identified in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future.  We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.  For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Annual Report and Note 14 ― Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item1 of this Form 10-Q.

The Company experienced the following new developments with pending material legal proceedings that occurred during the second quarter of 2011.

Final Approval of Settlement of the ERISA Class Action. From April through June of 2007, six complaints seeking class certification were filed in the United States District Court for the Central District of California against the Company and various officers, directors and employees by participants in the Company’s prior Investment Incentive Plan, 401(k) and Employee Stock Ownership Plan (collectively “the Plans”) alleging violations of ERISA in connection with Company stock held by the Plans. The six complaints were consolidated in a single proceeding. On April 15, 2010, the Court granted the Order for Class Certification under Rule 23(b)(3). On March 22, 2011, the Company entered into a settlement stipulation whereby its insurance carriers will pay $21.0 million to settle the claims of the certified class. On April 25, 2011, the Court granted preliminary approval of the settlement stipulation. On August 10, 2011, the Court entered the Final Order and Judgment approving the settlement.

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

On July 29, 2011, the Company entered into a settlement agreement and general release with the Whitesell Plaintiffs pursuant to which the Company received executed dismissals, with prejudice, of all claims in the Whitesell Action and the Stinson Action and the withdrawal of each related claim filed by the Whitesell Plaintiffs in the Company’s bankruptcy proceeding. In exchange, the Company paid an aggregate settlement amount of $130,000 to the Whitesell Plaintiffs and the Whitesell Plaintiffs each irrevocably and unconditionally released the Company and its affiliates from all claims relating to the Whitesell Plaintiffs' working relationship with the Company or any of its predecessors in interest.

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

National Credit Union Administration v. RBS Securities, et al (NCUA I). On June 20, 2011, The National Credit Union Association (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 residential mortgage-backed securities (“RMBS”) offerings purchased by U.S. Central.  NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings.  The Complaint names Fremont Mortgage Securities Corporation (“FMSC”), as a depositor of $50 million in two RMBS offerings in 2006.  FMSC intends to defend itself vigorously in this matter.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock.

The risks presented below amend certain risks identified in our Annual Report as a result of the termination of the Interim Management Agreement between the Company and SCA in August 2011.

Signature’s financial condition and results of operations will depend on its ability to manage and deploy capital effectively. Our ability to achieve our business and strategic objectives will depend on our ability to effectively manage and deploy our capital, particularly with respect to identifying, evaluating, structuring and negotiating transactions, and monitoring companies that are consistent with our strategy and business objectives. We cannot assure you that we will achieve our business and strategic objectives.

Accomplishing our business objectives on a cost-effective basis will be largely a function of our management team, its access to transactions offering acceptable terms, and the ability to consummate those transactions. In addition to monitoring the performance of our assets, members of our management team or other employees may also be called upon to provide managerial assistance to our subsidiary companies in which we hold equity interests or otherwise operate businesses that we acquire through our business lines. These additional demands on our employees may distract management from focusing on our other company assets or operations and slow the rate of our capital deployment.

The results of our operations will depend on many factors, including the availability of opportunities, accessible funding alternatives, and economic conditions. There is no assurance that one or all of these factors will be favorable to us or our business in order to deploy our capital effectively. In addition, changes in the business practices of commercial and investment banks, public and private funds, commercial finance companies, private equity funds, hedge funds, high net worth individuals and governmental agencies, in terms of providing debt and equity financing in the middle market or selling loan portfolios and other financial assets, may negatively impact our ability to source attractive opportunities to deploy capital. If we cannot successfully operate our business or implement our strategies as described in our Annual Report, it could negatively impact our financial condition and results of operations.

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

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team, particularly Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

Signature’s inability to control its expenses may adversely affect its financial condition and results of operations. Since emerging from bankruptcy, Signature’s sources of revenue have been limited. We continue to have significant operating and non-interest expenses, including compensation expenses, legal, professional and other outside services, occupancy expense, interest expense, and information technology expense. Additionally, with the termination of the Interim Management Agreement and our entering into employments contracts with Craig Noell, Kenneth Grossman, Kyle Ross, and Thomas Donatelli, the nature of our expenses will change and our compensation expense is expected to increase.  Although we have significantly reduced our expenses, our inability to further reduce our operating and non-interest expenses may have an adverse affect on our financial condition and results of operations.

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

Providing capital to middle market companies involves a high degree of risk. Companies operating in the middle market, which we generally describe as those with revenues between $25 million and $500 million, generally have (i) less access to capital to fund their business; (ii) high dependence on the management talents and efforts of a small group of persons; (iii) narrower product lines, smaller market shares, and/or larger customer relationships; and (iv) less publicly available information about their business, operations and financial condition compared to larger companies. These companies would also generally be considered to have ratings that are below investment grade. We are dependent on the ability of our management team and professional staff to obtain adequate information to evaluate the potential returns from providing capital to these companies and to manage our assets accordingly in light of such risks. If they are unable to uncover all material information about these middle market companies that we may transact with, they may not make a fully informed decision, and we may lose all or part of the capital we provide, or be subject to the impact of operating losses associated with such businesses.

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

SIGNATURE GROUP HOLDINGS, INC.

Dated: December 12, 2011	By: /s/ Craig Noell
Craig Noell
President and Chief Executive Officer

Dated: December 12, 2011	By: /s/ Kyle Ross
Kyle Ross
Executive Vice President
Interim Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)