Form 10-Q
period 2011-09-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2011-12-29
CIK 38984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Quarterly Period Ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.☑ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☑ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☑ Yes ☐ No

The number of shares outstanding of the registrant’s common stock as of December 20, 2011 was 117,431,856 shares.

SIGNATURE GROUP HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2011

EXPLANATORY NOTE

Signature Group Holdings, Inc. (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company”, “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 (the “Form 10-Q”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  With the filing of this Form 10-Q, the Company is now current in its Exchange Act periodic reporting.

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

On December 12, 2011, Signature filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which had not been previously filed.

For a more complete understanding of the matters involving the Company, this Form 10-Q should be read together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.
Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$46,977	$70,424
Investment securities, available for sale	4,961	2,184
Loans receivable, net	8,216	1,967
Trade and other receivables, net	4,997	198
Inventories	8,577	-
Income taxes receivable	845	797
Intangible assets, net	8,617	-
Goodwill	18,381	-
Other assets	2,030	2,713
Assets of discontinued operations	45,503	57,261
TOTAL ASSETS	$149,104	$135,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Lines of credit	$4,680	$-
Accrued expenses and other liabilities	6,123	2,033
Contingent consideration	3,525	-
Long-term debt	52,000	39,000
Common stock warrant liability	2,224	5,700
Liabilities of discontinued operations	13,676	15,090
TOTAL LIABILITIES	82,228	61,823

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 190,000,000 shares authorized; 117,431,856 and 112,104,768 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,151	1,118
Additional paid-in capital	446,420	444,103
Accumulated deficit	(380,633)	(371,541)
Accumulated other comprehensive (loss) income	(69)	41
Total shareholders' equity - Signature Group Holdings, Inc.	66,869	73,721
Noncontrolling interest	7	-
TOTAL SHAREHOLDERS' EQUITY	66,876	73,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$149,104	$135,544

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Revenues:
Net sales	$6,309	$-	$7,149	$-
Interest	303	62	731	237
Total revenues	6,612	62	7,880	237

Expenses:
Cost of goods sold	3,772	-	4,293	-
Selling, general and administrative	1,517	876	4,146	3,202
Interest	952	892	2,746	3,189
Amortization of intangibles	649	-	752	-
Compensation	1,954	478	2,996	1,403
Professional fees	1,945	781	4,480	1,325
Total expenses	10,789	3,027	19,413	9,119

Other income (expense):
Change in fair value of common stock warrant liability	2,803	249	3,476	428
Gain on acquisition	-	-	281	-
Other income	1,412	-	1,412	86
Total other income (expense)	4,215	249	5,169	514

Earnings (loss) from continuing operations before reorganization items, net and income taxes	38	(2,716)	(6,364)	(8,368)
Reorganization items, net	63	794	1,388	10,844
Loss from continuing operations before income taxes	(25)	(3,510)	(7,752)	(19,212)

Income tax benefit	(2,650)	-	(2,762)	-
Earnings (loss) from continuing operations	2,625	(3,510)	(4,990)	(19,212)
Loss from discontinued operations, net of income taxes	(1,381)	(6,026)	(4,195)	(12,302)
Net earnings (loss)	1,244	(9,536)	(9,185)	(31,514)

Loss attributable to noncontrolling interest	(31)	-	(93)	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,275	$(9,536)	$(9,092)	$(31,514)

EARNINGS (LOSS) PER SHARE:
Basic and diluted:
Earnings (loss) from continuing operations	$0.02	$(0.03)	$(0.04)	$(0.21)
Loss from discontinued operations, net of income taxes	(0.01)	(0.06)	(0.04)	(0.13)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$0.01	$(0.09)	$(0.08)	$(0.34)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2010	-	$-	112,104,768	$1,118	$444,103	$(371,541)	$41	$-	$73,721
Net loss attributable to Signature Group Holdings, Inc.	-	-	-	-	-	(9,092)	-	-	(9,092)
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	100	100
Loss attributable to noncontrolling interest	-	-	-	-	-	-	-	(93)	(93)
Issuance of shares in business combination	-	-	3,012,048	30	1,807	-	-	-	1,837
Proceeds from common stock warrants	-	-	-	-	60	-	-	-	60
Issuance of restricted stock, net of forfeitures	-	-	2,315,040	-	-	-	-	-	-
Restricted stock vested	-	-	-	3	(3)	-	-	-	-
Amortization of share-based compensation	-	-	-	-	453	-	-	-	453
Change in accumulated other comprehensive income	-	-	-	-	-	-	(110)	-	(110)
Balance, September 30, 2011	-	$-	117,431,856	$1,151	$446,420	$(380,633)	$(69)	$7	$66,876

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(9,185)	$(31,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	4,195	12,302
Depreciation and amortization	606	85
Impairment of investment securities, available for sale	-	55
Change in fair value of common stock warrant liability	(3,476)	(428)
Provision for loan losses	2	38
Gain on extinguishment of debt - TOPrS	-	(3,530)
Gains on sales and calls of investment securities, available for sale	(71)	-
Gain on sale of premises	(1,388)	-
Senior debt claims paid	-	(183,267)
Amortization of share-based compensation	453	-
TOPrS claims paid	-	(45,000)
Gain on acquisition	(281)	-
Interest income accretion	(219)	-
Changes in assets and liabilities:
Trade and other receivables	892	-
Inventories	(373)	-
Income taxes receivable	(48)	94
Other assets	(785)	(315)
Accrued expenses and other liabilities	(1,846)	1,763
Net cash used in operating activities of discontinued operations	(3,796)	(70,608)
Net cash used in operating activities	(15,320)	(320,325)

Cash flows from investing activities:
Acquisition of businesses, net of cash	(24,248)	-
Purchases of loans receivable	(4,250)	-
Proceeds from investment securities, available for sale	2,000	-
Purchase of investment securities, available for sale	(4,715)	(2,154)
Proceeds from sale of premises	3,759	-
Advances on loans receivable, net of repayments	(1,782)	107
Purchases of property and equipment	(7)	-
Net cash provided by investing activities of discontinued operations	9,494	7,491
Net cash (used in) provided by investing activities	(19,749)	5,444

Cash flows from financing activities:
Borrowings on lines of credit, net of repayments	3,111	-
Borrowings from Term Loan	8,000	-
Proceeds from common stocks warrants	60	-
Issuance of shares and warrants	-	10,060
Net cash provided by financing activities	11,171	10,060

Decrease in cash and cash equivalents	(23,898)	(304,821)
Cash and cash equivalents, beginning of period	70,992	356,223
Cash and cash equivalents, end of period	$47,094	$51,402

Cash and cash equivalents, end of period - continuing operations	$46,977	$50,950
Cash and cash equivalents, end of period - discontinued operations	117	452
Cash and cash equivalents, end of period	$47,094	$51,402
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$490	$495
Cash paid for interest	2,688	24,158
Notes payable issued as partial settlement of TOPrS	-	39,000
Common stock issued as partial settlement of TOPrS	-	16,800
Transfers of loans held for sale to real estate owned	1,365	9,600
Transfer of other assets to premises, held for sale	2,348	-

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,275	$(9,536)	$(9,092)	$(31,514)
Other comprehensive loss:
Net change in unrealized losses during period:
Investment securities, available for sale	(57)	(6)	(39)	(6)
Reclassification of realized amounts included in net earnings (loss)	(71)	-	(71)	-
Other comprehensive loss	(128)	(6)	(110)	(6)
Total comprehensive earnings (loss)	$1,147	$(9,542)	$(9,202)	$(31,520)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”), formerly known as Fremont General Corporation (“Fremont”), is a diversified business and financial services enterprise that intends to generate strong, risk-adjusted return on equity while protecting shareholder capital.  Signature presently operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions, through its subsidiaries, Signature Credit Partners, Inc., North American Breaker Co., Inc. (“NABCO”) and Cosmed, Inc. (“Cosmed”).  Additionally, Signature maintains and is managing certain assets and liabilities related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and litigation claims under fidelity insurance bonds Fremont held (“Legacy Assets”).  The Legacy Assets are being managed to maximize cash recoveries and value for Signature’s shareholders and are expected to be redeployed into its long term business strategy over time.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Signature and its wholly-owned and majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the SEC. Operating results for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011, particularly related to acquisition activity during the period. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”).

All significant inter-company balances and transactions have been eliminated in consolidation.

Certain previously reported amounts as of December 31, 2010 and for the periods ended September 30, 2010 have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of loans held for sale, commercial real estate investments, real estate owned, common stock warrant liability and contingent consideration; the allowance for loan losses on loans receivable; litigation and repurchase reserves; impairment of long-lived assets; valuation allowance on deferred tax assets; and fair values used in the allocation of purchase price in business combinations.

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes to these accounting policies, except as described below.

Business Combinations
Business combinations are accounted for using the acquisition method and accordingly, the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on acquisition.  Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase price allocable to goodwill or gain on acquisition.

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations.  An increase in the expected earn-out will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the expected earn-out will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases.  The estimate of the fair value of contingent consideration requires subjective assumptions to be made about future operating results, discount rates, and probabilities of various projected operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

Acquisition costs are expensed as incurred.  The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Goodwill and Intangibles
Identifiable intangible assets and liabilities with finite lives are amortized over their estimated useful lives, which represent the period over which the asset or liability is expected to contribute directly or indirectly to future cash flows.  Intangible assets and liabilities with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such asset or liability may not be recoverable. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, or sooner if an indicator of impairment is present.  Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

Revenue Recognition
Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales amounts related to product returns, discounts and allowances.

Inventories
Inventories, consisting of manufactured goods and goods acquired for resale, are stated at the lower of cost or market.  Inventory costs are determined on a first-in, first-out basis for consumer products and on a moving average historical cost basis for electrical components.

Loans Receivable, Net
Loans receivable, net, consists of commercial real estate loans, commercial lines of credit and purchased credit-impaired commercial term loans.  Loans receivable, net are reported at the principal amount outstanding, net of deferred fees and costs, if any, discounts or premiums and the allowance for loan losses.  The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off by the Company. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans receivable based on the Company’s evaluation of the portfolio. Future additions or reductions may be necessary based on changes in the amounts and timing of expected future cash flows due to changes in collateral values supporting loans receivable, general economic conditions and the financial condition of individual borrowers.  Loans receivable, net, including purchased credit-impaired loans, are classified as held for investment based on the Company’s intent and ability to hold such loans for the foreseeable future.

Purchased credit-impaired loans are loans acquired at a discount to face value where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method.  The excess of contractual cash flows over cash flows expected to be collected at acquisition is referred to as the non-accretable difference and is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired.

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

During the first quarter of 2011, the Company placed its former executive and administrative offices located in Anaheim Hills, California for sale.  At the time the property was placed for sale, it was reclassified as premises held for sale in the consolidated balance sheets.  No impairment was recognized at the time of transfer as the carrying value of the associated building and land was less than the net realizable value.  During the third quarter of 2011, the Company sold the property for net proceeds of $3.8 million, resulting in a gain of $1.4 million, included in other income (expense) in the accompanying consolidated statements of operations.

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

In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides creditors with additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. Additionally, ASU 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a significant impact on its consolidated financial statements.

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

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposit accounts in financial institutions and money market funds.  As of September 30, 2011 and December 31, 2010, $2.9 million of cash and cash equivalents were restricted, including $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $2.0 million related to amounts on deposit pending a decision on a legal case currently on appeal.  No other cash and cash equivalents were restricted as of September 30, 2011 and December 31, 2010.  Included in cash and cash equivalents as of September 30, 2011 and December 31, 2010 was $1.1 million and $2.5 million, respectively, representing borrower remittances, held in  trust accounts maintained by the Company’s loan servicer.

NOTE 4 — BUSINESS COMBINATIONS

NABCO
On July 29, 2011, Signature acquired 100% of the common stock of NABCO. NABCO, headquartered in Burbank, California, is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory used in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable delivery nationwide in the repair and replacement niche.  The total consideration paid at the closing of the transaction was $36.9 million, which included a cash payment of approximately $23.4 million, the issuance of $5.0 million in subordinated, unsecured promissory notes (“Seller Notes”), the issuance of Signature common stock with a fair value of $1.8 million, the assumption of $3.1 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain earnings before interest, taxes, depreciation, and amortization milestones for the fiscal year ended December 31, 2012.  At the time of acquisition, the Company identified temporary differences related to the book basis and tax basis of the acquired identifiable assets and assumed liabilities and recorded a deferred tax liability of $2.7 million.  The recognition of this $2.7 million deferred tax liability resulted in a reduction in the valuation allowance against the Company’s deferred tax assets.  In addition, the Company recorded acquisition related transaction costs of approximately $0.2 million.

The following table presents the components of the purchase consideration and allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed:

(Dollars in thousands)
Cash consideration	$23,413
Signature Group Holdings, Inc. common stock	1,837
Seller Notes	5,000
Assumption of liabilities	3,149
Contingent consideration	3,478
Total purchase consideration	$36,877

Purchase price allocation:
Assets:
Cash	$165
Trade receivables	5,119
Inventories	6,800
Other assets	1,012
Identifiable intangible assets	8,150
Total assets	21,246

Liabilities:
Identifiable intangible liabilities	100
Deferred income tax liabilities	2,650
Total liabilities	2,750

Estimated fair value of net assets acquired	18,496
Goodwill	18,381
Total purchase consideration	$36,877

The following table presents the estimated fair value of identifiable intangible assets and liabilities and related estimated useful lives:

(Dollars in thousands)	Estimated Fair Value	Useful Life (Years)
Identifiable intangible assets and liabilities:
Customer relationships	$7,300	7.5
Trade name	850	5.0
Lease intangibles	(100)	3.0
Total	$8,050

Total amortization of intangibles was $0.6 million for the three and nine months ended September 30, 2011 and zero for the three and nine months ended September 30, 2010.

At September 30, 2011, aggregate future amortization of identifiable intangibles is estimated to be:

(Dollars in thousands)
2011	$857
2012	2,346
2013	1,588
2014	1,074
2015	758
Thereafter	857
Total	$7,480

The operating results of NABCO are included in the Company’s consolidated financial statements from the acquisition date.  For the period from the acquisition date through September 30, 2011, NABCO’s total revenues and net earnings were $6.1 million and $0.3 million, respectively.

The following selected unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2011 and 2010, give effect to this business combination as though the transaction occurred on January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Total revenues:
As reported	$6,612	$62	$7,880	$237
Pro forma	9,665	7,896	25,775	19,858

Net loss attributable to Signature Group Holdings, Inc.:
As reported	$1,275	$(9,536)	$(9,092)	$(31,514)
Pro forma	2,015	(8,586)	(6,025)	(27,481)

Cosmed
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

During the first quarter of 2011, the Company recorded acquisition-related costs of approximately $72 thousand, which are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended September 30, 2011.

The following table presents the components of the purchase consideration and allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed:

(Dollars in thousands)
Cash consideration	$1,000
Assumption of liabilities	1,569
Noncontrolling interest	100
Total purchase consideration	2,669

Purchase price allocation:
Trade receivables	572
Inventories	1,350
Property and equipment	5
Identifiable intangible assets	1,225
Trade payables	(90)
Deferred tax liabilities	(112)
Net assets acquired	2,950

Gain on acquisition	$281

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

In addition to the initial cash consideration, the Company is obligated to make an additional earn-out payment of up to $5.0 million, subject to a revenue target of $60.0 million in annualized revenues being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for at least $60.0 million during a specified time period, not to exceed 39 months from the acquisition date. At both the acquisition date and at September 30, 2011, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earn-out period.

The following table presents the estimated fair value of identifiable intangible assets and related estimated useful lives:

(Dollars in thousands)	Estimated Fair Value	Useful Life (Years)
Identifiable intangible assets:
Product formulas	$800	10.0
Trademarks	190	10.0
Customer lists	125	3.0
Domain names	100	3.0
Non-compete agreements	10	10.0
Identifiable intangible assets	$1,225

Total amortization of intangible assets was $78 thousand and zero for the three months ended September 30, 2011 and 2010, respectively.  Total amortization of intangible assets was $0.2 million and zero for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, aggregate future amortization of identifiable intangible assets is estimated to be:

(Dollars in thousands)
2011	$78
2012	193
2013	164
2014	109
2015	101
Thereafter	399
Total	$1,044

The operating results of Cosmed are included in the Company’s consolidated financial statements from the acquisition date.  For the period from the acquisition date through September 30, 2011, Cosmed’s total revenues and net loss were $1.1 million and $0.9 million, respectively.

The following selected unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2011 and 2010, give effect to this business combination as though the transaction occurred on January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Total revenues:
As reported	$6,612	$62	$7,880	$237
Pro forma	6,612	715	8,428	2,387
Net earnings (loss) attributable to Signature Group Holdings, Inc.:
As reported	$1,275	$(9,536)	$(9,092)	$(31,514)
Pro forma	1,312	(9,773)	(8,917)	(32,059)

NOTE 5 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Corporate bonds	$4,657	$1,880
Estate bonds	304	304
Investment securities, available for sale	$4,961	$2,184

At September 30, 2011, corporate bonds included one security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million.  Additionally, corporate bonds include two securities with an aggregate par value of $2.7 million, coupons of 13.00% per annum and  maturity dates of October 2014, purchased for $2.0 million.

At December 31, 2010, corporate bonds included one security with a principal balance of $2.0 million and an interest rate of 10.00% per annum, which matures in March 2012.  This security was called during the three months ended September 30, 2011, resulting in a gain of $71 thousand.  Gains and losses on investment securities, available for sale are determined on a specific identification method.

At September 30, 2011 and December 31, 2010, estate bonds included $3.3 million of matured bonds of an institution seized by the FDIC, purchased for $0.4 million.  Holders of the estate bonds, which include both senior and subordinate debentures, are currently engaged in litigation over the distribution of the remaining funds of the estate.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Amortized cost	$5,030	$2,143
Gross unrealized holding (losses) gains	(69)	41
Estimated fair value	$4,961	$2,184

NOTE 6 — LOANS RECEIVABLE, NET

Loans receivable, net consisted of the following as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial real estate loans:
Unpaid principal balance	$1,944	$2,015
Allowance for loan losses	(50)	(48)
Total commercial real estate loans	1,894	1,967

Commercial loans:
Revolving lines of credit	5,353	-
Purchased credit-impaired term loan	969	-
Total commercial loans	6,322	-
Loans receivable, net	$8,216	$1,967

Commercial real estate loans consist of a participation interest in a pool of adjustable rate multi-family loans.

On February 22, 2011, Signature Credit Partners, Inc., a wholly-owned subsidiary of Signature, purchased $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  At the time of acquisition, the estimated fair value of the performing revolving line of credit and credit-impaired term loan totaled $3.2 million and $1.1 million, respectively.  For the period from acquisition through September 30, 2011, advances on the revolving line of credit, net of repayments totaled $1.9 million.

The following table presents a summary of credit-impaired commercial term loans purchased during the nine months ended September 30, 2011:

(Dollars in thousands)
Contractually required payments receivable	$5,449
Less: Non-accretable difference	(1,355)
Cash flows expected to be collected	4,094
Less: accretable yield	(2,994)
Fair value of loans acquired	$1,100

The following table shows activity for the accretable yield on purchased credit-impaired commercial term loans for the three and nine months ended September 30, 2011:

(Dollars in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Accretable yield, beginning of period	$3,206	$-
Purchases of credit-impaired loans	-	2,994
Accretion	(102)	(219)
Reclassifications (1)	-	329
Accretable yield, end of period	$3,104	$3,104

(1)	During the second quarter of 2011, $0.3 million was reclassified to accretable yield from non-accretable difference based on changes in estimated future cash flows.

NOTE 7 — INVENTORIES

Inventories within the Company’s Consumer Products segment consist of a line of skin care products for women, which is available in retail stores across the country.  Inventories within the Company’s Distribution segment consist of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications.  The following table presents the composition of the Company’s inventories as of:

(Dollars in thousands)	September 30, 2011
Raw materials	$743
Work in progress	106
Finished goods	7,728
Total	$8,577

At September 30, 2011, all inventories are pledged as collateral to secure outstanding balances on NABCO’s and Cosmed’s lines of credit. There were no inventories at December 31, 2010.

NOTE 8 — DEBT

The following table presents the Company’s debt as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Lines of credit	$4,680	$-

Notes payable	$39,000	$39,000
Term loan	8,000	-
Seller notes	5,000	-
Long-term debt	$52,000	$39,000

Lines of credit
On September 30, 2011, NABCO completed a $16.0 million debt financing transaction (the “NABCO Financing”) with a third-party lender (the “Lender”). The NABCO Financing was completed pursuant to the terms of two business loan agreements (the “Loan Agreements”), the first provides for an $8.0 million revolving, asset-based loan (the “Revolving Loan”). The second provides for an $8.0 million term loan (the “Term Loan”) (see Term loan below). As a result of the NABCO Financing, NABCO repaid the Company $12.5 million that was previously used to acquire NABCO on July 29, 2011. The Company is not a borrower, obligor nor a guarantor under the Loan Agreements. The Loan Agreements require NABCO to maintain compliance with certain financial covenants. The $8.0 million Revolving Loan matures in September 2014 and is subject to a borrowing base.  The borrowing base is calculated by a formula, which is based on 80% of NABCO’s eligible accounts receivable plus 60% of NABCO’s eligible inventory, not to exceed $5.0 million, less reserves as further described in the Loan Agreements.  The Revolving Loan has a variable interest rate based upon the Lender’s Base Rate.  In the event of default, the interest rate will increase by 5.00% per annum.  The Revolving Loan is secured by all of NABCO’s assets.

In February 2011, Cosmed entered into a $3.0 million line of credit with a third-party lender to fund its operations.  The line of credit is secured by all of Cosmed’s assets.  Advances are based on a percentage of eligible trade receivables and inventory.  The line of credit is due on demand and bears interest at the prime rate plus 2.25% with a floor rate of 6.00% per annum.  Interest is due monthly in arrears on the first day of the month.  At September 30, 2011, $64 thousand was outstanding on the line of credit. Under the terms of the line of credit, Cosmed is required to maintain certain financial covenants.  At September 30, 2011, Cosmed was not in compliance with certain financial covenants and further advances on the line of credit are not available.  Signature has provided working capital financing to Cosmed from the time advances were no longer available under the line of credit.

Total interest expense on lines of credit was $17 thousand and zero for the three months ended September 30, 2011 and 2010, respectively.  Total interest expense on lines of credit was $55 thousand and zero for the nine months ended September 30, 2011 and 2010, respectively.

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

Interest expense on Notes Payable was $0.9 million for the three months ended September 30, 2011 and 2010. Interest expense on Notes Payable was $2.6 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Term loan
The $8.0 million Term Loan matures in September 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year 1, 15% of the original principal amount of the Term Loan in each of years 2 and 3, 20% of the original principal amount of the Term Loan in each of years 4 and 5, with a balloon payment of any remaining principal balance due at maturity.  The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum.  In the event of default, the interest rate will increase by 5.00% per annum.  At September 30, 2011, the interest rate on the Term Loan was 5.00%.  The Term Loan is secured by all of NABCO’s assets.

Seller notes
In connection with the NABCO Acquisition, NABCO issued $5.0 million in notes (the “Seller Notes”) to the former NABCO shareholders as part of the total consideration paid.  The Seller Notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments of $0.2 million beginning December 2011.  In addition to the scheduled quarterly principal payments, additional principal payments will be made subject to NABCO exceeding certain annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets beginning with the fiscal year ending December 31, 2011.  If NABCO exceeds the EBITDA targets, the additional principal payments are due quarterly beginning in the first quarter of the subsequent year.  The Seller Notes bear interest at 6.00% per annum and are paid quarterly beginning in the fourth quarter of 2011.

Total interest expense on the Seller Notes was $53 thousand for the three and nine months ended September 30, 2011.

NOTE 9 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from bankruptcy proceedings on June 11, 2010 (the “Effective Date”), Signature issued warrants (the “Warrants”) to purchase an aggregate of 15 million shares of the Company’s common stock to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $300,000.  The Warrants have a term of 10 years and an originial exercise price of $1.03 per share.  The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $300,000 purchase price for the Warrants is payable as the Warrants vest.  Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date and will pay $60,000 in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.  The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions.  In addition, the Warrants are also subject to “full ratchet” anti-dilution protection. The anti-dilution protection provisions of the Warrants provide that certain issuances of new shares of common stock during the term of the Warrants at prices below the current exercise price of the Warrants automatically reduce the exercise price to the lowest per share purchase price of any shares of common stock issued.

As part of the consideration paid for the NABCO acquisition (refer to Note 4 – Business Combinations), the Company issued 3,012,048 shares of Signature common stock to the former owners of NABCO, which triggered the anti-dilution protection provisions of the Warrants. This resulted in a reduction in the Warrant exercise price from $0.69 to $0.66 per share. However, the holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them.

The Company estimates the fair value of the common stock warrant liability each period utilizing a lattice option pricing model, which includes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.  For the three and nine months ended September 30, 2011, the change in fair value of common stock warrant liability was $2.8 million and $3.5 million, respectively.  The changes in fair value are primarily attributable to decreases in the underlying market price of the Company’s common stock and reductions in the remaining contractual term of the Warrants. Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in exercise price associated with anti-dilution protection provisions.

NOTE 10 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC Topic 740, Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities.

As of December 31, 2010, the Company had estimated federal and California state net operating loss (“NOL”) carryforwards of approximately $889.1 million and $1.0 billion, respectively, which expire at various dates between 2016 and 2030.  The Company’s federal NOLs have a 20-year life and begin to expire in 2027.   The Company’s state NOLs have either a 10-year or 20-year life and begin to expire in 2016.  The Company maintained a full valuation allowance against its deferred tax assets at September 30, 2011 and December 31, 2010, as it believed, at such time, it was more likely than not that the deferred tax assets would not be realized.

Income tax benefit, within continuing operations was $2.7 million and zero for the three months ended September 30, 2011 and 2010, respectively.  Income tax benefit, within continuing operations was $2.8 million and zero for the nine months ended September 30, 2011 and 2010, respectively.  The income tax benefit is primarily attributable to a decrease in the Company’s valuation allowance on deferred tax assets related to recognizing deferred tax liabilities in connection with the NABCO Acquisition and the acquisition of assets and assumption of certain liabilities of Costru.

Income tax expense, within discontinued operations, was $0.6 million and zero for the three months ended September 30, 2011 and 2010, respectively.  Income tax expense, within discontinued operations, was $1.0 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.  Income tax expense during the three and nine months ended September 30, 2011 is attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income, primarily in California. Based on California’s temporary suspension of the use of net operating loss carryforwards, the current taxable income results in a current period obligation.  Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income.

NOTE 11 — MANAGEMENT AGREEMENT

On July 28, 2011, the Company terminated the Interim Investment Management Agreement dated June 11, 2010 (the “Interim Management Agreement”), by and between the Company and Signature Capital Advisers, LLC (“SCA”), effective July 31, 2011 (the “Termination Date”). Pursuant to the terms of the Interim Management Agreement, the Board was permitted to terminate the agreement at any time, without the payment of any penalty, upon 60 days’ written notice to SCA (the “Advance Notice Requirement”). In connection with the termination of the Interim Management Agreement, SCA and the Company agreed that: (i) the Advance Notice Requirement shall be waived; (ii) the Company’s obligation to pay the management fee pursuant to the Interim Management Agreement terminated as of the Termination Date; (iii) the management fee payable to SCA for services provided in July 2011 will exclude the monthly compensation payments for Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli (collectively, the “SCA Executives”), each of whom have entered into employment agreements with the Company; and (iv) the terms and conditions of the Interim Management Agreement shall be terminated and of no further force or effect as of the Termination Date, except for the limitation of liability and indemnification provision of the Interim Management Agreement, which shall remain in full force and effect.

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

NOTE 12 — SHARE-BASED PAYMENTS

Share-based compensation awards, which include awards of restricted stock and stock options, are amortized at their grant date fair value.  Compensation expense for share-based awards is recognized on a straight-line basis over the requisite service period.  Nonvested restricted stock awards are not recorded as part of common stock in the consolidated balance sheets until they are earned.  However, since the shares are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of awards of restricted stock is determined based on the closing trade price of the Company’s shares on the grant date.  The fair value of stock options containing only service conditions is estimated using the Black-Scholes option pricing model.  The fair value of stock options containing both service and market conditions is estimated using a trinomial lattice pricing model.

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

On August 8, 2011 (“Award Date”), the Company granted an aggregate of 8,816,000 stock options and 1,779,903 shares of restricted stock to executives under the Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”).  The stock options were granted with an exercise price equal to the average of the closing prices of the Company’s common stock for the three-business-day period ending on the business day immediately before the Award Date.  Subject to acceleration of vesting and to such other terms and conditions as are set forth in the respective award agreements, the stock options vest as follows: (i) twenty-five percent (25%) on the six (6) month anniversary of the Award Date; (ii) twenty-five percent (25%) on the eighteen (18) month anniversary of the Award Date; (iii) twenty-five percent (25%) on the thirty (30) month anniversary of the Award Date; and (iv) twenty-five percent (25%) on July 1, 2015, with this final tranche subject to the Company’s common stock achieving certain trading prices as of such date. On December 6, 2011, the Company and Kenneth S. Grossman modified the vesting schedule of Mr. Grossman's stock option agreement to extend the vesting of the first twenty-five percent (25%) of stock options to coincide with the vesting of the second twenty-five percent (25%) of stock options on the eighteen (18) month anniversary of the Award Date. This modification to the vesting schedule results in additional compensation cost of approximately $6 thousand over the remaining requisite service period. Subject to acceleration of vesting and to such other terms and conditions as are set forth in the respective award agreements, the shares of restricted stock vest on December 31, 2013.  The aggregate grant-date fair value of the stock options and restricted stock was $1.7 million and $1.0 million, respectively.

For the three months ended September 30, 2011 and 2010, compensation expense for share-based awards was $0.3 million and zero, respectively.  For the nine months ended September 30, 2011 and 2010, compensation expense for share-based awards was $0.5 million and zero, respectively.  At September 30, 2011 and December 31, 2010, unrecognized compensation expense for share-based awards was $2.6 million and zero, respectively.

The following table presents the changes in nonvested shares of restricted stock during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares, December 31, 2010	316,267	$0.83
Granted	2,725,996	0.62
Vested	(316,267)	(0.83)
Forfeited	(410,956)	(0.73)
Nonvested shares, September 30, 2011	2,315,040	$0.60

The following table presents the changes in nonvested stock options during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock options, December 31, 2010	-	$-
Granted	8,816,000	0.19
Vested	-	-
Forfeited	-	-
Nonvested stock options, September 30, 2011	8,816,000	$0.19

There were no vested stock options outstanding at September 30, 2011.

In connection with the share-based awards granted to the SCA Executives, the Board, on July 28, 2011, also approved an amendment to the Incentive Plan that increased the authorized aggregate number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan to 25,000,000 shares.

On October 27, 2011, the Board amended the Incentive Plan to remove the annual limitation on equity awards to participants under the Incentive Plan, which was formerly 250,000 shares per individual, per calendar year.

NOTE 13 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted earnings (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted share awards and the Warrants determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Earnings (loss) from continuing operations	$2,625	$(3,510)	$(4,990)	$(19,212)
Loss attributable to noncontrolling interest	(31)	-	(93)	-
Earnings (loss) from continuing operations attributable to Signature Group Holdings, Inc.	2,656	(3,510)	(4,897)	(19,212)
Loss from discontinued operations, net of income taxes	(1,381)	(6,026)	(4,195)	(12,302)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,275	$(9,536)	$(9,092)	$(31,514)

Weighted-average basic shares outstanding	114,200,106	111,788,501	112,810,889	92,032,091
Weighted-average diluted shares outstanding	114,415,778	111,788,501	112,810,889	92,032,091

Basic earnings (loss) per share:
Continuing operations	$0.02	$(0.03)	$(0.04)	$(0.21)
Discontinued operations	(0.01)	(0.06)	(0.04)	(0.13)
Basic earnings (loss) per share	$0.01	$(0.09)	$(0.08)	$(0.34)

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.03)	$(0.04)	$(0.21)
Discontinued operations	(0.01)	(0.06)	(0.04)	(0.13)
Diluted earnings (loss) per share	$0.01	$(0.09)	$(0.08)	$(0.34)

Diluted earnings (loss) per share for the three months ended September 30, 2011, excludes 28,024 incremental shares related to restricted stock; 2,198,524 incremental shares related to stock options and 4,314,093 incremental shares related to the Warrants as they would be antidilutive. Diluted earnings (loss) per share for the nine months ended September 30, 2011, excludes 1,024 incremental shares related to restricted stock; 277,526 incremental shares related to stock options and 712,244 incremental shares related to the Warrants as they would be antidilutive.

Restricted stock, stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the Company’s common stock increases.

NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2011:
Assets:
Investment securities, available for sale	$4,657	$304	$-	$4,961

Liabilities:
Contingent consideration	$-	$-	$3,525	$3,525
Common stock warrant liability	-	-	2,224	2,224
Total	$-	$-	$5,749	$5,749

As of December 31, 2010:
Assets:
Investment securities, available for sale	$1,880	$304	$-	$2,184

Liabilities:
Common stock warrant liability	$-	$-	$5,700	$5,700

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three months ended September 30, 2011:
Contingent consideration	$-	$47	$-	$-	$3,478	$-	$3,525
Common stock warrant liability	5,027	(2,803)	-	-	-	-	2,224
Total	$5,027	$(2,756)	$-	$-	$3,478	$-	$5,749

Three months ended September 30, 2010:
Common stock warrant liability	$4,926	$(249)	$-	$-	$-	$-	$4,677

Nine months ended September 30, 2011:
Contingent consideration	$-	$47	$-	$-	$3,478	$-	$3,525
Common stock warrant liability	5,700	(3,476)	-	-	-	-	2,224
Total	$5,700	$(3,429)	$-	$-	$3,478	$-	$5,749

Nine months ended September 30, 2010:
Common stock warrant liability	$-	$(428)	$-	$-	$5,105	$-	$4,677

Nonrecurring Fair Value Measurements

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value.  These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under FASB ASC Topic 820-10.  The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2011:
Assets:
Real estate owned, net (1)	$-	$-	$1,313	$1,313
Loans held for sale, net	-	-	36,900	36,900
Total	$-	$-	$38,213	$38,213

As of December 31, 2010:
Assets:
Real estate owned, net (1)	$-	$-	$2,571	$2,571
Loans held for sale, net	-	-	38,938	38,938
Total	$-	$-	$41,509	$41,509

(1)	Amounts represent the Company’s real estate owned (“REO”) that resulted in gains (losses) recorded on a non-recurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities measured using estimated fair values on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Real estate owned, net	$(267)	$(737)	$(543)	$(1,578)
Loans held for sale, net	391	(2,086)	1,036	2,143
Commercial real estate investments	-	-	(445)	-
Discontinued lease liability	-	(14)	-	(47)
Total	$124	$(2,837)	$48	$518

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$46,977	$46,977	$70,424	$70,424
Investment securities, available for sale	4,961	4,961	2,184	2,184
Loans receivable, net	8,216	8,216	1,967	1,967
Discontinued Operations:
Cash and cash equivalents	117	117	568	568
FHLB stock	2,051	2,051	2,051	2,051
Loans held for sale, net	36,900	36,900	38,938	38,938
Commercial real estate investments	327	327	5,484	5,484
Note receivable	1,806	1,806	1,639	1,639

LIABILITIES
Continuing Operations:
Lines of credit	$4,680	$4,680	$-	$-
Contingent consideration	3,525	3,525	-	-
Long-term debt	52,000	46,150	39,000	35,685
Common stock warrant liability	2,224	2,224	5,700	5,700

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at September 30, 2011 and December 31, 2010:

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

FHLB stock
Federal Home Loan Bank (“FHLB”) stock is recorded at cost. Fremont’s former primary operating subsidiary, Fremont Investment & Loan (“FIL”), was previously a member of the FHLB of San Francisco. Ownership of these securities is restricted to member banks and purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

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

Contingent consideration
The fair value of contingent consideration is based on the Company’s expectation of future operating results and includes assumptions related to discount rates, and probabilities of various projected operating result scenarios.

Long-term debt
Long-term debt includes Notes Payable, Term Loan and Seller Notes.  The fair value of Notes Payable is based on quoted market prices.  The Term Loan and Seller Notes were newly issued during the quarter ended September 30, 2011 at market terms.

Common stock warrant liability
The fair value of the common stock warrant liability is based on a lattice option pricing model that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.

NOTE 15 — OPERATIONS BY REPORTABLE SEGMENT

The Company has four primary operating segments, which include Special Situation Lending, Strategic Acquisitions – Distribution, Strategic Acquisitions – Consumer Products and Discontinued Operations.  Results of operations and other financial measures that are not included in the Company’s four primary operating segments are included in Corporate and Other.  The following tables present the operating results and other key financial measures for the Company’s operating segments as of and for the periods indicated.

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended September 30, 2011:
Revenues	$548	$6,082	$227	$49	$(294)	$6,612	$1,741	$8,353
Expenses	2	5,239	617	5,225	(294)	10,789	2,501	13,290
Other income (expense)	71	(47)	-	4,191	-	4,215	-	4,215
Earnings (loss) before reorganization items, net and income taxes	617	796	(390)	(985)	-	38	(760)	(722)
Reorganization items, net	-	-	-	63	-	63	-	63
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	617	796	(390)	(1,048)	-	(25)	(760)	(785)
Income tax expense (benefit)	54	317	-	(3,021)	-	(2,650)	621	(2,029)
Net earnings (loss)	563	479	(390)	1,973	-	2,625	(1,381)	1,244
Loss attributable to noncontrolling interest	-	-	(31)	-	-	(31)	-	(31)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$563	$479	$(359)	$1,973	$-	$2,656	$(1,381)	$1,275

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended September 30, 2010:
Revenues	$53	$-	$-	$9	$-	$62	$(2,123)	$(2,061)
Expenses	-	-	-	3,027	-	3,027	3,903	6,930
Other income (expense)	-	-	-	249	-	249	-	249
Earnings (loss) before reorganization items, net and income taxes	53	-	-	(2,769)	-	(2,716)	(6,026)	(8,742)
Reorganization items, net	-	-	-	794	-	794	-	794
Earnings (loss) before income taxes	53	-	-	(3,563)	-	(3,510)	(6,026)	(9,536)
Income tax expense	-	-	-	-	-	-	-	-
Net earnings (loss)	$53	$-	$-	$(3,563)	$-	$(3,510)	$(6,026)	$(9,536)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine months ended September 30, 2011:
Revenues	$953	$6,082	$1,067	$117	$(339)	$7,880	$4,923	$12,803
Expenses	2	5,239	2,224	12,287	(339)	19,413	8,070	27,483
Other income (expense)	71	(47)	281	4,864	-	5,169	-	5,169
Earnings (loss) before reorganization items, net and income taxes	1,022	796	(876)	(7,306)	-	(6,364)	(3,147)	(9,511)
Reorganization items, net	-	-	-	1,388	-	1,388	-	1,388
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,022	796	(876)	(8,694)	-	(7,752)	(3,147)	(10,899)
Income tax expense (benefit)	60	317	-	(3,139)	-	(2,762)	1,048	(1,714)
Net earnings (loss)	962	479	(876)	(5,555)	-	(4,990)	(4,195)	(9,185)
Loss attributable to noncontrolling interest	-	-	(93)	-	-	(93)	-	(93)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$962	$479	$(783)	$(5,555)	$-	$(4,897)	$(4,195)	$(9,092)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine months ended September 30, 2010:
Revenues	$115	$-	$-	$122	$-	$237	$3,619	$3,856
Expenses	38	-	-	9,081	-	9,119	15,377	24,496
Other income (expense)	-	-	-	514	-	514	-	514
Earnings (loss) before reorganization items, net and income taxes	77	-	-	(8,445)	-	(8,368)	(11,758)	(20,126)
Reorganization items, net	-	-	-	10,844	-	10,844	394	11,238
Earnings (loss) before income taxes	77	-	-	(19,289)	-	(19,212)	(12,152)	(31,364)
Income tax expense	-	-	-	-	-	-	150	150
Net earning (loss)	$77	$-	$-	$(19,289)	$-	$(19,212)	$(12,302)	$(31,514)

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
At September 30, 2011	$18,845	$39,245	$2,818	$59,176	$(16,483)	$103,601	$45,503	$149,104
At December 31, 2010	4,218	-	-	74,065	-	78,283	57,261	135,544
Segment liabilities:
At September 30, 2011	$7,048	$30,516	$2,592	$44,825	$(16,483)	$68,552	$13,676	$82,228
At December 31, 2010	-	-	-	46,733	-	46,733	15,090	61,823

NOTE 16 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Dollars in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$117	$568
FHLB stock	2,051	2,051
Loans held for sale, net	36,900	38,938
Commercial real estate investments	327	5,484
Note receivable	1,806	1,639
Real estate owned, net	3,867	7,003
Property and equipment, net	-	778
Other assets	435	800
Total assets of discontinued operations	$45,503	$57,261

Repurchase reserve	$8,873	$8,873
Accrued expenses and other liabilities	4,803	6,217
Total liabilities of discontinued operations	$13,676	$15,090

Statements of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues:
Interest	$1,171	$1,034	$3,454	$3,319
Gain (loss) on loans held for sale	626	(2,173)	1,279	2,290
Loss on real estate owned, net	(278)	(1,120)	(585)	(2,646)
Other, net	222	136	775	656
Total revenues	1,741	(2,123)	4,923	3,619

Expenses:
Compensation	21	1,676	977	4,798
Professional fees	2,296	1,475	5,359	3,964
Insurance	-	-	-	3,497
Litigation	-	20	-	1,301
Other	184	732	1,734	1,817
Total expenses	2,501	3,903	8,070	15,377

Loss from discontinued operations before reorganization items, net and income taxes	(760)	(6,026)	(3,147)	(11,758)
Reorganization items, net	-	-	-	394
Loss from discontinued operations before income taxes	(760)	(6,026)	(3,147)	(12,152)
Income tax expense	621	-	1,048	150
Loss from discontinued operations	$(1,381)	$(6,026)	$(4,195)	$(12,302)

Loans held for sale, net
Loans held for sale, net is comprised of subprime residential real estate loans and is carried at the lower of aggregate cost or estimated fair value. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

The following table details the residential real estate loans held for sale as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Unpaid principal balance	$99,028	$106,598
Net deferred direct origination costs	163	184
Loans held for sale before valuation allowance	99,191	106,782
Valuation allowance	(62,291)	(67,844)
Loans held for sale, net	$36,900	$38,938
Principal balance of loans held for sale on non-accrual status	$47,721	$56,589

At September 30, 2011 and December 31, 2010, non-accrual residential real estate loans as a percentage of unpaid principal balances were 48% and 53%, respectively. There were no loans greater than 90 days past due and accruing interest at September 30, 2011 and December 31, 2010.

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

Loans included in commercial real estate investments are recorded at the lower of aggregate cost or fair value.  Investments in partnerships are recorded under the equity method and periodically assessed for impairment.  Commercial real estate investments consisted of the following as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Loans	$218	$1,018
Investments in partnerships	109	4,466
Total commercial real estate investments	$327	$5,484

During the three and nine months ended September 30, 2011, Signature sold $0.7 million and $4.0 million in commercial real estate investments, resulting in gains of zero and $0.7 million, respectively.  There were no sales of commercial real estate investments for the three and nine months ended September 30, 2010.

Impairment of commercial real estate investments was zero and $0.4 million for the three and nine months ended September 30, 2011.  There was no impairment of commercial real estate investments for the three and nine months ended September 30, 2010.

Real estate owned, net
REO consists of residential property acquired through or in lieu of foreclosure on loans secured by residential real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate owned	$4,609	$8,208
Valuation allowance	(742)	(1,205)
Real estate owned, net	$3,867	$7,003

Loss on real estate owned, net, including provisions for losses, gain or loss on dispositions and other expenses, were $0.3 million and $1.1 million during the three months ended September 30, 2011 and 2010, respectively.

Loss on real estate owned, net, including provisions for losses, gain or loss on dispositions and other expenses, were $0.6 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively.

Repurchase reserve
In prior years, as residential loans held for sale were sold, Fremont made customary standard industry representations and warranties about the loans sold. The Company may have to repurchase certain loans due to material defects that occurred in the origination of the loans. At September 30, 2011, the Company’s repurchase reserve for estimated losses expected to be realized totaled $8.9 million.  In preparing its estimate for the repurchase reserve, which includes both known and unknown claims, management considers the loan products, vintage, aging of repurchase claims, previous settlements with investors and actual loss experience. Provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statements of operations of discontinued operations.

There were no settlements of outstanding repurchase claims during the three and nine months ended September 30, 2011.  There were $28.3 million in settlements of outstanding repurchase claims during the three and nine months ended September 30, 2010.

Income taxes
Income tax expense was $0.6 million and zero for the three months ended September 30, 2011 and 2010, respectively.  Income tax expense was $1.0 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.  Refer to Note 10 – Income Taxes for additional information regarding income taxes.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Legal Actions
The Company is a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

Based on the Company’s current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, operating results or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1).   On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 50 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge.  Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The Complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly-owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter was then removed to U.S. District Court in Massachusetts.  Plaintiff filed a motion to remand the case back to Superior Court in Massachusetts.  On August 19, 2011, the matter was remanded back to the Superior Court in the Commonwealth of Massachusetts. On November 22, 2011, defendants filed a joint Motion to Dismiss for lack of standing.  The hearing on the Motion to Dismiss is set for January 12, 2012.  FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al.  (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 30 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 70 RMBS offerings purchased by clients of Cambridge.  Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million.  The Complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006.   The matter was then removed to U.S. District Court in Massachusetts.  Plaintiff filed a motion to remand the case back to Superior Court in Massachusetts.  In August 2011, in light of the ruling on remand in Cambridge Matter #1, the matter was remanded back to the Superior Court in the Commonwealth of Massachusetts by stipulation. On November 22, 2011, defendants filed a joint Motion to Dismiss for lack of standing.  The hearing on the Motion to Dismiss is set for January 12, 2012.  FMSC intends to defend itself vigorously in this matter.

Colburn Matters.  On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for FIL’s CRE group filed a complaint in the California Superior Court, County of Los Angeles, against FIL and unnamed defendants for breach of contract related to her Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Ms. Colburn claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff's termination effective August 28, 2007 and the value of 36 months of welfare benefits. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal.

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

Walker Matters. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted stock at the time of his termination and the value of 36 months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. Trial has been set to commence on September 11, 2012. The Company intends to vigorously defend against this lawsuit.

Mr. Walker’s Proof of Claim for $2.6 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding. The Company intends to vigorously defend against this claim.

National Credit Union Administration v. RBS Securities, et al (NCUA I). On June 20, 2011, The National Credit Union Association (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (U.S. Central), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 RMBS offerings purchased by U.S. Central.  NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings.  The Complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. No hearing date has been set. FMSC intends to defend itself vigorously in this matter.

National Credit Union Administration v. Goldman Sachs, et al. (NCUA II). On August 9, 2011, NCUA, acting as liquidator of U.S. Central, filed a lawsuit in the U.S. District Court in California for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 21 RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.2 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. These allegations against FMSC are identical to those in NCUA I. On December 27, 2011, NCUA voluntarily dismissed the matter without prejudice.

Faigin Matters.  On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) (formerly known as FIL) in the California Superior Court, County of Los Angeles. On February 3, 2009 Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. The Company is appealing the judgment and has recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by the Company in the amount of approximately $2.0 million with the Court. The Company has filed its Opening Brief and Mr. Faigin has filed a combined Opposition and Reply Brief. No hearing date has been set.

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

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California (the “Trial Court”) against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for resale during the period from October 27, 2005 through March 2, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008, as amended (the “Complaint”). On March 29, 2010, the Trial Court entered an Order Granting Fremont’s Motion to Dismiss the Complaint with prejudice (the “Court Order”). Plaintiffs appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit (the “Appellate Court”).  On November 29, 2011, the Appellate Court affirmed the dismissal of the Complaint with prejudice by the Trial Court.

Kingstown/McIntyre Matters.
On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedule 13D's indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Exchange Act) in connection with the Shareholder Group's intention to nominate a slate of directors for election to the Company's Board of Directors (the “Board”) at the Company's next annual meeting of shareholders.

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

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect, (ii) a declaration that the Plaintiffs are not an Acquiring Person, and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company's bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court.  The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Company's Chapter 11 Fourth Amended Plan of Reorganization (the “Plan”), which was confirmed by the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) by order dated June 9, 2010 (the “Confirmation Order”).

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

On November 29, 2011, the California Federal Bankruptcy Court ruled at a hearing on the Motion that the Rights Agreement was assumed under the Plan and remains in full force and effect following the Confirmation Order and the Company's emergence from bankruptcy proceedings. On December 9, 2011, the California Federal Bankruptcy Court entered its order on the aforementioned ruling (the “Rights Agreement Order”).

On December 7, 2011, Mr. McIntyre filed an amendment to his Schedule 13D to report the termination of his agreement with the Shareholder Group to (i) solicit proxies or written consents for the election of persons nominated by the Shareholder Group to the Board at the next annual meeting of shareholders and (ii) serve as a nominee on the Shareholder Group's proposed slate of directors for election to the Board.  On the same day, the Plaintiffs filed a Notice of Dismissal with the California Federal Bankruptcy Court dismissing the Proceeding.

On December 21, 2011, (i) Kingstown Partners Master Ltd., Kingstown Partners II L.P. and KTown LP, and (ii) Mr. McIntyre separately filed notices of appeal with the California Federal Bankruptcy Court from the Rights Agreement Order.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. As of September 30, 2011, there remained one outstanding bankruptcy professional fee dispute from one firm which aggregated $1.2 million.  On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission. A ruling has not been made.  On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application.

Unpaid Claims. As of September 30, 2011, there remained $10.4 million in open claims filed with the Bankruptcy Court (the “Unpaid Claims”), comprised of $6.8 million in claims by former employees, $2.7 million in claims filed subsequent to the Effective Date and after the claims bar date, and $0.9 million in contract claims. The Company is actively seeking the voluntary withdrawal of, the settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Signature does not believe it has any liability associated with these remaining Unpaid Claims.

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

OVERVIEW

Signature is a diversified business and financial services enterprise that intends to generate strong, risk-adjusted return on equity while protecting shareholder capital.  We presently operate in two primary business lines: (i) Special Situation Lending; and (ii) Strategic Acquisitions, which are more fully discussed herein.  In July 2011, we made the first material acquisition in our Strategic Acquisitions business line, acquiring 100% of the common stock of North American Breaker Company, Inc. (“NABCO”), a national market leader in the supply of circuit breakers to wholesale distributors serving various commercial, industrial and residential applications. Additionally, we maintain and are managing certain legacy assets and liabilities related to Fremont’s former businesses, which include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds held by Fremont (the “Legacy Assets”) and are reported as discontinued operations.

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

During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which included the liquidation and sale of certain assets, and minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets.  Accordingly, the Company’s results of operations include reorganization items, which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings.  These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process offset by interest earned on cash accumulated while in bankruptcy.

Operating Segments.  The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s unaudited consolidated financial statements present the Company’s financial condition and results of operations by operating segment.  Continuing operations includes our two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  We have four primary operating segments, Special Situation Lending, Strategic Acquisitions – Distribution, Strategic Acquisitions – Consumer Products and Discontinued Operations.

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

Strategic Acquisitions
In our Strategic Acquisitions business line, we provide capital to middle market companies whereby we obtain a significant equity interest in a company either through the direct purchase of a controlling interest, and in some cases all or substantially all of its equity, or through a structured debt transaction that results in our obtaining a significant equity interest from a debt-for-equity conversion, bankruptcy or foreclosure event, or other transactions. We may also acquire specialized assets such as product or brand licenses, royalty streams, subscriber bases or divisions of larger companies.  Our acquisitions may involve companies operating in healthy or distressed situations.  Currently, our Strategic Acquisitions business line includes two acquired businesses that are identified as our Strategic Acquisitions – Distribution and Strategic Acquisitions – Consumer Products operating segments.

Discontinued Operations
Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date.  The assets and liabilities primarily include a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and liabilities associated with the former lending and retail banking businesses. We also hold subordinated securities and residual interests resulting from Fremont's prior residential real estate loan securitization activity, which may result in future cash flow. These assets and liabilities are being managed to maximize cash recoveries and value for our shareholders and are expected to be redeployed into our long term business strategy over time.  Refer to Note 16 ― Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information about the Company’s Discontinued Operations.

Corporate and Other
Corporate and other costs primarily represent corporate administrative expenses related to those administrative, financial and human resource activities that are not allocated to operations and are excluded from segment results of operations. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments.

Material Weakness in Internal Control Over Financial Reporting.  As of September 30, 2011, the Company's internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2010 had not been fully remediated.  The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness.  Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company believes that the financial statements contained in this Form 10-Q and discussed in Management’s Discussion and Analysis, fairly and accurately present the financial position, results of operations and cash flows for each of the periods presented, in all material respects.

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

The Company’s critical accounting policies include those that address (i) accounting for reorganizations, (ii) discontinued operations, (iii) gain (loss) on loans held for sale, (iv) fair value measurements, (v) guarantees (repurchase reserve), (vi) common stock warrant liability, (vii) real estate owned, and (viii) income taxes.  See Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for more information about the Company’s critical accounting policies. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

As a result of implementing our business plan through the Special Situation Lending and Strategic Acquisitions business lines, the following changes were made to the Company’s critical accounting policies during the three and nine months ended September 30, 2011 to also address:

Business Combinations
Business combinations are accounted for using the acquisition method, whereby the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a gain on acquisition.  Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase price allocable to goodwill or gain on acquisition.

The Company estimates and records the acquisition date estimated fair value of contingent consideration, if any, as part of purchase price consideration. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations.  An increase in the expected earn-out will result in a charge to operations in the quarter that the anticipated fair value of contingent consideration increases, while a decrease in the expected earn-out will result in a credit to operations in the quarter that the anticipated fair value of contingent consideration decreases.  The estimate of the fair value of contingent consideration requires subjective assumptions to be made about future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

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

Inventories
Inventories consist of manufactured goods and goods acquired for resale and are stated at the lower of cost or market.  Inventory costs are determined on a first-in, first-out basis for our Strategic Acquisitions – Consumer Products segment and on a moving average historical cost for our Strategic Acquisitions – Distributions segment.

Purchased Credit-Impaired Loans
Purchased credit-impaired loans are loans acquired at a discount to face value where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan.  The excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method.  The excess of contractual cash flows over cash flows expected to be collected at acquisition is referred to as the non-accretable difference and is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired.

There were no other changes in our critical accounting policies from those disclosed in the Annual Report.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

General
During the third quarter of 2011, we completed the first material strategic acquisition of an operating business.  On July 29, 2011, we acquired 100% of the common stock of NABCO pursuant to the terms of a Stock Purchase Agreement by and among Signature, NABCO and the two shareholders of NABCO (the “NABCO Acquisition”).  Headquartered in Burbank, California, NABCO is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory utilized in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable nationwide delivery in the repair and replacement niche. Prior to the NABCO Acquisition, NABCO had approximately $26.3 million in sales and $4.8 million in net income for its year ended December 31, 2010, and approximately $14.8 million in sales and $3.7 million in net income (unaudited) for its six months ended June 30, 2011. For additional information about the NABCO Acquisition and historical financial results of NABCO prior to the NABCO Acquisition, see our Current Report on Form 8-K filed with the SEC on August 1, 2011 and the Amendment No. 1 to this Form 8-K filed with the SEC on October 12, 2011. NABCO’s historical financial results and performance prior to the NABCO Acquisition is not an indication of the future performance of the NABCO business and should not be relied upon for such purpose. The total consideration paid at the closing of the transaction was $36.9 million, which included a cash payment of approximately $23.4 million, the issuance of $5.0 million in subordinated, unsecured promissory notes (the “Seller Notes”), the issuance of Signature common stock with a fair value of $1.8 million, the assumption of $3.1 million in liabilities and a $3.5 million estimated liability for contingent consideration.  At the date of acquisition, the Company identified temporary differences between the book and tax bases of the acquired identifiable assets and assumed liabilities and recorded a deferred tax liability, net of deferred tax assets, of $2.7 million.  The recognition of this $2.7 million net deferred tax liability resulted in an income tax benefit to the Company resulting from a reduction of a portion of the Company’s valuation allowance against its net deferred tax assets.  As a result of this transaction, Signature’s consolidated operations reflect substantial changes from prior reporting periods.

Three Months Ended September 30, 2011

The following is a summary of significant operating results for the three months ended September 30, 2011.

•	Net earnings attributable to Signature Group Holdings, Inc. of $1.3 million for the three months ended September 30, 2011, as compared to a loss of $9.5 million for the comparable period in 2010.
―	Earnings from continuing operations of $2.6 million for the three months ended September 30, 2011, as compared to a loss of $3.5 million for the comparable 2010 period.
―	Loss from discontinued operations, net of income taxes of $1.4 million for the three months ended September 30, 2011, as compared to $6.0 million for the comparable 2010 period.

•	Revenues of $6.6 million for the three months ended September 30, 2011, as compared to $62 thousand for the comparable 2010 period.

•	Expenses of $10.8 million for the three months ended September 30, 2011, as compared to $3.0 million for the comparable 2010 period.

•	Other income (expense) of $4.2 million for the three months ended September 30, 2011, as compared to $0.2 million for the comparable 2010 period.

•	Reorganization items, net of $63 thousand for the three months ended September 30, 2011, as compared to $0.8 million for the comparable 2010 period.

•	Income tax benefit of $2.7 million for the three months ended September 30, 2011, as compared to zero for the comparable 2010 period.

Nine Months Ended September 30, 2011

The following is a summary of significant operating results for the nine months ended September 30, 2011.

•	Net loss attributable to Signature Group Holdings, Inc. of $9.1 million for the nine months ended September 30, 2011, as compared to $31.5 million for the comparable period in 2010.
―	Loss from continuing operations of $5.0 million for the nine months ended September 30, 2011, as compared to $19.2 million for the comparable 2010 period.
―	Loss from discontinued operations, net of income taxes of $4.2 million for the nine months ended September 30, 2011, as compared to $12.3 million for the comparable 2010 period.

•	Revenues of $7.9 million for the nine months ended September 30, 2011, as compared to $0.2 million for the comparable 2010 period.

•	Expenses of $19.4 million for the nine months ended September 30, 2011, as compared to $9.1 million for the comparable 2010 period.

•	Other income of $5.2 million for the nine months ended September 30, 2011, as compared to $0.5 million for the comparable 2010 period.

•	Reorganization items, net of $1.4 million for the nine months ended September 30, 2011, as compared to $10.8 million for the comparable 2010 period.

•	Income tax benefit of $2.8 million for the nine months ended September 30, 2011, as compared to zero for the comparable 2010 period.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$6,612	$62	$7,880	$237
Expenses	10,789	3,027	19,413	9,119
Other income (expense)	4,215	249	5,169	514
Earnings (loss) from continuing operations before reorganization items, net and income taxes	38	(2,716)	(6,364)	(8,368)
Reorganization items, net	63	794	1,388	10,844
Loss from continuing operations before income taxes	(25)	(3,510)	(7,752)	(19,212)
Income tax benefit	(2,650)	-	(2,762)	-
Earnings (loss) from continuing operations	2,625	(3,510)	(4,990)	(19,212)
Loss from discontinued operations, net of income taxes	(1,381)	(6,026)	(4,195)	(12,302)
Net earnings (loss)	1,244	(9,536)	(9,185)	(31,514)
Loss attributable to noncontrolling interest	(31)	-	(93)	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,275	$(9,536)	$(9,092)	$(31,514)

Three months ended September 30, 2011 compared to three months ended September 30, 2010

General
Net earnings attributable to Signature Group Holdings, Inc. increased $10.8 million to $1.3 million for the three months ended September 30, 2011 as compared to a loss of $9.5 million for the three months ended September 30, 2010.  The increase is related to a $6.1 million decrease in loss from continuing operations to earnings of $2.6 million for the three months ended September 30, 2011, and a $7.4 million decrease in loss from discontinued operations, net of income taxes to $1.4 million for the three months ended September 30, 2011.

Earnings (loss) from continuing operations
Earnings from continuing operations increased $6.1 million to $2.6 million for the three months ended September 30, 2011 as compared to a loss of $3.5 million for the three months ended September 30, 2010.  The increase is related to a $6.6 million increase in revenues, a $4.0 million increase in other income (expense), a $0.7 million decrease in reorganization items, net, and a $2.7 million increase in income tax benefit, partially offset by a $7.8 million increase in expenses.  See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $4.6 million to a loss of $1.4 million for the three months ended September 30, 2011 as compared to $6.0 million for the three months ended September 30, 2010.  The decrease is primarily related to a $3.9 million increase in revenues and a $1.4 million decrease in expenses, partially offset by a $0.6 million increase in income tax expense for the three months ended September 30, 2011.  See “Review of Operating Segments Results of Operations - Discontinued Operations” below for additional detail.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

General
Net loss attributable to Signature Group Holdings, Inc. decreased $22.4 million to $9.1 million for the nine months ended September 30, 2011 as compared to $31.5 million for the nine months ended September 30, 2010.  The decrease in net loss is primarily related to a $14.2 million decrease in loss from continuing operations to $5.0 million for the nine months ended September 30, 2011, and an $8.1 million decrease in loss from discontinued operations, net of income taxes to $4.2 million for the nine months ended September 30, 2011.

Loss from continuing operations
Loss from continuing operations decreased $14.2 million to $5.0 million for the nine months ended September 30, 2011 as compared to $19.2 million for the nine months ended September 30, 2010.  The decrease is related to a $9.5 million decrease in reorganization items, net, a $7.6 million increase in revenues, a $4.7 million increase in other income (expense) and a $2.8 million increase in income tax benefit.  Partially offsetting the decrease in loss was a $10.3 million increase in expenses.  See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of income taxes decreased $8.1 million to a loss of $4.2 million for the nine months ended September 30, 2011 as compared to $12.3 million for the nine months ended September 30, 2010.  The decrease is primarily related to a $7.3 million decrease in expenses, a $1.3 million increase in revenues and a $0.4 million decrease in reorganization items, net, partially offset by a $0.9 million increase in income tax expense for the nine months ended September 30, 2011.  See “Review of Operating Segments Results of Operations - Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(Dollars in the thousands)	2011	2010
Cash and cash equivalents	$46,977	$70,424
Investment securities, available for sale	4,961	2,184
Loans receivable, net	8,216	1,967
Trade and other receivables, net	4,997	198
Inventories	8,577	-
Goodwill	18,381	-
Intangible assets, net	8,617	-
Other assets	2,875	3,510
Assets of discontinued operations	45,503	57,261
TOTAL ASSETS	$149,104	$135,544

Lines of credit	$4,680	$-
Accrued expenses and other liabilities	6,123	2,033
Contingent consideration	3,525	-
Long-term debt	52,000	39,000
Common stock warrant liability	2,224	5,700
Liabilities of discontinued operations	13,676	15,090
TOTAL LIABILITIES	82,228	61,823
TOTAL SHAREHOLDERS' EQUITY	66,876	73,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$149,104	$135,544

September 30, 2011 compared to December 31, 2010

General
Total assets increased by $13.6 million or 10.0% to $149.1 million at September 30, 2011 from $135.5 million at December 31, 2010, primarily as a result of the NABCO Acquisition.  Additionally, Cosmed, Inc. (“Cosmed”), a newly formed subsidiary of Signature, also made a small acquisition of the assets and assumption of certain liabilities of a consumer products business in the first quarter of 2011 (the “Cosmed Acquisition”).  Also, we continued to grow our Special Situations segment with increases to our investment securities, available for sale and loans receivable, net of $2.8 million and $6.2 million, respectively.  Partially offsetting the increase in assets was a $23.4 million decrease in cash and cash equivalents and an $11.8 million decrease in assets of discontinued operations.  Total liabilities increased by $20.4 million or 33.0% to $82.2 million at September 30, 2011 from $61.8 million at December 31, 2010, primarily as a result of the liabilities assumed in the NABCO Acquisition.  Partially offsetting the increase was a $3.5 million decrease in common stock warrant liability and a $2.0 million decrease in liabilities of discontinued operations.

Total shareholders’ equity decreased to $66.9 million at September 30, 2011 from $73.7 million at December 31, 2010.    The decrease in shareholders’ equity is primarily related to the $9.2 million net loss for the nine months ended September 30, 2011 which is discussed in more detail above under “Consolidated Results of Operations,” partially offset by a $1.8 million increase attributable to common stock issued as part of purchase consideration for the NABCO Acquisition.

Cash and cash equivalents
Cash and cash equivalents decreased $23.4 million to $47.0 million at September 30, 2011 from $70.4 million at December 31, 2010 primarily due to $23.4 million in cash consideration paid in the NABCO Acquisition, the purchase and funding of $6.5 million of senior secured debt, the purchase of $4.7 million of investment securities, available for sale, and $1.0 million related to the Cosmed Acquisition.  Additionally, the decrease in cash and cash equivalents is due to the payment of expenses associated with the $9.2 million net loss for the nine months ended September 30, 2011.  The decrease in cash and cash equivalents was partially offset by $12.5 million in proceeds related to borrowings from a new senior credit facility.  See “Lines of credit” and “Long-term debt” below for additional details. The Company received $3.8 million in net proceeds from the sale of its Anaheim Hills, California facility and related land, $2.0 million in proceeds from a corporate bond called at par and $4.6 million and $4.2 million in proceeds received from the sale of commercial real estate investments and real estate owned, net, respectively, within the assets of discontinued operations.

Investment securities, available for sale
Investment securities available for sale increased $2.8 million to $5.0 million at September 30, 2011 from $2.2 million at December 31, 2010.  The increase was primarily due to the purchase of $5.7 million par value in corporate bonds for $4.7 million.  The increase was partially offset by $1.9 million in corporate bonds that were called at par during the third quarter ended September 30, 2011.  The call of the corporate bonds resulted in a gain of $71 thousand during the three months ended September 30, 2011.

Loans receivable, net
Loans receivable, net increased $6.2 million to $8.2 million at September 30, 2011 from $2.0 million at December 31, 2010.  The increase was primarily due to the purchase of $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  The senior secured debt consists of a performing revolving line of credit and a credit-impaired term loan.  The revolving line of credit and term loan have variable interest rates based upon the Prime rate plus 2.50% which was equivalent to 5.75% at September 30, 2011.  Subsequent to the purchase of the senior secured debt, the Company funded an additional $2.2 million, net of repayments, on the revolving line of credit.

Trade and other receivables, net
Trade and other receivables, net increased $4.8 million to $5.0 million at September 30, 2011 from $0.2 million at December 31, 2010.  The increase was due to the Cosmed Acquisition and NABCO Acquisition during February 2011 and July 2011, respectively.

Inventories
Inventories increased $8.6 million to $8.6 million at September 30, 2011 from zero at December 31, 2010.  The increase was due to the Cosmed Acquisition and NABCO Acquisition.  Of the $8.6 million in inventories, $1.2 million is consumer products inventory consisting of a line of skin care products for women, which is available in retail stores across the country and $7.4 million is electrical component inventory primarily consisting of new electrical circuit breakers for use in commercial, industrial and residential applications.

Intangible assets, net
Intangible assets, net increased $8.6 million to $8.6 million at September 30, 2011 from zero at December 31, 2010.  The increase was due to the Cosmed Acquisition and NABCO Acquisition.  The total purchase consideration, for each acquisition, was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates.  The acquired identifiable intangible assets related to the Cosmed Acquisition primarily included product formulas of $0.8 million, trademarks of $0.2 million, customer lists of $0.1 million and domain names of $0.1 million. The acquired identifiable intangible assets related to the NABCO Acquisition primarily included customer relationships of $7.3 million and trade names of $0.9 million.  The fair values of acquired identifiable intangible assets were estimated based on projected future cash flows, discounted using an estimated weighted average cost of capital.

Goodwill
Goodwill increased $18.4 million to $18.4 million at September 30, 2011 as compared to zero at December 31, 2010.  Goodwill was recorded as a result of the NABCO Acquisition during the third quarter of 2011.  The assets and liabilities of NABCO were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired resulted in $18.4 million of goodwill.

Lines of credit
Lines of credit increased $4.7 million to $4.7 million at September 30, 2011 as compared to zero at December 31, 2010.  The increase was primarily related to NABCO’s debt financing transaction (the “NABCO Financing”) with a third-party lender (the “Lender”) completed on September 30, 2011.  The NABCO Financing was completed pursuant to the terms of two business loan agreements, one of which provides for a term loan and the second of which provides for a revolving, asset-based loan.  NABCO borrowed $4.6 million of an $8.0 million revolving asset-based loan (the “Revolving Loan”), which matures on September 29, 2014.  Advances under the Revolving Loan are subject to a borrowing base.  The Revolving Loan has a variable interest rate based upon the Lender’s Base Rate, which is equivalent to 4.00% at September 30, 2011.

Accrued expenses and other liabilities
Accrued expenses and other liabilities increased $4.1 million to $6.1 million at September 30, 2011 as compared to $2.0 million at December 31, 2010.  The increase is primarily attributable to $3.1 million in accrued expenses and other liabilities of Cosmed and NABCO at September 30, 2011 associated with the business combinations during 2011.  Additionally, accrued expenses and other liabilities increased due to corporate and other professional fees.

Long-term debt
Long-term debt increased $13.0 million to $52.0 million at September 30, 2011 as compared to $39.0 million at December 31, 2010.  The increase was related to the NABCO Financing whereby NABCO borrowed $8.0 million in term debt (the “Term Loan”), which matures on September 29, 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year 1; 15% of the original principal amount of the Term Loan in each of years 2 and 3; 20% of the original principal amount of the Term Loan in each of years 4 and 5; and a balloon payment of any remaining principal balance due at maturity.   The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum, which is equivalent to 5.00% at September 30, 2011.  Additionally, the increase in long-term debt was due to the issuance of $5.0 million in Seller Notes to the former NABCO shareholders as part of the consideration paid for the NABCO Acquisition.  The Seller Notes mature on January 29, 2016, have a fixed 6% interest rate and are subject to scheduled quarterly principal and interest payments beginning December 2011.

Contingent consideration
Contingent consideration increased $3.5 million to $3.5 million at September 30, 2011 as compared to zero at December 31, 2010.  An estimated liability for contingent consideration was recorded as a result of the NABCO Acquisition during the third quarter of 2011.  The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain EBITDA milestones for the fiscal year ended December 31, 2012.

In connection with the Cosmed Acquisition, the Company is obligated to make an additional earn-out payment of up to $5.0 million, subject to a revenue target of $60.0 million in annualized revenues being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for at least $60.0 million during a specified time period, not to exceed 39 months from the acquisition date. At both the acquisition date and at September 30, 2011, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earn-out period.

The estimate of the fair value of contingent consideration is based on the Company’s expectation about future operating results and includes assumptions related to discount rates and probabilities assigned to various profitability scenarios.  Any change in estimated fair value of contingent consideration is recorded in other income (expense) in the Company’s consolidated statements of operations.

Common stock warrant liability
Common stock warrant liability decreased $3.5 million to $2.2 million at September 30, 2011 as compared to $5.7 million at December 31, 2010.  Pursuant to the Plan, for an aggregate cash purchase price of $0.3 million, Signature issued warrants to purchase an aggregate of 15 million shares of Signature common stock (the “Warrants”).

The Warrants include a ratchet anti-dilution protection provision, which provides for a reduction in the exercise price of the Warrants if any common stock (or equivalents), other than common stock (or equivalents) issued under the Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”), of the Company is issued at a price per share less than the exercise price during the term of the Warrants.  The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period.  Accordingly, equity treatment is not allowed and the Warrants are classified as a derivative liability and re-measured at fair value at each reporting period. The Company valued the Warrants using a lattice option pricing model that utilizes various assumptions.

The $3.5 million change in fair value of the common stock warrant liability during the nine months ended September 30, 2011 is primarily attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants.  Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in exercise price associated with the ratchet anti-dilution protection provision resulting from the issuance of restricted stock to directors during the second quarter of 2011 and the issuance of Signature common stock to the former NABCO shareholders, as part of the purchase consideration for the NABCO Acquisition during the third quarter of 2011, at prices below the then current exercise price.  However, the holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them.  As a result, the holders of only 21% of the Warrants received the benefit of these anti-dilution protections upon the issuance of new shares of Signature common stock to the former owners of NABCO that resulted in a reduction in their Warrants’ exercise price from $0.69 to $0.66 per share.

Assets and liabilities of discontinued operations
Assets of discontinued operations decreased to $45.5 million at September 30, 2011 as compared to $57.3 million at December 31, 2010.  Liabilities of discontinued operations decreased to $13.7 million at September 30, 2011 as compared to $15.1 million at December 31, 2010.  See “Review of Operating Segments Financial Condition - Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following tables present revenues, expenses, net earnings (loss) and other key financial measures from our operating segments for the three months ended September 30, 2011 and 2010.  We have four primary operating segments: Special Situation Lending, Strategic Acquisitions – Distribution, Strategic Acquisitions – Consumer Products and Discontinued Operations.  Results of operations and other financial measures that are not included in our four primary operating segments are included in Corporate and Other in the tables below.

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended September 30, 2011:
Net sales	$-	$6,082	$227	$-	$-	$6,309	$-	$6,309
Interest	548	-	-	49	(294)	303	1,171	1,474
Gain on loans held for sale	-	-	-	-	-	-	626	626
Other, net	-	-	-	-	-	-	(56)	(56)
Total revenues	548	6,082	227	49	(294)	6,612	1,741	8,353

Cost of goods sold	-	3,530	242	-	-	3,772	-	3,772
Selling, general and administrative	2	240	77	1,198	-	1,517	184	1,701
Interest	-	310	59	877	(294)	952	-	952
Amortization of intangibles	-	571	78	-	-	649	-	649
Compensation	-	366	145	1,443	-	1,954	21	1,975
Professional fees	-	222	16	1,707	-	1,945	2,296	4,241
Total expenses	2	5,239	617	5,225	(294)	10,789	2,501	13,290
Other income (expense)	71	(47)	-	4,191	-	4,215	-	4,215
Earnings (loss) before reorganization items, net and income taxes	617	796	(390)	(985)	-	38	(760)	(722)
Reorganization items, net	-	-	-	63	-	63	-	63
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	617	796	(390)	(1,048)	-	(25)	(760)	(785)
Income tax expense (benefit)	54	317	-	(3,021)	-	(2,650)	621	(2,029)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	563	479	(390)	1,973	-	2,625	(1,381)	1,244
Loss attributable to noncontrolling interest	-	-	(31)	-	-	(31)	-	(31)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$563	$479	$(359)	$1,973	$-	$2,656	$(1,381)	$1,275

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended September 30, 2010:
Interest	$53	$-	$-	$9	$-	$62	$1,034	$1,096
Loss on loans held for sale	-	-	-	-	-	-	(2,173)	(2,173)
Other, net	-	-	-	-	-	-	(984)	(984)
Total revenues	53	-	-	9	-	62	(2,123)	(2,061)

Selling, general and administrative	-	-	-	876	-	876	752	1,628
Interest	-	-	-	892	-	892	-	892
Compensation	-	-	-	478	-	478	1,676	2,154
Professional fees	-	-	-	781	-	781	1,475	2,256
Total expenses	-	-	-	3,027	-	3,027	3,903	6,930

Other income (expense)	-	-	-	249	-	249	-	249
Earnings (loss) before reorganization items, net and income taxes	53	-	-	(2,769)	-	(2,716)	(6,026)	(8,742)
Reorganization items, net	-	-	-	794	-	794	-	794
Earnings (loss) before income taxes	53	-	-	(3,563)	-	(3,510)	(6,026)	(9,536)
Income tax expense	-	-	-	-	-	-	-	-
Net earnings (loss)	$53	$-	$-	$(3,563)	$-	$(3,510)	$(6,026)	$(9,536)

Special Situation Lending

At September 30, 2011, our Special Situation Lending business line had $18.8 million in total assets.  During the nine months ended September 30, 2011, we purchased corporate bonds with $5.7 million in par value for $4.7 million and $8.4 million in senior secured debt for $4.3 million.  We also funded an additional $2.2 million, net of repayments under a revolving line of credit associated with the purchased senior secured debt.  Additionally, we had $5.0 million in intercompany notes receivable to our Strategic Acquisitions – Distribution and Consumer Products segments.

The acquired corporate bonds have contractual interest rates ranging from 10% to 13% with maturities of less than five years from the date of purchase.  The corporate bonds were purchased at discounts.  The discounts are amortized to interest income using the effective yield method.

The acquired senior secured debt consists of a performing revolving line of credit and a credit-impaired term loan.  The revolving line of credit has a variable interest rate based upon the prime rate plus 2.50% which was equivalent to 5.75% at September 30, 2011.  The estimated cash flow in excess of our initial investment in the term loan is considered accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method.

Intercompany notes receivable have interest rates ranging from 10% to 12%.

Revenues related to the Special Situation Lending business line totaled $0.5 million for the three months ended September 30, 2011 as compared to $53 thousand for the three months ended September 30, 2010.  The increase in revenues relates to $0.2 million in interest income associated with the investments in corporate bonds and senior secured debt.  In addition, revenues include $0.3 million in interest income related to the intercompany note issued to NABCO during the third quarter of 2011.

Other income (expense) totaled $71 thousand for the three months ended September 30, 2011 as compared to zero for the three months ended September 30, 2010.  Other income of $71 thousand is attributable to a realized gain on a $2.0 million corporate bond that was called at par.

The activity in the Special Situation Lending business line has been funded with equity capital and non-interest bearing intercompany payables.

Strategic Acquisitions

Distribution
On July 29, 2011, we completed the second transaction within our Strategic Acquisitions business line by acquiring 100% of the common stock of NABCO.  NABCO, headquartered in Burbank, California, is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory used in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable nationwide delivery in the repair and replacement niche.  Historically, NABCO has experienced seasonality in its business, with higher revenues occurring during the summer months when weather patterns cause increased electrical usage.  Additionally, during the summer season, NABCO runs a sales promotion event, which further drives a seasonal impact on its results of operations.  The operating results of NABCO are included in the consolidated financial statements from the acquisition date.  The Company incurred direct costs related to this acquisition aggregating approximately $0.2 million. These costs were recognized as selling, general and administrative expenses in the Company’s consolidated statements of operations during the second and third quarters of 2011.

Revenues in the Distribution segment totaled $6.1 million for the period from July 29, 2011 (acquisition date) through September 30, 2011.

Expenses in the Distribution segment totaled $5.2 million for the three months ended September 30, 2011.  The expenses are primarily attributable to $3.5 million in cost of goods sold, $0.3 million in interest expense, $0.4 million in compensation expense and $0.6 million in amortization of intangible assets.

Consumer Products
On February 18, 2011, we completed the first transaction within our Strategic Acquisitions business line by acquiring, through our newly-formed subsidiary, Cosmed, certain assets and assuming certain liabilities of Costru for consideration totaling $2.7 million.  Cosmed, which does business under the trade name CosmedicineTM, is a branded, consumer products company.  Cosmed manufactures a line of skin care products for women, which is available in retail stores across the country.  Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% held by the former owners of Costru.  The operating results of Cosmed are included in the consolidated financial statements from the acquisition date.  The Company incurred direct costs related to this acquisition aggregating approximately $72 thousand. These costs were recognized as selling, general and administrative expenses in the Company’s consolidated statement of operations during the first quarter of 2011.

Revenues in the Consumer Products segment totaled $0.2 million for the three months ended September 30, 2011 attributable to net sales from Cosmed.

Expenses in the Consumer Products segment totaled $0.6 million for the three months ended September 30, 2011.  The expenses are primarily attributable to $0.2 million in cost of goods sold, $0.1 million in compensation expense, $77 thousand in selling, general and administrative expenses and $78 thousand in amortization of intangibles.

Corporate and Other

Amounts included in “Corporate and Other” do not meet the definition of a segment, but include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

General
Income from corporate and other operations increased $5.7 million to $2.1 million for the three months ended September 30, 2011 as compared to a loss of $3.6 million for the three months ended September 30, 2010.  The increase is primarily related to a $4.5 million increase in other income, a $2.7 million increase in income tax benefit, and a $0.7 million decrease in reorganizations items, net, partially offset by a $2.2 million increase in expenses.

Expenses
Total expenses increased $2.2 million to $5.2 million for the three months ended September 30, 2011 as compared to $3.0 million for the three months ended September 30, 2010.  The increase is primarily related to a $1.0 million increase in compensation expense, $0.9 million increase in professional fees and a $0.3 million increase in selling, general and administrative expenses.

Selling, general and administrative
Selling, general and administrative expenses increased $0.3 million to $1.2 million for the three months ended September 30, 2011 as compared to $0.9 million for the three months ended September 30, 2010.  The increase is primarily related to a $0.2 million increase in information technology expense and $0.1 million increase in other expenses.  The increase in information technology expense and other expense is primarily attributable to costs associated with the growth in operations including the outsourcing of information technology support.

Compensation
Compensation expense increased $1.0 million to $1.4 million for the three months ended September 30, 2011 as compared to $0.5 million for the three months ended September 30, 2010.  The increase in compensation is primarily related to the transfer of all of the employees of Signature Capital Advisers, LLC (“SCA”) to Signature Group Holdings, Inc. as part of the Company’s decision to terminate the Interim Investment Management Agreement dated June 11, 2010 (the “Interim Management Agreement”), by and between the Company and SCA, effective July 31, 2011.  As a result, the Company incurred an increase of $0.7 million in salaries and benefits from the increase in its employee headcount and the management agreements entered into with its executive officers.  Additionally, the increase in compensation expense is due to $0.3 million in share-based compensation expense associated with share-based awards which include restricted stock and stock options.

Professional fees
Professional fees increased $0.9 million to $1.7 million for the three months ended September 30, 2011 as compared to $0.8 million for the three months ended September 30, 2010.  The increase is primarily related to increased legal, consulting and transaction costs, including corporate legal matters, the preparation of the Company's delinquent Exchange Act filings and due diligence and other transaction costs related to its lending and acquisition activities.

Other income (expense)
Other income (expense) increased $4.5 million to $4.7 million for the three months ended September 30, 2011 as compared to $0.2 million for the three months ended September 30, 2010.  The increase is primarily related to a $2.8 million change in fair value of common stock warrant liability and a $1.4 million gain on sale of premises.

The change in fair value of the common stock warrant liability during the three months ended September 30, 2011 was primarily attributable to a decrease in the underlying market price of the Company’s common stock, partially offset by a decrease in exercise price of the Warrants associated with the ratchet anti-dilution protection provision resulting from the issuance of Signature common stock to the former NABCO shareholders, at prices below the then current exercise price.  However, the holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them.  As a result, the holders of only 21% of the Warrants received the benefit of these anti-dilution protections upon the issuance of new shares of Signature common stock to the former NABCO shareholders.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

The gain on sale of premises during the three months ended September 30, 2011 is due to the sale of the Company’s Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million.  The sale resulted in a gain of $1.4 million.

Reorganization items, net

Reorganization items, net decreased $0.7 million to $63 thousand for the three months ended September 30, 2011 as compared to $0.8 million for the three months ended September 30, 2010.  The decrease resulted from a reduction in professional and legal fees associated with the bankruptcy.

Reorganization items, net represent expense or income items that were incurred or realized by the Company as a result of the bankruptcy. These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

Income taxes
Income tax benefit increased to $2.7 million for the three months ended September 30, 2011 as compared to zero for the three months ended September 30, 2010.  The income tax benefit is attributable to a decrease in the Company’s valuation allowance on deferred tax assets as a result of the deferred tax liabilities recognized in connection with the NABCO Acquisition.

Discontinued Operations

The discontinued operations present the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date.  In accordance with FASB ASC 205-20,  Presentation of Financial Statements – Discontinued Operations, loss after taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

General
Loss from discontinued operations, net of income taxes decreased $4.6 million to a loss of $1.4 million for the three months ended September 30, 2011 as compared to a loss of $6.0 million for the three months ended September 30, 2010.  The decrease is primarily related to a $3.9 million increase in revenues and a $1.4 million decrease in expenses, partially offset by a $0.6 million increase in income tax expense.

Revenues
Revenues increased $3.9 million to $1.7 million for the three months ended September 30, 2011 as compared to ($2.1) million for the three months ended September 30, 2010.  The increase in revenue is primarily related to a $2.8 million increase in gain on loans held for sale and a $0.9 million increase in other, net.

Gain (loss) on loans held for sale
Gain (loss) on loans held for sale increased $2.8 million to a gain of $0.6 million for the three months ended September 30, 2011 as compared to a loss of $2.2 million for the three months ended September 30, 2010.  The $0.6 million gain for the three months ended September 30, 2011 is due to a reduction in valuation allowance for loans held for sale attributable to a decrease in non-accrual loans, borrower pay-offs and principal payments and gains related to net realizable value of REO in excess of the carrying value of loans held for sale at the date of foreclosure and transfer to REO. The $2.2 million loss on loans held for sale for the three months ended September 30, 2010 is primarily related to lower of cost or market write-downs associated with an increase in loss severities on residential real estate loans during the period.

Other, net
Other, net revenues increased $0.9 million to ($56) thousand for the three months ended September 30, 2011 as compared to ($1.0) million for the three months ended September 30, 2010.  The increase in other, net revenues is primarily due to a $0.9 million decrease in losses on REO and $0.2 million in cash flows received on previously impaired investment securities.

The decrease in REO losses is primarily due to a $0.5 million decrease in additional impairment write-downs subsequent to foreclosure and a $0.4 million decrease in REO expenses during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The decrease in additional impairment write-downs subsequent to foreclosure is due to a reduction in the number of REO properties and a decrease in number of properties requiring impairment write-downs during the quarter.  The decrease in REO expense is associated with decreased levels of REO properties during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Expenses
Expenses decreased $1.4 million to $2.5 million for the three months ended September 30, 2011 as compared to $3.9 million for the three months ended September 30, 2010.  The decrease in expenses is primarily related to a $1.7 million reduction in compensation expense and a $0.6 million decrease in selling, general and administrative expenses, partially offset by a $0.8 million increase in professional fees.

Selling, general and administrative
Selling, general and administrative expenses decreased $0.6 million to $0.2 million for the three months ended September 30, 2011 as compared to $0.8 million for the three months ended September 30, 2010.  The decrease is primarily related to a $0.2 million decrease in information technology expense, a $0.2 million decrease in other loan related expenses and a $0.1 million decrease in occupancy expense.  The decrease in information technology expenses and occupancy expense is due to reductions in personnel, office space and operating activities associated with discontinued operations.  The decrease in other loan related expenses were due to reductions in servicing fees, servicing advances and other expenses associated with the discontinued residential real estate loans held for sale portfolio during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Compensation
Compensation expense decreased $1.7 million to $21 thousand for the three months ended September 30, 2011 as compared to $1.7 million for the three months ended September 30, 2010.  The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees increased $0.8 million to $2.3 million for the three months ended September 30, 2011 as compared to $1.5 million for the three months ended September 30, 2010.  The increase in professional fees was primarily related to litigation costs associated with the former insurance, banking and residential lending divisions, including prosecution of legal matters where Signature is the plaintiff.

Income tax expense
Income tax expense increased $0.6 million to $0.6 million for the three months ended September 30, 2011 as compared to zero for the three months ended September 30, 2010.  The increase in income tax expense for the three months ended September 30, 2011 is attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income, primarily in California.  Based on California’s temporary suspension of the use of net operating loss carryforwards, the current taxable income results in a current period obligation.  Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine months ended September 30, 2011:
Net sales	$-	$6,082	$1,067	$-	$-	$7,149	$-	$7,149
Interest	953	-	-	117	(339)	731	3,454	4,185
Gain on loans held for sale	-	-	-	-	-	-	1,279	1,279
Other, net	-	-	-	-	-	-	190	190
Total revenues	953	6,082	1,067	117	(339)	7,880	4,923	12,803

Cost of goods sold	-	3,530	763	-	-	4,293	-	4,293
Selling, general and administrative	2	240	693	3,211	-	4,146	1,734	5,880
Interest	-	310	143	2,632	(339)	2,746	-	2,746
Amortization of intangibles	-	571	181	-	-	752	-	752
Compensation	-	366	366	2,264	-	2,996	977	3,973
Professional fees	-	222	78	4,180	-	4,480	5,359	9,839
Total expenses	2	5,239	2,224	12,287	(339)	19,413	8,070	27,483
Other income (expense)	71	(47)	281	4,864	-	5,169	-	5,169
Earnings (loss) before reorganization items, net and income taxes	1,022	796	(876)	(7,306)	-	(6,364)	(3,147)	(9,511)
Reorganization items, net	-	-	-	1,388	-	1,388	-	1,388
Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,022	796	(876)	(8,694)	-	(7,752)	(3,147)	(10,899)
Income tax expense (benefit)	60	317	-	(3,139)	-	(2,762)	1,048	(1,714)
Net earnings (loss)	962	479	(876)	(5,555)	-	(4,990)	(4,195)	(9,185)
Loss attributable to noncontrolling interest	-	-	(93)	-	-	(93)	-	(93)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$962	$479	$(783)	$(5,555)	$-	$(4,897)	$(4,195)	$(9,092)

	Continuing Operations
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine months ended September 30, 2010:
Interest	$115	$-	$-	$122	$-	$237	$3,319	$3,556
Gain on loans held for sale	-	-	-	-	-	-	2,290	2,290
Other, net	-	-	-	-	-	-	(1,990)	(1,990)
Total revenues	115	-	-	122	-	237	3,619	3,856

Selling, general and administrative	38	-	-	3,164	-	3,202	6,615	9,817
Interest	-	-	-	3,189	-	3,189	-	3,189
Compensation	-	-	-	1,403	-	1,403	4,798	6,201
Professional fees	-	-	-	1,325	-	1,325	3,964	5,289
Total expenses	38	-	-	9,081	-	9,119	15,377	24,496
Other income (expense)	-	-	-	514	-	514	-	514
Earnings (loss) before reorganization items, net and income taxes	77	-	-	(8,445)	-	(8,368)	(11,758)	(20,126)
Reorganization items, net	-	-	-	10,844	-	10,844	394	11,238
Earnings (loss) before income taxes	77	-	-	(19,289)	-	(19,212)	(12,152)	(31,364)
Income tax expense	-	-	-	-	-	-	150	150
Net earnings (loss)	$77	$-	$-	$(19,289)	$-	$(19,212)	$(12,302)	$(31,514)

Special Situation Lending

Revenues related to the Special Situation Lending business line totaled $1.0 million for the nine months ended September 30, 2011 as compared to $0.1 million for the nine months ended September 30, 2010.  The revenues primarily relate to interest income associated with the investments in corporate bonds and senior secured debt.  In addition, revenues include $0.3 million in interest income primarily related to an intercompany note issued to NABCO during the third quarter of 2011 to partially fund the NABCO Acquisition or for working capital purposes.

Expenses related to the Special Situation Lending business line totaled $2 thousand for the nine months ended September 30, 2011 as compared to $38 thousand for the nine months ended September 30, 2010.  The expenses for the nine months ended September 30, 2010 related to provision for loan losses associated with the commercial real estate loan portfolio.

The activity in the Special Situation Lending business line has been funded with equity capital and non-interest bearing intercompany payables.

Strategic Acquisitions

Distribution
Revenues in the Strategic Acquisitions – Distribution segment totaled $6.1 million for the nine months ended September 30, 2011. The revenues are attributable to net sales from NABCO from July 29, 2011 (acquisition date) through September 30, 2011.  There were no revenues associated with the Strategic Acquisitions – Distribution segment for the nine months ended September 30, 2010.

Expenses in the Strategic Acquisitions – Distribution segment totaled $5.2 million for the nine months ended September 30, 2011.  The expenses are attributable to NABCO from July 29, 2011 through September 30, 2011.  The expenses primarily consist of $3.5 million in cost of goods sold, $0.3 million in interest expense, $0.4 million in compensation expense and $0.6 million in amortization of intangible assets.  There were no expenses associated with the Strategic Acquisitions – Distribution segment for the nine months ended September 30, 2010.

Consumer Products
Revenues in the Strategic Acquisitions – Consumer Products segment totaled $1.1 million for the nine months ended September 30, 2011.  The revenues are attributable to net sales from Cosmed from February 18, 2011 (date operations commenced) through September 30, 2011.  There were no revenues associated with the Strategic Acquisitions – Consumer Products segment for the nine months ended September 30, 2010.

Expenses in the Strategic Acquisitions – Consumer Products segment totaled $2.2 million for the nine months ended September 30, 2011.  The expenses are attributable to $0.8 million in cost of goods sold, $0.7 million in selling, general and administrative expenses, $0.4 million in compensation expense and $0.2 million in amortization of intangibles.  The expenses are attributable to Cosmed from February 18, 2011 through September 30, 2011.  There were no expenses associated with the Strategic Acquisitions – Consumer Products segment for the nine months ended September 30, 2010.

Other income (expense) in the Strategic Acquisitions – Consumer Products segment totaled $0.3 million for the nine months ended September 30, 2011 related to a gain on acquisition resulting from the difference between the fair value of net assets acquired and total purchase consideration of the Cosmed Acquisition.  There was no other income (expense) associated with the Strategic Acquisitions – Consumer Products segment for the nine months ended September 30, 2010.

Corporate and Other

General
Loss from corporate and other operations decreased $13.9 million to a loss of $5.4 million for the nine months ended September 30, 2011 as compared to a loss of $19.3 million for the nine months ended September 30, 2010.  The decrease is primarily related to a $4.9 million increase in other income, a $2.8 million increase in income tax benefit, and a $9.5 million decrease in reorganizations items, net, partially offset by a $3.2 million increase in expenses.

Expenses
Total expenses increased $3.2 million to $12.3 million for the nine months ended September 30, 2011 as compared to $9.1 million for the nine months ended September 30, 2010.  The increase is primarily related to a $2.9 million increase in professional fees and a $0.9 million increase in compensation expense, partially offset by a $0.6 million decrease in interest expense.

Interest expense
Interest expense decreased $0.6 million to $2.6 million for the nine months ended September 30, 2011 as compared to $3.2 million for the nine months ended September 30, 2010.  The decrease in interest expense relates to the reduction in long-term debt outstanding associated with the settlement with the holders of the Company’s previously outstanding $166.5 million of 7.875% Senior Notes due 2009 (“Senior Notes”) and $100.0 million of 9% Trust Originated Preferred Securities (“TOPrS”) on the Effective Date.  As part of the settlement, the Company issued $39.0 million in Notes Payable bearing 9.0% annual interest and due in 2016.  During the nine months ended September 30, 2011, the Company incurred $2.6 million in interest expense on the Notes Payable.  During the nine months ended September 30, 2010, the Company incurred $2.0 million in interest expense on the Senior Notes and $1.1 million in interest expense on the Notes Payable.  During the bankruptcy period, the Senior Notes contractual interest rate was reduced from 7.875% to the federal judgment rate of 2.51% from the Petition Date through the Effective Date, and the TOPrS received no interest.

Compensation
Compensation expense increased $0.9 million to $2.3 million for the nine months ended September 30, 2011 as compared to $1.4 million for the nine months ended September 30, 2010.  The increase in compensation is primarily related to the transfers of all of the employees of SCA to the Company as part of the Company’s decision to terminate the Interim Management Agreement.  As a result, the Company incurred an increase of $0.4 million in salaries and benefits from the increase in employee headcount and the management agreements entered into with its executive officers.  Additionally, the increase in compensation expense is due to $0.5 million in share-based compensation expense associated with share-based awards which include restricted stock and stock options.

Professional fees
Professional fees increased $2.9 million to $4.2 million for the nine months ended September 30, 2011 as compared to $1.3 million for the nine months ended September 30, 2010.  The increase is primarily related to increased legal, consulting and transaction costs associated with corporate legal matters, the preparation of the Company's delinquent Exchange Act filings and due diligence and other transaction costs related to lending and acquisition activities.

Other income (expense)
Other income (expense) increased $4.4 million to $4.9 million for the nine months ended September 30, 2011 as compared to $0.5 million for the nine months ended September 30, 2010.  The increase is primarily related to a $3.5 million change in fair value of common stock warrant liability and a $1.4 million gain on sale of premises.

The change in fair value of the common stock warrant liability during the nine months ended September 30, 2011 was primarily attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants. Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in exercise price associated with the ratchet anti-dilution protection provisions resulting from the issuance of restricted stock to directors during the second quarter of 2011 and the issuance of Signature common stock to the former NABCO shareholders, as part of the purchase consideration for the NABCO Acquisition during the third quarter of 2011, at prices below the then current exercise price.  However, approximately 79% of holders of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them.  As a result, the holders of only 21% of the Warrants received the benefit of these anti-dilution protections upon the issuance of new shares of Signature common stock to the former NABCO shareholders.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

The gain on sale of premises during the three months ended September 30, 2011 is due to the sale of the Company’s Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million.  The sale resulted in a gain of $1.4 million.

Reorganization items, net
Reorganization items, net decreased $9.5 million to $1.4 million for the nine months ended September 30, 2011 as compared to $10.8 million for the nine months ended September 30, 2010.  The decrease related to a reduction in professional and legal fees associated with the bankruptcy.  During the nine months ended September 30, 2011, professional and legal fees were primarily related to costs associated with bankruptcy professional fee disputes.  During the nine months ended September 30, 2010, the Company incurred significant professional and legal fees associated with the reorganization and exit from bankruptcy on June 11, 2010.

Income tax benefit
Income tax benefit increased to $3.1 million for the nine months ended September 30, 2011 as compared to zero for the nine months ended September 30, 2010.  The income tax benefit is primarily attributable to a decrease in the Company’s valuation allowance on deferred tax assets related to recognizing deferred tax liabilities in connection with the NABCO Acquisition and the acquisition of assets and assumption of certain liabilities of Costru.

Discontinued Operations

General
Loss from discontinued operations decreased $8.1 million to a loss of $4.2 million for the nine months ended September 30, 2011 as compared to a loss of $12.3 million for the nine months ended September 30, 2010.  The decrease in loss from discontinued operations is primarily related to a $7.3 million decrease in expenses, a $1.3 million increase in revenues and a $0.4 million decrease in reorganization items, net, partially offset by a $0.9 million increase in income tax expense.

Revenues
Revenues increased $1.3 million to $4.9 million for the nine months ended September 30, 2011 as compared to $3.6 million for the nine months ended September 30, 2010.  The increase in revenue is primarily related to a $2.2 million increase in other, net revenues and a $0.3 million increase in interest income, partially offset by a $1.0 million decrease in gain on loans held for sale.

Gain on loans held for sale
Gain on loans held for sale decreased $1.0 million to a gain of $1.3 million for the nine months ended September 30, 2011 as compared to $2.3 million for the nine months ended September 30, 2010.  The $1.3 million gain for the nine months ended September 30, 2011 is due to a reduction in valuation allowance for loans held for sale attributable to a decrease in non-accrual loans and borrower pay-offs and principal payments and gains related to net realizable value of REO in excess of the carrying value of loans held for sale at the date of foreclosure and transfer to REO.  The $2.3 million gain for the nine months ended September 30, 2010 is primarily related to a reversal of $2.1 million in provision for valuation allowance for loans held for sale associated with increases in estimated fair value as a result of declines in borrower delinquencies, borrower pay-offs and principal payments, partially offset by an increase in loss severities on residential real estate loans during the period.

Other, net
Other, net revenues increased $2.2 million to $0.2 million for the nine months ended September 30, 2011 as compared to ($2.0) million for the nine months ended September 30, 2010.  The increase in other, net revenues is primarily due to a $2.1 million decrease in losses on REO and a $0.2 million increase in gain on commercial real estate investments and $0.3 million in cash flows received on previously impaired investment securities.

The decrease in REO losses is primarily due to a $1.0 million decrease in additional impairment write-downs subsequent to foreclosure and a $1.3 million decrease in REO expenses, partially offset by a $0.3 million decrease in gain on sale of REO during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The decrease in additional impairment write-downs subsequent to foreclosure is due to a reduction in the number of REO properties and a decrease in the number of properties requiring impairment write-downs during the nine months ended September 30, 2011.  The decrease in REO expense is associated with decreased levels of REO properties during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease in REO losses were partially offset by a $0.2 million gain on sale of REO during the nine months ended September 30, 2011 as compared to a $0.5 million gain on sale of REO for the nine months ended September 30, 2010.

The increase in gain on commercial real estate investments of $0.2 million to $0.1 million for the nine months ended September 30, 2011 as compared to a loss of $0.1 million for the nine months ended September 30, 2010 is primarily related to a $0.7 million gain on sale of commercial real estate investments, partially offset by a $0.5 million impairment charge on commercial real estate investments during the nine months ended September 30, 2011.

Expenses
Expenses decreased $7.3 million to $8.1 million for the nine months ended September 30, 2011 as compared to $15.4 million for the nine months ended September 30, 2010.  The decrease in expenses is primarily related to a $4.9 million decrease in selling, general and administrative expenses and a $3.8 million reduction in compensation expense, partially offset by a $1.4 million increase in professional fees.

Selling, general and administrative
Selling, general and administrative expense decreased $4.9 million to $1.7 million for the nine months ended September 30, 2011 as compared to $6.6 million for the nine months ended September 30, 2010.  The decrease is primarily related to a $3.5 million decrease in insurance expense and a $1.3 million decrease in litigation settlement expense, partially offset by a $0.5 million increase in depreciation expense and a $0.3 million increase in other loan related expenses.  Insurance expense decreased to zero for the nine months ended September 30, 2011 as compared to $3.5 million for the nine months ended September 30, 2010.  The decrease in insurance expense was primarily related to the run-off of directors and officers, and fiduciary liability policies prior to the Effective Date.  Litigation settlement expenses decreased to zero for the nine months ended September 30, 2011 as compared to $1.3 million for the nine months ended September 30, 2010 as certain legal matters had been resolved.  Partially offsetting the decrease in selling, general and administrative expenses was a $0.5 million increase in depreciation expense to $0.8 million for the nine months ended September 30, 2011 as compared to $0.3 million for the nine months ended September 30, 2010.  The increase in depreciation expense was associated with changes in the estimated useful lives of the remaining assets.  Additionally, other loan related expenses increased $0.3 million to $0.7 million for the nine months ended September 30, 2011 as compared to $0.4 million for the nine months ended September 30, 2010.  The increase in other loan related expenses were attributable to servicing advances and other expenses associated with the discontinued residential real estate loans held for sale portfolio during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Compensation
Compensation expense decreased $3.8 million to $1.0 million for the nine months ended September 30, 2011 as compared to $4.8 million for the nine months ended September 30, 2010.  The decrease in compensation expense is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees
Professional fees increased $1.4 million to $5.4 million for the nine months ended September 30, 2011 as compared to $4.0 million for the nine months ended September 30, 2010.  The increase in professional fees was primarily associated with litigation costs associated with the former insurance, banking and residential lending divisions, including prosecution of legal matters where Signature is the plaintiff.

Reorganization items, net
Reorganization items, net decreased $0.4 million to zero for the nine months ended September 30, 2011 as compared to $0.4 million for the nine months ended September 30, 2010.  The reorganization items, net for September 30, 2010 related to professional and legal fees associated with the bankruptcy.

Income tax expense
Income tax expense increased $0.9 million to $1.0 million for the nine months ended September 30, 2011 as compared to $0.2 million for the nine months ended September 30, 2010.  The increase in income taxes is primarily attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income and state income tax in California, based on the State’s temporary suspension of the use of net operating loss carryforwards.  Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of September 30, 2011 and December 31, 2010.  The Corporate and Other segment does not meet the definition of a segment as it contains parent company assets and liabilities that are not allocated to operating segments.

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations
September 30, 2011
Cash and cash equivalents	$404	$312	$314	$45,947	$-	$46,977	$117
Investment securities, available for sale	4,961	-	-	-	-	4,961	-
Loans receivable, net	8,216	-	-	-	-	8,216	-
Trade and other receivables, net	-	4,699	168	130	-	4,997	-
Inventories	-	7,367	1,210	-	-	8,577	-
Goodwill	-	18,381	-	-	-	18,381
Intangible assets, net	-	7,573	1,044	-	-	8,617	-
Loans held for sale, net	-	-	-	-	-	-	36,900
Commercial real estate investments	-	-	-	-	-	-	327
Real estate owned, net	-	-	-	-	-	-	3,867
Intercompany receivable	5,047	14	-	8,397	(13,458)	-	-
Other assets	217	899	82	4,702	(3,025)	2,875	4,292
Total assets	$18,845	$39,245	$2,818	$59,176	$(16,483)	$103,601	$45,503

Lines of credit	$-	$4,616	$64	$-	$-	$4,680	$-
Contingent consideration	-	3,525	-	-	-	3,525
Long-term debt	-	13,000	-	39,000	-	52,000	-
Common stock warrant liability	-	-	-	2,224	-	2,224	-
Repurchase reserve	-	-	-	-	-	-	8,873
Intercompany payable	7,042	4,000	2,150	266	(13,458)	-	-
Accrued expenses and other liabilities	60	5,375	378	3,335	(3,025)	6,123	4,803
Total liabilities	$7,102	$30,516	$2,592	$44,825	$(16,483)	$68,552	$13,676

	Continuing Operations
		Strategic Acquisitions
(Dollars in thousands)	Special Situation Lending	Distribution	Consumer Products	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2010
Cash and cash equivalents	$-	$-	$-	$70,424	$-	$70,424	$568
Investment securities, available for sale	2,184	-	-	-	-	2,184	-
Loans receivable, net	1,967	-	-	-	-	1,967	-
Trade and other receivables, net	-	-	-	198	-	198	-
Loans held for sale, net	-	-	-	-	-	-	38,938
Commercial real estate investments	-	-	-	-	-	-	5,484
Real estate owned, net	-	-	-	-	-	-	7,003
Other assets	67	-	-	3,443	-	3,510	5,268
Total assets	$4,218	$-	$-	$74,065	$-	$78,283	$57,261

Long-term debt	$-	$-	$-	$39,000	$-	$39,000	$-
Common stock warrant liability	-	-	-	5,700	-	5,700	-
Repurchase reserve	-	-	-	-	-	-	8,873
Accrued expenses and other liabilities	-	-	-	2,033	-	2,033	6,217
Total liabilities	$-	$-	$-	$46,733	$-	$46,733	$15,090

Special Situation Lending

At September 30, 2011, our Special Situation Lending business line had $18.8 million in total assets and $7.1 million in total liabilities compared to $4.2 million in total assets and zero liabilities at December 31, 2010.

Investment securities, available for sale
Investment securities, available for sale increased $2.8 million to $5.0 million at September 30, 2011 as compared to $2.2 million at December 31, 2010.  The $2.8 million increase is due to the purchase of corporate bonds with $5.7 million in par value for $4.7 million, partially offset by a $1.9 million decrease in corporate bonds related to a $2.0 million bond that was called at par during the three months ended September 30, 2011 and the Company realized a $71 thousand gain.  Investment securities, available for sale totaled $5.0 million and are net of $69 thousand in unrealized losses at September 30, 2011. At September 30, 2011, corporate bonds included one security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million. Additionally, corporate bonds include two securities, from the same obligor, with an aggregate par value of $2.7 million, coupons of 13.00% per annum and maturity dates of October 2014, purchased for $2.0 million.  At December 31, 2010, corporate bonds included one security with a par value of $2.0 million, a coupon of 10.00% per annum and a maturity of March 2012.

Loans receivable, net
Loans receivable, net increased $6.2 million to $8.2 million at September 30, 2011 from $2.0 million at December 31, 2010.    During the first quarter of 2011, our wholly-owned subsidiary, Signature Credit Partners, Inc., acquired $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million.  The senior secured debt consists of a performing revolving line of credit and a credit-impaired term loan.  Subsequent to the purchase of senior secured debt, the Company funded an additional $2.2 million on the revolving line of credit, net of repayments.  Additionally, the Company received $0.4 million in principal payments and recognized $0.2 million in accretable yield on the term loan subsequent to the acquisition.  At September 30, 2011, the carrying amount of the revolving line of credit and term loan was $5.3 million and $1.0 million, respectively.

Additionally, loans receivable, net includes commercial real estate loans consisting of a participation interest in a pool of adjustable rate multi-family mortgage loans.  Commercial real estate loans declined $0.1 million to $1.9 million at September 30, 2011 as compared to $2.0 million at December 31, 2010.  The decrease is primarily related to principal payments received.  As of September 30, 2011, non-accrual loans totaled $38 thousand or 2.0% of unpaid principal balance as compared to $38 thousand or 1.9% at December 31, 2010.  The weighted average yield on these loans, representing annualized interest income as a percentage of the aggregate portfolio’s unpaid principal balance (“UPB”) was 5.74% at September 30, 2011 as compared to 5.68% at December 31, 2010.

Intercompany receivable
Intercompany receivables totaled $5.0 million at September 30, 2011 as compared to zero at December 31, 2011.  The balance primarily relates to a $4.0 million intercompany note due from NABCO at 10% interest per annum and a $0.8 million intercompany note due from Cosmed at 12% per annum.  The intercompany notes are eliminated in consolidation in the Company’s consolidated balance sheets.

Strategic Acquisitions

Distribution
On July 29, 2011, we completed the second transaction within our Strategic Acquisitions business line by acquiring 100% of the common stock of NABCO.  NABCO, headquartered in Burbank, California, is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory used in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable nationwide delivery in the repair and replacement niche.

At September 30, 2011, our Strategic Acquisitions - Distribution segment had $39.2 million in total assets and $30.5 million in total liabilities.  Assets primarily include $4.7 million in trade and other receivables, $7.4 million in inventory, $18.4 million in goodwill, $7.6 million in intangible assets, net and $0.9 million in other assets.   Liabilities primarily include a $4.6 million line of credit, $13.0 million in long-term debt, $3.5 million in contingent consideration, $4.0 million in intercompany payables and $5.4 million in other liabilities.  Long-term debt includes the $8.0 million Term Loan and $5.0 million in Seller Notes.  The intercompany payables relate to an intercompany note due an affiliate.  The intercompany payable is eliminated in consolidation in the Company’s consolidated balance sheets.  Other liabilities primarily include $2.7 million in deferred income taxes for temporary differences between the book and tax bases of the acquired identifiable assets and assumed liabilities from the NABCO Acquisition as well as accrued trade payables and other accrued expenses.  Deferred tax liabilities at individual segments are eliminated in segment consolidation, given the full valuation allowance on net deferred tax assets in the Company’s consolidated balance sheet at September 30, 2011.

Consumer Products
On February 18, 2011, we completed the first transaction within our Strategic Acquisitions business line when we acquired, through our newly-formed subsidiary, Cosmed, certain assets and assumed certain liabilities of Costru for consideration totaling $2.7 million.  Cosmed, which does business under the trade name CosmedicineTM, manufactures a line of skin care products for women, which is available in retail stores across the country.  Signature currently owns 92% of the outstanding stock of Cosmed, with the remaining 8% held by the former owners of Costru.

At September 30, 2011, our Consumer Products segment had $2.8 million in total assets and $2.6 million in total liabilities.  Assets primarily include $1.2 million in inventory and $1.0 million in intangible assets, net.  Liabilities primarily include $2.2 million in intercompany payables and $0.4 million in other liabilities.  The intercompany payable is eliminated in consolidation in the Company’s consolidated balance sheets.

Corporate and Other

At September 30, 2011, Corporate and Other had $60.0 million in total assets and $44.8 million in total liabilities compared to $74.0 million in total assets and $46.7 million in total liabilities at December 31, 2010.

Cash and cash equivalents
Cash and cash equivalents decreased $24.5 million to $45.9 million at September 30, 2011 from $70.4 million at December 31, 2010 primarily due to capital deployment in our two primary business lines and payment of expenses.  The Company paid $23.4 million in cash consideration for the NABCO Acquisition, $6.3 million to purchase and fund senior secured debt and $4.7 million to purchase investment securities, available for sale.  Additionally, the Company paid $1.0 million in connection with the Cosmed Acquisition.  The decrease in cash and cash equivalents was also due to the payment of expenses associated with the $9.2 million net loss for the nine months ended September 30, 2011.  The decrease in cash and cash equivalents was partially offset by $12.5 million in borrowings associated with the NABCO Financing.  Additionally, the Company received $3.8 million in net proceeds from the sale of its Anaheim Hills, California facility and related land, $2.0 million in proceeds from a corporate bond called at par, $4.6 million in proceeds received from the sale of commercial real estate investments and $4.2 million in proceeds received from the sale of real estate owned, net, within the assets of discontinued operations.

Intercompany receivable
Intercompany receivable increased to $8.4 million at September 30, 2011 as compared to zero at December 31, 2010.  The intercompany receivable primarily consists of intercompany notes issued to the Special Situation Lending and Consumer Products segments.  The intercompany receivables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets
Other assets increased to $4.7 million at September 30, 2011 as compared to $3.4 million at December 31, 2010.  The increase in other assets is primarily due to a $2.8 million decrease in the Company’s valuation allowance on deferred tax assets related to recognizing deferred tax liabilities in connection with the NABCO Acquisition and the acquisition of assets and assumption of certain liabilities of Costru. Deferred tax assets and liabilities at individual segments are eliminated in segment consolidation. Additionally, prepaid expenses and income taxes receivable increased $0.6 million.  Partially offsetting the increase in other assets was a $2.3 million decrease in premises and equipment, net related to the sale of the Company’s Anaheim Hills, California facility and related land during the third quarter of 2011.

Common stock warrant liability
Common stock warrant liability decreased $3.5 million to $2.2 million at September 30, 2011 as compared to $5.7 million at December 31, 2010.  The $3.5 million change in fair value of the common stock warrant liability during the nine months ended September 30, 2011 is primarily attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants.  Partially offsetting the decrease in estimated fair value of the common stock warrant liability was a decrease in exercise price associated with the ratchet anti-dilution protection provision resulting from the issuance of restricted stock to directors during the second quarter of 2011 and the issuance of Signature common stock to the former NABCO shareholders, as part of the purchase consideration for the NABCO Acquisition during the third quarter of 2011, at prices below the then current exercise price.  This resulted in a reduction in the Warrant exercise price from $0.69 to $0.66 per share.  However, approximately 79% of holders of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them.  As a result, the holders of 21% of the Warrants received the benefit of these anti-dilution protections upon the issuance of new shares of Signature common stock to the former owners of NABCO.  The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Other liabilities
Other liabilities increased to $3.3 million at September 30, 2011 as compared to $2.0 million at December 31, 2010.  The increase in other liabilities is primarily due to an increase in accrued trade payables and other accrued liabilities associated with increased operating activities.

Discontinued Operations

At September 30, 2011, our Discontinued Operations segment had $45.5 million in total assets and $13.7 million in total liabilities as compared to $57.3 million in total assets and $15.1 million in total liabilities at December 31, 2010.

Loans held for sale, net
Loans held for sale, net primarily consists of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007.  Loans held for sale, net are carried at $36.9 million, consisting of $99.0 million in UPB and a $62.3 million valuation allowance, or 37.3% of UPB at September 30, 2011 as compared to $38.9 million, consisting of $106.6 million in UPB and a $67.8 million valuation allowance, or 36.5% of UPB at December 31, 2010.   The decrease is primarily related to $1.4 million in net transfers of loans held for sale to REO as a result of foreclosures and $1.7 million in borrower pay-offs and principal payments, partially offset by $1.0 million in reductions to the valuation allowance. There were no loans sold during the nine months ended September 30, 2011 and the year ended December 31, 2010.

The valuation allowance decreased $5.6 million to $62.3 million at September 30, 2011 from $67.8 million at December 31, 2010.  The decrease in valuation allowance was primarily related to reductions in valuation allowance attributable to borrower pay-offs and principal payments from loans held for sale and charge-offs from loans transferred to REO at time of foreclosure.

As of September 30, 2011, non-accrual residential real estate loans totaled $47.7 million, or 48.2% of UPB, as compared to $56.6 million, or 53.1% of UPB, at December 31, 2010.  The weighted average yield on residential real estate loans held for sale, representing annualized interest income as a percentage of the aggregate portfolio’s average UPB, was 4.40% at September 30, 2011 as compared to 4.15% at December 31, 2010.

Commercial real estate investments
Commercial real estate investments decreased $5.2 million to $0.3 million at September 30, 2011 as compared to $5.5 million at December 31, 2010.  The decrease is primarily related to $4.0 million in sales of commercial real estate investments, resulting in a gain of $0.7 million, $0.9 million in principal collections and $0.5 million in impairment charges.  Partially offsetting the decrease was $0.2 million in capital contributions.

Real estate owned, net (REO)
REO includes residential property acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less estimated costs to sell (“net realizable value”) at acquisition date.   REO totaled $3.9 million, net of a valuation allowance of $0.7 million, at September 30, 2011 as compared to $7.0 million, net of a valuation allowance of $1.2 million, at December 31, 2010.  The $3.1 million decrease was primarily related to REO sales totaling approximately $4.0 million and additional valuation write downs of $0.5 million during the nine months ended September 30, 2011.  The decrease was partially offset by loans held for sale transferred to REO at net realizable value of $1.4 million during the nine months ended September 30, 2011.   REO decreased to 26 properties at September 30, 2011 as compared to 60 properties at December 31, 2010.

Other assets
Other assets decreased $1.0 million to $4.3 million at September 30, 2011 as compared to $5.3 million at December 31, 2010.  The decrease is primarily related to a $0.8 million reduction in property and equipment, net and a $0.2 million reduction in prepaid expenses.

Repurchase reserve
The Company’s repurchase reserve liability totaled $8.9 million at September 30, 2011 and December 31, 2010.  This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont originated from 2002 through 2007.  In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, investor settlements and actual loss experience.

Outstanding claims totaled approximately $101.7 million at September 30, 2011 as compared to approximately $100.4 million at December 31, 2010.  New repurchase claim volume totaled $1.3 million for the nine months ended September 30, 2011 as compared to $22.1 million for the nine months ended September 30, 2010.

Other liabilities
Other liabilities decreased $1.4 million to $4.8 million at September 30, 2011 as compared to $6.2 million at December 31, 2010.  The decrease is primarily due to a $2.4 million reduction in accrued trade payables and other accrued expenses related to payments of previously accrued professional fees and a reduction in professional fees during the nine months ended September 30, 2011.  The decrease was partially offset by a $1.0 million increase in income taxes payable.

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

Signature operates in two primary business lines: (i) Special Situation Lending and (ii) Strategic Acquisitions.  Sources of cash flows from Special Situation Lending include principal and interest collections from senior secured and junior secured debt financing, as well as sales and collections of corporate bonds, trade claims, and other structured debt instruments. Sources of cash flows from Strategic Acquisitions include operating cash flows from operating businesses and borrowings from third-party lenders secured by the assets or cash flow of such operating businesses.

Signature also has Legacy Assets related to Fremont’s prior businesses, which include a residential mortgage portfolio, residential real estate, and certain other investments, including subordinated securities and residual interests resulting from Fremont's prior residential real estate loan securitization activities, that generate income and liquidity from principal and interest collections and proceeds from sales. These Legacy Assets are being managed to maximize recoveries and value for shareholders and are expected to be redeployed into Signature’s business strategy over time.

Signature’s use of liquidity includes deployment of capital pursuant to its business strategy.  Within our Special Situation Lending business line, we have purchased approximately $11.1 million in investment securities and loans receivable from the Effective Date through September 30, 2011.  Our Special Situation Lending business line has advanced $2.2 million, net of repayments of principal on a revolving line of credit.  Within our Strategic Acquisitions business line, we completed two acquisitions during the nine months ended September 30, 2011.  In the first quarter of 2011, we completed the Cosmed Acquisition for total consideration of $2.6 million which included $1.0 million in cash consideration.  In the third quarter of 2011, we completed the NABCO Acquisition for total consideration of 36.9 million which included $23.4 million in cash consideration.  As a result of the acquisitions, the Company recorded acquisition related transaction costs of approximately $0.3 million during the nine months ended September 30, 2011.  Other uses of liquidity include operating expenses associated with the management of the Company’s business, including the Legacy Assets, professional fees and related expenses associated with reorganization, litigation, and interest payments on the Notes Payable.

The Company has received claims related to potential repurchase obligations associated with its prior subprime residential lending business.  There were no settlements of outstanding repurchase claims during the nine months ended September 30, 2011.  New repurchase claim volume totaled $1.3 million for the nine months ended September 30, 2011.  Outstanding claims totaled approximately $101.7 million at September 30, 2011.  Refer to Note 16 – Discontinued Operations included in Item 1 of this quarterly report on Form 10-Q for additional information regarding the Company’s residential loan repurchase reserve.

Subsequent to the Cosmed Acquisition, Cosmed entered into a $3.0 million line of credit with a new creditor.  At September 30, 2011, Cosmed was not in compliance with certain financial covenants and further advances on the line of credit are not available.  At September 30, 2011, $64 thousand was outstanding on the line of credit. Signature has provided working capital financing to Cosmed from the time advances were no longer available under the line of credit. On September 30, 2011, NABCO completed a $16.0 million financing with a third-party lender, resulting in $12.6 million in proceeds. Proceeds of the NABCO Financing were used to repay existing indebtedness of NABCO in the amount of $12.5 million, which was due to the Company, as well as provide for the ongoing needs of NABCO’s business, including the payment of approximately $0.1 million in fees and expenses associated with the NABCO Financing.  At September 30, 2011, NABCO had approximately $0.8 million in additional borrowing capacity under this lending arrangement to finance its operations.

On September 28, 2011, the Company sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million and recorded a gain of $1.4 million.

On November 23, 2011, the Company completed a whole loan sale transaction of $9.0 million in non-performing residential real estate loans held for sale for net proceeds totaling $2.3 million.

Summary of Cash Flows

Net cash used in operating activities
During the nine months ended September 30, 2011, net cash used in operating activities totaled $15.3 million. The cash used in operating activities primarily relates to the payment of expenses associated with the $9.2 million net loss during the period, adjusted for noncash income of $3.5 million related to the change in fair value of common stock warrant liability, $0.3 million related to gain on acquisition and noncash charges related to amortization of share-based compensation of $0.5 million, depreciation of $0.8 million and noncash recoveries related to lower of cost or market adjustments on loans held for sale, net of $1.0 million.  The use of cash was partially offset by $1.7 million in principal collections from loans held for sale, net.

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

Net cash (used in) provided by investing activities
During the nine months ended September 30, 2011, net cash used in investing activities totaled $19.7 million. The cash used in investing activities primarily relates to $24.2 million in cash used in the Cosmed Acquisition and NABCO Acquisition, $4.3 million in purchases of loans receivable, $1.8 million in advances on loans receivable, net of principal collected, and $4.7 million in purchases of investment securities, available for sale.  The cash used in investing activities was partially offset by $2.0 million in proceeds received from a corporate bond called at par, $3.8 million in net proceeds from the sale of premises and related land, $4.6 million in proceeds received from the sale of commercial real estate investments, $0.9 million in principal payments received from commercial real estate investments and $4.2 million in proceeds received from the sale of REO.

During the nine months ended September 30, 2010, net cash provided by investing activities totaled $5.4 million. The cash provided by investing activities primarily relates to proceeds of $6.8 million from the sale of REO, partially offset by $2.2 million in purchases of investment securities, available for sale.

Net cash provided by financing activities
During the nine months ended September 30, 2011 net cash provided by financing activities totaled $11.2 million.  The cash provided by financing activities primarily relates to $12.6 million in proceeds received from NABCO’s Revolving Loan and Term Loan, partially offset by $1.5 million in repayments, net of advances on Cosmed’s lines of credit.

During the nine months ended September 30, 2010, net cash provided by financing activities totaled $10.1 million.  The cash provided by financing activities relates to $10.1 million in proceeds received from the issuance of common stock and Warrants on the Effective Date.

CONTRACTUAL OBLIGATIONS

The Company’s $39.0 million in Notes Payable bear interest at 9% per annum, payable quarterly starting in September 2010 and mature December 31, 2016.  There was no change in amounts due under the Notes Payable during the nine months ended September 30, 2011.  Additional information on the Notes Payable is included in Note 8 – Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In February 2011, Cosmed entered into a $3.0 million line of credit to fund its operations.  Advances are based on a percentage of eligible trade receivables and inventory.  The line of credit is due on demand and bears interest at the Prime rate plus 2.25% with a floor rate of 6.00% per annum.  Interest and principal are due monthly in arrears on the first day of the month.  Cosmed is required to maintain certain financial covenants and was not in compliance with all such covenants at September 30, 2011.  At September 30, 2011, $64 thousand was outstanding on the line of credit.  The Company is providing additional funds to Cosmed for operations.

In July 2011, pursuant to the NABCO Acquisition, NABCO issued $5.0 million in Seller Notes to the former NABCO shareholders as part of the consideration paid for the NABCO Acquisition.  The Seller Notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments of $0.2 million beginning December 2011.  In addition to the scheduled quarterly principal payments, additional principal payments will be made, subject to NABCO exceeding $6.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets beginning with the fiscal year ending December 31, 2011.  If NABCO exceeds the EBITDA targets, 25% of the amount in excess of the EBITDA target is additional principal due the subsequent year to be paid quarterly beginning in the first quarter.  The Seller Notes bear interest at 6.00% per annum and is paid quarterly beginning in the fourth quarter of 2011.

In September 2011, NABCO entered into a $16.0 million debt financing transaction with a third-party lender to repay existing indebtedness of NABCO in the amount of $12.5 million, which was due to the Company, as well as provide for the ongoing needs of NABCO’s business.  Pursuant to the debt financing transaction, NABCO borrowed $8.0 million under the Term Loan, which matures in September 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year 1; 15% of the original principal amount of the Term Loan in each of years 2 and 3; 20% of the original principal amount of the Term Loan in each of years 4 and 5; and a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million under the $8.0 million Revolving Loan that matures in September 2014. Advances under the Revolving Loan are subject to a borrowing base.  The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum, which is equivalent to 5.00% at September 30, 2011. The Revolving Loan has a variable interest rate based upon the Lender’s Base Rate, which is equivalent to 4.00% at September 30, 2011.  NABCO is required to maintain compliance with certain financial covenants beginning in the fourth quarter of 2011.  The Term Loan and Revolving Loan are secured by all of NABCO’s assets.  The Company is not a borrower, an obligor, nor a guarantor under the loan agreements.

Pursuant to the NABCO Acquisition, a $3.5 million estimated liability was recorded for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain EBITDA thresholds for the fiscal year ended December 31, 2012.  Potential earn outs range from $1.5 million to $4.0 million based on achieving EBITDA thresholds from $6.7 million to $8.1 million, respectively.  Each reporting period, the Company estimates the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 16 – Discontinued Operations of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Overview
Signature successfully emerged from bankruptcy proceedings on June 11, 2010 with a new Board of Directors, which has an audit committee made up entirely of independent members of the Board of Directors. In July 2010, a new senior management team was appointed. With the assistance of financial consultants, the new management team, under the oversight of the audit committee, focused its resources on undertaking the project of completing all of Signature’s delinquent Exchange Act periodic reports and the related financial statements as soon as practicable. With the filing of this Form 10-Q, the Company is now current in its Exchange Act periodic reporting.

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

Material Weakness
In connection with its assessment of the Company’s internal control over financial reporting as of December 31, 2010, management identified a material weakness related to our effectiveness of internal control over financial reporting. The Company did not maintain, as of December 31, 2010, a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP.

Ongoing Remediation of Material Weakness
The Company has devoted virtually all of its accounting resources to complete its delinquent filings under Section 13 or 15(d) of the Exchange Act, including preparing and filing the Comprehensive Form 10-K on May 17, 2011, preparing and filing of the March 31, 2010, June 30, 2010 and September 30, 2010 Form 10-Qs, as well as its Annual Report on Form 10-K for December 31, 2010 on July 5, 2011; and preparing and filing its March 31, 2011 and June 30, 2011 Form 10-Qs on September 29, 2011 and December 12, 2011, respectively.  As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has not completed the installation of its internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting.  However, the Company has taken the following steps during fiscal 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

-
Management has developed, documented and adopted formal accounting and reporting policies with respect to all significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Form 10-Q. This includes policies regarding segment reporting, accounting for reorganizations (accounting during bankruptcy), discontinued operations, adoption of new accounting policies, accounting for mortgage related assets (such as loans held for sale), accounting for derivatives, accounting for repurchase reserves, litigation reserves and business combinations.

-
Management is strengthening its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make significant assumptions and estimates, such as fair value measurements. Some of these procedures have been implemented as of the date of the filing of this Form 10-Q.

-
Management has been able to reorganize the accounting group and has recruited new, experienced accounting and finance employees to oversee the accounting function on a going-forward basis. The Company continues to use consultants in some areas, but these areas are limited and will be transitioned to full time employees in the near future.

-
Management is implementing a more timely review of business transactions. The accounting group will be involved as the business transactions are contemplated and will provide timely accounting support and accounting policy implementation as the transaction unfolds and is completed.  This will enable the Company to identify and document issues related to the transactions and account for them in accordance with GAAP on a timely basis.

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

Changes in Internal Controls over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, other than the remediation efforts noted above, there was no change identified in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future.  We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position.  The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position.  For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Annual Report and Note 17 ― Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item1 of this Form 10-Q.

The Company experienced the following new developments with pending material legal proceedings during the third quarter of 2011.

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

Colburn Matters.  On December 8, 2009, Gwyneth Colburn, the former Executive Vice President of Fremont Investment & Loan’s CRE group filed a complaint in the California Superior Court, County of Los Angeles, against Fremont Investment & Loan and unnamed defendants for breach of contract related to her Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Ms. Colburn claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff's termination effective August 28, 2007 and the value of 36 months of welfare benefits. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint.  On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal.

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

Walker Matters. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted stock at the time of his termination and the value of 36 months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. Trial has been set to commence on September 11, 2012.  The Company intends to vigorously defend against this lawsuit.

Mr. Walker’s Proof of Claim for $2.6 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding. The Company intends to vigorously defend against this claim.

National Credit Union Administration v. Goldman Sachs, et al. (NCUA II). On August 9, 2011, NCUA, acting as liquidator of U.S. Central, filed a lawsuit in the U.S. District Court in California for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 21 RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.2 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. These allegations against FMSC are identical to those in NCUA I. On November 23, 2011, the U.S. District Court in California entered an order extending the time for the defendants to respond to the complaint.  The Company’s response to this complaint is due by January 9, 2012.  A hearing on the Company’s responsive pleadings is set for March 15, 2012. FMSC intends to defend itself vigorously in this matter.

Kingstown/McIntyre Matters. On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedule 13D's indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Exchange Act) in connection with the Shareholder Group's intention to nominate a slate of directors for election to the Company's Board of Directors (the “Board”) at the Company's next annual meeting of shareholders.

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

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect, (ii) a declaration that the Plaintiffs are not an Acquiring Person, and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company's bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court.  The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Plan, which was confirmed by the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) by order dated June 9, 2010 (the “Confirmation Order”).

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

On November 29, 2011, the California Federal Bankruptcy Court ruled at a hearing on the Motion that the Rights Agreement was assumed under the Plan and remains in full force and effect following the Confirmation Order and the Company's emergence from bankruptcy proceedings.

On December 7, 2011, Mr. McIntyre filed an amendment to his Schedule 13D to report the termination of his agreement with the Shareholder Group to (i) solicit proxies or written consents for the election of persons nominated by the Shareholder Group to the Board at the next annual meeting of shareholders and (ii) serve as a nominee on the Shareholder Group's proposed slate of directors for election to the Board.  On the same day, the Plaintiffs filed a Notice of Dismissal with the California Federal Bankruptcy Court dismissing the Proceeding.

On December 9, 2011, the California Federal Bankruptcy Court entered its order on the aforementioned ruling granting the Motion (the “Rights Agreement Order”).

On December 21, 2011, (i) Kingstown Partners Master Ltd., Kingstown Partners II L.P. and KTown LP, and (ii) Mr. McIntyre each separately filed Notices of Appeal with the California Federal Bankruptcy Court from the Rights Agreement Order.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A. of the Annual Report and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a)(3) and (b) Exhibits.

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated July 29, 2011, among Signature Group Holdings, Inc., North American Breaker Company, Inc. and the shareholders of North American Breaker Company, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 1, 2011)

3.2	Amended and Restated Bylaws of Signature Group Holdings, Inc. dated August 1, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011)

4.1
First Amendment, dated as of July 28, 2011, to the Rights Agreement, dated as of October 23, 2007, between Signature Group Holdings, Inc. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on August 3, 2011)

10.1
Employment Agreement, dated as of August 2, 2011, by and between Craig Noell and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on August 4, 2011)

10.2
Employment Agreement, dated as of August 2, 2011, by and between Kenneth Grossman and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on August 4, 2011)

10.3
Employment Agreement, dated as of August 2, 2011, by and between Kyle Ross and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on August 4, 2011)

10.4
Employment Agreement, dated as of August 2, 2011, by and between Thomas Donatelli and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on August 4, 2011)

10.5
Business Loan Agreement, dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2011)

10.6
Business Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: December 29, 2011	By: /s/ Craig Noell
Craig Noell
President and Chief Executive Officer

Dated: December 29, 2011	By: /s/ Kyle Ross
Kyle Ross
Executive Vice President
Interim Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)