Form 10-K
period 2011-12-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2012-03-30
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-08007

SIGNATURE GROUP HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15303 Ventura Boulevard, Suite 1600 Sherman Oaks, California 91403	(805) 435-1255
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer (Do not check if a smaller reporting company)	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011: $67,772,696

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

The number of shares of common stock outstanding as of March 26, 2012

Common Stock, $0.01 Par Value — 119,098,524 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

i

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All references to “we,” “us,” “our,” “Signature,” or the “Company” refer to Signature Group Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context otherwise states.

Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely”, “could,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	general economic conditions may be worse than expected;

•	competition among other companies with whom we compete may increase significantly;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•

changes in laws or government regulations or policies affecting our business or the business we conducted when we operated as Fremont General Corporation (“Fremont”) related to residential mortgage lending and servicing, which are now a part of our discontinued operations;

•	the loss of key personnel or the ability to cost effectively attract, retain and motivate key personnel;

•

our ability to successfully implement internal controls and procedures that remediate the material weakness in our internal control over financial reporting and ensure timely, effective and accurate financial reporting;

•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC” or “Commission”) and the Public Company Accounting Oversight Board (“PCAOB”);

•	changes in our organization, compensation, benefit plans, and other corporate expenses;

•	the impact of new litigation matters, or changes in litigation strategies brought against us in our business or Fremont’s prior businesses;

•	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and

•	other factors, risks and uncertainties described in this Annual Report under Item 1A—“Risk Factors,” as may be supplemented in our other filings with the Commission.

All forward-looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

PART I

Item 1. Business

A. OVERVIEW

Signature Group Holdings, Inc. (“Signature,” or “Company,” “us,” or “our”) is a diversified business and financial services enterprise with principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, North American Breaker Co., Inc. (“NABCO”) and Cosmed, Inc. (“Cosmed”). We anticipate that we will continue to use our cash and other financial assets to grow the Company into a profitable enterprise by completing additional acquisitions of operating businesses, as well as expanding the “Signature Special Situations” financial services business unit, which is described herein.

We seek to acquire controlling interests in middle market businesses that we expect will generate between $7.0 million and $25.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We also will selectively review potential acquisition opportunities of larger businesses. We look to acquire businesses that have talented and experienced management teams, strong margins, defensible market positions and, in most instances, long-term growth potential. We regularly consider acquisitions of businesses that operate in unique industries as well as businesses that we believe to be in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we have and expect to continue to operate the businesses we acquire as autonomous subsidiaries. We maintain strong relationships with significant numbers of deal referral sources, including accountants, attorneys, business brokers, commercial and investment bankers, and other professionals, which generate substantial opportunities to assess middle market businesses available for acquisition. Our strategy tends to emphasize non-auction, or proprietary deal flow sourced directly through our management team’s established referral networks. See “C. Business Strategy” included in Item 1 of this Annual Report for additional information related to our business acquisition strategy.

Our Signature Special Situations business unit acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. We may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring. We also take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We also look to acquire specialized assets, such as product or brand licenses, royalty streams and subscriber bases. See “D. Operating Segments” included in Item 1 of this Annual Report for additional information related to our Signature Special Situations business unit.

Our operations also include a discontinued operations segment, where we hold and are managing certain assets and liabilities related to the former businesses of the Company, then known as Fremont General Corporation (“Fremont”), including a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments and investment securities, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims (“Legacy Assets and Liabilities”). The Legacy Assets and Liabilities are being managed to maximize cash recoveries and limit costs and exposures to protect the value for our shareholders. The net cash flows from our discontinued operations segment are expected to be redeployed into our continuing operations segment over time. See “D. Operating Segments” included in Item 1 of this Annual Report for additional information related to our discontinued operations segment.

We have been and are continuing to reposition our business after a two year bankruptcy reorganization process, from which we emerged in June 2010. The following is a brief overview of the more significant events that occurred in connection with our bankruptcy proceedings:

•

on June 18, 2008 (the “Petition Date”), the Company, then known as Fremont, filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “Bankruptcy Court”);

•

on May 25, 2010, the Bankruptcy Court entered an order, as amended (the “Confirmation Order”), confirming Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 11, 2010, as amended (the “Plan”); and

•

on June 11, 2010 (the “Effective Date”), the Company emerged from bankruptcy proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada, which, among other things, changed the Company’s name to Signature Group Holdings, Inc. See “E. History” in Item 1 of this Annual Report for additional information related to the bankruptcy proceedings and related events.

Signature is a Nevada corporation that was incorporated in 1972. Our corporate office is located at 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403 and our phone number is (805) 435-1255. Signature’s common stock is quoted on the middle tier of the OTC Market (“OTCQB”) under the trading symbol “SGGH.”

B. 2011 HIGHLIGHTS

We continued to execute our business strategy during the year and deployed approximately $23.9 million through two business acquisitions, the purchase of five corporate bonds and two corporate debt instruments at discounts to par.

Most notably, in July 2011, we acquired 100% of the common stock of privately-held, NABCO for approximately $36.9 million. The consideration paid included a cash payment of approximately $23.4 million, the issuance of $5.0 million in subordinated, unsecured promissory notes (“Seller Notes”), the issuance of Signature common stock with a fair value of $1.8 million, the assumption of $3.1 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain earnings before interest, taxes, depreciation, and amortization, and adjusted for certain one-time or non-recurring expenses (“Adjusted EBITDA”) milestones for the fiscal year ending December 31, 2012. NABCO is a national market leader in the supply of circuit breakers and related electrical components to wholesale distributors serving various commercial, industrial and residential users. For the five month period since acquisition, NABCO generated sales and Adjusted EBITDA of $14.2 million and $3.4 million, respectively. On a pro forma basis, we estimate that NABCO would have generated sales and Adjusted EBITDA of approximately $32.1 million and $8.3 million, respectively for the year ended December 31, 2011. See “Reconciliation of Non-GAAP Measures” in Item 7 of this Annual Report for a definition of Adjusted EBITDA and a reconciliation to NABCO’s net earnings. We acquired NABCO for a purchase price multiple of approximately 4.5 times pro forma 2011 Adjusted EBITDA. Based on NABCO’s business model, its industry dynamics, and its historical operating and financial performance, we believe NABCO represents an excellent opportunity to realize substantial long-term earnings and cash flow with limited capital at risk. See “D. Operating Segments” included in Item 1 of this Annual Report for additional information related to NABCO’s operations.

Additionally, on December 29, 2011, we completed a major corporate objective by becoming current with our periodic reporting requirements under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, we filed:

•	on May 17, 2011, a Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2009, 2008 and 2007;

•

on July 5, 2011, an Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010;

•	on September 29, 2011, a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011;

•	on December 12, 2011, a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011; and

•	on December 29, 2011, a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

Total expenses associated with these Exchange Act filings recognized during the year ended December 31, 2011 were approximately $2.5 million.

Also noteworthy, during the second quarter of 2011, Signature’s Board of Directors (the “Board”) undertook an evaluation of the Company’s external management structure with Signature Capital Advisers, LLC (“SCA”) and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company terminated the Interim Investment Management Agreement dated June 11, 2010 (the “Interim Management Agreement”), by and between the Company and SCA, effective July 31, 2011 (the “Termination Date”), and adopted an internal management structure, which included the Company entering into employment agreements with its executive officers. As a result, all SCA employees became employees of the Company as of August 1, 2011. See Item 11 of this Annual Report for additional information related to the executive employment agreements.

C. BUSINESS STRATEGY

We employ two primary strategies to increase shareholder value in our continuing operations segment. First, we focus on growing the earnings and cash flows from our three business units: NABCO, which we acquired in July 2011; Cosmed, which we formed in February 2011 to acquire certain assets and assume certain liabilities of Costru, LLC (“Costru”); and Signature Special Situations. Second, we are actively seeking to acquire new businesses using our cash and other resources.

We also operate and report under a discontinued operations segment, where we hold the Legacy Assets and Liabilities. We are managing the Legacy Assets and Liabilities to maximize cash recoveries and limit costs and exposures to protect the value for our shareholders. The net cash flows from our discontinued operations segment are expected to be redeployed into our continuing operations segment over time.

In all of our activities, we describe our strategy as “opportunistic,” whereby we approach each potential prospect or transaction without preconceptions about a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic. In evaluating each opportunity, we focus on designing a structure to produce high returns on capital relative to the underlying risks. We believe our strategy provides us with a considerable competitive advantage over other financial service companies, financial institutions, lenders and equity investors who tend to employ a more formulaic approach. We do not believe that our business and operations will result in the Company being deemed an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). See “Risk Factors” in Item 1A of this Annual Report for more information related to the Investment Company Act.

A key element to our business strategy is utilizing our federal and state net operating loss carryforwards (“NOLs”), primarily generated by Fremont’s legacy businesses, by becoming a profitable enterprise through the implementation of our business plan. As of December 31, 2011, our federal and California state NOLs are approximately $890 million and $977 million, respectively. The Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax assets, and as such, has established a valuation allowance of $409.0 million and $403.5 million on its deferred tax assets at December 31, 2011 and 2010, respectively. The NOLs are further discussed in Note 14 — Income Taxes in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Target Market

We intend to create a broad based and profitable enterprise that provides various types of capital in what is commonly referred to as the “middle market,” or companies with annual revenues of $25.0 million to $400.0 million and EBITDA of $7.0 million to $25.0 million. We believe the merger and acquisition and financing markets for middle market businesses is highly fragmented and provides better opportunities to deploy capital in sound businesses that generate strong risk-adjusted returns compared to other markets. We believe the following factors contribute to this market providing better opportunities for the Company:

•	transactions are relationship-driven, with fewer auction processes;

•	smaller businesses or industry niches allow for more customized capital structures and financial solutions;

•	there are fewer potential strategic acquirers for these businesses;

•	third-party financing is generally less available for these acquisitions; and

•	sellers of these businesses frequently consider noneconomic factors, such as continuing equity interests, board membership or the effect of the sale on their employees.

Our ideal transaction will not be a heavily marketed “auction” in which the highest price or the lowest cost of capital is the key determinant in the selection of a financial partner. Sourcing opportunities that are not actively marketed or that have a reduced level of interest due to a particular characteristic about the company or industry help us to reduce the potential risk of overpaying, which we perceive to be the most common error in capital deployment.

Our management team has strong relationships with significant numbers of potential deal referral sources, including accountants, attorneys, business brokers, commercial and investment bankers, and other professionals, which generate substantial opportunities to assess middle market businesses that may be available for acquisition or financing. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions.

We believe the current financing environment is conducive to our ability to consummate transactions in our target market. Owners and management teams hoping to sell or finance their businesses consider us an attractive business partner because of our ability to:

•	employ a more thoughtful approach to deal structure that optimizes the transaction to best address the needs of all parties;

•	provide for continuing participation through offering Signature common stock for some or all of the transaction consideration;

•	maintain long-term strategies for their businesses to maximize our shareholders’ return on investment; and

•	provide ongoing strategic and financial support for their businesses.

Target Criteria

Prospective transactions are evaluated by our management team based upon criteria we believe increases the likelihood of positive future results and limits downside risk. The criteria used by our management team may change from time to time, and currently includes, but is not limited to, management’s view as to whether a target business has several of the following characteristics:

•	operates in a secure market niche with predictable profit margins;

•	proven ability to generate $7.0 million to $25.0 million, or more, in EBITDA;

•	has sufficient collateral in the form of assets or overall business value to protect the downside of any debt investment;

•	maintains a sustainable competitive advantage;

•	has a highly-qualified management team;

•	provides products or services with limited technological and/or obsolescence risk; and

•	has the ability to generate stable free cash flow over an extended period of time.

Our Process

Prior to deploying capital in a new opportunity, we adhere to a process that generally takes two to six months from the point of initial introduction to completion. Although our management team is typically at various stages of evaluating multiple transactions, there can be extended periods of time during which our management team does not recommend any new transaction to the Board.

Our process begins with preliminary screening of an opportunity. If the prospect shows sufficient merit, a summary memorandum describing the target company and the transaction in general terms is prepared by our internal staff for discussion amongst our management team. Based on management’s assessment that the opportunity warrants further consideration, the next steps include meetings with the management and/or owners of a target company and typically conducting on-site visits to key operating locations of the target company. The findings are assessed by our management team and preliminary terms of a transaction are evaluated. If appropriate, we issue a written term sheet or indication of interest to the target company. Negotiation of the terms then proceeds with the counterparties and if mutually agreeable financial and business terms can be reached, we commence a due diligence process, which generally includes an extensive review and analysis of legal, financial and operational information of the target company as well as industry and market research. Our due diligence activities are led by our internal staff, but typically include outside professionals and experts. Once diligence is completed and found acceptable to our management team, final financial and business terms are negotiated and memorialized in definitive written agreements. After all of the conditions to closing outlined in the definitive written agreements are met, we close and fund the transaction.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition or financing, our management team performs a rigorous due diligence and financial evaluation process. In doing so, we evaluate the operations of the target business, its financial situation, as well as the outlook for the industry in which the target business operates. While valuation of a business or asset is, by definition, a subjective process, we conduct valuations under a variety of different approaches, including:

•	evaluation of trading values of comparable companies;

•	discounted cash flow analyses;

•	examination of recent comparable transactions;

•	capital structure formation and leveragability; and

•	independent third-party appraisals.

One outcome of this process yields an expected cash flow projection model for the target business. A further outcome is an understanding of the types and levels of risks associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, cash flow projections can be better estimated and the prospects for operating the business in the future better evaluated.

In addition to our own analysis and to assist us in identifying material risks and validating key assumptions in our financial and operational analyses, we engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental matters. We also engage technical, operational or industry consultants, as appropriate.

A further critical component of the evaluation of potential target businesses is the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we can and will augment or replace existing members of management who we believe are not likely to meet our performance expectations for the target business. Similarly, we analyze and evaluate the financial and operational information systems of the target business and, where necessary, we can and will enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Asset Management Strategy

Our asset management strategy involves proactive financial and operational management of the businesses we own in order to increase shareholder value and careful monitoring of financial performance, covenants and collateral coverage of our borrowers in order to protect our principal and maximize returns.

Our management team oversees and supports the management teams of each of our subsidiary businesses. Particular areas where our management team can and will get involved with our subsidiary businesses include:

•	recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including minority equity ownership, tailored to each business, as necessary;

•

regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in their analysis and pursuit of prudent organic growth strategies, if applicable;

•	evaluating selective capital investments to expand geographic reach, increase capacity, or reduce manufacturing costs of our businesses;

•	identifying and working with management to execute attractive acquisition opportunities;

•	assisting management in controlling and right-sizing overhead costs, particularly in the current challenging economic environment; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

In Signature Special Situations, our management team works with the owners and management teams of our borrowers in an effort to improve the value of our capital position by, among other things:

•	staying abreast of the borrowers’ operating performance;

•	understanding changes in the industry and competitive landscape;

•	monitoring changes in financial liquidity;

•	identifying improvements in capital structure;

•	requiring financial and operational reporting; and

•	providing other assistance, as appropriate, in our capacity as lender.

As part of our business and operating strategy, we may dispose of the businesses or assets we own from time to time via sale, liquidation or other means when attractive opportunities arise that outweigh the potential future value we believe such businesses or assets can bring to us. As such, our decision to dispose of assets is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of such assets.

Board of Directors Oversight Our Board is regularly updated on the opportunities we are introduced to and are evaluating. Many of our Board members have specific knowledge of businesses and industries that we are reviewing and we engage them to assist us in our analyses related to potential opportunities. Transactions require approval of a majority of our Board if they will result in the deployment of more than $8.0 million in cash or issuance of new debt or other financial obligations in excess of $8.0 million.

D. OPERATING SEGMENTS

Until the Legacy Assets and Liabilities are monetized, whether through sale, collection, settlement or other means, and we resolve any liabilities associated thereto, we will report our results of operations under both continuing and discontinued segment classifications. All of our activities related to our operating subsidiaries and our growth strategies, as well as ongoing, general corporate functions are included in the continuing operating segment. All of our activities related to the Legacy Assets and Liabilities, as well as the prosecution and defense of litigation matters related to Fremont’s prior business activities are included in the discontinued operating segment.

Continuing Operations: At December 31, 2011, Signature’s continuing operations had approximately $101.6 million in assets, or 71% of our total assets. Our continuing operations consists of three operating units, NABCO, Cosmed and Signature Special Situations, as discussed below. As we continue to implement our business plan, we expect the percentage of our assets in continuing operations to grow.

NABCO

The largest operating segment by revenue, NABCO is a wholly owned subsidiary whose results of operations are consolidated into Signature’s as of July 29, 2011, the date of acquisition. Headquartered in Burbank, California, NABCO is one of the largest independent suppliers of circuit breakers in the country. Circuit breakers are critical safety devices used in virtually all residential, commercial and industrial structures and many large electrical power systems. Circuit breakers automatically shut off an electrical circuit when the flow of electricity increases above a safe level so that potentially serious damage, such as that caused by a fire, can be averted. Accordingly, when a circuit breaker is damaged, as a critical component for the overall electrical system, it must be replaced immediately. NABCO’s niche is focused on this replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. The electrical power system in the United States is characterized by an aging infrastructure and largely reflects technology developed in the 1950’s or earlier. According to the United States Department of Energy, it is estimated that 60% of circuit breakers in operation are more than 30 years old.

NABCO operates from five warehouse locations across the country. This national presence allows NABCO to service a broad section of its customer base with next day ground shipping, which provides a competitive advantage for the mission critical components it supplies. NABCO sells primarily to wholesale electrical distributors as opposed to end users like electricians and “do-it-yourself” business owners and homeowners. In 2011, NABCO served approximately 600 customers and shipped approximately 5,000 SKUs to over 3,000 customer locations nationwide. Its customer base includes many of the largest wholesale electrical distribution companies in the nation, who tend to carry a limited amount of circuit breaker inventory and use NABCO, and other circuit breaker distribution specialists like NABCO, as a just-in-time supplier. By providing industry leading customer service, maintaining an extensive inventory, and offering same day shipping, NABCO has become a preferred supplier for most of its large wholesale electrical distributor customers.

Circuit breakers are manufacturer specific and not interchangeable, so product availability in the replacement niche is very important. Accordingly, NABCO maintains a significant depth of certified, new product inventory from all the major manufacturers and also carries a number of products that have been discontinued by the manufacturer and are no longer widely available. As a result, NABCO does not manage its operations in terms of inventory turns or other traditional operating metrics based on inventory levels. NABCO’s inventory levels have the potential to increase in a declining sales environment if valuable purchase opportunities present themselves as there is minimal risk of obsolescence for these products.

Other business factors pertaining to NABCO include:

•	it is a seasonal business with higher sales volume occurring during the summer months due to weather conditions driving increased electrical usage;

•	it operates in a highly fragmented market with hundreds of competitors; and

•	it does not sell used circuit breakers, nor does it refurbish circuit breakers or provide any other type of service operations.

Consistent with our strategy of focusing on opportunities not widely marketed, our acquisition of NABCO came about as a result of an introduction outside of an auction process. NABCO was immediately identified as an attractive opportunity, as the company’s differentiated business model, industry dynamics, and historical financial performance all indicated a sustainable, high-margin business during any economic environment. We expect NABCO to be a strong contributor to our future earnings.

Cosmed

As measured by revenue, Cosmed is our smallest operating segment. Cosmed is a subsidiary we formed to consummate the acquisition of certain assets and the assumption of certain liabilities of Costru in February 2011, for total purchase consideration of $2.6 million (refer to Note 4 – Business Combinations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report). Cosmed does business under the trade name CosmedicineTM and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The CosmedicineTM formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed markets and sells its skin care line in specialty retail stores across the country. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration (“FDA”) and over-the-counter (“OTC”) approved laboratory.

Historically, the CosmedicineTM product line was only available through high-end retailers and specialty beauty boutiques. Beginning in 2009, Costru management attempted to reposition the business and grow sales by marketing its product line through the major mass market retailers of health and beauty products. Although Cosmed’s management continued having success in rolling-out its products into the mass merchandising channel, the products did not achieve sufficient sales volume to generate re-orders. Accordingly, Cosmed is no longer focusing on selling its products through mass merchants. CosmedicineTM continues to be sold through a number of specialty health and beauty accounts including Ulta and Nordstrom as well as through certain specialty internet channels such as Dermstore and Hautelook. Cosmed is in the process of re-focusing the CosmedicineTM brand, by launching it in private label and custom original equipment manufacturer relationships to leverage its significant intellectual property and unique formulations. Additionally, Cosmed is seeking strategic partnerships in alternative sales platforms including, but not limited to, leading direct response and network marketing conglomerates.

Signature owns 92% of the outstanding common stock of Cosmed, with the remaining 8% noncontrolling interest held by the former owners of Costru.

Signature Special Situations

Our Signature Special Situations operation primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance, or par. We may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring and take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We also seek to acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases.

The objective of this operation is to generate high risk-adjusted returns in the form of interest income, fees, recovery of discounted principal balances, or market value appreciation, while maintaining an intense focus on managing downside risks and exposure. In some instances, we may also receive equity securities in the form of convertible debt, preferred and convertible preferred stock, options or warrants, where our returns would come in the form of gains associated with such equity securities.

In 2011, Signature Special Situations purchased $14.1 million in par value of corporate bonds and senior secured debt for $9.0 million. Annual contractual interest rates on the corporate bonds range from 11.25% to 13.00%. The acquired senior secured debt has annual contractual interest rates of 5.75% and, as a result of the discounted purchase price, yielded an overall return of 13.95% during 2011. As of December 31, 2011, this segment had income generating assets with a carrying value of $8.7 million.

The Company utilizes a detailed process to evaluate transactions in this operation. We perform an intensive review of a prospective borrower’s financial condition, assess the overall macroeconomic and microeconomic trends in its industry, analyze collateral and other means by which we can protect or limit the downside of a prospective debt instrument, and evaluate the potential liquidity of the prospective debt instrument before a recommendation is made to proceed with the transaction. Once a transaction is consummated, Signature maintains an ongoing surveillance effort to monitor the value of our assets and maximize recoveries. Depending upon the nature of the debt instrument we hold, we may exit the position via the borrower paying off the debt in the normal course of business from operating cash flows, from asset sales, after a capital raise, or as part of a sale transaction. We may sell our position in the secondary market, convert the debt to equity, or foreclose on collateral securing the debt.

Discontinued Operations: At December 31, 2011, our discontinued operations had approximately $41.4 million in assets, or 29% of the Company’s total assets. The assets of our discontinued operations consisted primarily of an $86.5 million portfolio of subprime residential real estate loans, carried at the lower of cost or estimated fair value of approximately $32.7 million and $4.0 million in residential real estate owned, net (“REO”), carried at fair value, less costs to sell (“net realizable value”), which is the result of foreclosure actions associated with the subprime residential real estate loan portfolio.

Under our business strategy, we seek to maximize the value of the assets of our discontinued operations and expect to redeploy the proceeds in our continuing operations. During the year, we converted approximately $12.0 million of discontinued operations assets to cash primarily through the sale of a portion of our non-performing subprime residential real estate loan portfolio; sales of REO; and sales of commercial real estate investments. Additionally, during the year ended December 31, 2011, the Company recognized $4.2 million of interest income and $5.6 million of principal payments from our subprime residential real estate loan portfolio.

As of December 31, 2011, we are actively marketing our subprime residential real estate loans. Our performing subprime residential real estate loans, which have an unpaid principal balance (“UPB”) of approximately $53.0 million at December 31, 2011, have a weighted average seasoning of 65 months. Of our $4.2 million in interest income during the year, approximately 82.0% was associated with our performing loans, which equates to a current yield of approximately 14.0% based upon the average carrying value of our performing loan portfolio.

During 2011, we sold 50 REO properties and generated net cash recoveries, after fees and expenses, of approximately $5.0 million, resulting in net gains of $0.3 million. We believe our ongoing efforts to monetize REO properties through individual sales is economically superior to other alternatives, such as a bulk sales or joint venture arrangements and results in superior recoveries for the Company. Additionally, we believe our analysis adds value to our REO properties prior to sale by identifying cost effective repair efforts to damaged REO properties where we determine that the return on the investment for such repairs is justified, as well as through insurance claims on damaged REO properties, when appropriate. We believe that our hands-on approach in evaluating each REO property is the appropriate value maximizing strategy at this time. Our residential real estate loans and REO are managed by a third-party, whose efforts are overseen by our staff.

The largest liability in our discontinued operations is our residential loan repurchase reserve. At December 31, 2011, the repurchase reserve liability was $8.5 million. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties provided by Fremont Investment & Loan (“FIL”), Fremont’s California industrial bank subsidiary, to counterparties that had purchased the residential real estate loans FIL predominantly originated from 2002 through 2007. Management estimates the likely range of potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. Only $1.8 million in repurchase claims were received during the year ended December 31, 2011, of which, $0.9 million were subject to a pre-existing settlement agreement, resulting in an increase in “active” claims of only $0.9 million. Our total outstanding repurchase claims at December 31, 2011 were approximately $101.7 million. Of our outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than 36 months in the case of approximately $65.3 million in claims, or 64.2% of total claims outstanding;

•	for more than 24 months, but less than 36 months, in the case of approximately $6.4 million in claims, or 6.3% of total claims outstanding;

•	for more than 12 months, but less than 24 months, in the case of approximately $29.1 million in claims, or 28.6% of total claims outstanding.

See Note 22 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 and “Risk Factors” included in Item 1A of this Annual Report for more information about the Company’s repurchase reserve liability.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities. As of December 31, 2011, the Company is involved in 62 defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter because it was the originator of the mortgage. We are also involved in five defensive cases involving Fremont’s securitization transactions and three defensive cases involving former Fremont executives seeking severance claims. See “Legal Proceedings” included in Item 3 of this Annual Report for more information about the material legal proceedings in which we are involved. Although we were successful in resolving 81 lawsuits during the year ended December 31, 2011, we were served with 56 new matters.

Signature is also a plaintiff in eight cases related to mortgage fraud, which are not described in Item 3 of this Annual Report, whose activities account for a significant portion of the Company’s professional expenses included in the discontinued operations statements of operations for the year ended December 31, 2011.

E. HISTORY

Prior to its bankruptcy filing in June 2008, Fremont operated as a financial services holding company. Fremont’s operations were conducted primarily through FIL, which was regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). FIL offered certificates of deposit, savings and money market deposit accounts through 22 retail banking branches in California and was a significant participant in the residential and commercial mortgage lending industries.

On February 27, 2007, Fremont and FIL received a proposed Cease and Desist Order from the FDIC (the “Order”) due, in part, to the deterioration in the subprime residential real estate mortgage market, which had a material adverse impact on its business and results of operations. The Order called for Fremont to make a variety of changes designed to restrict the level of lending in its subprime residential mortgage and commercial real estate businesses, to adopt a capital adequacy plan to maintain adequate Tier-1 leverage capital in relation to its risk profile, to provide for enhanced regulatory oversight, and to mandate the retention of qualified management acceptable to the FDIC and the DFI. On March 7, 2007, Fremont formally consented to the proposed Order issued by the FDIC, without admitting to any of the allegations contained in the Order. Fremont entered into a Final Order with the DFI on April 13, 2007, which was substantially similar in content to the Order (the “DFI Order” and, along with the Order, the “Orders”).

In response to the Orders, FIL: (i) ceased originating subprime residential real estate loans and, in several transactions, sold a substantial portion of its subprime residential real estate loan portfolio; and (ii) sold a substantial portion of its commercial real estate loan portfolio and related lending platform, although it retained a significant participation interest in the commercial real estate loan portfolio sold.

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

On the Petition Date, Fremont filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court for nearly two years. During such period (i) the CapitalSource Transaction was completed in July 2008; (ii) FIL relinquished its federal deposit insurance coverage from the FDIC, surrendered its California industrial bank charter to the DFI and, in connection with these matters, changed its name to Fremont Reorganizing Corporation (“FRC”); (iii) Fremont and FIL entered into several material litigation settlements; (iv) Fremont and FIL resolved and settled over $1 billion in claims filed against FIL relating to potential repurchase obligations of the representation and warranties FIL provided to the counterparties that purchased the residential real estate loans FIL predominantly originated during the years 2002 through 2007; (v) Fremont achieved a significant recovery from settling an insurance claim for $10.0 million, equaling the policy limits; and (vi) Fremont was the beneficiary of a significant change in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) that allowed the Company to carryback its NOLs generated in 2008 and record an income tax benefit of $48.4 million during the year ended December 31, 2009, which primarily related to the $24.8 million income tax refund filed with the Internal Revenue Service (“IRS”) in the fourth quarter of 2009 and approximately $23.8 million in reversals of income tax provisions related to the resolution of tax matters previously accrued.

The actions taken and events occurring during the bankruptcy proceedings provided the basis for Fremont to successfully reorganize itself on the Effective Date. As of the Effective Date, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature.

F. EVENTS RELATED TO OUR PLAN OF REORGANIZATION

On May 25, 2010, the Bankruptcy Court entered the Confirmation Order confirming the Plan, which was binding on all shareholders and creditors of Fremont on the Effective Date. The Confirmation Order and the Plan provided for a number of material transactions and events as of or following the Effective Date, which are summarized below.

Consolidations of Fremont Subsidiaries. On the Effective Date, Fremont completed a two-step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then FRC, formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers. The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”). Pursuant to the Confirmation Order, the new members of the Board and shareholders of Fremont, now known as Signature, were deemed to have approved and adopted both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law. Following the consummation of the FGCC Merger and the

FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s Executive Officers and members of the Board: Craig Noell, Kenneth Grossman, John Nickoll and Robert Schwab, as well as former Board members Robert Peiser and Richard Rubin (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

Additionally, pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and had an original exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60 thousand on the Effective Date and have or will pay $60 thousand in the aggregate on each subsequent vesting date. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act. The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions. In addition, the Warrants are also subject to “full ratchet” anti-dilution protection provisions (“anti-dilution protection” or “anti-dilution provisions”). The anti-dilution provisions provide that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 per share exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants. However, certain securities issuances by the Company will not trigger the anti-dilution protection provisions. The Warrants are further discussed in Note 13 – Common Stock Warrant Liability in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

In connection with the issuance and sale of the Signature common stock and the Warrants, Signature, the Signature Investors and the Warrant Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, Signature is required to use commercially reasonable efforts to register the resale of the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act pursuant to a resale shelf registration statement on Form S-3 or if the Company is not eligible to use Form S-3, on Form S-1. Regardless of when any such registration statement is filed or declared effective, the shares of common stock issued to non-affiliate Signature Investors (but not the shares issuable upon a cash exercise of the Warrants) may be resold immediately and without restriction in reliance upon Rule 144 promulgated under the Securities Act to the extent such safe harbor provision is available.

Amended and Restated Articles of Incorporation and Amended and Restated Bylaws. Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date. The Amended and Restated Articles of Incorporation also changed the par value of each share of Signature’s common stock from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively. In order to preserve certain tax benefits of Signature, the Amended and Restated Bylaws impose certain restrictions on the transfer of Signature’s common stock and other equity securities (the “Tax Benefit Preservation Provision”). The Tax Benefit Preservation Provision established a trading restriction on any holders of five percent or more of Signature’s common stock in order to reduce the risk that any change in ownership might limit the Company’s ability to utilize the NOLs under Section 382 of the Tax Code. The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if the Board determines that the Tax Benefit Preservation Provision is no longer necessary to preserve the tax benefits for Signature; (ii) the beginning of a taxable year of Signature in which the Board determines that no tax benefits may be carried forward; or (iii) such other date as the Board shall fix in accordance with the Amended and Restated Bylaws. For additional information, refer to “Tax Benefit Preservation Provision” included in Item 5 of this Annual Report.

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

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms that had filed aggregate claims of approximately $4.9 million. Between the Effective Date and December 31, 2011, Signature paid an additional $1.3 million in professional fees to these firms. At December 31, 2011, there remains only one outstanding disputed professional fee claim in the amount of $1.2 million.

Senior Notes Settlement. On the Effective Date, the holders of the Company’s 7.875% Senior Notes due 2009 (the “Senior Notes”) were paid $186.8 million, which amount equaled 100% of the outstanding principal balance plus accrued and unpaid interest as of the Petition Date using the contractual 7.875% interest rate, plus accrued and unpaid interest from the Petition Date through the Effective Date using the federal judgment rate (“FJR”) of 2.51%, plus an additional $1.5 million. The additional $1.5 million payment was made in an attempt to settle potential litigation that was likely to occur over the payment of post-petition interest at FJR as opposed to the 7.875% contractual rate. In accordance with the settlement payment, the Senior Notes were cancelled. On the Effective Date and subject to the requirements of the Plan, the Senior Notes and the Senior Notes Indenture, by and between the trustee and Fremont, dated March 1, 1999, as supplemented or otherwise modified were deemed automatically cancelled and discharged.

TOPrS Settlement. On the Effective Date, the Trust Originated Preferred Securities (“TOPrS”) issued by Fremont General Financing I, a statutory business trust pursuant to the Amended and Restated Declaration of Trust dated March 6, 1996, were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

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

On June 11, 2010, Signature paid the Cash Consideration to the TOPrS Trustee. The TOPrS Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case. On June 17, 2011, the TOPrS Trustee released $1.6 million of the charging lien and distributed such amount to the holders of the TOPrS. The remaining $0.4 million was distributed in September 2011.

On June 25, 2010, Signature issued the 21 million shares of Signature’s common stock to the TOPrS holders. The shares were distributed through the Depository Trust Company at the request of the TOPrS Trustee for the convenience of the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued.

On July 16, 2010, Signature issued the Notes Payable. The indenture, dated June 11, 2010 (the “Notes Payable Indenture”), pursuant to which the Notes Payable were issued, was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010. Wells Fargo Bank, NA is serving as indenture trustee to the Notes Payable pursuant to the Notes Payable Indenture.

In connection with the TOPrS Settlement, the 9% Junior Subordinated Debentures dated March 6, 1996 (the “Junior Subordinated Debentures”), which were issued by Fremont in connection with the TOPrS transaction, the indenture with respect to the Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”), the Amended and Restated Declaration of Trust and the TOPrS were each deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continued in effect until the TOPrS Trustee for the Junior Subordinated Debentures completed all distributions pursuant to the Plan.

Litigation and Loan Repurchase Settlements. During Fremont’s bankruptcy proceedings, a number of settlements related to litigation matters and loan repurchase claims were reached resulting in the Company paying a total of $118.6 million in settlements. Of that amount, $36.5 million was paid on the Effective Date, which is included in the Class 3A (non-note general unsecured creditors) distributions. The payments made on the Effective Date related to the following material litigation matters:

•

$5.0 million related to a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont;

•	$2.0 million related to a Stipulation and Agreement with The Enron Creditors Recovery Corporation, as representatives of Enron Corporation’s bankruptcy estate;

•

$22.0 million related to a trilateral Stipulation and Agreement with seven former officers and directors of Fremont and/or Fremont Indemnity and the Commissioner, as statutory liquidator of Fremont Indemnity; and

•	$7.0 million related to a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with The Bank of New York.

All of these litigation settlements were entered into prior to fiscal year 2010.

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements. See Note 22 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the Company’s repurchase reserve liability.

Unpaid Claims. Signature did not pay approximately $20.3 million in claims filed with the Bankruptcy Court as of the Effective Date, which includes approximately $2.7 million in claims filed after the claims bar date (the “Unpaid Claims”). As of December 31, 2011, Signature has resolved $9.9 million in claims leaving $10.4 million in remaining Unpaid Claims. Since December 31, 2011, the Bankruptcy Court disallowed $2.7 million in claims and the Company has settled three former employee claims aggregating $1.8 million, for $15 thousand, leaving $5.9 million in Unpaid Claims. We are actively seeking the voluntary withdrawal of, the settlement of, or have plans to object to all other Unpaid Claims in the Bankruptcy Court. If we are unsuccessful in such objections or are unable to negotiate substantially reduced settlements with the claimholders of the remaining Unpaid Claims and Signature is obligated to pay these amounts, it could have a material adverse effect on our financial condition and results of operations. See “Risk Factors” in Item 1A of this Annual Report.

Termination of SERP Plans and Receipt of Proceeds. On July 14, 2010, Signature made a demand (the “Demand”) on Merrill Lynch Trust Company, FSB as trustee (“Merrill Lynch”) to terminate the following retirement plans held by Merrill Lynch and remit the property held thereby to Signature: (i) the Fremont General Corporation 2003 Excess Benefit Plan (“Excess Benefit Plan”); (ii) the Fremont General Corporation Supplemental Executive Retirement Plan, as amended (“SERP”); and (iii) the Fremont General Corporation Supplemental Executive Retirement Plan II, as amended (“SERP II,” and together with SERP and Excess Benefit Plan, collectively, the “SERP Plans”). The Demand was made in conjunction with acknowledgement letters received by Signature from all remaining beneficiaries in the SERP Plans waiving any rights to or claims against the SERP Plans as a result of the treatment and distributions such beneficiaries received in accordance with the distributions made on or about the Effective Date.

On July 22, 2010, Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares were assets of Signature. In December 2010, the Board approved the cancellation and retirement of the Remaining Shares, which reduced the Company’s outstanding share count by 91,645 to 112,104,768 as of December 31, 2010.

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

G. MANAGEMENT OF SIGNATURE

Pursuant to the Interim Management Agreement, the Company contracted with SCA to provide general business management for its operations through December 31, 2010, with annual renewals if a revised management agreement had not yet been entered into between the parties. The Interim Management Agreement was renewed by the Board through December 31, 2011. During the second quarter of 2011, the Board undertook an evaluation of its external management structure with SCA and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company terminated the Interim Management Agreement and adopted an internal management structure, which included the Company entering into employment agreements with Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli (collectively, the “Executives”). The terms of such employment agreements were based on analysis and recommendations from an independent, nationally recognized executive compensation consulting firm. In addition, all other SCA employees became employees of the Company as of August 1, 2011. The employment agreements are further discussed in Item 11 of this Annual Report.

H. RECENT DEVELOPMENTS

Resignation of Kenneth S. Grossman. On February 8, 2012, Kenneth S. Grossman informed the Company of his intention to resign as the Company’s president effective April 30, 2012. Mr. Grossman continues to serve as a member of the Board. On February 8, 2012, Mr. Grossman and the Company entered into a Consulting and General Release Agreement (the “Consulting Agreement”), whereby Mr. Grossman will advise the Company’s chief executive officer and seek to identify acquisition and capital deployment opportunities for the Company. The consulting services to be provided by Mr. Grossman to the Company will begin following the effective date of Mr. Grossman’s resignation from the Company on April 30, 2012. The Consulting Agreement has a term of twenty-four (24) months with a monthly fee of $25 thousand and the possibility of additional incentive fees. The Consulting Agreement also provides for the non-qualified stock options and restricted stock previously granted to Mr. Grossman to, notwithstanding his resignation, continue to vest pursuant to the vesting schedules provided for in the non-qualified stock option agreement, as amended, and the restricted stock award agreement previously entered into by Mr. Grossman with the Company. In addition, the Consulting Agreement includes mutual releases by the Company and Mr. Grossman of claims and causes of action that either party may have against the other, which are in any way connected with Mr. Grossman’s employment relationship with or separation from the Company, provided, however, that Mr. Grossman does not waive or release any claim or right he may have to seek indemnity from the Company. Further, Mr. Grossman agrees not to engage in or assist in any litigation against the Company relating to anything that occurred prior to the effective date of the Consulting Agreement, except as may be necessary to comply with applicable law. Mr. Grossman further agrees that during the term of the Consulting Agreement: (i) he will vote his shares of Company common stock in support of the Company’s slate of directors nominated for election to the Board at the 2012 annual meeting of shareholders; and (ii) he will not initiate, promote, conduct or support a proxy contest, which is adverse to the Company or which challenges a slate of directors nominated by the Board.

COMPETITION

As an active acquirer of and financing source for middle market companies we compete in a diverse market with a wide spectrum of capital providers, including commercial and investment banks, public and private funds, hedge funds, commercial finance companies, private equity funds, and high net worth individuals. Many of Signature’s existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Furthermore, as Signature is a new market participant in such business lines, our competitors may have a lower cost of funds and access to funding sources that are not available to Signature.

The replacement market for circuit breakers is highly competitive and fragmented, with several hundred electrical component and circuit breaker competitors serving this market. The product offerings and levels of service from the other circuit breaker providers with whom NABCO competes varies widely. NABCO competes with many circuit breaker providers on a regional and local basis. Most of its direct competitors are smaller single location companies that focus on a specific geographic area or feature a select product offering, such as a particular line of circuit breakers. In addition to the direct competition with other circuit breaker providers, it also faces, on a much more limited basis, competition with distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. In the markets NABCO serves, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Cosmed operates in the highly competitive skin care product market and competes against a broad spectrum of companies and sales channels, including global consumer products companies, direct sales companies, mass market and prestige retail stores, and various internet channels. Many of Cosmed’s existing and potential competitors are substantially larger and have considerably greater financial, sales, marketing, research and development, and technical resources than Cosmed. Additionally, these competitors have capabilities that allow them to formulate new and improved skin care products that may compete with us. Additionally, competitors may elect to devote substantial resources to market their products to similar sales outlets and may develop advertising to promote and support their marketing efforts.

EMPLOYEES

As of December 31, 2011 and 2010, we employed 60 and 25 employees, respectively. Employees of NABCO and Cosmed represented 53% and 7%, respectively, of our total employees as of December 31, 2011 and in both cases zero as of December 31, 2010. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

•

information relating to corporate governance at Signature, including our Code of Ethics for Senior Financial Officers and Code of Conduct (for all employees including executive officers and directors). We intend to disclose any amendments to or waivers from these governance documents on our internet website, in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K;

•	information about membership on Board committees, as well as the charters of standing committees of the Board; and

•	information relating to transactions in Signature’s securities by its directors and executive officers reportable on Forms 3, 4 and 5.

Additionally, we will provide copies of any of this information free of charge upon written request to, Signature Group Holdings, Inc., Investor Relations, 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, CA 91403, or by email request to invrel@signaturegroupholdings.com.

Item 1A. Risk Factors

These listed risk factors are not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. These risk factors may be important to understanding any statement in this Annual Report or elsewhere.

A. BUSINESS RISKS

Business risks are risks associated with general business conditions, the economy, and the operations of Signature. Business risks are not risks associated with specific transactions we may be involved in nor are they risks associated with an offering of, or investment in, our common stock.

Signature’s financial condition and results of operations will depend on its ability to manage and deploy capital effectively. Our ability to achieve our business and strategic objectives will depend on our ability to effectively manage and deploy our capital, particularly with respect to identifying, evaluating, structuring and negotiating transactions, and managing our assets that are consistent with our business and strategic objectives. We cannot assure you that we will achieve our business and strategic objectives.

Accomplishing our business objectives will be largely a function of our management team, its access to transactions offering acceptable terms, and the ability to consummate those transactions. In addition to monitoring the performance of our assets, members of our management team or other employees may also be called upon to provide assistance to our subsidiary businesses. These additional demands may distract our management or employees from focusing on our other assets or operations and slow the rate of our capital deployment.

The results of our operations will depend on many factors, including the availability of opportunities, accessible financing alternatives, and economic conditions. There is no assurance that one or all of these factors will be favorable to us in order to deploy our capital effectively. In addition, changes in the business practices of our competitors, in terms of providing debt and equity financing in the middle market, may negatively impact our ability to source and close attractive opportunities to deploy capital. If we cannot successfully operate our business or implement our strategies as described in this Annual Report, it could negatively impact our financial condition and results of operations.

Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Signature’s business model depends to a significant extent upon its management team’s referral relationships, and its ability to maintain or develop these relationships in the future. We expect that our management team will maintain their relationships with financial institutions, private equity and other non-bank investors, investment bankers, commercial bankers, attorneys, accountants and consultants, and we rely to a significant extent upon these relationships to provide us with potential opportunities in which to provide capital. If our management team fails to maintain their existing relationships or develop new relationships with other financial sponsors or sources of transaction opportunities, we may not be able to achieve our business and strategic objectives. In addition, individuals or firms with whom our management team has relationships are not obligated to provide us with transaction opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

Signature has a new management team, Board and business strategy with limited operating history. Signature emerged from bankruptcy proceedings in June 2010 with a new management team and Board, as well as a new business plan and strategy.

Since then, we have experienced changes in our Board. See Item 10 in this Annual Report for more information. Signature is subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives. Additionally, prior to the Effective Date, certain members of Signature’s management team had not worked together. While the members of Signature’s management team have similar professional backgrounds and philosophies regarding capital deployment, there are no assurances that we will have a consensus on every business decision. The members of the Board have not worked together in the past, which we believe to be valuable on one hand, as it provides a broader perspective for the business strategy and initiatives we may be required to evaluate, but this limited history also represents a potential risk in that the Board may not come to consensus on every business decision or may require additional time to deliberate among potential options for any particular matter, which could result in possible lost business opportunities. Additionally, in the future, we may have turnover in the members of the Board, as we experienced in 2011.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team, particularly Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations. Although Mr. Grossman has announced that he will be resigning as the Company’s president effective April 30, 2012, he has entered into a contractual arrangement whereby he will continue to provide services to the Company as a consultant for a term of twenty-four months. Mr. Grossman continues to serve as a member of the Board.

We may not be able to successfully fund future acquisitions of new businesses or fund new debt transactions due to the lack of availability of capital at the Company or lack of availability of debt or equity financing at the subsidiary level on acceptable terms, which could impede the implementation of our business strategy and materially adversely impact our financial condition, business and results of operations. We currently have a limited capital base. In order to make future acquisitions of businesses or assets, acquire debt instruments, or fund new loans, we may need to raise capital through debt or equity financing at the Company level, sell the stock or assets of our subsidiary businesses, offer debt or equity to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of prospective transactions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow further at the Company level. Another source of capital for us may be the sale of additional shares of our common stock, however our ability to raise capital in this manner is subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These challenges may materially adversely affect our ability to pursue our business strategy successfully and may materially adversely affect our financial condition, business and results of operations.

Signature is subject to a considerable number of pending legal proceedings which relate to the prior businesses of Fremont and/or FIL. We are subject to a number of lawsuits seeking monetary damages and injunctive relief which relate to Fremont and/or FIL’s businesses. For a summary of our material legal proceedings, see “Legal Proceedings” included in Item 3 of this Annual Report. Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the prior business of Fremont and/or FIL. We have been and intend to continue to vigorously defend ourselves in all legal proceedings we are involved in, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend the Company in these matters may be significant.

Signature may become subject to legal actions in the future that could subject it to substantial liabilities. We may become involved in legal actions from time to time related to our business and operations. These legal actions could involve large monetary claims, significant defense costs, and a substantial amount of time and resources of our management team. As a result, we may be exposed to substantial liabilities, which could adversely affect our business, results of operations and financial condition.

Signature has received repurchase claims relating to certain residential mortgage loan originations sold by FIL and may receive additional claims in the future that, unless withdrawn or settled within the limits of a reserve we have established, could adversely affect our financial condition and results of operations. As of December 31, 2011, Signature had approximately $101.7 million in outstanding repurchase claims associated with the representations and warranties related to the residential real estate mortgages sold by FIL. Signature maintains a loan repurchase reserve for the estimated losses associated with such loan repurchase demand claims, both known and unknown. While management believes that Signature’s $8.5 million loan repurchase reserve liability was sufficient as of December 31, 2011, no assurance can be made that changing facts and circumstances could not cause us to increase such repurchase reserve in future periods or for the Company to experience losses in excess of its repurchase reserve liability. Any material increase in repurchase claim activity, our repurchase reserve, changes in the nature of repurchase claims or changes in our ability to object to, defend, or settle such claims could have a material adverse effect on our financial condition and results of operations.

Adverse changes in the residential mortgage markets or the regulatory environment governing such markets may affect the value of Signature’s residential mortgage loans held for sale or its ability to sell such assets for acceptable prices. As of December 31, 2011, Signature held $86.5 million of UPB of residential mortgage loans which were classified as held for sale, with carrying value of $32.7 million, or 37.8% of UPB. The carrying value of residential mortgage loans held for sale depends on a number of factors, including general economic conditions, interest rates, borrower defaults and delinquencies, the value of the underlying collateral and legislative and regulatory actions. Adverse changes in the residential mortgage markets, such as those experienced since the middle of 2007, or legislative and regulatory actions may affect our ability to collect payments from borrowers, may lead to an increase in borrower defaults, may affect our ability to foreclose on the underlying collateral, or may affect our ability to sell the remaining residential mortgage loans held for sale at acceptable prices. These adverse changes in the residential mortgage markets may have a material adverse effect on the value of our residential mortgage loans, our financial condition and results of operations.

Impairment of our intangible assets could result in significant charges that would adversely impact our future operating results. We have significant intangible assets, including goodwill, which are susceptible to impairment charges as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill, customer relationships and trademarks which are related to our business combinations. Customer relationships are amortized based upon the pattern in which the economic benefits of customer relationships are expected to be utilized. Other identifiable intangible assets are amortized over their estimated useful lives. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As of December 31, 2011, we had identifiable intangible assets with a carrying value in our consolidated balance sheets of $7.0 million, and goodwill of $18.2 million. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that would impact our results of operations and financial position in that period.

Our subsidiary businesses rely on their intellectual property for competitive advantage and if they are unable to protect their intellectual property it could have a material adverse effect on their financial condition, business and results of operations. Each subsidiary’s business success depends in part on its brand names, proprietary technology and manufacturing techniques, or licenses to use the brand names, proprietary technology and manufacturing techniques of others. In Cosmed’s case, the business relies on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our subsidiary businesses’ intellectual property rights effectively or to the same extent as the laws of the United States. Stopping unauthorized use of their proprietary information and intellectual property, and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.

Our subsidiary businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on their financial condition, business and results of operations, which could materially adversely impact Signature’s financial condition and results of operation.

Our subsidiary businesses do not have long-term contracts with their customers and clients and the loss of customers and clients could materially adversely affect their financial condition, business and results of operations. Our subsidiary businesses operate primarily based on individual orders and sales with their customers and clients. Our subsidiary businesses historically have not entered into long-term supply contracts with their customers and clients. As such, their customers and clients could cease using their services or buying their products from them at any time and for any reason. The fact that they do not enter into long-term contracts with their customers and clients means that they have no recourse in the event a customer or client no longer wants to use their services or purchase products from them. If a significant number of their customers or clients elect not to use their services or purchase their products, it could materially adversely affect their financial condition, business and results of operations, which could materially adversely impact Signature’s financial condition and results of operation.

Loss of key customers of some of our subsidiary businesses could negatively impact financial condition. Some of our subsidiary businesses have significant exposure to certain key customers, the loss of which could negatively impact our financial condition, business and results of operations. In particular, we estimate NABCO’s sales to its top three customers in 2011 accounted for approximately 44.1% of its sales for its full year of operation in 2011. For the period from the acquisition date to December 31, 2011, NABCO’s top three customers accounted for 48.1% of its sales. The loss of any of these customers could negatively impact NABCO’s business, financial condition, and results of operations.

Increases in the portion of existing customers and potential customers buying directly from manufacturers or exclusively over the internet could have a material adverse effect on the business of NABCO. The commercial circuit breaker replacement industry supply chain is comprised of multiple levels. As a distributor, NABCO does not manufacturer the circuit breaker products it sells. Additionally, there are a number of suppliers and distributors who sell directly to customers over the internet with varying levels of success. Though management believes specialty distributors such as NABCO play crucial roles in the industry supply chain, increases in the portion of end customers buying directly from manufacturers or exclusively through the internet could have a material adverse effect on the business of NABCO, which could materially adversely impact our financial condition and results of operation.

Signature has $5.9 million in remaining claims filed with the Bankruptcy Court on the Effective Date that could have a material adverse effect on the business if we are unsuccessful in objecting to, litigating, or settling at significantly reduced amounts. Signature did not pay approximately $20.3 million of Unpaid Claims on the Effective Date. As of December 31, 2011, Signature has resolved $9.9 million in claims leaving $10.4 million in remaining Unpaid Claims. Since December 31, 2011, the Bankruptcy Court disallowed $2.7 million in claims and Signature has settled three former employee claims aggregating $1.8 million for $15 thousand leaving $5.9 million in Unpaid Claims. As for the remaining claims which Signature does not believe it is liable for, Signature is actively seeking their voluntary withdrawal, plans to object to them in the Bankruptcy Court, or plans to continue to litigate them in the appropriate venues. If Signature is unsuccessful in such objections, such litigation, or is unable to negotiate substantially reduced settlements with the claimholders of the remaining claims, and Signature is obligated to pay these amounts, it could have a material adverse effect on our financial condition and results of operations.

Signature’s $24.8 million tax refund related to its 2008 carryback NOL is subject to review of the Congressional Joint Committee on Taxation. Following completion of the IRS examination of Fremont’s consolidated tax returns, the Company received a tax refund in the amount of $24.4 million, net of other potential tax liabilities of $0.4 million, related to the carryback of its 2008 NOL applicable to prior taxable year periods 2003, 2004 and 2005. In February 2011, the IRS notified the Company that the tax refund was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”). The Company has provided the Joint Committee with certain information requested in connection with its review of the tax refund. Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will be given by the Joint Committee and an adverse finding could have a material adverse effect on our financial condition and results of operations.

Signature’s inability to control its expenses may adversely affect its financial condition and results of operations. Since emerging from bankruptcy, Signature’s sources of revenue have been limited. We continue to have significant operating expenses, including compensation expenses, legal, professional and other outside services expenses, occupancy expense, interest expense, and other general and administrative expenses. Additionally, with the termination of the Interim Management Agreement and our entering into employment contracts with our executive officers, the nature of our expenses has changed and our compensation expense related to these executives has increased. Although we have increased our revenues and reduced our expenses, our inability to further reduce our operating and non-interest expenses may have an adverse effect on our financial condition and results of operations.

Signature’s ability to utilize its NOLs or recognize tax benefits on future domestic tax losses may be limited. Signature’s ability to fully utilize its existing federal and state NOLs could be limited or eliminated should Signature (i) undergo an “ownership change” as described under Section 382 of the Tax Code; (ii) be found by the IRS not to be able to avail itself of Section 382(l)(5) of the Tax Code; (iii) not return to profitability or be only marginally profitable; or (iv) due to changes in federal or state tax laws and regulations.

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

Fremont and Mellon Investor Services LLC, as rights agent (“Mellon”), are parties to a Rights Agreement, dated October 23, 2007, as amended (the “Rights Agreement”), which operates to protect our NOLs. The Rights Agreement provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Company common stock. So long as the Rights Agreement is effective and the Rights are attached to the Company common stock, one additional Right, as such number may be adjusted pursuant to the provisions of the Rights Agreement, shall be deemed to be delivered for each share of Company common stock issued or transferred by the Company in the future. Subject to the exceptions and limitations contained in the Rights Agreement, the Rights generally are exercisable only if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock, and the Board affirmatively determines a Distribution Date (as defined in the Rights Agreement).

As of the Effective Date, we have also amended our Amended and Restated Bylaws to provide for restriction on certain transfers of Signature common stock in order to preserve our NOLs. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in the Treasury Regulations) or (ii) the ownership interests of any five-percent holder shall be increased or decreased. Persons wishing to become a five-percent holder (or existing five-percent holders wishing to increase or decrease their percentage share ownership) may request a waiver of the restriction from Signature, and the Board may grant a waiver in its discretion.

Our NOLs only have value to the extent we generate profits. If we are unable to generate profits prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs.

Finally, the use of federal and state NOLs are subject to various tax laws and regulations. In California, for example, during 2011, we were unable to utilize any of our state NOLs due to a state moratorium on usage that affects loss corporations. While the moratorium expired on December 31, 2011, and has not yet been extended, no assurance can be made that we will be able to use our California state NOL in 2012 or beyond.

Signature’s use of its NOLs in the future may be challenged by the IRS under anti-abuse rules associated with tax avoidance. While Signature believes it is eligible to utilize the full amount of the NOLs under Section 382(l)(5), the IRS can at any time challenge the use of NOLs in the future under an argument that a transaction or transactions were concluded with the substantial intent of sheltering future tax liabilities. In any situation where the IRS is successful in such a challenge, Signature’s ability to utilize its NOLs may be limited, which may have a material adverse impact on Signature’s financial condition and results of operations.

Signature’s intention to not become an investment company subject the Investment Company Act may impose constraints on our operations. We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40.0% of the value of the issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities” are, among other things, securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

We identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately and timely report our financial results. Our management has concluded that as of December 31, 2011, we operated with a material weakness as we did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the sale of substantially all of Fremont’s business operations from 2007 to 2008 and the significant reduction in certain other business operations as a result of the bankruptcy proceedings, Fremont experienced considerable turnover of staffing within its accounting operations. Additionally, during the period in which Fremont was in bankruptcy proceedings with limited resources, the Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements that were prepared and reviewed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See “Controls and Procedures” included in Item 9A of this Annual Report for further information about the material weakness in our internal control over financial reporting and the effect of this material weakness, including the impact on our accounting functions and policies, as well as our financial reporting.

While we have taken efforts to improve the number and expertise of the staff in our accounting and finance function since emerging from bankruptcy proceedings on the Effective Date, if we fail to further enhance these functions, experience turnover, or otherwise fail to identify deficiencies in our internal control over financial reporting in a timely manner, remediate any deficiencies, or identify material weaknesses in the future, we may be unable to report our financial results accurately and on a timely basis. Additional material weaknesses or deficiencies in our internal controls may be discovered in the future. Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the material weakness, continued disclosure of our material weakness will be required in future filings with the Commission. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the market value of our equity securities.

In addition, our business strategy contemplates the acquisition of businesses and the operation of subsidiaries whose financial results will be consolidated into our financial statements and reporting. As a result of these business activities and our future growth, the scope of our internal control over financial reporting will have to expand, which may subject us to increased internal control risks. Effective internal controls over financial reporting must be established and maintained at these subsidiaries in order for us to produce accurate and timely financial reports. Failure to do so would result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which would likely have a negative effect on the market value of our equity securities.

Changes in, and compliance with, laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy. We, and the companies in which we provide capital or acquire, will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect. In particular, any changes in domestic and foreign government regulations that affect our ability to collect amounts on our residential real estate loan portfolio assets, or increased costs to service and monitor such assets, or changes to bankruptcy or collection laws could negatively impact our operating results. Additionally, any changes to the laws and regulations may cause us to alter our business strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our business focus shifting from the areas of expertise of our management team to other types of opportunities in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations. In addition, our inability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate could harm us and our shareholders.

Signature’s results of operations are significantly dependent on economic conditions and related uncertainties. Our results of operations are and will be affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our financial condition and results of operations. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Signature’s success will depend on its ability to attract and retain qualified personnel in a competitive environment. Signature expects it will experience competition in attracting and retaining qualified personnel and Signature may be unable to maintain or grow its business if it cannot attract and retain such personnel. The Company’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with whom we compete for experienced personnel, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, have greater resources than us.

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

Signature operates in a highly competitive market for the transactions in which it seeks to engage. A large number of entities compete to source, structure and effectuate the types of transactions that we plan to be involved with in companies operating in the middle market. We compete for opportunities with traditional financial services and investment companies such as commercial and investment banks, business development companies, investment funds (including private equity funds and mezzanine funds) and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also provide capital to lower middle market companies. As a result, competition for opportunities in middle market companies is intense. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Furthermore, as Signature is a new market participant in such business lines, we believe most of our competitors have a lower cost of funds and access to funding sources that are not available to Signature. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose out on transactions if we do not match our competitors’ pricing, terms and structure. Or, if we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our capital or may bear substantial risk of capital loss. Notwithstanding the competitive nature of our business, we believe the market opportunity of providing capital in middle market companies is still underserved, but a significant increase in the number and/or the size of capital providers or other competitors in this target market could force us to accept less attractive terms.

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

B. RISKS RELATED TO OUR TRANSACTIONS

Strategic acquisitions and joint ventures, or Signature’s entry into new business areas, may result in additional risks and uncertainties in its business. Signature expects to grow its business through acquisitions, joint ventures, and expansion of activities in Signature Special Situations. Such activities may involve numerous risks, including difficulties in integrating the operations, services, products and personnel of the acquired company or specialized assets; the diversion of management’s attention from other business concerns; entering markets in which we have little or no direct prior experience; or the potential loss of key employees of the acquired company. Our participation in any other ventures that we may enter into could subject us to additional risks and uncertainties because we may be dependent upon, and subject us to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Conflicts or disagreements between us and the other members of a venture may negatively impact our businesses. These operational, capital, and managerial commitments may impair the operation of our businesses and as a result negatively impact our financial condition and/or operating results.

Providing capital to middle market companies involves a high degree of risk. Companies operating in the middle market, which we generally describe as those with revenues between $25.0 million and $400.0 million and EBITDA of $7.0 million to $25.0 million, typically have (i) less access to capital to fund their business; (ii) high dependence on the management talents and efforts of a small group of persons; (iii) narrower product lines, smaller market shares, and/or larger customer relationships; and (iv) less publicly available information about their business, operations and financial condition as compared to larger companies. Given these characteristics, these companies would also generally be considered to have ratings that are below investment grade. We are dependent on the ability of our management team and professional staff to obtain adequate information to evaluate the potential returns from providing capital to these companies and to manage our assets accordingly in light of such risks. If they are unable to uncover all material information about these middle market companies that we may transact with, they may not make a fully informed decision, and we may lose all or part of the capital we provide, or be subject to the impact of operating losses associated with such businesses.

The lack of liquidity for the types of transactions we are pursuing may adversely affect our business. We may provide capital to companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Given these circumstances, while we do not expect to be able to achieve liquidity in our portfolio over a short-term period, the illiquidity of these assets may make it difficult for us to get our capital back when projected or desired. In addition, if we are required to liquidate all or a portion of our assets quickly, we may realize significantly less than the values shown on our financial statements, which would cause us to suffer losses and potentially adversely affect our business.

Until we are able to diversify our asset base, we will face concentration risk whereby a loss on one or more of our transactions could have a materially adverse effect on our company. Since the Effective Date, we have provided capital in a limited number of situations in furtherance of our business strategy. Until we have increased the amount of capital deployed in our business strategy and create a diversified operation, a loss on one or more transactions would affect us more adversely than such loss would affect a company with a larger and more diverse business.

The companies we provide capital to may incur debt that ranks equally with, or senior to, the capital we provide to such companies. The companies we provide capital to may have, or may be permitted to incur, debt or other capital that ranks equally with, or senior to, the capital we provide them. By their terms, such securities may entitle the holders to receive payment of interest, principal, dividends or other forms of capital on or before the dates on which we would be entitled to receive payments with respect to the capital we may provide. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company we have provided capital to, holders of securities senior to our capital in such company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior capital, there may not be any remaining assets to use for repaying its obligation to us. In the case of other capital ranking equally with the capital we may provide, we would have to share on an equal basis any distributions with other similarly situated capital providers in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our subsidiary businesses, any specialized assets acquired, or our loan portfolio may not perform as expected and we may not be able to achieve adequate consideration for dispositions. Based on any number of factors, we may from time to time decide to sell companies or assets. There can be no assurance that we will be successful in completing these transactions. If these transactions are completed, they may reduce the size of our business. There is also no assurance that we will receive adequate consideration for any company or asset dispositions. As a result, our future disposition of businesses or assets could have a material adverse effect on our business, financial condition, and result of operations.

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

Second priority liens on collateral securing loans that we make to companies generally will be subject to the actions of, and potentially control of, senior creditors with first priority liens whereby the value of the collateral may not be sufficient to repay in full both the first priority creditors and us. Certain loans that we may make or acquire will be secured by a second priority security interest in the same collateral pledged by a borrower to secure senior debt owed by such borrower to another lender. Often the senior lender has procured covenants from the company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral; and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

The value of the collateral securing our loan and debt instruments depends on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of the collateral securing our loan and debt instruments will be sufficient to satisfy the obligations of our borrowers. There is also a risk that such collateral securing our debt may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise or may fluctuate in value based upon the success of the borrower and market conditions. If such proceeds are not sufficient to repay amounts outstanding under our loan obligations, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the Company’s remaining assets, if any, which may result in the incurrence of losses.

We generally will not control the companies obligated to repay our loans and other debt instruments. We do not expect to control the companies obligated to repay the loans we may make or purchase, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a borrower we provide capital to may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt holders. Due to the lack of liquidity associated with capital provided to private companies, we may not be able to dispose of our loans in such companies as readily as we would like or at an appropriate valuation. As a result, a borrower may make decisions that could decrease the value of our portfolio holdings.

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

Signature may issue shares of common stock as consideration in its acquisition and joint venture transactions, which would result in dilution of our shareholders. In addition to other forms of consideration, we may issue shares of our common stock in connection with future acquisitions or joint venture transactions that we may enter into. The issuance of shares of our common stock in such transactions may result in dilution to our then existing shareholders following any such issuance.

C. RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Our common stock is quoted on the OTCQB market which does not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTCQB, an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. There can be no assurance that our plans to seek listing of our common stock on The NASDAQ Stock Market, the NYSE or another securities exchange now that we are current in our filing obligations with the Commission will be successful or that we will be able to satisfy the listing standards of an exchange.

The market price of our common stock may fluctuate significantly. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of assets;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	changes in legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of material litigation involving the Company, our general industry or both;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of our common stock by our shareholders;

•	departure of key personnel; and

•	general economic trends and other external factors.

Certain provisions of our Amended and Restated Bylaws could deter takeover attempts and have an adverse impact on the price of our common stock. Our Amended and Restated Bylaws contain provisions to protect the value of our NOLs. See “Tax Benefit Preservation Provision” included in Item 5 of this Annual Report. Such provisions may have the effect of discouraging a third-party from making an acquisition proposal for us, which may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Our Rights Agreement could discourage, delay or prevent takeover attempts. Attempts to acquire control of the Company may be discouraged, delayed or prevented by the Rights Agreement, which was adopted by Fremont on October 23, 2007 to protect the value of our NOLs and continues to remain in effect. See “Tax Benefit Preservation Provision” included in Item 5 of this Annual Report. Such agreement may have the effect of discouraging a third-party from making an acquisition proposal for us, which may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Our pending legal proceedings and other contingent liabilities may limit our ability to use our common stock as currency in potential future transactions. We are subject to a number of lawsuits seeking monetary damages and injunctive relief and have potential other contingent liabilities, including repurchase claims, which relate to the prior businesses and operations of Fremont and FIL. See Item 3 of this Annual Report for more information. The outcome of such litigation and other legal matters is always uncertain and could materially adversely affect our financial condition and results of operations, which may limit our ability to utilize our common stock as consideration for potential future acquisitions and other transactions in which we may engage.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of the fiscal year ended December 31, 2011, our primary executive and administrative offices are located at 15303 Ventura Boulevard Suite 1600, Sherman Oaks, Califorinia 91403, where we have a lease expiring in 2014. Prior to the Effective Date, Fremont’s primary executive and administrative offices were located at 175 North Riverview Drive, Anaheim Hills, California 92808, a facility that was owned by Signature. The Anaheim Hills property was sold during the third quarter of 2011. We consider our Sherman Oaks office to be adequate for our operating needs.

NABCO’s corporate and administrative offices, as well as its main warehouse facility, are located at 2870 N. Ontario St., Burbank, California 91504, where it has a lease expiring in 2014. We consider NABCO’s Burbank facility to be adequate for its operating needs.

Cosmed’s corporate and administrative offices are located at 236 Fifth Ave, 9th Floor, New York, New York 10001, where it has a lease expiring in 2012. We consider Cosmed’s New York facility to be adequate for its operating needs.

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

Based on the Company’s current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

The legal proceedings summarized below are ongoing matters and may have an effect on our business and future financial results.

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008. On January 9, 2009, the plaintiffs filed a Second Amended Consolidated Class Action Securities Complaint (“SAC”). Fremont was not a named defendant in the SAC because of its Chapter 11 bankruptcy filing. The named defendants in the SAC were former directors and officers of Fremont: Louis J. Rampino, Wayne R. Bailey, Patrick E. Lamb, Kyle R. Walker, Ronald J. Nicolas, Jr. and James A. McIntyre. On November 29, 2009, the plaintiffs filed a Third Amended Consolidated Class Action Securities Complaint (“TAC”). Fremont’s potential exposure in this matter arises out of its indemnification agreements and obligations with these individual defendants. On March 29, 2010, the trial court entered an Order

Granting Fremont’s Motion to Dismiss the TAC with prejudice (“Court Order”). Plaintiffs appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit (the “Appellate Court”). On November 29, 2011, the Appellate Court affirmed the dismissal of the TAC with prejudice by the Trial Court. The deadline for the Plaintiffs to file an appeal to the United State Supreme Court was February 27, 2012, which has passed.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against FRC in the California Superior Court, County of Los Angeles. On February 3, 2010, Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. Signature is appealing the judgment. Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the court. The appeal has been fully briefed by each party. No hearing date has been set.

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

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate (“CRE”) group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of 36 months’ welfare benefits. Ms. Colburn filed a Proof of Claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs have not yet been filed and a hearing date has not yet been scheduled.

Ms. Colburn’s Proof of Claim for $2.6 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding and the Company intends to vigorously defend against this claim.

Walker Matter. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted stock at the time of his termination and the value of 36 months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. Trial has been set to commence on September 11, 2012. The Company intends to vigorously defend itself against this lawsuit.

Mr. Walker’s Proof of Claim for $2.5 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding. The Company intends to vigorously defend itself against this claim.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1). On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 50 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly-owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter was removed to the U.S. District Court in Massachusetts, but the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts, which was approved on August 19, 2011. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. A hearing on the Motion to Dismiss occurred on January 11, 2012, but the judge has not yet rendered a decision. FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al. (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 30 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 70 RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006. The defendants removed the matter to the U.S. District Court in Massachusetts and the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts. In August 2011, in light of the ruling on remand in Cambridge Matter #1, the matter was remanded back to the Superior Court in the Commonwealth of Massachusetts by stipulation. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. A hearing on the Motion to Dismiss occurred on January 11, 2012, but the judge has not yet rendered a decision. FMSC intends to defend itself vigorously in this matter.

National Credit Union Administration v. RBS Securities, et al (“NCUA I”). On June 20, 2011, The National Credit Union Association (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. The motion has been fully briefed by both parties. No hearing date has been set. FMSC intends to defend itself vigorously in this matter.

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

Cambridge and NCUA Defense, Indemnity and Contribution Matters. In addition to the Cambridge and NCUA RMBS lawsuits, the Company, as successor to FIL, and FMSC have received several demands for defense, indemnity and contribution in the Cambridge and NCUA actions as well as other RMBS actions in which the Company or its subsidiaries are not named defendants. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or its subsidiaries.

Kingstown/McIntyre Matters. On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedule 13D’s indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Exchange Act) in connection with the Shareholder Group’s intention to nominate a slate of directors for election to the Board at the Company’s next annual meeting of shareholders.

As a result of the formation of the Shareholder Group, the Board continues to evaluate whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in the Rights Agreement) and if such determination is made, whether a Distribution Date (as defined in the Rights Agreement) for the distribution of rights under and pursuant to the Rights Agreement will occur. The Company previously announced that the Board had extended the date by which such determinations needed to be made until March 30, 2012.

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect; (ii) a declaration that the Plaintiffs are not an Acquiring Person; and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company’s bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court. The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Plan, as confirmed by the Confirmation Order.

Because the Proceeding involves issues central to the Confirmation Order, the Company also separately filed a motion (the “Motion”) with the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) on September 19, 2011 seeking an order confirming that the Rights Agreement was assumed under the Plan and granting related relief.

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

On January 6, 2012, James A. McIntyre filed a complaint (the “McIntyre Complaint”) with the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company seeking (1) a declaration that: (i) he never took any action that may have triggered the dilution provisions of the Rights Agreement; (ii) the right to vote his shares is not impaired or diminished in any respect by the Rights Agreement; (iii) his right to demand that the Company convene a shareholder meeting or work cooperatively with other shareholders to request a shareholder meeting is not impaired in any way by the Rights Agreement; (iv) his right to nominate director candidates to be elected by the shareholders for service on the Board is not impaired or diminished in any way by the Rights Agreement; (v) his right to submit shareholder proposals for vote at the Company’s next shareholder meeting is not compromised or impaired in any way by the Rights Agreement; and (vi) his right to join other shareholders to effect the election of directors or other shareholders to effect the election of directors or other corporate business is not impaired or diminished by the Rights Agreement; and (2) preliminary injunctions to enjoin the Company from implementing the Rights Agreement against Mr. McIntyre.

The Company intends to vigorously defend itself against the McIntyre Complaint.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings. Settlements have been reached with six of these firms. The outstanding disputed claim from the last firm that has not settled with Signature is approximately $1.2 million. On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission. A ruling has not yet been made. On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application.

Unpaid Claims. Signature did not pay approximately $20.3 million in Unpaid Claims as of the Effective Date. As of December 31, 2011, Signature has resolved $9.9 million in claims leaving $10.4 million in remaining Unpaid Claims. Since December 31, 2011, the Bankruptcy Court disallowed $2.7 million in claims and Signature has settled three former employee claims aggregating $1.8 million for $15 thousand leaving $5.9 million in Unpaid Claims. We are actively seeking the voluntary withdrawal of, the settlement of, or have plans to object to all other Unpaid Claims in the Bankruptcy Court.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Signature’s common stock is quoted on the OTCQB under the trading symbol “SGGH.” The following table sets forth the high and low bid quotations of the Company’s common stock as reported as composite transactions on the OTCQB. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
1st Quarter	$0.83	$0.60	$1.00	$0.63
2nd Quarter	0.75	0.50	0.99	0.66
3rd Quarter	0.74	0.38	0.89	0.64
4th Quarter	0.47	0.25	0.83	0.61

On March 26, 2012, the last reported bid quotation of Signature common stock on the OTCQB was $0.26 per share. There were 1,458 shareholders of record as of March 26, 2012.

DIVIDENDS

There were no cash dividends declared on Signature’s common stock for the years ended December 31, 2011 and 2010.

The decision to pay dividends is made quarterly by the Board and is dependent on the earnings of Signature, management’s assessment of future capital needs and other factors. The Company has not paid a dividend since the fourth quarter of 2006.

Signature does not expect to pay any cash dividends on its common stock in the foreseeable future. Signature anticipates that any earnings generated from future operations will be used to finance its operations and growth.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth for each of our equity compensation plans, the number of shares of our common stock subject to outstanding stock options and stock rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans, Excluding Securities Reflected in Column (a) (c)
As of December 31, 2011:
Equity compensation plans approved by security holders (1)	8,816,000	$0.57	13,852,484
Equity compensation plans not approved by security holders	—	—	—

Total	8,816,000	$0.57	13,852,484

(1)	An amendment to the Company’s 2006 Performance Incentive Plan has not been approved by share holders. Such amendment is further discussed in Note 16- Share-Based Payments in the Note to Consolidated Financial Statements included in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the fourth quarter ended December 31, 2011.

TAX BENEFIT PRESERVATION PROVISIONS

On October 23, 2007, Fremont and Mellon entered into the Rights Agreement, which operates to preserve our NOLs. The Rights Agreement provides for a dividend distribution of a Right for each outstanding share of Company common stock. Each Right entitles the registered holder to purchase from the Company a Unit of Preferred Stock at a price of $12.00 per one one-thousandth of a share, subject to adjustment as provided in the Rights Agreement. Subject to the exceptions and limitations contained in the Rights Agreement, the Rights generally are exercisable if a person or group acquires beneficial ownership of 5% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of the Company’s common stock, provided the Board affirmatively determines a Distribution Date (as defined in the Rights Agreement) shall occur. In addition the Rights Agreement also provides that, in the event that (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged; or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided because they were held by the acquiring person or entity) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company as set forth in the Rights Agreement.

Additionally, in order to preserve valuable tax attributes following emergence from bankruptcy, restrictions were included in our Amended and Restated Bylaws on transfers of Signature common stock. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in Treasury Regulation Section 1.382-2T(g)) or (ii) the ownership interests of any five-percent holder shall be increased or decreased. Persons wishing to become a five-percent holder (or existing five-percent holder wishing to increase or decrease their percentage share ownership) could request a waiver of the restriction from Signature, and the Board may grant a waiver in its discretion.

These Tax Benefit Preservation Provisions are meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOL in a particular year, or eliminate the NOL altogether if such a “change of control” were to occur during the two-year period after the Effective Date. See “Risk Factors” in Item 1A of this Annual Report.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 also contains certain non-GAAP financial information included in “Reconciliation of Non-GAAP Measures.”

OVERVIEW

Signature is a diversified business and financial services enterprise with principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, NABCO and Cosmed. We anticipate that we will continue to use our cash and other financial assets to grow the Company into a profitable enterprise by completing additional acquisitions of operating businesses, as well as expanding the “Signature Special Situations” financial services business unit, which is described herein.

We seek to engage in acquisitions to acquire a controlling interest in middle market businesses that we expect will generate between $7.0 million and $25.0 million in annual EBITDA. We also will selectively review potential acquisition opportunities of larger businesses. We look to acquire businesses that have talented and experienced management teams, strong margins, defensible market positions and, in most instances, long-term growth potential. We regularly consider acquisitions of businesses that operate in unique industries as well as businesses that we believe to be in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we have and expect to continue to operate the businesses we acquire as autonomous subsidiaries. In addition to the connections that our management team has in the industry, we also have strong relationships with significant numbers of potential deal referral sources, including accountants, attorneys, business brokers, commercial and investment bankers, and other professionals, which generate substantial opportunities to assess middle market businesses that may be available for acquisition. Our strategy tends to emphasize non-auction, or proprietary deal flow sourced directly through our management team’s established referral networks. See “C. Business Strategy” in Item 1 of this Annual Report for additional information related to our business acquisition strategy.

Our Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. We may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring. We also take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases. See “D. Operating Segments” in Item 1 of this Annual Report for additional information related to our Signature Special Situations business unit.

Our operations include a discontinued operations segment, where we hold and are managing the Legacy Assets and Liabilities to maximize cash recoveries and limit our costs and exposures to protect the value for our shareholders. The net cash flows from our discontinued operations segment are expected to be redeployed into our continuing operations segment over time. See “D. Operating Segments” in Item 1 of this Annual Report for additional information related to our discontinued operations segment.

We have been and continue to reposition our business after a two year bankruptcy reorganization process, from which we emerged in June 2010. During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which included the liquidation and sale of certain assets, and minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets. Accordingly, the Company’s results of operations include reorganization items, which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings. These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, and gains or losses resulting from activities of the reorganization process offset by interest earned on cash accumulated while in bankruptcy.

In 2011, continuing operations included the results of operations from NABCO and Cosmed, which provided combined revenues and other income (expense) of $15.2 million and operating expenses of $15.9 million, including $1.5 million of intangible asset amortization. We acquired these businesses in 2011; and, therefore, no comparable revenues and expenses are included in the 2010 results from continuing operations.

OPERATING SEGMENTS

The presentation set forth below in this Management’s Discussion and Analysis and in the Company’s consolidated financial statements present the Company’s financial condition and results of operations by operating segment. Until the Legacy Assets and Liabilities are monetized, whether through sale, collection, settlement or other means, and we resolve any liabilities associated thereto, we will report our results of operations under both continuing and discontinued segment classifications. All of our activities related to our operating subsidiaries and our growth strategies, as well as ongoing, general corporate functions are included in the continuing operating segment. All of our activities related to the Legacy Assets and Liabilities, as well as the prosecution and defense of litigation matters related to Fremont’s prior business activities are included in the discontinued operating segment.

Continuing Operations: At December 31, 2011, Signature’s continuing operations had approximately $101.6 million in assets, or 71% of our total assets. Our continuing operations consists of three operating units, NABCO, Cosmed and Signature Special Situations, as discussed below. As we continue to implement our business plan, we expect the percentage of assets in our continuing operations to grow.

NABCO

The largest operating unit by revenue, NABCO is a wholly owned subsidiary whose results of operations are consolidated into Signature’s as of July 29, 2011, the date of acquisition. Headquartered in Burbank, California, NABCO is one of the largest independent suppliers of circuit breakers in the country. Circuit breakers are critical safety devices used in virtually all residential, commercial and industrial structures and many large electrical power systems. Circuit breakers automatically shut off an electrical circuit when the flow of electricity increases above a safe level so that potentially serious damage, such as that caused by a fire, can be averted. Accordingly, when a circuit breaker is damaged, as a critical component for the overall electrical system, it must be replaced immediately. NABCO’s niche is focused on this replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. The electrical power system in the United States is characterized by an aging infrastructure and largely reflects technology developed in the 1950’s or earlier. According to the United States Department of Energy, it is estimated that 60% of circuit breakers in operation are more than 30 years old.

NABCO operates from five warehouse locations across the country. This national presence allows NABCO to service a broad section of its customer base with next day ground shipping, which provides a competitive advantage for the mission critical components it supplies. NABCO sells primarily to wholesale electrical distributors as opposed to end users like electricians and “do-it-yourself” business owners and homeowners. In 2011, NABCO served approximately 600 customers and shipped approximately 5,000 SKUs to over 3,000 customer locations nationwide. Its customer base includes many of the largest wholesale electrical distribution companies in the nation, who tend to carry a limited amount of circuit breaker inventory and use NABCO, and other circuit breaker distribution specialists like NABCO, as a just-in-time supplier. By providing industry leading customer service, maintaining an extensive inventory, and offering same day shipping, NABCO has become a preferred supplier for most of its large wholesale electrical distributor customers.

Circuit breakers are manufacturer specific and not interchangeable, so product availability in the replacement niche is very important. Accordingly, NABCO maintains a significant depth of certified, new product inventory from all the major manufacturers and also carriers a number of products that have been discontinued by the manufacturer and are no longer widely available. As a result, NABCO does not manage its operations in terms of inventory turns or other traditional operating metrics based on inventory levels. NABCO’s inventory levels have the potential to increase in a declining sales environment if valuable purchase opportunities present themselves as there is minimal risk of obsolescence for these products.

Other business factors pertaining to NABCO include:

•	it is a seasonal business with higher sales volume occurring during the summer months due to weather conditions driving increased electrical usage;

•	it operates in a highly fragmented market with hundreds of competitors, although few have NABCO’s depth of inventory or national presence; and

•	it does not sell used circuit breakers, nor does it refurbish circuit breakers or provide any other type of service operations.

Cosmed

As measured by revenue, Cosmed is the smallest operating unit in our continuing operations segment. Cosmed is a subsidiary we formed to consummate the acquisition of certain assets and the assumption of certain liabilities of Costru in February 2011, for total purchase consideration of $2.6 million (refer to Note 4 – Business Combinations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report). Cosmed does business under the trade name CosmedicineTM and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The CosmedicineTM formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed markets and sells its skin care line in specialty retail stores across the country. Cosmed’s products are manufactured in an outsourced FDA and OTC approved laboratory.

Historically, the CosmedicineTM product line was only available through high-end retailers and specialty beauty boutiques. Beginning in 2009, Costru management attempted to reposition the business and grow sales by marketing its product line through the major mass market retailers of health and beauty products. Although Cosmed’s management continued having success in rolling-out its products into the mass merchandising channel, the products did not achieve sufficient sales volume to generate re-orders. Accordingly, Cosmed is no longer focusing on selling its products through mass merchants. CosmedicineTM continues to be sold through a number of specialty health and beauty accounts including Ulta and Nordstrom as well as through certain specialty internet channels such as Dermstore and Hautelook. Cosmed is in the process of re-focusing the CosmedicineTM brand, by launching it in private label and custom original equipment manufacturer relationships to leverage its significant intellectual property and unique formulations. Additionally, Cosmed is seeking strategic partnerships in alternative sales platforms including, but not limited to, leading direct response and network marketing conglomerates.

Signature owns 92% of the outstanding common stock of Cosmed, with the remaining 8% noncontrolling interest held by the former owners of Costru.

Signature Special Situations

Our Signature Special Situations operation primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance, or par. We may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring and take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We also seek to acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases.

The objective of this operation is to generate high risk adjusted returns in the form of interest income, fees, recovery of discounted principal balances, or market value appreciation, while maintaining an intense focus on managing downside risks and exposure. In some instances, we may also receive equity securities in the form of convertible debt, preferred and convertible preferred stock, options or warrants, where our returns would come in the form of gains associated with such equity securities.

In 2011, Signature Special Situations purchased $14.1 million in par value corporate bonds and senior secured debt for $9.0 million. Annual contractual interest rates on the corporate bonds range from 11.25% to 13.00%. The acquired senior secured debt has annual contractual interest rates of 5.75% and, as a result of the discounted purchase price, yielded an overall return of 13.95% during 2011. As of December 31, 2011, this segment had income generating assets with a carrying value of $8.7 million.

Discontinued Operations: At December 31, 2011, our discontinued operations had approximately $41.4 million in assets, or 29% of the Company’s total assets. The assets of our discontinued operations consisted primarily of an $86.5 million portfolio of subprime residential real estate loans, carried at the lower of cost or estimated fair value of approximately $32.7 million and $4.0 million in REO, carried at net realizable value, which is the result of foreclosure actions associated with the subprime residential real estate loan portfolio.

Under our business strategy, we seek to maximize the value of the assets of our discontinued operations and expect to redeploy the proceeds in our continuing operations. During the year, we converted approximately $12.0 million of discontinued operations assets to cash primarily through the sale of a portion of our non-performing subprime residential real estate loan portfolio; sales of REO; and sales of commercial real estate investments. Additionally, during the year ended December 31, 2011, the Company recognized $4.2 million of interest income and $5.6 million of principal payments from our subprime residential real estate loan portfolio.

As of December 31, 2011, we are actively marketing our subprime residential real estate loans. Our performing subprime residential real estate loans, which have a UPB of approximately $53.0 million at December 31, 2011, and have a weighted average seasoning of 65 months. Of our $4.2 million in interest income during the year, approximately 82.0% was associated with our performing loans, which equates to a current yield of approximately 14.0% based upon the average carrying value of our performing loan portfolio.

During 2011, we sold 50 REO properties and generated net cash recoveries, after fees and expenses, of approximately $5.0 million, resulting in net gains of $0.3 million. We believe our ongoing efforts to monetize REO properties through individual sales is economically superior to other alternatives, such as a bulk sales or joint venture arrangements and results in superior recoveries for the Company. Additionally, we believe our analysis adds value to our REO properties prior to sale by identifying cost effective repair efforts to damaged REO properties where we determine that the return on the investment for such repairs is justified, as well as through insurance claims on damaged REO properties, when appropriate. We believe that our hands-on approach in evaluating each REO property is the appropriate value maximizing strategy at this time. Our residential real estate loans and REO are managed by a third-party, whose efforts are overseen by our staff.

The largest liability in our discontinued operations is our residential loan repurchase reserve. At December 31, 2011, the repurchase reserve liability was $8.5 million. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties provided by FIL, Fremont’s California industrial bank subsidiary, to counterparties that had purchased the residential real estate loans FIL predominantly originated from 2002 through 2007. Management estimates the likely range of potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. Only $1.8 million in repurchase claims were received during the year ended December 31, 2011, of which, $0.9 million were subject to a pre-existing settlement agreement, resulting in an increase in “active” claims of only $0.9 million. Our total outstanding repurchase claims at December 31, 2011 were approximately $101.7 million. Of our outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than 36 months in the case of approximately $65.3 million in claims, or 64.2% of total claims outstanding;

•	for more than 24 months, but less than 36 months, in the case of approximately $6.4 million in claims, or 6.3% of total claims outstanding;

•	for more than 12 months, but less than 24 months, in the case of approximately $29.1 million in claims, or 28.6% of total claims outstanding.

See Note 22 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 and “Risk Factors” included in Item 1A of this Annual Report for more information about the Company’s repurchase reserve liability.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities. As of December 31, 2011, the Company is involved in sixty-two defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter because it was the originator of the mortgage. We are also involved in five defensive cases involving Fremont’s securitization transactions and three defensive cases involving former Fremont executives seeking severance claims. See “Legal Proceedings” included in Item 3 of this Annual Report for more information about the material legal proceedings in which we are involved. Although we were successful in resolving eighty-one lawsuits during the year ended December 31, 2011, we were served with fifty-six new matters.

Signature is also a plaintiff in eight cases related to mortgage fraud, which are not described in Item 3 of this Annual Report, whose activities account for a significant portion of the Company’s professional expenses, included in the discontinued operations statements of operations for the year ended December 31, 2011.

Corporate and other

Corporate and other costs primarily represent expenses related to those administrative, financial and human resource activities that are not allocated to operations and are excluded from segment results of operations. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments.

Material Weakness in Internal Control Over Financial Reporting. As of December 31, 2011, the Company’s internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2010 had not been fully remediated. The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 9A, “Controls and Procedures” included in this Annual Report for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness. Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness, the Company believes that the financial statements contained in this Annual Report and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, fairly and accurately present the financial position, results of operations and cash flows for each of the periods presented, in all material respects.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to GAAP. The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and revenues and expenses included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

These policies govern (i) fair value measurements, (ii) revenue recognition, (iii) purchased credit-impaired loans, (iv) business combinations, (v) inventories, (vi) goodwill and intangible assets, (vii) common stock warrant liability, (viii) income taxes, (ix) accounting for reorganizations, (x) discontinued operations, (xi) loans held for sale, net, (xii) real estate owned, net, and (xiii) guarantees (repurchase reserves), each of which is addressed below. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Fair value measurements

FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“FASB ASC 820”), defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Revenue recognition

Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. Revenues are reported on a net sales basis, which is computed by deducting from gross sales amounts related to product returns, discounts and allowances. Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales. There were no sales in 2010.

Management records a reduction to gross sales for returns and allowances based on estimated customer returns and allowances, which is influenced by historical experience. The actual amount of sales returns and allowances realized may differ from these estimates. Management closely monitors sales returns and allowances and updates estimates based on recent trends. Changes in estimates are recorded in the period of the revision. Sales returns and allowances were approximately 5.0% of sales in 2011.

The Company offers cash rebates to select customers based on purchases. These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions, including rebates calculated using tiered volume incentives, while others as a flat percentage of purchases. Rebates may be payable quarterly or annually. The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels, requiring estimates of expected annual sales. Rebates are accrued monthly based on estimates derived from expected annual sales, current program requirements and historical experience and are included in net sales and accrued expenses and other liabilities in the consolidated financial statements. Accrued rebates totaled $0.6 million and zero at December 31, 2011 and 2010, respectively.

Purchased credit-impaired loans

Purchased credit-impaired loans are loans acquired at a discount to face value where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan. In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method. The excess of contractual cash flows over cash flows expected to be collected at acquisition is referred to as the non-accretable difference and is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired.

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

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations. An increase in the expected contingent consideration will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the expected contingent consideration will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made about future operating results, discount rates, and probabilities of various projected operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

Acquisition costs are expensed as incurred. The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Inventories

Inventories, consisting of manufactured goods and goods acquired for resale, are stated at the lower of cost or market. Inventory costs are determined on a first-in, first-out basis for consumer products and on a moving average historical cost basis for electrical components. Management identifies obsolete, damaged and slow-moving inventories and estimates appropriate reserves related to these inventories. Should management encounter difficulties liquidating slow moving or obsolete inventories, additional provisions may be necessary. Management regularly reviews the adequacy of inventory reserves and makes adjustments as required.

Goodwill and intangible assets

Goodwill results from business combinations and represents the excess of the purchase price over the estimated fair values of the net assets acquired. Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. In accordance with newly released authoritative guidance which the Company elected to early adopt in the fourth quarter of 2011, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 19 – Fair Value Measurements in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.

Identifiable intangible assets and liabilities with finite lives are amortized over their estimated useful lives, which represent the period over which the asset or liability is expected to contribute directly or indirectly to future cash flows. Intangible assets and liabilities with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such asset or liability may not be recoverable and exceed its fair value. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. Intangible assets consist primarily of customer relationships, trademarks and trade names, and intellectual property.

Common stock warrant liability

In accordance with FASB ASC 815, Derivatives and Hedging, financial instruments meeting the definition of a derivative are recorded at fair value, with changes in fair value reported through earnings. In determining whether certain financial instruments meet the definition of a derivative, the Company follows FASB ASC 815-40, Contracts in Entity’s Own Equity.

FASB ASC 815 provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity.

FASB ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period. See Note 13 – Common Stock Warrant Liability in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information related to the Company’s common stock warrant liability.

Income taxes

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740, Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. The Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax assets, and as such, has placed a valuation allowance of $409.0 million and $403.5 million on its deferred tax assets at December 31, 2011 and 2010, respectively. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

Accounting for reorganizations

The consolidated financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with FASB ASC 852, Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code). Under FASB ASC 852, companies must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable. In accordance with FASB ASC 852, Signature did not adopt fresh-start accounting as of the Effective Date. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Signature did not qualify for fresh start reporting under FASB ASC 852 as upon emergence from Chapter 11 Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

Liabilities subject to compromise refer to known unsecured liabilities of Fremont incurred prior to the Petition Date. The Bankruptcy Court considers these liabilities to be pre-petition claims. Liabilities subject to compromise exclude pre-petition claims for which Signature has received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees and claims related to certain critical service vendors. Liabilities subject to compromise may be subsequently adjusted based on various factors, including, but not limited to, negotiations with creditors, actions by the Bankruptcy Court and changes resulting from the normal proof of claims process. Liabilities not subject to compromise include all liabilities incurred after the Petition Date or liabilities that are fully secured by collateral. Liabilities subject to compromise primarily consisted of Senior Notes and Junior Subordinated Debentures among other liabilities created in the normal course of business that existed at the time of the filing and are reported at the expected amount to be allowed by the Bankruptcy Court. See Note 21 – Debtor-in-Possession Financial Information in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

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

Discontinued operations

Under FASB ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In March 2007, the Company decided to exit the subprime residential real estate business and to sell substantially all of the assets related to such business. Additionally, in late 2007 and early 2008, the Company pursued various strategic initiatives, which included the sale of substantially all of its retail banking operations, including all of its branches and 100% of its deposits, closure of its mortgage servicing operations and sale of the related mortgage servicing rights. These strategic initiatives resulted in the Company classifying the remaining assets and liabilities of its former retail banking and residential lending operation as discontinued operations. Refer to Note 22 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for assets, liabilities and financial results of the components of the Company designated as discontinued operations.

Loans held for sale, net

Loans held for sale, classified in discontinued operations, are comprised of subprime residential real estate loans and are carried at the lower of aggregate cost or fair value. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets. Aggregate cost includes the unpaid loan principal balance and net direct costs of origination.

The Company maintains a valuation allowance based on management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. Changes in the valuation allowance are a component of gain on loans held for sale.

The Company recognizes net gains or losses on whole loan sales of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to a third-party purchaser. The amount of gain or loss on whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. Changes in the valuation allowance on loans held for sale are included in in gain on loans held for sale.

Real estate owned, net

REO, classified in discontinued operations, is comprised of residential property acquired through foreclosure, or deed in lieu of foreclosure, on loans secured by real estate. REO is recorded at net realizable value at the acquisition date. Estimated net realizable values are based on an evaluation of numerous factors, including appraisals or broker price opinions, sales of comparable assets and estimated market conditions. Properties that become REO are recorded at estimated net realizable value upon transfer, with losses reflected as charge-offs in the valuation allowance for loans held for sale and gains reflected in gain on loans held for sale. Gains and losses related to the sale of REO properties, additional impairment of REO properties, and the net costs of maintaining these properties are included in loss on real estate owned, net in the statements of operations of discontinued operations.

Repurchase reserves

Pursuant to Fremont’s subprime residential mortgage business, the Company sold loans and made customary standard industry representations and warranties about the loans. As a result of breaches of these representations and warranties, the Company may be required to repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve pursuant to FASB ASC 460-10, Guarantees and FASB ASC 450-10, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims as well as potential future loan repurchases claims. This reserve is based on recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. At the point the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve. Provision for loss or the relief of the repurchase reserve is included in gain on loans held for sale in the statements of operations of discontinued operations.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

2011 Highlights

On July 29, 2011, we completed our first material acquisition of an operating business, when we acquired 100% of the common stock of NABCO pursuant to the terms of a Stock Purchase Agreement by and among Signature, NABCO and the two shareholders of NABCO (the “NABCO Acquisition”) for total purchase consideration of $36.9 million. Headquartered in Burbank, California, NABCO is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory utilized in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable nationwide delivery in the repair and replacement niche.

At the date of acquisition, the Company identified temporary differences between the book and tax bases of the acquired identifiable assets and assumed liabilities and recorded a deferred tax liability of $2.7 million. The recognition of this $2.7 million deferred tax liability resulted in an income tax benefit to the Company resulting from a reduction of the Company’s valuation allowance against its deferred tax assets. For the five months after acquisition, during the period ended December 31, 2011, NABCO generated net sales and Adjusted EBITDA of $14.2 million and $3.4 million, respectively. On a pro forma basis, we estimate that NABCO would have generated approximately $8.3 million in Adjusted EBITDA for the year ended December 31, 2011. We acquired NABCO for a purchase price multiple of approximately 4.5 times pro forma 2011 Adjusted EBITDA.

Year Ended December 31, 2011

The following is a summary of significant operating results for the year ended December 31, 2011.

•	Net loss attributable to Signature Group Holdings, Inc. fell $26.7 million to $12.8 million, as compared to a $39.5 million net loss for the year ended December 31, 2010.

¡	Loss from continuing operations fell $16.1 million to $9.3 million in 2011, as compared to a loss of $25.4 million in 2010.

¡	Loss from discontinued operations, net of income taxes, fell $10.5 million to $3.5 million in 2011, as compared to a loss of $14.1 million in 2010.

•	Net loss per share fell to $0.11 in 2011, as compared to a net loss per share of $0.41 in 2010.

¡	Loss per share from continuing operations fell to $0.08 in 2011, as compared to $0.26 per share in 2010.

¡	Loss per share from discontinued operations, net of income taxes, fell to $0.03 in 2011, as compared to $0.15 per share in 2010.

•	Revenues from continuing operations increased to $16.5 million in 2011, as compared to $0.4 million in 2010.

•	Expenses increased to $32.5 million in 2011, as compared to $13.4 million in 2010.

•	Other income (expense) increased to $5.6 million of income in 2011, as compared to $0.5 million of expense in 2010.

•	Reorganization items, net fell to $1.5 million in 2011, as compared to $11.9 million in 2010.

•	Income tax benefit increased to $2.6 million in 2011, as compared to zero in 2010.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Revenues	$16,495	$353
Expenses	32,549	13,409
Other income (expense)	5,621	(509)

Loss from continuing operations before reorganization items, net and income taxes	(10,433)	(13,565)
Reorganization items, net	1,540	11,868

Loss from continuing operations before income taxes	(11,973)	(25,433)
Income tax benefit	(2,628)	—

Loss from continuing operations	(9,345)	(25,433)
Loss from discontinued operations, net of income taxes	(3,529)	(14,052)

Net loss	(12,874)	(39,485)
Loss attributable to noncontrolling interest	(100)	—

Net loss attributable to Signature Group Holdings, Inc.	$(12,774)	$(39,485)

Year ended December 31, 2011 compared to year ended December 31, 2010

General

Net loss attributable to Signature Group Holdings, Inc. decreased $26.7 million to $12.8 million for the year ended December 31, 2011, as compared to $39.5 million for the year ended December 31, 2010. The decrease in our net loss in 2011 is primarily related to reductions in reorganization items, net and loss from discontinued operations, net of income taxes of $10.3 million and $10.5 million, respectively; increases in interest income from investments and loans receivable, net of $0.9 million; net income from NABCO of $0.6 million; income tax benefit of $2.6 million; reduction in fair value of common stock warrant liability of $4.9 million; and gain on sale of land and buildings of $1.4 million; partially offset by an increase in professional fees of $3.5 million; and a $1.6 million loss from Cosmed.

Loss from continuing operations

Loss from continuing operations decreased $16.1 million to $9.3 million for the year ended December 31, 2011, as compared to $25.4 million for the year ended December 31, 2010. The decrease in the loss is primarily related to a $10.3 million decrease in reorganization items, net; a $16.1 million increase in total revenues; a $6.1 million increase in other income (expense); and a $2.6 million increase in income tax benefit; partially offset by a $19.1 million increase in total expenses. See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes decreased $10.5 million to a loss of $3.5 million for the year ended December 31, 2011, as compared to $14.1 million for the year ended December 31, 2010. The decrease in the loss is primarily related to a $9.5 million decrease in total expenses; a $0.6 million increase in total revenues; and a $0.4 million decrease in reorganization items, net. See “Review of Operating Segments Results of Operations—Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of December 31, 2011 and 2010:

	December 31,
(Dollars in the thousands)	2011	2010
Cash and cash equivalents	$52,439	$70,424
Investment securities, available for sale	4,991	2,184
Loans receivable, net	3,750	1,967
Trade and other receivables, net	4,112	198
Inventories	8,681	—
Intangible assets, net	6,978	—
Goodwill	18,180	—
Other assets	2,487	3,510
Assets of discontinued operations	41,400	57,261

TOTAL ASSETS	$143,018	$135,544

Lines of credit	$5,116	$—
Accrued expenses and other liabilities	5,916	2,033
Contingent consideration	3,597	—
Long-term debt	51,613	39,000
Common stock warrant liability	1,403	5,700
Liabilities of discontinued operations	11,536	15,090

TOTAL LIABILITIES	79,181	61,823
TOTAL SHAREHOLDERS’ EQUITY	63,837	73,721

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,018	$135,544

December 31, 2011 compared to December 31, 2010

General

Total assets increased by $7.5 million, or 5.5%, to $143.0 million at December 31, 2011 from $135.5 million at December 31, 2010. The increase in total assets is primarily the result of two business combinations completed in 2011, NABCO and Cosmed, that increased total assets, excluding cash, by $38.9 million; a $2.8 million increase in investment securities, available for sale; and a $1.8 million increase in loans receivable, net; offset by an $18.0 million decrease in cash and cash equivalents; and a $15.9 million decrease in assets of discontinued operations. Total liabilities increased by $17.4 million, or 28.1%, to $79.2 million at December 31, 2011, from $61.8 million at December 31, 2010. The increase in total liabilities is primarily the result of the liabilities of NABCO and Cosmed, which total $26.7 million, excluding intercompany balances; partially offset by a $4.3 million reduction in common stock warrant liability; and a $3.6 million reduction in liabilities of discontinued operations.

Total shareholders’ equity decreased to $63.8 million at December 31, 2011, from $73.7 million at December 31, 2010. The $9.9 million decrease in shareholders’ equity is primarily related to the $12.9 million net loss for the year ended December 31, 2011, which is discussed in more detail above under “Results of Consolidated Operations,” partially offset by $1.8 million of common stock issued as part of the purchase consideration for the NABCO Acquisition; and $0.8 million of amortization of share-based compensation.

Cash and cash equivalents

Cash and cash equivalents decreased $18.0 million to $52.4 million at December 31, 2011, from $70.4 million at December 31, 2010. The $18.0 million decrease was primarily due to $24.3 million in cash consideration used in the 2011 business combinations; the purchase of $8.4 million of senior secured debt for $4.3 million; the purchase of $4.7 million of investment securities, available for sale and the payment of expenses associated with the $12.8 million net loss for the year ended December 31, 2011. Partially offsetting these uses of cash was $12.5 million in proceeds from borrowings under a new senior credit facility (see “Lines of credit” and “Long-term debt” below for additional details); $3.8 million in proceeds from the sale of our Anaheim Hills, California premises; $2.3 million in proceeds from investment securities, available for sale; $4.6 million in proceeds received from the sale of commercial real estate investments; and $5.0 million in proceeds from the sale of REO.

Investment securities, available for sale

Investment securities, available for sale increased $2.8 million to $5.0 million at December 31, 2011, from $2.2 million at December 31, 2010. The increase was primarily due to the purchase of $5.7 million of par value corporate bonds for $4.7 million. The increase was partially offset by $2.2 million in repayment of corporate and estate bonds, which resulted in a gain of $71 thousand during the year ended December 31, 2011.

Loans receivable, net

Loans receivable, net increased $1.8 million to $3.8 million at December 31, 2011, from $2.0 million at December 31, 2010. The increase was primarily due to the purchase of $8.4 million in senior secured debt for $4.3 million. The senior secured debt consists of a performing revolving line of credit and a credit-impaired term loan related to a single obligor. The revolving line of credit and term loan have variable interest rates based upon the Prime rate plus 2.50% which was equivalent to 5.75% at December 31, 2011. Subsequent to the purchase of the senior secured debt, the Company collected $2.1 million, net of advances, under the revolving line of credit and $0.4 million under the credit-impaired term loan.

Trade and other receivables, net

Trade and other receivables, net increased $3.9 million to $4.1 million at December 31, 2011, from $0.2 million at December 31, 2010. The increase was primarily due to the NABCO and Cosmed business combinations. At December 31, 2011, trade and other receivables, net included a $44 thousand allowance for uncollectible accounts.

Inventories

Inventories, net increased $8.7 million to $8.7 million at December 31, 2011, from zero at December 31, 2010, due to the NABCO and Cosmed business combinations. NABCO’s electrical component inventory consists primarily of new electrical circuit breakers for use by commercial, industrial and residential customers and accounts for $7.8 million at December 31, 2011. The remaining $0.9 million consists of Cosmed’s line of skin care products. At December 31, 2011, inventories included $0.3 million of reserves for obsolete, damaged and slow-moving inventory.

Intangible assets, net

Intangible assets, net increased $7.0 million to $7.0 million at December 31, 2011, from zero at December 31, 2010. The increase was due to the NABCO and Cosmed business combinations. For each acquisition, the total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. Cosmed’s $0.4 million of acquired identifiable intangible assets include product formulas, trademarks and trade names, customer relationships and domain names. NABCO’s $8.1 million of acquired net identifiable intangible assets include customer relationships and trade names. The fair values of acquired identifiable intangible assets were estimated based on projected future cash flows, discounted using an estimated weighted average cost of capital.

Goodwill

Goodwill increased $18.2 million to $18.2 million at December 31, 2011, from zero at December 31, 2010. Goodwill was recorded as a result of the NABCO and Cosmed business combinations where the excess of the purchase price over the estimated fair values of the net assets acquired resulted in goodwill.

Lines of credit

Lines of credit increased $5.1 million to $5.1 million at December 31, 2011, from zero at December 31, 2010. The increase was the result of NABCO’s debt financing transaction (the “NABCO Financing”) with a third-party lender (the “Lender”) completed on September 29, 2011 and subsequent activity. The NABCO Financing was completed pursuant to the terms of two business loan agreements (the “NABCO Loan Agreements”), one of which provides for a term loan and the second of which provides for a revolving, asset-based loan (the “Revolving Loan”). Advances under the Revolving Loan are subject to a borrowing base. The Revolving Loan has a variable interest rate based upon the Lender’s base rate, which is equivalent to 4.00% at December 31, 2011.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $3.9 million to $5.9 million at December 31, 2011, from $2.0 million at December 31, 2010. The increase is primarily attributable to $3.3 million in accrued expenses and other liabilities of NABCO and Cosmed, and $0.7 million of accrued payroll and benefits.

Contingent consideration

Contingent consideration increased $3.6 million to $3.6 million at December 31, 2011, from zero at December 31, 2010. An estimated liability for contingent consideration was recorded as a result of the NABCO Acquisition. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain Adjusted EBITDA milestones for the fiscal year ended December 31, 2012.

In connection with the Cosmed business combination, Cosmed is obligated to make a contingent consideration payment of up to $5.0 million, subject to an annualized revenue target of $60.0 million being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for at least $60.0 million during a specified time period, not to exceed 39 months from the acquisition date. At both the acquisition date and at December 31, 2011, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earnout period.

The estimated fair value of contingent consideration is based on the Company’s expectation about future operating results and includes assumptions related to discount rates and probabilities assigned to various profitability scenarios. Any change in estimated fair value of contingent consideration is recorded in other income (expense) in the Company’s consolidated statements of operations.

Long-term debt

Long-term debt increased $12.6 million to $51.6 million at December 31, 2011, from $39.0 million at December 31, 2010. The increase was related to the NABCO Financing, under which NABCO borrowed $7.8 million in term debt (the “Term Loan”), net of $0.2 million of principal repayments. The Term Loan has a variable interest rate based upon the Lender’s base rate plus 1.00% per annum, which is equivalent to 5.00% at December 31, 2011. Additionally, the increase in long-term debt was due to the issuance of $4.8 million, net of $0.2 million in principal repayments, in Seller Notes to the former NABCO shareholders as part of the purchase consideration in the NABCO Acquisition. The Seller Notes mature on January 29, 2016 and are subject to scheduled quarterly principal and interest payments beginning December 2011. Accelerated principal payments may be required based on NABCO exceeding certain EBITDA milestones beginning in the fiscal year ended December 31, 2011.

Common stock warrant liability

Common stock warrant liability decreased $4.3 million to $1.4 million at December 31, 2011, from $5.7 million at December 31, 2010. Pursuant to the Plan, Signature issued the Warrants for an aggregate cash purchase price of $0.3 million.

The $4.3 million change in fair value of the common stock warrant liability during the year ended December 31, 2011 is primarily attributable to a decrease in the underlying market price of the Company’s common stock and a reduction in the remaining contractual term of the Warrants; partially offset by a decrease in exercise price associated with the ratchet anti-dilution protection provision resulting from the issuance of restricted stock to the independent directors during the first and second quarters of 2011 and the issuance of Signature common stock to the former NABCO shareholders, as part of the purchase consideration for NABCO, at prices below the then current exercise price. However, the holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them. As a result, the holders of only 21% of the Warrants received the benefit of these anti-dilution protection provisions upon the issuance of new shares of Signature common stock to the former owners of NABCO that resulted in a reduction in their Warrants’ exercise price from $0.69 to $0.66 per share. The weighted average exercise price of the Warrants is $0.68 per share at December 31, 2011. The Company valued the Warrants using a lattice option pricing model that utilizes various assumptions.

Assets and liabilities of discontinued operations

Assets of discontinued operations decreased to $41.4 million at December 31, 2011, from $57.3 million at December 31, 2010. Liabilities of discontinued operations decreased to $11.5 million at December 31, 2011, from $15.1 million at December 31, 2010. See “Review of Operating Segments Financial Condition—Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following tables present revenues, expenses, net earnings (loss) and other key financial measures from our operating segments for the years ended December 31, 2011 and 2010. Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Our fourth operating segment consists of our discontinued operations. Results of operations and other financial measures that are not included in our four primary operating segments are included in corporate and other in the tables below.

Year ended December 31, 2011, as compared to the year ended December 31, 2010

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year ended December 31, 2011:
Net sales	$—	$14,158	$1,123	$—	$—	$15,281	$—	$15,281
Interest	1,549	—	—	162	(497)	1,214	4,415	5,629
Gain on loans held for sale	—	—	—	—	—	—	1,921	1,921
Other, net	—	—	—	—	—	—	128	128

Total revenues	1,549	14,158	1,123	162	(497)	16,495	6,464	22,959

Cost of goods sold	—	8,890	1,095	—	—	9,985	—	9,985
Selling, general and administrative	2	636	814	3,762	—	5,214	1,963	7,177
Compensation	—	1,051	520	4,135	—	5,706	1,006	6,712
Professional fees	—	428	97	5,704	—	6,229	6,930	13,159
Amortization of intangibles	—	1,428	105	—	—	1,533	—	1,533
Interest	—	645	224	3,510	(497)	3,882	—	3,882

Total expenses	2	13,078	2,855	17,111	(497)	32,549	9,899	42,448
Other income (expense)	55	(119)	—	5,685	—	5,621	—	5,621

Earnings (loss) before reorganization items, net and income taxes	1,602	961	(1,732)	(11,264)	—	(10,433)	(3,435)	(13,868)
Reorganization items, net	—	—	—	1,540	—	1,540	—	1,540

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,602	961	(1,732)	(12,804)	—	(11,973)	(3,435)	(15,408)
Income tax expense (benefit)	35	365	—	(3,028)	—	(2,628)	94	(2,534)

Net earnings (loss)	1,567	596	(1,732)	(9,776)	—	(9,345)	(3,529)	(12,874)
Loss attributable to noncontrolling interest	—	—	(100)	—	—	(100)	—	(100)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,567	$596	$(1,632)	$(9,776)	$—	$(9,245)	$(3,529)	$(12,774)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year ended December 31, 2010:
Interest	$227	$—	$—	$126	$—	$353	$4,495	$4,848
Gain on loans held for sale	—	—	—	—	—	—	4,034	4,034
Other, net	—	—	—	—	—	—	(2,683)	(2,683)

Total revenues	227	—	—	126	—	353	5,846	6,199
Selling, general and administrative	38	—	—	4,171	—	4,209	6,896	11,105
Compensation	—	—	—	2,009	—	2,009	6,408	8,417
Professional fees	—	—	—	3,134	—	3,134	6,050	9,184
Interest	—	—	—	4,057	—	4,057	—	4,057

Total expenses	38	—	—	13,371	—	13,409	19,354	32,763
Other income (expense)	—	—	—	(509)	—	(509)	—	(509)

Earnings (loss) before reorganization items, net and income taxes	189	—	—	(13,754)	—	(13,565)	(13,508)	(27,073)
Reorganization items, net	—	—	—	11,868	—	11,868	394	12,262

Earnings (loss) before income taxes	189	—	—	(25,622)	—	(25,433)	(13,902)	(39,335)
Income tax expense	—	—	—	—	—	—	150	150

Net earnings (loss)	$189	$—	$—	$(25,622)	$—	$(25,433)	$(14,052)	$(39,485)

Signature Special Situations

Signature Special Situations net earnings increased $1.4 million to $1.6 million for the year ended December 31, 2011, as compared to $0.2 million for the year ended December 31, 2010. The increase is primarily related to an increase in interest income as a result of an increase in average interest-earning assets of $9.6 million for the year ended December 31, 2011, as compared to $2.8 million for the year ended December 31, 2010; and $0.1 million of realized gains on investment securities, available for sale.

NABCO

General

NABCO’s results of operations reflect operations from the July 29, 2011 acquisition date to December 31, 2011. For the year ended December 31, 2011, NABCO generated net earnings of $0.6 million, on $14.2 million in revenues and $13.1 million of operating expenses, including $1.4 million of amortization of identifiable intangible assets.

Revenues and other income (expense)

Revenues and other income (expense) from NABCO was $14.0 million, comprised primarily of $14.2 million of net sales, offset by $0.1 million of change in fair value of contingent consideration for the year ended December 31, 2011. In 2011, NABCO served approximately 600 customers and shipped approximately 5,000 SKUs to over 3,000 customer locations nationwide.

Expenses

Total expenses from NABCO were $13.1 million for the year ended December 31, 2011, comprised primarily $8.9 million of costs of goods sold; $1.1 million of compensation expense; $1.4 million of amortization of intangible assets; and $0.6 million in selling, general and administrative expenses.

Cosmed

General

Cosmed’s results of operations reflect operations from the February 18, 2011 acquisition date to December 31, 2011. For the year ended December 31, 2011, Cosmed’s net loss totaled $1.6 million, on $1.1 million in revenues and $2.9 million of operating expenses, including $0.1 million of amortization of intangible assets.

Revenues and other income (expense)

Revenues and other income (expense) from Cosmed was $1.1 million, comprised entirely of net sales, for the year ended December 31, 2011.

Expenses

Total expenses from Cosmed were $2.9 million for the year ended December 31, 2011, comprised primarily $1.1 million of costs of goods sold; $0.8 million of selling, general and administrative expenses; $0.5 million of compensation expenses; and $0.2 million in interest expense.

Corporate and Other

Amounts included in corporate and other do not meet the definition of a segment, but include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

General

The net loss reported in corporate and other decreased by $15.8 million to $9.8 million for the year ended December 31, 2011, as compared to a $25.6 million net loss for the year ended December 31, 2010. The $15.8 million decrease is primarily related to a $10.3 million reduction in reorganization items, net; a $6.2 million increase in other income; and a $3.0 million increase in income tax benefit; partially offset by an increase in total expenses of $3.7 million.

Revenues and other income (expense)

Revenues and other income (expense) from corporate and other increased $6.2 million to $5.8 million for the year ended December 31, 2011, as compared to a loss of $0.4 million for the year ended December 31, 2010. The increase is primarily related to a $4.9 million increase to change in fair value of common stock warrant liability and a $1.4 million gain on sale of premises.

Expenses

Total expenses increased $3.7 million to $17.1 million for the year ended December 31, 2011, as compared to $13.4 million for the year ended December 31, 2010. The increase is primarily related to higher compensation expenses of $2.1 million; and an increase in professional fees of $2.6 million; partially offset by lower selling, general and administrative expenses of $0.4 million; and a reduction of interest expense of $0.5 million.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.4 million to $3.8 million for the year ended December 31, 2011, as compared to $4.2 million for the year ended December 31, 2010. The decrease is primarily related to a reduction in insurance expense of $1.8 million, partially offset by an increase in information technology expense of $0.5 million and an increase in management fees of $0.7 million. The decrease in insurance expense is primarily related to the run-off of directors and officers, and fiduciary liability policies associated with Fremont prior to the Effective Date.

Compensation

Compensation expense increased $2.1 million to $4.1 million for the year ended December 31, 2011, as compared to $2.0 million for the year ended December 31, 2010. The increase is primarily related to an increase in headcount and salaries and benefits of $1.3 million, due to the hiring of executives and employees in connection with the termination of the Interim Management Agreement. Additionally, there was an increase in share-based compensation expense of $0.6 million, associated with awards of our common stock to executive officers and independent directors. Executive officer and director compensation is further discussed in “Executive Compensation” included in Item 11 of this Annual Report.

Professional fees

Professional fees increased $2.6 million to $5.7 million for the year ended December 31, 2011, as compared to $3.1 million for the year ended December 31, 2010. The increase is primarily related to increased legal, consulting and transaction costs associated with the preparation of the Company’s delinquent Exchange Act filings and due diligence and other transaction costs in our lending and acquisition activities.

Interest expense

Interest expense decreased by $0.5 million to $3.5 million for the year ended December 31, 2011, as compared to $4.1 million for the year ended December 31, 2010. The decrease is primarily related to a decrease in average outstanding debt balances offset by an increase in weighted average interest rate.

Other income (expense)

Other income (expense) increased $6.2 million to $5.7 million for the year ended December 31, 2011, as compared to other expense of $0.5 million for the year ended December 31, 2010. The increase is primarily related to a $4.9 million increase in change in fair value of common stock warrant liability and a $1.4 million gain on sale of premises.

The change in fair value of the common stock warrant liability during the year ended December 31, 2011 was primarily attributable to a decrease in the underlying market price of the Company’s common stock, partially offset by a decrease in exercise price of the Warrants associated with the ratchet anti-dilution protection provision resulting from the issuance of Signature common stock to the independent directors and the former NABCO shareholders, at prices below the then current exercise price. However, the holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them. As a result, the holders of only 21% of the Warrants received the benefit of these anti-dilution protections upon the issuance of new shares of Signature common stock to the former NABCO shareholders. The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Reorganization items, net

Reorganization items, net decreased $10.3 million to $1.5 million for the year ended December 31, 2011, as compared to $11.9 million for the year ended December 31, 2010. The decrease is primarily related to a reduction in professional and legal fees associated with the bankruptcy.

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

Income taxes

Income tax benefit increased to $3.0 million for the year ended December 31, 2011, as compared to zero for the year ended December 31, 2010. The income tax benefit is primarily attributable to a decrease in the Company’s valuation allowance on deferred tax assets related to $2.7 million of net deferred tax liabilities recognized in connection with the NABCO Acquisition.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the Effective Date. In accordance with FASB ASC 205-20, Presentation of Financial Statements—Discontinued Operations, loss after income taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after income from continuing operations for all periods presented.

General

Loss from discontinued operations, net of income taxes decreased $10.5 million to a loss of $3.5 million for the year ended December 31, 2011, as compared to a loss of $14.1 million for the year ended December 31, 2010. The decrease is primarily related to a $4.9 million decrease in selling, general and administrative expense; a $5.4 million decrease in compensation expense; a $0.6 million increase in revenues; partially offset by a $0.9 million increase in professional fees.

Revenues

Revenues from discontinued operations increased $0.6 million to $6.5 million for the year ended December 31, 2011, as compared to $5.8 million for the year ended December 31, 2010. The increase in revenues is primarily related to a reduction in loss REO of $2.4 million; partially offset by a $2.1 million reduction in gain on loans held for sale.

Gain on loans held for sale

Gain on loans held for sale decreased $2.1 million to $1.9 million for the year ended December 31, 2011, as compared to $4.0 million for the year ended December 31, 2010. The gain in 2011 is primarily related to reversals of provision for valuation allowance of $1.5 million and a $0.4 million reversal of the repurchase reserve. The gain in 2010 is primarily related to reversals of provision for valuation allowance of $3.7 million. The reversals are primarily related to increases in estimated fair value as a result of declines in borrower delinquencies, borrower payoffs and principal payments.

Other, net

Other, net increased $2.8 million to $0.1 million of income for the year ended December 31, 2011, as compared to a $2.7 million loss for the year ended December 31, 2010. The increase is primarily related to a $2.4 million decrease in REO losses. The decrease in REO losses is primarily due to lower REO expenses of $1.7 million and a $1.0 million decrease in post-acquisition valuation adjustments; partially offset by a decrease in gain on sale of REO of $0.3 million.

Expenses

Expenses decreased $9.5 million to $9.9 million for the year ended December 31, 2011, as compared to $19.4 million for the year ended December 31, 2010. The decrease in expenses is primarily related to a $4.9 million reduction in selling, general and administrative expenses; and a $5.4 million reduction in compensation expense; partially offset by a $0.9 million increase in professional fees.

Selling, general and administrative

Selling, general and administrative expenses decreased $4.9 million to $2.0 million for the year ended December 31, 2011, as compared to $6.9 million for the year ended December 31, 2010. The decrease is primarily related to a $3.5 million decrease in insurance expense and a $1.3 million decrease in provision for litigation settlements. The decrease in insurance expense is primarily related to the run-off of directors and officers, and fiduciary liability policies associated with Fremont prior to the Effective Date.

Compensation

Compensation expense decreased $5.4 million to $1.0 million for the year ended December 31, 2011, as compared to $6.4 million for the year ended December 31, 2010. The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees

Professional fees increased $0.9 million to $6.9 million for the year ended December 31, 2011, as compared to $6.1 million for the year ended December 31, 2010. The increase in professional fees is primarily related to litigation costs associated with the former insurance, banking and residential lending divisions, including prosecution of legal matters where Signature is the plaintiff.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of December 31, 2011 and 2010.

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
At December 31, 2011
Cash and cash equivalents	$2,316	$2,168	$83	$47,872	$—	$52,439	$117
Investment securities, available for sale	4,991	—	—	—	—	4,991	—
Loans receivable, net	3,750	—	—	—	—	3,750	—
Trade and other receivables, net	—	4,073	13	26	—	4,112	—
Inventories	—	7,752	929	—	—	8,681	—
Income taxes receivable	—	—	—	1,581	(920)	661	—
Deferred tax assets	—	—	—	1,996	(1,996)	—	—
Intangible assets, net	—	6,708	270	—	—	6,978	—
Goodwill	—	17,780	400	—	—	18,180	—
Loans held for sale, net	—	—	—	—	—	—	32,700
Commercial real estate investments	—	—	—	—	—	—	231
Real estate owned, net	—	—	—	—	—	—	3,966
Intercompany receivable	5,165	14	—	10,688	(15,867)	—	—
Other assets	408	933	40	445	—	1,826	4,386

Total assets	$16,630	$39,428	$1,735	$62,608	$(18,783)	$101,618	$41,400

Lines of credit	$—	$5,116	$—	$—	$—	$5,116	$—
Contingent consideration	—	3,597	—	—	—	3,597	—
Long-term debt	—	12,613	—	39,000	—	51,613	—
Common stock warrant liability	—	—	—	1,403	—	1,403	—
Repurchase reserve	—	—	—	—	—	—	8,500
Intercompany payable	9,302	4,102	2,193	270	(15,867)	—	—
Deferred tax liabilities	—	2,077	—	—	(1,996)	81	—
Accrued expenses and other liabilities	109	3,077	174	3,395	(920)	5,835	3,036

Total liabilities	$9,411	$30,582	$2,367	$44,068	$(18,783)	$67,645	$11,536

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
At December 31, 2010
Cash and cash equivalents	$—	$—	$—	$70,424	$—	$70,424	$568
Investment securities, available for sale	2,184	—	—	—	—	2,184	—
Loans receivable, net	1,967	—	—	—	—	1,967	—
Trade and other receivables, net	—	—	—	198	—	198	—
Income taxes receivable	—	—	—	797	—	797	—
Loans held for sale, net	—	—	—	—	—	—	38,938
Commercial real estate investments	—	—	—	—	—	—	5,484
Real estate owned, net	—	—	—	—	—	—	7,003
Other assets	67	—	—	2,646	—	2,713	5,268

Total assets	$4,218	$—	$—	$74,065	$—	$78,283	$57,261

Long-term debt	$—	$—	$—	$39,000	$—	$39,000	$—
Common stock warrant liability	—	—	—	5,700	—	5,700	—
Repurchase reserve	—	—	—	—	—	—	8,873
Accrued expenses and other liabilities	—	—	—	2,033	—	2,033	6,217

Total liabilities	$—	$—	$—	$46,733	$—	$46,733	$15,090

Signature Special Situations

At December 31, 2011, Signature Special Situations had $16.6 million in total assets and $9.4 million in total liabilities compared to $4.2 million in total assets and zero liabilities at December 31, 2010.

Cash and cash equivalents

Cash and cash equivalents increased $2.3 million to $2.3 million at December 31, 2011, from zero at December 31, 2010. The increase primarily relates to proceeds, net of advances, on loans receivable, net.

Investment securities, available for sale

Investment securities, available for sale increased $2.8 million to $5.0 million at December 30, 2011, from $2.2 million at December 31, 2010. The $2.8 million increase is due to the purchase of $5.7 million in par value of corporate bonds for $4.7 million, partially offset by $2.2 million in repayment of corporate and estate bonds, which resulted in a gain of $71 thousand during the year ended December 31, 2011. Investment securities, available for sale included $0.2 million of unrealized gains at December 31, 2011. At December 31, 2011, corporate bonds included (i) one security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million and (ii) two securities, from the same obligor, with an aggregate par value of $2.7 million, a coupon of 13% per annum and a maturity of October 2014, purchased for $2.0 million. At December 31, 2010, corporate bonds included one security with a par value of $2.0 million, a coupon of 10% per annum and a maturity of March 2012.

Loans receivable, net

Loans receivable, net increased $1.8 million to $3.8 million at December 31, 2011, from $2.0 million at December 31, 2010. During the first quarter of 2011, our wholly-owned subsidiary, Signature Credit Partners, Inc., acquired $8.4 million in senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays for $4.3 million. The senior secured debt consists of a performing revolving line of credit and a credit-impaired term loan. Subsequent to the purchase of senior secured debt, the Company received repayments, net of advances, of $2.1 million on the revolving line of credit. Additionally, the Company received $0.4 million in principal payments and recognized $0.3 million in accretable yield on the term loan subsequent to the acquisition. At December 31, 2011, the carrying amount of the revolving line of credit and term loan was $1.0 million and $0.8 million, respectively.

Additionally, loans receivable, net includes commercial real estate loans consisting of a participation interest in a pool of adjustable rate multi-family mortgage loans. Commercial real estate loans declined $0.1 million to $1.9 million at December 31, 2011, as compared to $2.0 million at December 31, 2010. The decrease is primarily related to principal payments received. As of December 31, 2011, nonaccrual loans totaled $38 thousand, or 2.0% of unpaid principal balance, as compared to $38 thousand or 1.9% at December 31, 2010. The weighted average yield on these loans, representing annualized interest income as a percentage of the aggregate portfolio’s UPB was 5.74% for the year ended December 31, 2011 as compared to 5.68% for the year ended December 31, 2010.

Intercompany receivable and payable

Intercompany receivables totaled $5.2 million at December 31, 2011, as compared to zero at December 31, 2010. The balance primarily relates to a $4.0 million intercompany note due from NABCO at 10.00% interest per annum and an $0.8 million intercompany note due from Cosmed at 12.00% per annum. The $9.3 million intercompany payable relates to advances from Signature Special Situations and corporate and other to fund its business activities. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

NABCO

At December 31, 2011, NABCO had $39.4 million in total assets and $30.6 million in total liabilities. Assets primarily include $2.2 million in cash and cash equivalents; $4.1 million in trade and other receivables, net; $7.8 million in inventory; $17.8 million in goodwill; and $6.7 million in intangible assets, net. Liabilities primarily include a $5.1 million line of credit; $12.6 million of long-term debt; $3.6 million of contingent consideration; $4.1 million in intercompany payables; $2.1 million in deferred tax liabilities; and $3.1 million in accrued expenses and other liabilities. Long-term debt includes the $7.8 million Term Loan and $4.8 million in Seller Notes. The $2.1 million in deferred income taxes relates to temporary differences between the book and tax bases of the acquired identifiable assets and assumed liabilities from the NABCO Acquisition.

Cosmed

At December 31, 2011, Cosmed had $1.7 million in total assets and $2.4 million in total liabilities. Assets primarily include $0.9 million in inventory and $0.7 million in goodwill and intangible assets, net. Liabilities primarily include $2.2 million in intercompany payables, which are eliminated in consolidation in the Company’s consolidated balance sheets.

Corporate and Other

At December 31, 2011, corporate and other had $62.6 million in total assets and $44.1 million in total liabilities compared to $74.1 million in total assets and $46.7 million in total liabilities at December 31, 2010.

Cash and cash equivalents

Cash and cash equivalents decreased $22.6 million to $47.9 million at December 31, 2011, from $70.4 million at December 31, 2010. The decrease is primarily due to business combinations related to NABCO and Cosmed. Additionally, the decrease is due to capital utilized in Signature Special Situations and the payment of expenses. The Company used $24.3 million as cash consideration in business combinations; $4.3 million to purchase senior secured debt; and $4.7 million to purchase investment securities, available for sale and the payment of expenses associated with the $9.8 million corporate and other net loss for the year ended December 31, 2011. Partially offset by borrowings associated with the NABCO Financing of $12.5 million; proceeds from loans held for sale of $5.6 million; proceeds from sales of REO of $5.0 million; and $3.8 million from the sale of premises.

Intercompany receivable

Intercompany receivable increased $10.7 million to $10.7 million at December 31, 2011, from zero at December 31, 2010. The increase is primarily related to advances to Signature Special Situations and Cosmed to fund their business activites. Intercompany receivables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets decreased $2.2 million to $0.4 million at December 31, 2011, from $2.6 million at December 31, 2010. The decrease is primarily due to the sale of premises, carried at $2.3 million at December 31, 2010, and a $0.2 million reduction in prepaid expenses at December 31, 2011.

Common stock warrant liability

Common stock warrant liability decreased $4.3 million to $1.4 million at December 31, 2011, from $5.7 million at December 31, 2010. The decrease is primarily attributable to decreases in the underlying market price of the Company’s common stock; and reductions in the remaining contractual term of the Warrants; partially offset by a decrease in exercise price caused by the anti-dilution protection provisions when common stock was issued to the independent directors and the former NABCO shareholders as a component of purchase consideration in the NABCO business combination (refer to Note 4—Business Combinations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for more information about the NABCO Acquisition). The holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution protection provisions related to the shares issued as part of the NABCO transaction as it applied to them. At December 31, 2011, the weighted average exercise price of the Warrants was $0.68 per share.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $1.4 million to $3.4 million at December 31, 2011, from $2.0 million at December 31, 2010. The increase is primarily due to an increase in accrued trade payables and other accrued liabilities associated with increased operating activities.

Discontinued Operations

At December 31, 2011, our discontinued operations had $41.4 million in total assets and $11.5 million in total liabilities, as compared to $57.3 million in total assets and $15.1 million in total liabilities at December 31, 2010.

Loans held for sale, net

Loans held for sale, net primarily consists of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007. Loans held for sale, net are carried at $32.7 million, consisting of $86.4 million in UPB and a $53.8 million valuation allowance, or 37.8% of UPB at December 31, 2011, as compared to $38.9 million, consisting of $106.6 million in UPB and a $67.8 million valuation allowance, or 36.5% of UPB at December 31, 2010. The decrease is primarily related to $2.4 million in net transfers of loans held for sale to REO as a result of foreclosures; the sale of $2.4 million of delinquent loans; and $2.8 million in borrower payoffs and principal payments; partially offset by a $1.5 million reduction in the valuation allowance.

The valuation allowance decreased $14.0 million to $53.8 million at December 31, 2011, from $67.8 million at December 31, 2010. The valuation allowance decreased by $6.5 million as a result of loan sales; reductions in valuation allowance attributable to borrower payoffs and principal payments from loans held for sale of $4.0 million; and charge-offs from loans transferred to REO at time of foreclosure of $3.7 million.

As of December 31, 2011, the UPB of nonaccrual loans held for sale totaled $37.2 million, or 43.0% of UPB, as compared to $56.6 million, or 53.1% of UPB, at December 31, 2010. The decrease in nonaccrual loans held for sale is primarily related to the sale and liquidation of $14.6 million of loans; and $4.9 million of loans transferred to REO. The weighted average yield on loans held for sale, representing annualized interest income as a percentage of the aggregate portfolio’s UPB, was 4.24% for the year ended December 31, 2011, as compared to 4.15% for the year ended December 31, 2010.

Commercial real estate investments

Commercial real estate investments decreased $5.3 million to $0.2 million at December 31, 2011, as compared to $5.5 million at December 31, 2010. The decrease is primarily related to sales of commercial real estate investments of $4.0 million; $0.9 million in principal collections; and $0.5 million of impairment.

Real estate owned, net

REO includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at net realizable value at acquisition date. REO totaled $4.0 million, net of a valuation allowance of $0.5 million, at December 31, 2011, as compared to $7.0 million, net of a valuation allowance of $1.2 million, at December 31, 2010. The $3.0 million decrease is primarily related to REO sales totaling approximately $4.6 million and additional valuation write downs of $0.9 million during the year ended December 31, 2011. The decrease was partially offset by loans held for sale transferred to REO at net realizable value of $2.5 million during the year ended December 31, 2011. REO decreased to 29 properties at December 31, 2011, as compared to 60 properties at December 31, 2010.

Repurchase reserve

The Company’s repurchase reserve liability decreased $0.4 million to $8.5 million at December 31, 2011, from $8.9 million at December 31, 2010. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont predominantly originated from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

Outstanding claims totaled approximately $101.7 million at December 31, 2011. New repurchase claim volume totaled $1.8 million for the year ended December 31, 2011. There were no settlements for the year ended December 31, 2011.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $3.2 million to $3.0 million at December 31, 2011, from $6.2 million at December 31, 2010. The decrease is primarily due to a $2.5 million reduction in accrued trade payables and other accrued expenses related to payments of previously accrued professional fees and a $0.8 million reduction in accrued compensation expense.

Reconciliation of Non-GAAP Measures

EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented.

Adjusted EBITDA is presented and discussed in management’s discussion and analysis of financial results because management believes it enhances understanding by investors and lenders of the Company’s financial performance of its operating subsidiaries. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assists investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net income. EBITDA and Adjusted EBITDA are two of the primary performance measurements used by our management and Board to evaluate operating results. We calculate Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items. Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies; therefore, it may not be comparable to other companies.

The following table presents our reconciliation of NABCO’s net earnings to Adjusted EBITDA. Net earnings is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. As shown in the table below, there was one transaction-related adjustment to NABCO’s EBITDA for the period from the acquisition date to December 31, 2011. There were additional adjustments we made to remove the effects of expenses included in NABCO’s operating results prior to the acquisition date related to one-time transaction expenses, profit sharing expenses and other non-operating expenses.

	Pre-acquisition	Post-acquisition	Pro Forma
(Dollars in thousands)	Seven Months Ended July 29, 2011	Five Months Ended December 31, 2011	Year Ended December 31, 2011
NABCO net earnings	$4,334	$596	$4,930
Plus:
Interest	14	645	659
Income tax expense	108	365	473
Depreciation	29	29	58
Amortization of intangibles and other purchase accounting adjustments	—	1,643	1,643
Change in fair value of contingent consideration	—	119	119

EBITDA	4,485	3,397	7,882
Adjustments:
Transaction expenses	150	50	200
Profit sharing	27	—	27
Other non-operating expenses	205	—	205

Adjusted EBITDA	$4,867	$3,447	$8,314

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

Signature’s preliminary sources of liquidity are cash and cash equivalents. Additionally, Signature has alternative sources of liquidity available to fund its business and operations, including, but not limited to funds generated from implementing its business strategy described below, borrowings from third-party lenders and debt and equity offerings.

Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Sources of liquidity from NABCO and Cosmed include cash flows from operations and borrowings from third-party lenders secured by the assets or cash flow of the operating businesses. Sources of liquidity from Signature Special Situations include principal and interest collections from senior secured and junior secured debt financing, as well as sales and collections of corporate bonds, trade claims, and other structured debt instruments. Sources of liquidity from discontinued operations include the liquidation of loans held for sale, through whole loan sales, payoffs and principal collections; sales of REO properties; sales of commercial real estate investments; and collections from subordinated securities and residual interests from Fremont’s prior loan securitization activities. The net cash flows from our discontinued operations segment are expected to be redeployed into our continuing operations segment over time.

Signature’s use of liquidity includes the utilization of capital pursuant to its business strategy. We completed business combinations of NABCO and Cosmed during the year ended December 31, 2011, through which we utilized $24.3 million as cash purchase consideration. As a result of the business combinations, the Company recorded acquisition related transaction costs of approximately $0.3 million during the year ended December 31, 2011. Other uses of liquidity include operating expenses associated with the management of the Company’s businesses, including the Legacy Assets and Liabilities, professional fees and related expenses associated with reorganization, litigation, interest payments on the Notes Payable and lines of credit and principal and interest payments under other long-term debt arrangements. Within Signature Special Situations, we purchased approximately $9.0 million in corporate bonds and senior secured debt during the year ended December 31, 2011. Although additional fundings were made on senior secured debt during 2011, we received net repayments of $3.1 million. Additionally, Signature Special Situations has funded $5.2 million, through intercompany note arrangements, to NABCO and Cosmed.

The Company has received claims related to potential repurchase obligations associated with its prior subprime residential lending business. There were no settlements of outstanding repurchase claims during the year ended December 31, 2011. New repurchase claim volume totaled $1.8 million for the year ended December 31, 2011. Outstanding claims totaled approximately $101.7 million at December 31, 2011. See Note 22—Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information regarding the Company’s repurchase reserve liability.

During 2011, Cosmed executed a $3.0 million line of credit, which was paid in full and terminated as of December 31, 2011. Signature Special Situations is currently providing financing to Cosmed for working capital purposes. On September 29, 2011, NABCO completed a $16.0 million financing with a third-party lender, resulting in $12.6 million in proceeds. The proceeds were used to repay existing $12.5 million of intercompany notes due to Signature Special Situations and $0.1 million in fees and expenses associated with the financing. At December 31, 2011, NABCO had approximately $0.4 million in additional borrowing capacity under this third-party lending arrangement to finance its operations.

On September 28, 2011, the Company sold its Anaheim Hills, California facility and related land for net proceeds totaling $3.8 million and recorded a gain of $1.4 million.

On November 23, 2011, the Company completed a whole loan sale transaction of $9.0 million in non-performing subprime residential real estate loans held for sale for net proceeds totaling $2.3 million resulting in a $0.2 million loss.

Summary of Cash Flows

Net cash used in operating activities

During the year ended December 31, 2011, net cash used in operating activities totaled $16.1 million. The cash used in operating activities primarily relates to the payment of expenses associated with the $12.9 million net loss during the period, adjusted for noncash income of $4.3 million related to the change in fair value of common stock warrant liability; $1.7 million of noncash charges related to depreciation and amortization; $0.8 million of noncash charges related to amortization of share-based compensation expense; and noncash recoveries related to lower of cost or market adjustments on loans held for sale, net of $0.6 million. The use of cash was partially offset by $5.6 million in proceeds from loans held for sale, net.

During the year ended December 31, 2010, net cash used in operating activities totaled $305.2 million. The cash used in operating activities primarily relates to payments aggregating approximately $280.8 million to satisfy allowed claims on the Effective Date and $28.3 million paid to settle repurchase reserve matters during the weeks leading up to the Effective Date.

Net cash (used in) provided by investing activities

During the year ended December 31, 2011, net cash used in investing activities totaled $13.6 million. The cash used in investing activities primarily relates to $24.3 million in cash used in business combinations; $4.3 million in purchases of loans receivable; and $4.7 million in purchases of investment securities, available for sale; partially offset by $2.2 million in proceeds received from a corporate bond called at par; $3.8 million in net proceeds from the sale of premises; $4.7 million in proceeds received from the sale of commercial real estate investments; $0.9 million in principal payments received from commercial real estate investments; $5.0 million in proceeds received from the sale of REO; and $3.2 million in collections of loans receivable, net.

During the year ended December 31, 2010, net cash provided by investing activities totaled $9.9 million. The cash provided by investing activities primarily relates to proceeds of $9.9 million from the sale of REO and $1.9 million in proceeds from the sale of commercial real estate investments, both included in discontinued operations; partially offset by $2.2 million in purchases of investment securities, available for sale.

Net cash provided by financing activities

During the year ended December 31, 2011 net cash provided by financing activities totaled $11.2 million. The cash provided by financing activities primarily relates to $13.6 million in proceeds received from NABCO’s Revolving Loan and Term Loan; partially offset by $2.6 million in repayments of lines of credit; and $0.4 million from repayments of long-term debt.

During the year ended December 31, 2010, net cash provided by financing activities totaled $10.1 million. The cash provided by financing activities relates to $10.1 million in proceeds received from the issuance of common stock and Warrants on the Effective Date.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized a portion of its residential real estate loans. Securitization is a process of transforming loans into securities that are sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”) which was legally isolated from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities that were secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

Securitization was used to provide an additional source of liquidity. These securitizations of mortgage loans were structured as sales. The special purpose entities to which we transferred the mortgage loans were QSPEs and, therefore under previous accounting rules, were not subject to consolidation through 2010. As disclosed in the Recent Accounting Standards below, accounting standards were amended effective January 1, 2010 to eliminate the concept of QSPEs. We reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements. We determined that we are not the primary beneficiary of these variable interest entities and therefore do not consolidate the loan securitization trusts.

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. Additional information concerning Fremont’s prior securitization activities is included in Note 22 – Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

CONTRACTUAL OBLIGATIONS

Contractual obligations at December 31, 2011 are summarized by contractual maturity in the following table:

	Contractual Payments Due By Period
(Dollars in thousands)	Less Than One Year	One Year To Three Years	Three Years To Five Years	More Than Five Years	Total
Notes Payable	$—	$—	$39,000	$—	$39,000
Seller Notes	1,907	1,500	1,406	—	4,813
Term Loan	900	2,500	4,400	—	7,800

Total long-term debt	$2,807	$4,000	$44,806	$—	$51,613

The Company’s $39.0 million in Notes Payable were issued pursuant to the Notes Payable Indenture and bear interest at 9% per annum, payable quarterly starting in September 2010 and mature December 31, 2016. There was no change in amounts due under the Notes Payable during the year ended December 31, 2011. See Note 12 – Debt in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information related to the Notes Payable.

In July 2011, pursuant to the NABCO Acquisition, NABCO issued $5.0 million in Seller Notes to the former NABCO shareholders as part of the consideration paid for the NABCO business combination. The Seller Notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments of $0.2 million beginning December 2011. In addition to scheduled quarterly principal payments, accelerated principal payments are due if NABCO has EBITDA in excess of $6.0 million beginning with the year ended December 31, 2011. Accelerated principal payments, equal to 50% of the amount in excess of the Adjusted EBITDA target, are payable in quarterly installments in the following year. In 2011, NABCO exceeded the Adjusted EBITDA target. In 2012, the accelerated principal payments are approximately $1.2 million. Payments shown in the Contractual Maturities table above include accelerated principal payments. The Seller Notes bear interest at 6.00% per annum, paid quarterly starting in the fourth quarter of 2011. At December 31, 2011, $4.8 million was outstanding on the Seller Notes.

In September 2011, NABCO entered into a $16.0 million debt financing transaction with a third party lender. The initial indebtedness of $12.6 million was primarily used to repay existing intercompany notes. Pursuant to the debt financing transaction, NABCO borrowed $8.0 million under the Term Loan, which matures in September 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year one; 15% of the original principal amount of the Term Loan in each of years two and three; 20% of the original principal amount of the Term Loan in each of years four and five; and a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million under an $8.0 million revolving line of credit (the “Revolving Loan”) that matures in September 2014. Advances under the Revolving Loan are subject to a borrowing base. The Term Loan has a variable interest rate based upon the Lender’s base rate plus 1.00% per annum, which is equivalent to 5.00% at December 31, 2011. The Revolving Loan has a variable interest rate based upon the Lender’s base rate, which is equivalent to 4.00% at December 31, 2011. NABCO is required to maintain compliance with certain financial covenants beginning in the fourth quarter of 2011. As of December 31, 2011, NABCO was in compliance with all such covenants. The Term Loan and Revolving Loan are secured by all of NABCO’s assets. The Company is not a borrower, an obligor, nor a guarantor under the NABCO Loan Agreements. At December 31, 2011, the outstanding balances on the Revolving Loan and Term Loan were $5.1 million and $7.8 million, respectively.

Other obligations

Pursuant to the NABCO Acquisition, a $3.5 million estimated liability was recorded for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain Adjusted EBITDA thresholds for the fiscal year ended December 31, 2012. Potential contingent consideration ranges from $1.5 million to $4.0 million based on achieving Adjusted EBITDA thresholds from $6.7 million to $8.1 million, respectively. Each reporting period, the Company estimates the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations. At December 31, 2011, we have $3.6 million of estimated contingent consideration.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 22—Discontinued Operations in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

During 2011, we assumed a $1.6 million revolving line of credit in the Cosmed Acquisition. Concurrent with the closing, Cosmed executed a $3.0 million line of credit, which, along with an intercompany note payable, was used to payoff the acquired debt. As of December 31, 2011, the $3.0 million line of credit was paid in full and terminated. Signature Special Situations is currently providing financing to Cosmed for working capital purposes.

RECENT ACCOUNTING STANDARDS

In December 2010, the FASB issued ASU No. 2010-29 Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations occurring in the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not have any impact on the Company’s consolidated financial position or results of operations, as this ASU expands disclosure requirements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges fair value measurement and disclosure guidance in U.S. GAAP with the guidance concurrently issued by the International Accounting Standards Board. While the amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply, they do generally represent clarifications on how to measure and disclose fair value under FASB ASC 820, Fair Value Measurement. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. ASU 2011-04 may increase our disclosures related to fair value measurements, but will not have an effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a significant impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to Signature Group Holdings, Inc. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm beginning at page F-1 of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Overview

Signature emerged from bankruptcy proceedings on June 11, 2010 with a new Board, which has an audit committee made up entirely of independent members of the Board and, in July 2010, the new management team of Signature was appointed. The new management team, with the assistance of financial consultants and under the oversight of the audit committee, focused its resources on undertaking the project of returning the Company to compliance with its Exchange Act reporting obligations. On the emergence date, the Company was significantly delinquent with its Exchange Act reporting obligations, which created further delinquencies as additional time passed.

During 2011, we filed (i) a Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2009, 2008 and 2007 (which included selected unaudited quarterly financial information of the Company for the fiscals years 2009 and 2008) on May 17, 2011; (ii) an Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010 on July 5, 2011; (iii) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 on September 29, 2011; (iv) a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 on December 12, 2011; and (v) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 on December 29, 2011.

With the filing of this Annual Report, the Company is now current and a timely filer with the SEC.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the CEO and Interim CFO concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level, due to the existence of a material weakness, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Overview of Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting is expected to include those policies and procedures that management believes are necessary and:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board; and

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

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting. As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and related guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on its assessment, management concluded that such internal controls and procedures were not effective as of December 31, 2011 and that a material weakness in internal control over financial reporting existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiency that represented a material weakness as of December 31, 2011.

Control Environment. The Company did not maintain an effective overall control environment, which is the foundation for effective internal control over financial reporting. As a result of the sale of substantially all of Fremont’s business operations during 2007 and 2008 and the significant reduction in certain other business operations as a result of the bankruptcy proceedings, Fremont experienced considerable turnover of staffing within its accounting operations. During the period in which Fremont was in bankruptcy proceedings with limited resources and operations, the Company did not maintain a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP. Specifically, the Company did not have processes in place to provide timely supervisory review of its financial statements and significant accounting transactions prior to and following the Company entering into bankruptcy proceedings in June 2008. As a result, Signature’s new management team and Board inherited a situation where the Company was severely delinquent with its required periodic filings with the SEC. Because of the control environment weakness described above:

•

The Company was not able to effectively maintain its accounting and financial reporting for the year ended December 31, 2011 on a timely basis. Although this Annual Report is being filed on time, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011; June 30, 2011; and September 30, 2011 were delinquent.

•

The Company did not maintain an accounting policy function that was timely in the review and updating of Company accounting policies and procedures and the evaluation of significant Company transactions during the first three quarters of the fiscal year ended December 31, 2011.

•

The Company did not perform effective analyses of various financial statement accounts on a timely basis during the fiscal year ended December 31, 2011, which involved significant estimates and judgments.

Until our material weakness is remediated, there is a reasonable possibility that a material misstatement of the Company’s financial statements would not be prevented or detected on a timely basis. As a result, Signature contracted with experienced financial and accounting consultants and recruited new, experienced accounting and finance employees to prepare the financial statements for the periods covered by this Annual Report as well as the Company’s delinquent periodic reports, dating back to the Form 10-K for the year ended December 31, 2007 and to oversee the accounting and finance functions on a go-forward basis.

Ongoing Remediation of Material Weakness

The Company has devoted virtually all of its accounting resources to completing its delinquent filings under Section 13 or 15(d) of the Exchange Act, including all of the filings described above. As a result, the Company has not had the resources available to address or remediate the material weakness in the Company’s internal control over financial reporting. In particular, management has yet to complete the installation and testing of effectiveness of the internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of the Company’s financial reporting. The Company has taken the following steps during 2011 to attempt to remediate the material weakness in the Company’s internal control over financial reporting:

•

Management has developed, documented and adopted formal accounting and reporting policies with respect to significant transactions that are relevant to its business and necessary to properly account for and report our results for the periods presented in this Annual Report.

•

Management has strengthened its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make estimates and assumptions, such as fair value measurements. These procedures were implemented as of December 31, 2011.

•

Management reorganized the accounting group as of December 31, 2011 and recruited experienced accounting and finance employees to oversee the accounting function on a go-forward basis and ensure proper controls and procedures continue to be maintained. The Company continues to use consultants in some areas, but these areas are limited and will be transitioned to full time employees in the near future.

•

Management has implemented a timely review process of business transactions as of December 31, 2011. The accounting group is involved as business transactions are contemplated and provides timely accounting support and accounting policy implementation as transactions are executed. This enables the Company to account for the consummation of transactions in accordance with GAAP on a timely basis.

We believe we are taking the necessary steps to remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company’s remediation process is on-going and management hopes to complete its remediation efforts during the middle of 2012, with the expectation that the Company will have adequate internal control over financial reporting and effective disclosure controls and procedures as of December 31, 2012. Since management has not completed its remediation efforts, there can be no assurances that the Company’s remediation efforts will be successful or sufficient in remediating the material weakness.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as identified in this Annual Report, the Company believes that the financial statements contained in this Annual Report, fairly and accurately present the financial condition, results of operations and cash flows for the years ended December 31, 2011 and 2010, in all material respects.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, other than the remediation efforts noted above, there was no change identified in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

As of December 31, 2011, Signature’s Board consisted of eight directors, six of whom were independent directors. In 2011, there were four director resignations and three new appointments to the Board. On January 13, 2011, Mr. Norman Matthews tendered his resignation as a member of the Board, effective as of that date. Mr. Matthews served as a member of the Board’s Compensation Committee and as Chairman of its Governance & Nominating Committee. On February 28, 2011, Mr. Richard Rubin tendered his resignation as a member of the Board, effective as of that date. Mr. Rubin was not a member of any Board committees. On April 21, 2011, Mr. Michael Blitzer tendered his resignation as a member of the Board, effective as of that date. Mr. Blitzer was a member of the Board’s Audit Committee. On May 27, 2011, Mr. Robert Peiser tendered his resignation as a member of the Board, effective as of that date. Mr. Peiser was the Chairman of the Board’s Audit Committee and a member of the Executive, Legal and Risk Management Committee. In April 2011, the Board appointed three new members to the Board, who were Deborah Hicks Midanek, Steven Gidumal and Patrick E. Lamb.

At all times a majority of the Board consisted of independent directors. The information set forth below as to each director has been furnished to us by the respective directors.

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since
Craig Noell	49	Mr. Noell is Chief Executive Officer and a Director of Signature and is also a member of the Executive, Legal and Risk Management Committee. Mr. Noell co-founded Signature Capital Partners, a special situation investment firm in 2004. Mr Noell brings to Signature over 25 years of experience in corporate finance, investing banking, and special situation investing with Goldman Sachs, Wells Fargo Foothill, Security Pacific, Barclays and Murphy Noell Capital. At Murphy Noell, Mr. Noell was involved in dozens of corporate finance transactions including traditional M&A, distressed M&A, capital raises, recapitalizations and restructurings. Previously, as a member of the distressed investing area at Goldman Sachs, Mr. Noell founded and ran Goldman Sachs Specialty Lending, investing Goldman’s proprietary capital in special situations opportunities. At Wells Fargo Foothill, Mr. Noell directed the firm’s New York and Los Angeles business development teams and was involved in numerous recapitalizations/ restructurings, debtor-in-possession loans and plan of reorganization financings. Mr. Noell was also involved in establishing multiple joint venture relationships including the acquisition of the loan portfolio of Home Savings of Alaska from the FSLIC, a joint venture with Ansley Associates to provide specialized financing to the resort industry and a joint venture relationship with Ozer to form Paragon Retail Finance, which was subsequently acquired by Wells Fargo and is now the second largest asset-based lender to the retail trade. Mr. Noell holds a Bachelor of Science from the Wharton School of Business at the University of Pennsylvania.	2010

Kenneth Grossman	56	Mr. Grossman is President and a Director of Signature and is also a member of the Executive, Legal and Risk Management Committee. On February 8, 2012, Mr. Grossman informed Signature of his intention to resign as Signature’s President effective April 30, 2012. Mr. Grossman continue to serve as a member of the Board. Mr. Grossman and Signature entered into a Consulting Agreement whereby Mr. Grossman will advise Signature’s chief executive officer and seek to identify acquisition and capital deployment opportunities for Signature. The consulting services to be provided by Mr. Grossman to Signature will begin following the effective date of Mr. Grossman’s resignation from Signature on April 30, 2012, for a term of twenty-four months. As a highly experienced investor specializing in troubled and distressed credit products, Mr. Grossman has a demonstrated track record of selecting profitable investments and actively participating in the financial and operational restructuring of target companies. Prior to joining Signature, Mr. Grossman served as a Managing Director at Ramius, LLC, a $3 billion multi-strategy fund, where he managed a $300 million distressed credit portfolio and a group of five experienced investment professionals. Prior to that, he oversaw distressed debt and special situations portfolios at Del Mar Asset Management, LP, an $800 million multi-strategy fund, and Alpine Associates LP, a risk arbitrage firm. Mr. Grossman has also been affiliated with Balfour Investors Inc. and the Recovery Group, LP, where he began investing in distressed situations. Mr. Grossman began his career as an attorney with Shea & Gould specializing in bankruptcy, creditor’s rights and commercial litigation. Mr. Grossman has also served on the board of directors of e-Lottery, Inc. (Chairman), Evercom Systems, Texas-New Mexico Power, Inc., and Roberts Consolidated Industries (Chairman). Additionally, he has served on numerous official and unofficial creditor and shareholder committees. Mr. Grossman holds a Juris Doctorate from George Washington University and a Bachelor of Arts from Trinity College in Connecticut.	2010

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since
John Nickoll	77	Mr. Nickoll currently serves as the Chairman of the Board. Mr. Nickoll is also a member of the Governance, Nominating and Compensation Committee and Executive, Legal and Risk Management Committee. Mr. Nickoll has over 40 years of experience in the commercial finance industry including over 30 years as founder and co-CEO of Foothill Group, Inc. (“FGI”) and its commercial finance subsidiary Foothill Capital Corporation (“FCC”). From its founding in 1973, FCC successfully grew to become, for many years, the nation’s largest independent commercial finance company. FCC was a pioneer in purchasing distressed commercial debt from major money center banks in the mid-1980s. FCC later financed the expansion of this business through limited partnerships backed by major pension and institutional investors. Mr. Nickoll remained CEO of commercial finance lending operations, including Wells Fargo Foothill and Wells Fargo Business Credit after FGI was acquired in 1995 by Norwest Corporation, which subsequently was acquired by Wells Fargo. Mr. Nickoll holds a Bachelor of Arts from Brown University and a Juris Doctorate from the University of Michigan Law School.	2010

John Koral	53	Mr. Koral currently serves as a Director of Signature and is also the chairman of the Governance, Nominating, and Compensation Committee and a member of the Audit Committee. Mr. Koral has been an active investor in asset-based loans for the past eighteen years. Mr. Koral is a Senior Vice President responsible for managing the lending operations of U.S. Capital, Incorporated, an asset-based private lender with a current loan portfolio of approximately $30 million. In that capacity, Mr. Koral is actively involved in resolving borrower defaults and overseeing related legal proceedings in default scenarios. Mr. Koral also participates in all of the firm’s efforts to raise capital, including private participations, general capitalization, subordinated notes and institutional lines of credit. Mr. Koral is also involved in the development of commercial land and building projects, having overseen more than $100 million in construction since 1982. Previously, Mr. Koral served as President of Apex Mechanical Services. Mr. Koral holds an Associate’s Degree in Mechanical Engineering from Alfred State University with a minor in Business Administration.	2010

Robert Schwab	49	Mr. Schwab currently serves as a Director of Signature and is also a member of the Governance, Nominating, and Compensation Committee and the Executive, Legal and Risk Management Committee. Mr. Schwab is a successful entrepreneur with over 30 years of experience in business operations and management. Mr. Schwab is also an experienced investor in distressed equipment assets. Mr. Schwab is the former owner and CEO of Schwab Sales, Inc., a heavy-duty construction equipment rental company that was sold to a private equity firm in 2006. As such, Mr. Schwab has extensive expertise in the construction trade for private and public works, hard asset lending, construction collections, litigation assessments, asset valuation and liquidation. Mr. Schwab holds a Bachelor of Science in Business from the University of Southern California.	2010

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since
Deborah Hicks Midanek	57	Ms. Midanek currently serves as a Director of Signature and is also a member of the Governance, Nominating, and Compensation Committee and Audit Committee. Ms. Midanek has served as the President of Solon Group, a business development firm that provides turnaround services and strategic advice to organizations in transition, since 2004. Prior to that time, Ms. Midanek held several positions with Glass and Associates, Inc., a turnaround management firm, including President and Chief Operating Officer from 2003 to 2004, and Managing Principal from 2000 to 2003. Prior to 2000, Ms. Midanek held various executive positions with Alix Partners, Inc., Solon Asset Management, L.P., Drexel Burnham Lambert, Inc. and Bankers Trust Company. Ms. Midanek currently serves as a director of HCC Insurance Holdings, Inc. and from 2004 to 2009, she served as a director of Mississippi Phosphates, Inc. where she served as Chairman of its Nomination, Corporate Governance, and Compensation Committee. Over the course of her career, Ms. Midanek has served as a director of 11 other corporations, both public and private, and has served as board chairman as well as chairman and member of audit, compensation, nominating, corporate governance, human resources, special independent, strategic planning, and risk committees. Ms. Midanek holds an Artium Baccalaureatus from Bryn Mawr College and a Masters in Business Administration from the Wharton School at the University of Pennsylvania.	2011

Steven Gidumal	54	Mr. Gidumal currently serves as a Director of Signature. Mr. Gidumal has served as the founder, President and Portfolio Manager for Virtus Capital, a firm based in Orlando, Florida, since its launch in 2004. Virtus Capital invests in the securities of companies in distressed and restructuring situations, including a variety of real estate and financial institutions. From 2006 to 2008, Mr. Gidumal also served as Co-Portfolio Manager of Resurgence Asset Management, a distressed fund based in New York City, which was ranked the # 1 distressed fund in the country by Hedge Fund Research, Inc. during his tenure. Mr. Gidumal was formerly an investment banker with Bear Stearns & Co. and Rothschild Inc. Mr. Gidumal previously served as a director of Mirant Corp. Asset Recovery, a subsidiary of Mirant Corp (formerly NYSE: MIR). Mr. Gidumal holds a Bachelor of Science in Economics from the University of Pennsylvania and a Masters in Business Administration from Harvard Business School, where he was a Baker Scholar.	2011

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since
Patrick E. Lamb	52	Mr. Lamb currently serves as a Director of Signature and is the Chairman of the Audit Committee. Mr. Lamb has served as the Chief Financial Officer for the Los Angeles Clippers of the NBA since July 2007. Mr. Lamb has over 20 years of chief financial officer experience in various public and public subsidiary entities, specifically in the financial services arena, including banking, commercial finance, commercial and residential real estate, capital markets and insurance, as well as experience in public accounting. From 2004 to July 2007, Mr. Lamb served as the Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer of Fremont. Before joining Fremont, Mr. Lamb worked at Ernst & Whinney (now Ernst & Young) in San Francisco, serving primarily in the financial services industries in various audit and consulting engagements. Mr. Lamb holds Bachelor of Science and Masters in Accounting degrees from the Marriott School of Management at Brigham Young University.	2011

Executive Officers Who are Not Directors

Set forth below is information concerning the executive officers of Signature as of December 31, 2011 who did not serve on the Board. All executive officers of Signature were elected by the Board. No executive officer was related to any director or other executive officer of Signature by blood, marriage or adoption, and there were no arrangements or understandings between a director of Signature and any other person pursuant to which such person was elected an executive officer.

Kyle Ross (35): Mr. Ross is Executive Vice President, Interim Chief Financial Officer and Assistant Secretary of Signature. Mr. Ross co-founded Signature Capital Partners with Mr. Noell in 2004 and was directly involved in all of Signature Capital’s transactions, including playing an active role in structuring, underwriting, closing and managing the exit of transactions. Mr. Ross previously spent over four years with the investment banking firm Murphy Noell Capital where he worked with Mr. Noell and was directly involved in over 25 transactions including both healthy and distressed capital raises, M&A transactions, and debt restructuring. He was also responsible for managing the firm’s analyst and associate staff. Mr. Ross holds a B.S. and a B.A. from the Haas School of Business at the University of California, Berkeley.

Thomas Donatelli (52): Mr. Donatelli currently serves as Executive Vice President of Signature. Mr. Donatelli was Chief Investment Strategist of Signature Capital Partners, a special situations investment company, from 2008 through 2010 and brings over 20 years of experience in the financial services industry, including stints in M&A, as a highly regarded special situations equity analyst, and in proprietary investments. His career includes roles in the M&A Department at Merrill Lynch, where he worked on numerous transactions including the RJR Nabisco LBO, the Time Warner bridge loan and the merger of Bass PLC and Holiday Inns, at Wertheim Schroder & Co. as head of “Special Situations” Equity Research, as a Managing Director in M&A at Donaldson, Lufkin & Jenrette (“DLJ”), and, following DLJ’s acquisition by Credit Suisse, as a Managing Director in the Mergers Group at Bank of America. In 2001, Mr. Donatelli was a founding Partner of SageCrest, an asset-backed and structured debt fund that grew from $2 million in assets under management to approximately $400 million over a three year period. Feeling uncomfortable with the outlook for the credit markets, Mr. Donatelli elected to exit the firm he founded and sold his interest back to the management company in 2005. In 2006 and 2007, Mr. Donatelli was with Clarinbridge Capital, a relative value hedge fund backed by KBC Financial Products. Mr. Donatelli holds a Bachelor of Arts from the University of Chicago and a Master of Arts from Oxford University. In 1986, Mr. Donatelli was awarded a John M. Olin Foundation Fellowship at the U.S. Naval War College.

Audit Committee

The Audit Committee is organized and conducts its business pursuant to a written charter adopted by the Board. The charter of the Audit Committee is available on the “Governance” page of our corporate website at www.signaturegroupholdings.com or a copy may be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Boulevard Suite 1600, Sherman Oaks, California 91403. As of December 31, 2011, the members of the Audit Committee were independent directors Lamb, who chaired the committee, Koral and Midanek, each of whom served on the Audit Committee since their appointment to the Board. The Audit Committee met with management and the Company’s registered independent public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), to make inquiries regarding the manner in which the responsibilities of each were being discharged and to report their findings to the Board. The Audit Committee also met separately, without management present, with Squar Milner. This committee was primarily concerned with the integrity of Signature’s financial statements, compliance with legal and regulatory requirements and the independence and performance of Squar Milner. The Board determined that members of the Audit Committee satisfied the criteria required under applicable Commission standards for independence and financial literacy for the fiscal year ended December 31, 2011.

The Board determined that Mr. Lamb satisfied the criteria for classification as an “audit committee financial expert” as set forth in the applicable rules of the Commission.

Code of Ethics

We maintain the Code of Ethics for Senior Financial Officers, which is our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The code of ethics may be viewed free of charge on our corporate website at www.signaturegroupholdings.com or a copy may be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Boulevard Suite 1600, Sherman Oaks, California 91403.

Stockholder Director Nominations

In connection with the Company’s emergence from bankruptcy, the Company adopted Amended and Restated Bylaws, effective as of the Effective Date, as amended on October 27, 2010 and January 27, 2011. Pursuant to the Amended and Restated Bylaws, any stockholder of record of the Company entitled to vote for the election of directors may nominate an individual for election to the Board by providing timely notice to the Company. To be timely, a nomination by a stockholder must (i) be sent to the Company in compliance with the requirements of Rule 14a-8 under the Exchange Act, if the proposal is submitted under such rule, or (ii) if not, be mailed and received by, or delivered to, the secretary of the Company not later than the close of business on the 90th day prior to the anniversary date of the most recent annual meeting of stockholders or, if the date of the annual meeting of shareholders is more than 30 days earlier or later than such anniversary date, then not later than the close of business on the 75th day prior to the anniversary date of the most recent annual meeting of stockholders. In addition, the Amended and Restated Bylaws include a requirement that any stockholder seeking to nominate directors provide, among other matters, as to each person whom the stockholder proposes to nominate for election as a director (A) the name, age, business address and residence address of the person, (B) the principal occupation or employment of the person, (C) the class or series and number of shares of capital stock of the Company which are owned beneficially or of record by the person and (D) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors pursuant to Section 14 of the Exchange Act, and the rules and regulations promulgated thereunder.

Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who owned more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the Commission. Reporting Persons were required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they filed.

Based solely on review of reports received by the Company or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended December 31, 2011, all of the Reporting Persons complied with all applicable Section 16(a) filing requirements except for the following late filings: (i) a late Form 3 filed with the Commission by Mr. Donatelli on August 15, 2011; and (ii) a late Form 4 filed with the Commission by each of Messrs. Schwab, Peiser, and Donatelli on April 29, 2011, May 2, 2011, and August 15, 2011, respectively.

Item 11.    Executive Compensation

Compensation of Directors:

The following table sets forth information regarding total compensation paid to each non-employee director that served during the fiscal year ended December 31, 2011. There was no compensation paid to any director for service on the Board, who was also one of our executive officers as of December 31, 2011.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
John Nickoll (1)	2011	$78,500	$75,000	$153,500

John Koral (1)	2011	73,000	75,000	148,000

Robert Schwab (1)	2011	55,000	75,000	130,000

Deborah Hicks Midanek (2), (3)	2011	47,995	52,192	100,187

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

Steven Gidumal (2), (3)	2011	$33,995	$52,192	$86,187

Patrick E. Lamb (2), (3)	2011	64,459	52,192	116,651

Robert Peiser (1), (4)	2011	42,500	—	42,500
(resigned)
Michael Blitzer (1), (5)	2011	19,500	—	19,500
(resigned)
Richard A. Rubin (1), (6)	2011	6,250	—	6,250
(resigned)
Norman Matthews (1), (7)	2011	7,500	—	7,500
(resigned)

(1)	Each independent Signature director received 102,739 shares of restricted stock on January 3, 2011 for their service on the Board for the period from January 1, 2011 through December 31, 2011.
(2)	On April 16, 2011, the Board appointed two new members, Deborah Hicks Midanek and Steven Gidumal, to fill two vacancies on the Board. Ms. Midanek and Mr. Gidumal’s appointment became effective as of April 20, 2011. On April 21, 2011, the Board appointed Patrick E. Lamb to fill a vacancy on the Board. Mr. Lamb’s appointment was effective as of April 21, 2011.
(3)	On April 21, 2011, Messrs. Midanek, Gidumal and Lamb were each issued 75,640 shares of restricted stock for their service on the Board for the period from April 21, 2011 through December 31, 2011.
(4)	On May 27, 2011, Robert Peiser resigned as a member of the Board and from all committees on which he served. Mr. Peiser served as a member of the Audit Committee and Executive and Legal Committee. Mr. Peiser’s 102,739 shares of unvested restricted stock issued on January 3, 2011 were forfeited.
(5)	On April 21, 2011, Mr. Michael Blitzer tendered his resignation as a member of the Board and all committees on which he served. Mr. Blitzer was a member of the Audit Committee. Mr. Blitzer’s 102,739 shares of unvested restricted stock issued on January 3, 2011 were forfeited.
(6)	On February 28, 2011, Richard A. Rubin tendered his resignation as a member of the Board. Mr. Rubin did not serve as a member of any Committees established by the Board. Mr. Rubin’s 102,739 shares of unvested restricted stock issued on January 3, 2011 were forfeited.
(7)	On January 13, 2011, Norman Matthews tendered his resignation as a member of the Board and all committees on which he served. Mr. Matthews was a member of the Compensation Committee and served as Chairman of its Governance & Nominating Committee. Mr. Matthew’s 102,739 shares of unvested restricted stock issued on January 3, 2011 were forfeited.

Each independent (non-management) member of the Board receives annual compensation of One Hundred Thousand Dollars ($100,000), comprised of Twenty-Five Thousand Dollars ($25,000) in cash, payable in advance in quarterly installments, and Seventy-Five Thousand Dollars ($75,000) in restricted shares of Signature’s common stock, issued annually in advance on the first business day of each calendar year. In each case, the per-share value of the restricted stock shall be determined on the basis of the closing price on the date of grant. The restricted stock shall vest on the first day of the year following the grant. In December 2010, the Board revised the terms of the restricted stock to include a provision whereby such grants are subject to immediate vesting in the event of a change in control, death or disability of a director or in the event a member is not re-elected to the Board or is not nominated for election to the Board by the Company after indicating a willingness to serve.

In addition to the annual compensation, each independent (non-management) member of the Board shall be entitled to annual supplements (payable in advance quarterly installments) and meeting attendance fees (payable quarterly in arrears) as follows:

Annual Supplements
Chairman of the Board	$25,000
Audit Committee Chair	35,000
Other Committee Chairs	5,000

Attendance Fees Per Meeting
Board of Directors Meetings	$2,000
Audit Committee Meetings	2,000
Other Committee Meetings	1,000

If a meeting, whether of the Board or a committee, is held via telephone, the attendance fees per meeting are reduced by one-half.

Compensation of Executives:

The following table presents information regarding compensation of our named executive officers (“Named Executive Officers”) for services rendered during the fiscal years ended December 31, 2011 and 2010, respectively. The Named Executive Officers include (i) our Chief Executive Officer and (ii) our next two most highly compensated executive officers who were serving as executive officers as of the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Restricted Stock Awards ($) (2)	Stock Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Craig Noell	2011	$237,500	$16,667	$276,138	$561,991	$8,000	$1,100,296
Chief Executive Officer and Director	2010	82,980	—	—	—	—	82,980

Kenneth Grossman (4)	2011	225,000	16,667	276,138	561,991	—	1,079,796
President and Director	2010	82,980	—	—	—	—	82,980

Kyle Ross	2011	212,500	100,000	233,750	311,469	—	857,719
Executive Vice President, Interim Chief Financial Officer and Assistant Secretary	2010	82,980	—	—	—	—	82,980

(1)	Pursuant to the terms of the Interim Management Agreement, bonuses were eligible to be paid to the Named Executive Officers at the discretion of the Board. In conjunction with the filing of the Comprehensive Form 10-K in April 2011, the Board approved a bonus for SCA in the amount of $150,000 which was included in management fees under the Interim Management Agreement. The allocation of the bonuses were determined by SCA.
(2)	Pursuant to their respective Employment Agreements and subject to the terms of their respective award agreements, the Named Executive Officers were granted awards of restricted stock of the Company on August 2, 2011 that remain subject to certain vesting requirements as described in the following “Narrative to Summary Compensation Table.” The value of the awards of restricted stock granted in 2011 were determined based upon the aggregate grant date fair value as computed pursuant to FASB ASC Topic 718. See Note 16 —Share-Based Payments in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report. The expense recognized by the Company regarding these awards to the Named Executive Officers was $119,516 for the year ended December 31, 2011.
(3)	Pursuant to their respective Employment Agreements and subject to the terms of their respective award agreements, the Named Executive Officers were granted options to purchase the Company’s common stock on August 8, 2011 that remain subject to certain vesting requirements as described in the following “Narrative to Summary Compensation Table.” The value of the options granted in 2011 were determined based upon the aggregate grant date fair value as computed pursuant to FASB ASC Topic 718. See Note 16 —Share-Based Payments in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for a discussion of the assumptions underlying the option award valuations. The expense recognized by the Company regarding these awards to the Named Executive Officers was $245,892 for the year ended December 31, 2011.
(4)	On February 8, 2012, Kenneth Grossman informed the Company of his intention to resign as the Company’s President effective April 30, 2012. Mr. Grossman continues to serve as a member of the Company’s Board. On February 8, 2012, Mr. Grossman and the Company entered into a Consulting Agreement, whereby Mr. Grossman will advise the Company’s chief executive officer and seek to identify acquisition and capital deployment opportunities for the Company. The consulting services to be provided by Mr. Grossman to the Company will begin following the effective date of Mr. Grossman’s resignation from the Company on April 30, 2012. The Consulting Agreement has a term of twenty-four (24) months with a monthly fee of $25,000 and the possibility of additional incentive fees. The Consulting Agreement also provides for the non-qualified stock options and restricted stock previously granted to Mr. Grossman to, notwithstanding his resignation, continue to vest pursuant to the vesting schedules provided for in the non-qualified stock option agreement, as amended, and the restricted stock award agreement previously entered into by Mr. Grossman with the Company.

Narrative to Summary Compensation Table

Current Executive Officers

Interim Management Agreement: Following the emergence from bankruptcy, Signature entered into the Interim Management Agreement on June 11, 2010 with SCA, a management company that is owned and managed by Craig Noell, our Chief Executive Officer, Kenneth Grossman, our President, Kyle Ross, our Executive Vice President and interim Chief Financial Officer and Thomas Donatelli, our Executive Vice President. The Interim Management Agreement was renewed by the Board through December 31, 2011. Under the Interim Management Agreement, SCA acted as the management adviser to Signature and managed the assets of Signature, including assets and operations from Fremont, subject to the supervision of the Board.

During the second quarter of 2011, the Board undertook an evaluation of its external management structure with SCA and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company terminated the Interim Management Agreement effective July 31, 2011 (the “Termination Date”). Pursuant to the terms of the Interim Management Agreement, the Board was permitted to terminate the agreement at any time, without the payment of any penalty, upon 60 days’ written notice to SCA (the “Advance Notice Requirement”). In connection with the termination of the Interim Management

Agreement, SCA and the Company agreed that: (i) the Advance Notice Requirement shall be waived; (ii) the Company’s obligation to pay the management fee pursuant to the Interim Management Agreement terminated as of the Termination Date and that the management fee payable to SCA for services provided in July 2011 will exclude the monthly compensation payments for Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli (collectively, the “SCA Executives”), each of whom entered into employment agreements with the Company; and (iii) the terms and conditions of the Interim Management Agreement were terminated and of no further force or effect as of the Termination Date, except for the limitation of liability and indemnification provision of the Interim Management Agreement, which remains in full force and effect.

As a result of the termination of the Interim Management Agreement, the Company adopted an internal management structure, which included the Company entering into employment agreements with the SCA Executives. The terms of such employment agreements were based on analysis and recommendations from a nationally recognized executive compensation consulting firm. In addition, all other SCA employees became employees of the Company as of August 1, 2011.

Employment Agreements: As of August 2, 2011, the Company entered into Employment Agreements (the “Employment Agreements”) with each of Messrs. Noell, Grossman, Ross and Donatelli (each, an “Executive” and collectively, the “Executives”). Pursuant to their respective Employment Agreements, the Executives serve the Company in the following capacities: Mr. Noell as Chief Executive Officer, Mr. Grossman as President, Mr. Ross as Executive Vice President and Mr. Donatelli as Executive Vice President. The term of each Employment Agreement began on July 1, 2011 and, unless terminated earlier pursuant to the terms of their respective Employment Agreements, shall terminate on December 31, 2013. The initial base salaries of the Executives are as follows: Mr. Noell—$325,000; Mr. Grossman—$300,000; Mr. Ross—$275,000; and Mr. Donatelli—$275,000. Each Executive will also be eligible to participate in the Company’s executive bonus program then in effect; provided, however, that the 2012 bonus pool available under such program shall not be less than 7.5% of the Company’s earnings before interest, taxes, depreciation, and amortization, with such bonus pool and specific bonuses to be determined by mutual agreement of the Company’s chief executive officer and the Board. During the term of their respective Employment Agreements, the Executives shall be eligible to participate in all employee benefit plans, programs or arrangements, generally made available to the Company’s senior executives, including, but not limited to, medical, dental and vision plans.

Pursuant to their respective Employment Agreements and subject to the terms of their respective award agreements, the Executives were granted awards of restricted stock of the Company, on August 2, 2011, and granted options to purchase the Company’s common stock, on August 8, 2011, (individually the “Award Date” and together, the “Award Dates”) as follows: Mr. Noell—492,224 shares of restricted stock and 2,923,000 options; Mr. Grossman—492,224 shares of restricted stock and 2,923,000 options; Mr. Ross—416,667 shares of restricted stock and 1,620,000 options; and Mr. Donatelli – 378,788 shares of restricted stock and 1,350,000 options. The exercise price of such options is $0.57 per share, subject to adjustment pursuant to the terms of the Incentive Plan. Subject to acceleration of vesting as discussed below and to such other terms and conditions as are set forth in the respective award agreements, each Executive’s options shall vest as follows: (i) twenty-five percent on the six (6) month anniversary of the Award Date; (ii) twenty-five percent (25%) on the eighteen (18) month anniversary of the Award Date; (iii) twenty-five percent (25%) on the thirty (30) month anniversary of the Award Date; and (iv) twenty-five percent (25%) on July 1, 2015, with this final tranche subject to the Company’s common stock achieving certain trading prices as of such date. On December 6, 2011, the Company and Kenneth S. Grossman modified the vesting schedule of Mr. Grossman’s stock option agreement to extend the vesting of the first twenty-five percent (25%) of stock options to coincide with the vesting of the second twenty-five percent (25%) of stock options on the eighteen (18) month anniversary of the Award Date. This modification to the vesting schedule results in additional compensation cost of approximately $6 thousand over the remaining requisite service period. Subject to acceleration of vesting and to such other terms and conditions as are set forth in the respective award agreements, the shares of restricted stock will vest on December 31, 2013. Subject to the terms and conditions as are set forth in the respective Employment Agreements and award agreements, in the event of the Executive’s termination of employment (other than a termination by reason of death or disability, by the Company without “cause” (as defined in the respective Employment Agreements) or by the Executive within the 90-day period following the occurrence of a “change in control” event (as defined in the respective Employment Agreements)), the unvested portion of any options or restricted stock awards will be forfeited as of the date of termination.

Subject to the terms and conditions as are set forth in the respective Employment Agreements, in the event of an Executive’s termination of employment (i) by reason of death or disability, (ii) by the Company at any time for “cause,” or (iii) by the Executive without a “change in control” event, such Executive’s Employment Agreement will terminate and the Executive will receive from the Company: (a) any earned but unpaid base salary through the date of termination; (b) reimbursement for any unreimbursed expenses properly incurred and paid through the date of termination; (c) payment for any accrued but unused vacation time in accordance with Company policy; and (d) such vested accrued benefits, and other benefits and/or payments, if any, as to which the Executive (and his eligible dependents) may be entitled under, and in accordance with the terms and conditions of, the employee benefit arrangements, plans and programs of the Company as of the date of termination other than any severance pay plan ((a) though (d), the “Amounts and Benefits”).

Subject to the terms and conditions as are set forth in the respective Employment Agreements, in the event of an Executive’s termination of employment (i) by the Company without “cause” (other than a termination by reason of death or disability), or (ii) by the Executive within the 90-day period following the occurrence of a “change in control” event, then the Company will pay or provide the Executive the Amounts and Benefits and, subject to the Executive executing and not revoking a waiver and general release in a form acceptable to the Company, an amount equal to two (2) times the Executive’s base salary in effect as of the date of termination, paid in equal installments on the Company’s normal payroll dates for a period of two (2) years from the Date of Termination in accordance with the usual payroll practices of the Company.

If an Executive’s employment is terminated in connection with or following the occurrence of a “change in control” event, all outstanding, unvested equity awards shall vest in full and the aforementioned severance payments shall be subject to reduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended.

The respective Employment Agreements also contain provisions requiring the Executives not to solicit the Company’s employees or its customers or clients for a period of one year following their termination.

Outstanding equity awards

The table below shows the equity awards that have been previously awarded to each of the Named Executive Officers and which remain outstanding as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Craig Noell	—	2,923,000	$0.57	8/8/2021	492,224	$132,900

Kenneth Grossman	—	2,923,000	0.57	8/8/2021	492,224	132,900

Kyle Ross	—	1,620,000	0.57	8/8/2021	416,667	112,500

(1)	Restricted shares vest on December 31, 2013. The market value of shares of restricted stock that have not vested is calculated based on $0.27 per share, the closing price of the Company’s stock on December 30, 2011, as reported OTCQB under the trading symbol SGGH.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The table below sets forth a summary of the beneficial ownership of Signature’s common stock as of March 26, 2012 by (i) each of our current directors, (ii) each of the Named Executive Officers and (iii) each person, or group of affiliated persons, known to us to beneficially own more than 5% of the outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote and subject to community property laws where applicable, each person or entity named in the table has or had sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him, her or it. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that will be or were subject to options, warrants or rights held by that person that were (i) exercisable as of March 26, 2012, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Signature Common Stock Beneficially Owned as of March 26, 2012
Name of Beneficial Owner	Number of Shares		Percentage(7)
Executive Officers and Directors:
Craig Noell	4,673,474	(1)	3.83%
Kenneth Grossman	5,763,271	(2)	4.79%
Kyle Ross	2,235,417	(3)	1.85%
John Nickoll	1,050,698	(4)	*
Robert Schwab	1,685,698		1.42%

	Shares of Signature Common Stock Beneficially Owned as of March 26, 2012
Name of Beneficial Owner	Number of Shares		Percentage(7)
John Koral	2,130,698	(5)	1.79%
Deborah Hicks Midanek	353,418		*
Steven Gidumal	1,860,366	(6)	1.56%
Patrick E. Lamb	353,418		*
All current executive officers and directors as a group (9 persons)	20,106,458		16.09%
* Less than 1.00%. Holders of more than 5% of shares:
James A. McIntyre 3345 Padaro Lane, Carpenteria, California 93013	11,408,894	(7)	9.58%

(1)	Includes (i) 1,250,000 shares held directly, (ii) 2,200,000 shares underlying currently exercisable Warrant held through Signature Group Holdings, LLC where Mr. Noell is a member; (iii) 492,224 shares of restricted stock; and (iv) 730,750 stock options granted pursuant to Mr. Noell’s employment agreement.
(2)	Includes (i) 3,334,746 shares held directly; (ii) 221,301 shares held by the Grossman Family Limited Partnership where Mr. Grossman is the General Partner; (iii) 475,000 shares held by Atlantic Beach Partners where Mr. Grossman is a 50% partner with his brother; (iv) 1,240,000 shares underlying currently exercisable Warrants held by Mr. Grossman; and (v) 492,224 shares of restricted stock granted pursuant to Mr. Grossman’s employment agreement.
(3)	Includes (i) 93,750 shares held by The Noel and Claudia Ross Family Trust, a trust established by Mr. Ross’ parents where Mr. Ross is one of the beneficiaries; (ii) 1,320,000 shares underlying currently exercisable Warrants held though Signature Group Holdings, LLC, where Mr. Ross is a member; (iii) 416,667 shares of restricted stock; and (iv) 405,000 stock options granted pursuant to Mr. Ross’ employment agreement.
(4)	Includes (i) 625,000 shares held by the John Nickoll Living Trust; and (ii) 425,698 shares held directly.
(5)	Includes (i) 1,278,198 shares held directly; and (ii) 852,500 shares held by Susan D. Koral, Mr. Koral’s spouse.
(6)	Includes (i) 1,506,948 shares are held by Virtus Capital LP where Mr. Gidumal is President and Portfolio Manager; and (ii) 353,418 shares held directly.
(7)	Includes: (i) 5,021,483 shares held by the James A. McIntyre Living Trust under which Mr. McIntyre is the current trustee and the current sole vested beneficiary; (ii) 4,323,316 shares held by the Amanda Nyce McIntyre Separate Property Trust under which Mr. McIntyre’s spouse, Amanda Nyce McIntyre is the current trustee and sole vested beneficiary; (iii) 60,150 shares held by the James A. McIntyre Grandchildren’s Trust, under which Mr. McIntyre is the trustee; (iv) 1,768,945 shares held by the McIntyre Foundation under which Mr. McIntyre is the Chief Financial Officer; and (v) 235,000 shares held by The James A. McIntyre Supporting Organization under which Mr. McIntyre’s son-in-law, Jon Frederick, is the President.
(8)	For Messrs. Noell, Grossman, and Ross, as well as “All current executive officers and directors as a group,” the percentage ownership is based on the Company’s outstanding common shares plus the amount of shares underlying currently exercisable Warrants each owns.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Director Independence

Based on information supplied to it by the directors, the Board affirmatively determined that each of John Nickoll, Robert Schwab, John Koral, Deborah Hicks Midanek, Steven Gidumal and Patrick E. Lamb was considered “independent” under the NASDAQ Stock Market “Independence Rules” as of the end of 2011. The Board also affirmatively determined that each of the former directors Norman Matthews (resigned, effective January 13, 2011), Richard Rubin (resigned, effective February 28, 2011), Michael Blitzer (resigned, effective April 21, 2011) and Robert Peiser (resigned, effective May 27, 2011) were considered “independent” under the NASDAQ Stock Market “Independence Rules” during their service as directors in 2011. The Board made such determinations based on the fact that such directors have not had, and currently do not have, any material relationship with the Company or its affiliates or any executive officer of the Company or his affiliates, that would currently impair their independence, including, without limitation, any such commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship.

Certain Relationships And Related Transactions

Signature’s Governance, Nominating, and Compensation Committee charter provides that the Governance, Nominating, and Compensation Committee will review, approve or ratify any transaction required to be reported under Item 404(a) of Regulation S-K of the Commission and establish the policies and procedures in connection therewith. As part of the process in determining its disclosure obligations, the Company circulated a questionnaire to each director, nominee for director, executive officer and other persons who the Company believed could be a related party containing questions calculated to discover the existence of a related party transaction. For a related party transaction to be approved, the Committee will consider (a) the related person’s relationship or interest and (b) the material facts of the proposed transaction, and any material amendments thereto. The following related transactions were identified.

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

Signature also issued the Warrants to the Warrant Investors for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and an original exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60 thousand on the Effective Date and will pay $60 thousand in the aggregate on each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act. The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions. In addition, the Warrants are also subject to anti-dilution protection provisions. The anti-dilution provisions provide that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants. Certain securities issuances by the Company will not trigger this full ratchet protection. The Warrants were valued at $5.1 million as of the issuance date and $1.4 million as of December 31, 2011 using a lattice option pricing model.

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

Interim Management Agreement. In 2010, the Company entered into the Interim Management Agreement with SCA that is owned and managed, in part, by the Company’s Chief Executive Officer and two of its Executive Vice Presidents. The agreement had been extended by the Board through December 31, 2011. On July 28, 2011, the Company terminated the Interim Management Agreement, effective July 31, 2011. See “G. Management of Signature” included in Item 1 and in “Interim Management Agreement” included in Item 11 of this Annual Report.

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

Kenneth S. Grossman Consulting Agreement. On February 8, 2012, Kenneth S. Grossman informed the Company of his intention to resign as the Company’s president effective April 30, 2012. Mr. Grossman continues to serve as a member of the Board. On February 8, 2012, Mr. Grossman and the Company entered into a Consulting and General Release Agreement (the “Consulting Agreement”), whereby Mr. Grossman will advise the Company’s chief executive officer and seek to identify acquisition and capital deployment opportunities for the Company. The consulting services to be provided by Mr. Grossman to the Company will begin following the effective date of Mr. Grossman’s resignation from the Company on April 30, 2012. The Consulting Agreement has a term of twenty-four (24) months with a monthly fee of $25 thousand and the possibility of additional incentive fees. See “H. Recent Developments” included in Item 1 of this Annual Report for more information.

Item 14.

Principal Accounting Fees and Services

In the table below, in accordance with the Commission’s definitions and rules, “Audit Fees” are related to the audit of Signature’s annual financial statements for the years ended December 31, 2011 and 2010. “Audit Related Fees” would be fees for assurance and related services performed by Squar Milner that are reasonably related to the performance of the audit or review of the Company’s financial statements, however Squar Milner performed no such services for Signature. “Tax Fees” would be fees for tax compliance, tax analysis, tax advice and tax planning, however Squar Milner performed no such services for Signature. “All Other Fees” provided by Squar Milner include fees for any services not included in the first three categories. In 2011, “All Other Fees” included diligence services related to the NABCO Acquisition.

	Year Ended December 31,
	2011	2010
Audit Fees	$717,400	$323,400
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	34,020	—

Total	$751,420	$323,400

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

(a)(3) and (b) Exhibits.

Exhibit No.		Description

2.1		Stock Purchase Agreement, dated July 29, 2011, among Signature Group Holdings, Inc., North American Breaker Co., Inc. and the shareholders of North American Breaker Co., Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 1, 2011)

3.1		Amended and Restated Articles of Incorporation of Fremont General Corporation (hereby changed to Signature Group Holdings, Inc.). (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

3.2		Amended and Restated Bylaws of Signature Group Holdings, Inc. dated August 1, 2011. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011, Commission File Number 001-08007)

4.1		Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

4.2		Rights Agreement between the Company and Mellon Investor Services LLC dated October 23, 2007. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2007, Commission File Number 001-08007)

4.3		First Amendment, dated as of July 28, 2011, to the Rights Agreement, dated as of October 23, 2007, between Signature Group Holdings, Inc. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 3, 2011)

4.4		Form of Warrant. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

4.5		Form of Signature Group Holdings, Inc. 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

4.6		Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010, Commission File Number 001-08007)

10.1	*	Fremont General Corporation 2006 Performance Incentive Plan. (Incorporated by reference to Exhibit I to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on April 13, 2006 (Commission File No. 001-08007)

10.2	*	Employment Agreement, dated as of August 2, 2011, by and between Craig Noell and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on August 4, 2011)

10.3	*	Employment Agreement, dated as of August 2, 2011, by and between Kenneth Grossman and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on August 4, 2011)

10.4	*	Employment Agreement, dated as of August 2, 2011, by and between Kyle Ross and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on August 4, 2011)

10.5	*	Employment Agreement, dated as of August 2, 2011, by and between Thomas Donatelli and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on August 4, 2011)

Exhibit No.	Description

10.6	Business Loan Agreement, dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2011)

10.7	Business Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2011)

10.8*	Separation, Consulting and Mutual General Release Agreement between Signature Group Holdings, Inc. and Donald E. Royer entered into on December 27, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2010, Commission File Number 001-08007)

10.9*	Consulting and General Release Agreement, dated as of February 8, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2012, Commission File Number 001-08007)

10.10	Form of Registration Rights Agreement entered into between the Company and the investors thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.11	Interim Investment Management Agreement by and between the Company and Signature Capital Advisers, LLC dated June 11, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.12	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

10.13	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010, Commission File Number 001-08007)

21	Subsidiaries of the Company.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management or compensatory plans or arrangements.
**	Furnished herewith.

Signature Group Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Signature Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signature Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive loss for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signature Group Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

March 30, 2012

F—2

Signature Group Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010
ASSETS
Cash and cash equivalents	$52,439	$70,424
Investment securities, available for sale	4,991	2,184
Loans receivable, net	3,750	1,967
Trade and other receivables, net	4,112	198
Inventories	8,681	—
Income taxes receivable	661	797
Intangible assets, net	6,978	—
Goodwill	18,180	—
Other assets	1,826	2,713
Assets of discontinued operations	41,400	57,261

TOTAL ASSETS	$143,018	$135,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$5,116	$—
Accrued expenses and other liabilities	5,916	2,033
Contingent consideration	3,597	—
Long-term debt	51,613	39,000
Common stock warrant liability	1,403	5,700
Liabilities of discontinued operations	11,536	15,090

TOTAL LIABILITIES	79,181	61,823

Commitments and contingencies (Note 23)

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 190,000,000 shares authorized; 117,431,856 and 112,104,768 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,151	1,118
Additional paid-in capital	446,805	444,103
Accumulated deficit	(384,315)	(371,541)
Accumulated other comprehensive income	196	41

Total shareholders’ equity—Signature Group Holdings, Inc.	63,837	73,721
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	63,837	73,721

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,018	$135,544

See accompanying notes to consolidated financial statements.

F—3

Signature Group Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010
Revenues:
Net sales	$15,281	$—
Interest	1,214	353

Total revenues	16,495	353

Expenses:
Cost of goods sold	9,985	—
Selling, general and administrative	5,214	4,209
Compensation	5,706	2,009
Professional fees	6,229	3,134
Amortization of intangibles	1,533	—
Interest	3,882	4,057

Total expenses	32,549	13,409

Other income (expense):
Change in fair value of common stock warrant liability	4,297	(595)
Other income	1,324	86

Total other income (expense)	5,621	(509)

Loss from continuing operations before reorganization items, net and income taxes	(10,433)	(13,565)
Reorganization items, net	1,540	11,868

Loss from continuing operations before income taxes	(11,973)	(25,433)

Income tax benefit	(2,628)	—

Loss from continuing operations	(9,345)	(25,433)
Loss from discontinued operations, net of income taxes	(3,529)	(14,052)

Net loss	(12,874)	(39,485)

Loss attributable to noncontrolling interest	(100)	—

Net loss attributable to Signature Group Holdings, Inc.	$(12,774)	$(39,485)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.08)	$(0.26)
Loss from discontinued operations, net of income taxes	(0.03)	(0.15)

Net loss attributable to Signature Group Holdings, Inc.	$(0.11)	$(0.41)

See accompanying notes to consolidated financial statements.

F—4

Signature Group Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock
(Dollars in thousands, except share amounts)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2009	—	$—	78,380,146	$784	$—	$423,039	$(332,056)	$(620)	$—	$—	$91,147
Net loss	—	—	—	—	—	—	(39,485)	—	—	—	(39,485)
Issuance of common shares to TOPrS	—	—	21,000,000	210	—	16,590	—	—	—	—	16,800
Issuance of common shares and warrants	—	—	12,500,000	125	—	4,831	—	—	—	—	4,956
GSOP fair value adjustment	—	—	—	—	—	10	—	(10)	—	—	—
Reclassification of deferred compensation to treasury stock	—	—	—	—	(630)	—	—	630	—	—	—

Retirement of deferred compensation plan shares	—	—	(91,645)	(1)	630	(629)	—	—	—	—	—
Issuance of restricted stock	—	—	316,267	—	—	—	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	—	262	—	—	—	—	262
Net change in unrealized gains on investments	—	—	—	—	—	—	—	—	41	—	41

Balance, December 31, 2010	—	—	112,104,768	1,118	—	444,103	(371,541)	—	41	—	73,721
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	—	(12,774)	—	—	—	(12,774)
Noncontrolling interest from acquisition	—	—	—	—	—	—	—	—	—	100	100
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(100)	(100)
Issuance of shares in business combination	—	—	3,012,048	30	—	1,807	—	—	—	—	1,837
Common stock warrant liability consideration	—	—	—	—	—	60	—	—	—	—	60
Issuance of restricted stock, net of forfeitures	—	—	2,315,040	—	—	—	—	—	—	—	—
Restricted stock vested	—	—	—	3	—	(3)	—	—	—	—	—
Amortization of share-based compensation	—	—	—	—	—	838	—	—	—	—	838
Net change in unrealized gains on investments	—	—	—	—	—	—	—	—	155	—	155

Balance, December 31, 2011	—	$—	117,431,856	$1,151	$—	$446,805	$(384,315)	$—	$196	$—	$63,837

See accompanying notes to consolidated financial statements.

F—5

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(12,874)	$(39,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	3,529	14,052
Depreciation and amortization	1,744	83
Amortization of share-based compensation	838	262
Interest income accretion	(321)	—
Impairment of investment securities, available for sale	59	55
Deferred taxes	(2,628)	—
Change in fair value of common stock warrant liability	(4,297)	596
Change in fair value of contingent consideration	119	—
Provision for loan losses	2	38
Gains on sales and calls of investment securities, available for sale	(114)	—
Gain on sale of premises	(1,388)	—
Gain on extinguishment of debt—TOPrS	—	(3,530)
Senior debt claims paid	—	(183,267)
TOPrS claims paid	—	(45,000)
Changes in assets and liabilities:
Trade and other receivables	1,777	—
Inventories	(251)	—
Income taxes receivable	136	24,363
Other assets	(479)	(74)
Accrued expenses and other liabilities	473	(2,658)
Net cash used in operating activities of discontinued operations	(1,959)	(70,624)

Net cash used in operating activities	(15,634)	(305,189)

Cash flows from investing activities:
Acquisition of businesses, net of cash	(24,158)	—
Purchases of loans receivable	(4,250)	—
Proceeds from investment securities, available for sale	2,289	—
Purchase of investment securities, available for sale	(4,715)	(2,154)
Proceeds from sale of premises	3,759	—
Repayment of loans receivable, net of advances	3,227	127
Purchases of property and equipment	(19)	—
Net cash provided by investing activities of discontinued operations	10,286	11,925

Net cash (used in) provided by investing activities	(13,581)	9,898

Cash flows from financing activities:
Borrowings on lines of credit, net of repayments	3,106	—
Borrowings from long-term debt	8,000	—
Repayments on long-term debt	(387)	—
Proceeds from common stock warrants	60	—
Issuance of shares and warrants	—	10,060

Net cash provided by financing activities	10,779	10,060

Decrease in cash and cash equivalents	(18,436)	(285,231)
Cash and cash equivalents, beginning of period	70,992	356,223

Cash and cash equivalents, end of period	$52,556	$70,992

Cash and cash equivalents, end of period—continuing operations	$52,439	$70,424
Cash and cash equivalents, end of period—discontinued operations	117	568

Cash and cash equivalents, end of period	$52,556	$70,992

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$484	$620
Cash paid for interest	3,877	25,123
Notes payable issued as partial settlement of TOPrS	—	39,000
Common stock issued as partial settlement of TOPrS	—	16,800
Transfers of loans held for sale to real estate owned	2,476	11,178
Transfer of other assets to premises, held for sale	2,348	—

See accompanying notes to consolidated financial statements.

F—6

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Net loss attributable to Signature Group Holdings, Inc.	$(12,774)	$(39,485)
Other comprehensive income:
Net change in unrealized gains (losses) during period:
Investment securities, available for sale	210	41
Reclassification of realized amounts included in net loss	(55)	—

Other comprehensive income	155	41

Total comprehensive loss	$(12,619)	$(39,444)

See accompanying notes to consolidated financial statements.

F—7

Signature Group Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1—BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature,” or the “Company”) is a diversified business and financial services enterprise with principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, North American Breaker Co., Inc. (“NABCO”) and Cosmed, Inc. (“Cosmed”).

NABCO, a wholly owned subsidiary headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the country. NABCO’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. NABCO operates from five warehouse locations across the country which allows NABCO to service a broad section of its customer base with next day ground shipping.

Cosmed is 92% owned by the Company with the remaining 8% noncontolling interest held by the former owners of Costru, LLC (”Costru”). Cosmed does business under the trade name Cosmedicine and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The Cosmedicine formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed markets and sells its skin care line in specialty retail stores across the country as well as through certain specialty internet channels. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration (“FDA”) and over-the-counter (“OTC”) approved laboratory.

The Company’s Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. The Company may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring. The Company also takes positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. The Company may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases.

Additionally, the Company’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of the Company, then known as Fremont General Corporation (“Fremont”) including a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims (“Legacy Assets and Liabilities”). The Legacy Assets and Liabilities are being managed to maximize their cash recoveries and limit costs and exposures to protect the value for Signature shareholders.

NOTE 2—SIGNIFICANT EVENTS, INCLUDING CHAPTER 11 BANKRUPTCY PROCEEDINGS

Recent History

Prior to its bankruptcy filing in June 2008, Fremont operated as a financial services-holding company. Fremont’s operations were conducted primarily through its subsidiary, Fremont Investment and Loan (“FIL”), formerly a California industrial bank regulated by the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). FIL was a significant participant in the residential and commercial mortgage lending industries and offered certificates of deposit and savings and money market deposit accounts through 22 retail banking branches in California.

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

F—8

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

On June 18, 2008 (the “Petition Date”), Fremont filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District for California, Santa Ana Division (the “Bankruptcy Court”). Fremont continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court for nearly two years. During such period (i) the CapitalSource Transaction was completed in July 2008; (ii) FIL relinquished its federal deposit insurance coverage from the FDIC, surrendered its California industrial bank charter to the DFI and, in connection with these matters, changed its name to Fremont Reorganizing Corporation (“FRC”); (iii) Fremont and FIL entered into several material litigation settlements; (iv) Fremont and FIL resolved and settled over $1 billion in claims filed against FIL relating to potential repurchase obligations of the representation and warranties FIL provided to counterparties that had purchased the residential real estate loans FIL predominantly originated during the years 2002 through 2007; (v) Fremont achieved a significant recovery from settling an insurance claim for $10.0 million, equaling the policy limits; and (vi) Fremont was the beneficiary of a significant change in Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) that allowed the Company to carryback its net operating losses (“NOLs”) generated in 2008 and record an income tax benefit of $48.4 million in during the year ended December 31, 2009, which primarily related to the $24.8 million income tax refund filed with the Internal Revenue Service (“IRS”) in the fourth quarter of 2009 and approximately $23.8 million in reversals of income tax provisions related to the resolution of tax matters previously accrued.

The actions taken during the bankruptcy proceedings provided the basis for Fremont to successfully reorganize itself on June 11, 2010 (“the Effective Date”) and, in accordance with Signature Group Holdings, LLC’s Fourth Amended Chapter 11 Plan of Reorganization of Fremont General Corporation, Joined by James McIntyre as Co-Plan Proponent, dated May 11, 2010, as amended (the “Plan”), provide a platform for shareholders to potentially receive more economic value than if a wind down of Fremont had occurred. As of the Effective Date, the common equity shareholders of Fremont became the holders of a majority of the common equity in Signature.

Events Related To Emergence from Chapter 11 Bankruptcy Proceedings

On May 25, 2010, the Bankruptcy Court entered an order, as amended (“the Confirmation Order”) confirming the Plan, which was binding on all stockholders and creditors of Fremont on the Effective Date. The Confirmation Order and the Plan provided for a number of material transactions and events as of or following the Effective Date, which are summarized below.

Consolidations of Fremont subsidiaries. On the Effective Date, Fremont completed a two-step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then FRC, formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers. The FGCC Merger was consummated in accordance with the terms and conditions of the Plan of Merger between Fremont and FGCC dated June 11, 2010 (the “FGCC Merger Plan”), and the FRC Merger was consummated pursuant to the Plan of Merger between Fremont and FRC dated June 11, 2010 (“FRC Merger Plan”). Pursuant to the Confirmation Order, the new members of the Board of Directors (the “Board”) and shareholders of Fremont, now known as Signature were deemed to have approved and adopted both the FGCC Merger Plan and the FRC Merger Plan in accordance with Nevada law. Following the consummation of the FGCC Merger and the FRC Merger on the Effective Date, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Signature common stock investment, warrants issuance and registration rights. Pursuant to the Plan, a series of accredited investors including several of Signature’s executive officers and members of the Board: Craig Noell, Kenneth Grossman, John Nickoll and Robert Schwab, as well as former Board members Robert Peiser and Richard Rubin, (the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. In accordance with the Plan, Signature’s common stock was issued and sold to the Signature Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

F—9

Additionally, pursuant to the Plan, Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) to Signature Group Holdings, LLC, an investment management company owned by Craig Noell and Kyle Ross; Kenneth Grossman; and NWRA Capital Partners LLC (collectively, the “Warrant Investors”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and had an original exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60 thousand on the Effective Date and paid $60 thousand in the aggregate on each subsequent vesting date. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act. The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain fundamental transactions. In addition, the Warrants are also subject to “full ratchet” anti-dilution protection provisions (“anti-dilution protection” or “anti-dilution provisions”). The anti-dilution provisions provide that if Signature issues new shares of common stock during the term of the Warrants at a per share purchase price of less than the $1.03 exercise price of the Warrants, then the exercise price of the Warrants will be automatically reduced to the lowest per share purchase price of any shares of common stock issued during the term of the Warrants. However, certain securities issuances by the Company will not trigger the full ratchet anti-dilution protection provisions. See Note 13—Common Stock Warrant Liability for more information related to the Warrants.

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

Amended and restated articles and amended and restated bylaws. Pursuant to the Plan, Signature adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc., and its Amended and Restated Bylaws, which were effective as of the Effective Date. The Amended and Restated Articles of Incorporation also changed the par value of each share of Signature’s common stock from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Signature’s common stock and preferred stock was increased to 190,000,000 and 10,000,000, respectively. In order to preserve certain tax benefits of Signature, Signature’s Amended and Restated Bylaws impose certain restrictions on the transfer of Signature’s common stock and other equity securities (the “Tax Benefit Preservation Provision”). The Tax Benefit Preservation Provision established a trading restriction on any holders of five percent or more of Signature’s common stock in order to reduce the risk that any change in ownership might limit the Company’s ability to utilize the NOLs under Section 382 of the Tax Code. The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if Signature’s Board determines that the Tax Benefit Preservation Provision is no longer necessary to preserve the tax benefits for Signature; (ii) the beginning of a taxable year of Signature in which Signature’s Board determines that no tax benefits may be carried forward; or (iii) such other date as the Signature Board shall fix in accordance with the Amended and Restated Bylaws.

F—10

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

In addition to the Allowed Claims identified above, the Company paid an additional $2.7 million on the Effective Date in professional fees to five firms with aggregate claims of approximately $4.9 million. Between the Effective Date and December 31, 2011, Signature paid an additional $1.3 million in professional fees to these firms. At December 31, 2011, there remains only one outstanding disputed professional fee claim for $1.2 million.

Senior notes settlement. On the Effective Date, the holders of the Company’s 7.875% Senior Notes due 2009 (the “Senior Notes”) were paid $186.8 million, which amount equaled 100% of the outstanding principal balance plus accrued and unpaid interest as of the Petition Date using the contractual, 7.875% interest rate, plus accrued and unpaid interest from Petition Date through Effective Date using the federal judgment rate (“FJR”) of 2.51% plus an additional $1.5 million. The additional $1.5 million payment was made in an attempt to settle potential litigation that was likely to occur over the payment of post-petition interest at FJR as opposed to the 7.875% contractual rate. In accordance with the settlement payment, the Senior Notes were cancelled. On the Effective Date and subject to the requirements of the Plan, the Senior Notes and the Senior Notes Indenture by and between the trustee and Fremont, dated March 1, 1999, as supplemented or otherwise modified were deemed automatically cancelled and discharged.

TOPrS settlement. On the Effective Date, the Trust Original Preferred Securities (“TOPrS”) issued by Fremont General Financing I, a statutory business trust pursuant to the Amended and Restated Declaration of Trust dated March 6, 1996, were extinguished, and TOPrS holders as of the Effective Date became entitled to receive a pro rata share of each of the following amounts as settlement of their claims:

•	$45.0 million in cash (the “Cash Consideration”), subject to charging liens of Wells Fargo Bank, NA, in its capacity as indenture trustee to the TOPrS (the TOPrS Trustee”) described below;

•

$39.0 million in new notes payable maturing December 31, 2016, bearing 9.0% annual interest, payable quarterly commencing September 30, 2010 (the “Notes Payable”) and continuing until the principal thereof is paid or made available for payment; and

•	21 million shares of Signature common stock.

On June 11, 2010, Signature paid the Cash Consideration to the TOPrS Trustee. The TOPrS Trustee distributed $43.0 million to the TOPrS holders and retained $2.0 million as a charging lien pending the resolution of its fees in the bankruptcy case. On June 17, 2011, the TOPrS Trustee released $1.6 million of the charging lien and distributed such amount to the holders of the TOPrS. The remaining $0.4 million was distributed in September 2011.

On June 25, 2010, Signature issued the 21 million shares of Signature’s common stock to the TOPrS holders. The shares were distributed through the Depository Trust Company at the request of the TOPrS Trustee for the convenience of the TOPrS holders, with each holder of TOPrS receiving its pro rata portion of the aggregate shares issued.

On July 16, 2010, Signature issued the Notes Payable. The indenture, dated June 11, 2010 (the “Notes Payable Indenture”), pursuant to which the Notes Payable were issued, was qualified under the Trust Indenture Act of 1939 under cover of Form T-3 filed with the Commission on June 24, 2010, and became effective on July 15, 2010. Wells Fargo Bank, NA is serving in the capacity as indenture trustee to the Notes Payable pursuant to the Notes Payable Indenture.

F—11

In connection with the TOPrS settlement, the 9% Junior Subordinated Debentures dated March 6, 1996 (the “Junior Subordinated Debentures”), which were issued by Fremont in connection with the TOPrS transaction, the Indenture with respect to the 9% Junior Subordinated Debentures, dated March 6, 1996 (the “TOPrS Indenture”), the Amended and Restated Declaration of Trust and the TOPrS were each deemed extinguished, cancelled and of no further force or effect, and all obligations of the indenture trustee for the Junior Subordinated Debentures and Signature under any agreements, indentures, or certificates of designation governing the Junior Subordinated Debentures and TOPrS were discharged as of the Effective Date, except that the Junior Subordinated Debentures, TOPrS and the TOPrS Indenture continue in effect until such time that the TOPrS Trustee for the Junior Subordinated Debentures completes all distributions pursuant to the Plan.

Litigation and loan repurchase settlements. During Fremont’s bankruptcy proceedings, a number of settlements related to litigation matters and loan repurchase claims were reached resulting in the Company paying a total of $118.6 million. Of that amount, $36.5 million was paid on the Effective Date, which is included in the Class 3A (non-note general unsecured creditors) distributions. This amount includes the following matters:

•

$5.0 million related to a Stipulation and Agreement with the State of California Insurance Commissioner (the “Commissioner”), as statutory liquidator of Fremont Indemnity Company, an indirect subsidiary of Fremont (“Fremont Indemnity”) and as statutory conservator of Fremont Life Insurance Company in Conservation, an indirect subsidiary of Fremont;

•	$2.0 million related to a Stipulation and Agreement with The Enron Creditors Recovery Corporation;

•

$22.0 million related to a trilateral Stipulation and Agreement with seven former officers and directors of Fremont and/or Fremont Indemnity and the Commissioner, as statutory liquidator of Fremont Indemnity; and

•	$7.0 million related to a Final Stipulation and Agreement of Payment, Settlement and Release of Certain Claims with The Bank of New York.

All of these litigation settlements were entered into prior to fiscal year 2010.

From January 1, 2010 through the Effective Date, Fremont entered into three residential loan repurchase settlement agreements. The Company paid approximately $28.3 million prior to the Effective Date with respect to such repurchase settlements. Signature has not enter into any litigation or loan repurchase settlement agreements since the second quarter of 2010. See Note 22—Discontinued Operations for more information about the Company’s repurchase reserve liability.

Unpaid Claims. Signature did not pay approximately $20.3 million of Unpaid Claims on the Effective Date. As of December 31, 2011, Signature has resolved $9.9 million in claims leaving $10.4 million in remaining Unpaid Claims. Since December 31, 2011, the Bankruptcy Court disallowed $2.7 million in claims and Signature has settled three former employee claims aggregating $1.8 million for $15 thousand leaving $5.9 million in Unpaid Claims. The Company is actively seeking the voluntary withdrawal of, the settlement of, or has plans to object to all other Unpaid Claims in the Bankruptcy Court. Signature does not believe it has any liability associated with these remaining Unpaid Claims.

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

On July 22, 2010, Signature received funds from Merrill Lynch in the total amount of $11.7 million, which reflected the net proceeds remaining in the SERP Plans after liquidation (the “Net Proceeds”). All equity interests in Signature held by the SERP Plans were not liquidated but were instead held and placed into a separate account in the name of Signature (such equity interests, the “Remaining Shares”). Both the Net Proceeds and Remaining Shares were assets of Signature. In December 2010, the Board approved the cancellation and retirement of the Remaining Shares, which reduced the Company’s outstanding share count by 91,645 to 112,104,768 as of December 31, 2010.

F—12

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that materially affect financial reporting are summarized below.

Basis of presentation

The consolidated financial statements include the accounts of Signature Group Holdings, Inc. and its subsidiaries and any variable interest entity where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period numbers have been reclassified to conform to the current period presentation. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

F—13

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Revenue recognition

Revenues from product sales in the Company’s operating subsidiaries are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. Revenues are reported on a net sales basis, which is computed by deducting from gross sales amounts related to product returns, discounts and allowances. Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of sales. There were no sales in 2010.

Management records a reduction to gross sales for returns and allowances based on estimated customer returns and allowances which is influenced by historical experience. The actual amount of sales returns and allowances realized may differ from these estimates. Management closely monitors sales returns and allowances and updates estimates based on recent trends. Changes in estimates are recorded in the period of the revision. Sales returns and allowances were approximately 5.0% of sales in 2011.

The Company offers cash rebates to select customers based on purchases. These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions, including rebates calculated using tiered volume incentives, while others as a flat percentage of purchases. Rebates may be payable monthly, quarterly, or annually. The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels, requiring estimates of expected annual sales. Rebates are accrued monthly based on estimates derived from expected annual sales, current program requirements and historical experience and are included in net sales and accrued expenses and other liabilities in the consolidated financial statements. Accrued rebates totaled $0.6 million and zero at December 31, 2011 and 2010, respectively.

Interest income—loans

Interest income is accrued on the unpaid principal balance of loans at their respective stated interest rates. Loans are placed on nonaccrual status when they become 90 or more days past due, after a troubled debt restructuring, after a borrower files for bankruptcy protection, or when management believes that, after considering general economic conditions and collection efforts, the borrower’s financial condition is such that collection of contractually due principal and interest is doubtful.

When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back on accrual status. Restructured loans may be returned to accrual status after exhibiting at least six months of current payment history, loans in nonaccrual status as a result of bankruptcy are returned to accrual status only after the bankruptcy case has been discharged or dismissed, and all other loans are returned to accrual status when they are no longer past due.

Interest income on loans acquired at a discount, at least a portion of which related to credit, is accrued on the carrying value of the loans using the effective yield method. The effective yield for each loan is determined by an estimate of the timing and extent of expected future cash flows. The carrying value is reduced by cash and other assets received, increased by interest income recognized and further reduced by the allowance for loan losses.

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

The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations. An increase in the expected contingent consideration will result in a charge to operations in the period the anticipated fair value of contingent consideration increases, while a decrease in the expected contingent consideration will result in a credit to operations in the period the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made about future operating results, discount rates, and probabilities of various projected operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. Acquisition costs are expensed as incurred.

F—14

The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit at financial institutions and other short term liquid investments. Cash and cash equivalents are stated at cost, which approximates fair value. All highly-liquid investment instruments with maturities of three months or less at the acquisition date are classified as cash equivalents.

Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash, and included within cash and cash equivalents. Restricted cash is related to i) amounts on deposit securing a letter of credit associated with insurance policies and ii) amounts on deposit pending decisions on legal cases currently on appeal or awaiting final determination.

Investment securities, available for sale

Investment securities classified as available for sale are carried at their estimated fair value. Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of taxes. Unrealized losses that are other than temporary are recognized in earnings. Realized investment gains and losses are included in other income.

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

Purchased credit-impaired loans are loans acquired at a discount to face value where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan. In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method. The excess of contractual cash flows over cash flows expected to be collected at acquisition is referred to as the non-accretable difference and is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired.

Trade and other receivables, net

Trade and other receivables arise from sales at NABCO and Cosmed. The Company maintains an allowance for uncollectible accounts, which is determined based on the age of trade receivable balances, adjusted for qualitative factors, such as past collection experience.

Inventories

Inventories, consisting of manufactured goods and goods acquired for resale, are stated at the lower of cost or market. Inventory costs are determined on a first-in, first-out basis for consumer products and on a moving average historical cost basis for electrical components. Management identifies obsolete, damaged and slow-moving inventories and estimates appropriate valuation reserves or loss provisions related to these inventories. Should management encounter difficulties liquidating obsolete, damaged or slow-moving inventories, additional provisions may be necessary. Management regularly reviews the adequacy of inventory reserves and makes adjustments as required.

F—15

Goodwill and intangible assets

Goodwill results from business combinations and represents the excess of the purchase price over the estimated fair values of the net assets acquired. Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. In accordance with newly released authoritative guidance which the Company elected to early adopt in the fourth quarter of 2011, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 19 – Fair Value Measurements. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.

Identifiable intangible assets and liabilities with finite lives are amortized over their estimated useful lives, which represent the period over which the asset or liability is expected to contribute directly or indirectly to future cash flows. Intangible assets and liabilities with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such asset or liability may not be recoverable and exceed its fair value. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. Intangible assets consist primarily of customer relationships, trademarks and trade names, and intellectual property.

Common stock warrant liability

In accordance with FASB ASC 815, Derivatives and Hedging, financial instruments meeting the definition of a derivative are recorded at fair value, with changes in fair value reported through earnings. In determining whether certain financial instruments meet the definition of a derivative, the Company follows FASB ASC 815-40, Contracts in Entity’s Own Equity. Pursuant to the Plan, Signature issued the Warrants for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and had an original exercise price of $1.03 per share. The Warrants include anti-dilution protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the Exercise Price during the term of the Warrants. See Note 13 – Common Stock Warrant Liability.

FASB ASC 815 provides a scope exception for contracts such as warrants (that otherwise meet the definition of a derivative) issued by an entity that are both (i) indexed to its own stock and (ii) classified in shareholders’ equity. When this exception is satisfied, the financial instrument need not be recognized at fair value or (as applicable) the embedded feature need not be bifurcated from the host contract and separately accounted for at fair value. Rather, the warrants are accounted for by the issuer as equity.

FASB ASC 815-40 defines “indexed to an entities own stock” and addresses the determination of whether an embedded feature or a freestanding financial instrument has all the characteristics of a derivative. An instrument would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. In this case, the settlement amount would not equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed exercise price. The exercise price would be adjusted if the Company (a) sells shares of its common stock for an amount less than $1.03 per share or (b) issues an equity-linked financial instrument with a strike price below $1.03 per share. Consequently, the settlement amount of the Warrants can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are required to be classified as a derivative liability and re-measured at fair value at each reporting period.

Income taxes

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740, Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. The Company has determined that sufficient uncertainty exists as to the realizability of its deferred taxes, and as such has placed a valuation allowance of $409.0 million and $403.5 million, on its deferred tax assets at December 31, 2011 and 2010, respectively. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

F—16

Share-based compensation

Share-based compensation awards, which include awards of restricted stock and stock options, are amortized on a straight-line basis over the requisite service period based on their grant date fair value. Nonvested restricted stock awards are not recorded as part of common stock in the consolidated balance sheets until they are earned. However, because the shares are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of awards of restricted stock is determined based on the closing trade price of the Company’s shares on the grant date. The fair value of stock options containing only service conditions is estimated using a Black-Scholes option pricing model. The fair value of stock options containing both service and market conditions is estimated using a trinomial lattice pricing model.

Accounting for reorganizations

The consolidated financial statements for the period in which Fremont was in reorganization under Chapter 11 were prepared in accordance with FASB ASC 852, Reorganizations (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code). Under FASB ASC 852, companies must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if applicable. In accordance with ASC 852, Signature did not adopt fresh-start accounting as of the Effective Date. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in relation to their fair values upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Signature did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 Signature’s value of assets was greater than the total of all post-petition liabilities and allowed claims, and the shareholders of Fremont immediately prior to the Effective Date continued to hold more than 50 percent of the stock after the Effective Date.

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

Reorganization items, net are expense or income items that were incurred or realized by the Company as a result of the bankruptcy and are presented separately in the consolidated statements of operations and in the statement of operations of Fremont, while a debtor-in-possession (See Note 21—Debtor-in-Possession Financial Information). These items include professional fees, trustee fees and other expenses incurred directly related to the bankruptcy filing, gains or losses resulting from activities of the reorganization process, offset by interest income earned on cash accumulated by Fremont while in bankruptcy.

Discontinued operations

Under FASB ASC 205-20, Presentation of Financial Statements—Discontinued Operations, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In March 2007, the Company decided to exit the subprime residential real estate business and to sell substantially all of the assets related to such business. Additionally, in late 2007 and early 2008, the Company pursued various strategic initiatives, which included the sale of substantially all of its retail banking operations, including all of its branches and 100% of its deposits, closure of its mortgage servicing operations and sale of the related mortgage servicing rights. These strategic initiatives resulted in the Company classifying the remaining assets and liabilities of its former retail banking and residential lending operation as discontinued operations. Refer to Note 22—Discontinued Operations for assets, liabilities and financial results of the components of the Company designated as discontinued operations.

F—17

Loans held for sale, net

Loans held for sale, classified in discontinued operations, are comprised of subprime residential real estate loans and are carried at the lower of aggregate cost or fair value. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets. Aggregate cost includes the unpaid loan principal balance and net direct costs of origination.

The Company recognizes net gains or losses on whole loan sales of its residential real estate loans at the date of settlement and when the Company has transferred control over the loans to a third-party purchaser. The amount of gain or loss on whole loan sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans. The Company maintains a valuation allowance based on management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. Changes in the valuation allowance are a component of gain on loans held for sale.

Real estate owned, net

Real estate owned (“REO”), classified in discontinued operations, is comprised of residential property acquired through foreclosure, or deed in lieu of foreclosure, on loans secured by real estate. REO is recorded at fair value less estimated costs to sell (“net realizable value”) at the acquisition date. Estimated net realizable values are based on an evaluation of numerous factors, including appraisals or broker price opinions, sales of comparable assets and estimated market conditions. Properties that become REO are recorded at estimated net realizable value upon transfer, with losses reflected as charge-offs in the valuation allowance for loans held for sale and gains reflected in gain on loans held for sale. Gains and losses related to the sale of REO properties, additional impairment of REO properties, and the net costs of maintaining these properties are included in loss on real estate owned, net in the statements of operations of discontinued operations.

Commercial real estate investments

Commercial real estate investments, classified in discontinued operations, are participations in community development projects and other similar types of loans and investments in partnerships. FIL maintained these investments in order to comply with requirements under the Community Reinvestment Act. Loans included in commercial real estate investments are recorded at the lower of aggregate cost or fair value. Investments in partnerships are recorded under the equity method and periodically assessed for impairment. Gains and losses on commercial real estate investments are recorded in other income, net in the statements of operations of discontinued operations.

Repurchase reserves

Pursuant to Fremont’s subprime residential mortgage business, the Company sold loans and made customary standard industry representations and warranties about the loans. As a result of breaches of these representations and warranties, the Company may be required to repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve pursuant to FASB ASC 460-10, Guarantees and FASB ASC 450-10, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims as well as potential future loan repurchase claims. The reserve is based on recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. At the time the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve. Provision for repurchases or recoveries of provision for repurchases are included in gain on loans held for sale in the statements of operations of discontinued operations.

Recent accounting standards

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 are effective prospectively for business combinations occurring in the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not have any impact on the Company’s consolidated financial position or results of operations, as this ASU expands disclosure requirements.

F—18

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides creditors with additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. Additionally, ASU 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges fair value measurement and disclosure guidance in U.S. GAAP with the guidance concurrently issued by the International Accounting Standards Board. While the amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply, they do generally represent clarifications on how to measure and disclose fair value under FASB ASC 820, Fair Value Measurement. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. ASU 2011-04 may increase our disclosures related to fair value measurements, but will not have an effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected to early-adopt the provisions of ASU 2011-08 and apply the provisions to management’s annual evaluation of the Company’s goodwill during the fourth quarter of 2011. The impact of adoption was not material to the Company’s financial position, results of operations or cash flows.

NOTE 4—BUSINESS COMBINATIONS

NABCO

On July 29, 2011, Signature acquired 100% of the common stock of NABCO. Headquartered in Burbank, California, NABCO is a nationwide quick-turn supplier of circuit breakers that maintains a significant depth of certified, new product inventory used in various commercial, industrial and residential applications, including products that have been discontinued by the manufacturer and are no longer broadly available. NABCO operates from five distribution centers across the country to offer customers quick and reliable delivery nationwide in the repair and replacement niche. The total consideration paid at the closing of the transaction was $36.9 million, which included a cash payment of approximately $23.4 million, the issuance of $5.0 million in subordinated, unsecured promissory notes (“Seller Notes”), the issuance of Signature common stock with a fair value of $1.8 million, the assumption of $3.1 million in liabilities and a $3.5 million estimated liability for contingent consideration. The former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of certain EBITDA milestones for the fiscal year ended December 31, 2012. At the time of acquisition, the Company identified temporary differences related to the book basis and tax basis of the acquired identifiable assets and assumed liabilities and recorded a deferred tax liability of $2.7 million. The recognition of this $2.7 million deferred tax liability resulted in a reduction in the valuation allowance against the Company’s deferred tax assets. As a result of the acquisition, the Company recognized goodwill totaling $17.8 million based on the difference between the total purchase consideration and estimated fair value of the net assets acquired. In addition, the Company recorded acquisition related transaction costs of approximately $0.2 million.

Cosmed

On February 18, 2011, Cosmed, a newly-formed subsidiary of Signature, acquired certain assets and assumed certain of the liabilities of Costru Company, LLC (“Costru”) for consideration totaling $2.6 million (the “Cosmed Acquisition”). Cosmed, which does business under the trade name CosmedicineTM, owns the intellectual property for a line of skin care products for women, which is available in retail stores across the country. Signature currently owns 92% of the outstanding common stock of Cosmed, with the remaining 8% held by the former owners of Costru. Under purchase accounting, the total purchase price was allocated to Costru’s assets, identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date, resulting in goodwill of $0.4 million. The estimated fair value of the noncontrolling interest, totaling $0.1 million, was determined using a market value approach considering the fair values of the assets acquired and liabilities assumed, adjusted to account for the lack of control.

F—19

In addition to the initial cash consideration, Cosmed is obligated to make a contingent consideration payment of up to $5.0 million, subject to a revenue target of $60.0 million in annualized revenues being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for at least $60.0 million during a specified time period, not to exceed 39 months from the acquisition date. At both the acquisition date and at December 31, 2011, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earn out period.

Acquisition-related costs of approximately $72 thousand were recorded in connection with the Cosmed Acquisition.

Purchase Price Allocation—Business Combinations

The following table presents the components of the purchase consideration and allocation of the purchase consideration to the estimated fair value of the assets acquired and liabilities assumed, including purchase accounting adjustments, for business combinations during the year ended December 31, 2011:

	NABCO	Cosmed
(Dollars in thousands)
Cash consideration	$23,413	$910
Signature Group Holdings, Inc. common stock	1,837	—
Seller Notes	5,000	—
Contingent consideration	3,478	—
Assumption of liabilities	3,149	1,569
Noncontrolling interest	—	100

Total purchase consideration	36,877	2,579

Purchase price allocation:
Assets:
Cash	$165	$—
Trade receivables	5,119	572
Inventories	7,464	1,317
Other assets	1,012	5
Identifiable intangible assets	8,150	375

Total assets	21,910	2,269

Liabilities:
Trade payables	—	90
Identifiable intangible liabilities	100	—
Deferred income tax liabilities	2,713	—

Total liabilities	2,813	90

Estimated fair value of net assets acquired	19,097	2,179

Goodwill	$17,780	$400

F—20

The following table presents the estimated fair value of identifiable intangible assets and liabilities and related estimated useful lives for business combinations during the year ended December 31, 2011:

	NABCO		Cosmed
(Dollars in thousands)	Estimated Fair Value	Useful Life (Years)	Estimated Fair Value	Useful Life (Years)
Identifiable intangible assets and liabilities:
Customer relationships	$7,300	7.5	$40	3.0
Product formulas	—	—	190	10.0
Trade names	850	5.0	45	10.0
Domain names	—	—	100	3.0
Lease intangibles	(100)	3.0	—	—

Total	$8,050		$375

The unaudited financial information in the table below summarizes the results of operations of the Company, on a pro forma basis, as though the business combinations during the year ended December 31, 2011 had occurred as of the beginning of the earliest year presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if these transactions had taken place at the beginning of the earliest year presented, nor does it purport to represent results of operations for future periods.

	Year Ended December 31,
(Dollars in thousands)	2011	2010
	(unaudited)
Revenues:
As reported	$16,495	$353
Pro forma	34,938	28,222

Net loss attributable to Signature Group Holdings, Inc.:
As reported	$(12,774)	$(39,485)
Pro forma	(8,885)	(36,423)

NOTE 5—CASH AND CASH EQUIVALENTS

Cash and cash equivalents, within continuing operations, is summarized in the following table:

	December 31,
(Dollars in thousands)	2011	2010
Non-interest bearing deposits	$25,669	$4,842
Short-term money market funds	26,770	65,582

Total cash and cash equivalents	$52,439	$70,424

Cash and cash equivalents are held in non-interest bearing deposit accounts in financial institutions and money market funds. As of December 31, 2011 and 2010, $4.4 million and $2.9 million of cash and cash equivalents were restricted, respectively. At December 31, 2011 and 2010, restricted cash included $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $3.5 million and $2.0 million, respectively, related to amounts on deposit pending decisions on legal cases currently on appeal or awaiting final determination. No other cash and cash equivalents were restricted as of December 31, 2011 and December 31, 2010. Included in cash and cash equivalents as of December 31, 2011 and 2010 was $0.9 million and $2.5 million, respectively, representing borrower remittances, held in trust accounts maintained by the Company’s loan servicer.

F—21

NOTE 6—INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale:

	December 31,
(Dollars in thousands)	2011	2010
Corporate bonds	$4,991	$1,880
Estate bonds	—	304

Investment securities, available for sale	$4,991	$2,184

At December 31, 2011, corporate bonds included (i) one security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million and (ii) two securities, from the same obligor, with an aggregate par value of $2.7 million, a coupon of 13.00% per annum and a maturity of October 2014, purchased for $2.0 million. At December 31, 2010, corporate bonds included one security with a par value of $2.0 million, a coupon of 10.00% per annum and a maturity of March 2012.

The change in investment securities, available for sale consisted of the following for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance	$2,184	$—
Acquisitions	4,715	2,154
Calls and maturities	(2,175)	—
Amortization of discount	171	44
Impairment	(59)	(55)
Changes in fair value	155	41

Ending balance	$4,991	$2,184

During the year ended December 31, 2011 and 2010, amortization of the discount on investment securities, available for sale totaled $0.2 million and $44 thousand, respectively.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Amortized cost	$4,795	$2,143
Gross unrealized holding gains	196	41

Estimated fair value	$4,991	$2,184

There were no individual investment securities with unrealized holding losses at December 31, 2011 and 2010.

The Company performs a quarterly assessment of investment securities, available for sale with unrealized losses to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value. During the years ended December 31, 2011 and 2010, the Company recognized credit-related other than temporary impairment of $59 thousand and $55 thousand, respectively.

F—22

The following table presents the contractual maturities of investment securities, available for sale at December 31, 2011:

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Carrying Value
Due in one year or less	$—	$—
One year to three years	2,031	2,175
Three years to five years	2,764	2,816
More than five years	—	—

Total investment securities, available for sale	$4,795	$4,991

NOTE 7—LOANS RECEIVABLE, NET Loans receivable, net consisted of the following as of:
	December 31,
(Dollars in thousands)	2011	2010
Commercial real estate loans:
Unpaid principal balance	$1,923	$2,015
Allowance for loan losses	(50)	(48)

Total commercial real estate loans	1,873	1,967

Commercial loans:
Revolving lines of credit	1,036	—
Purchased credit-impaired term loan	841	—

Total commercial loans	1,877	—

Loans receivable, net	$3,750	$1,967

Commercial real estate loans consist of a participation interest in a pool of adjustable rate multi-family loans. At December 31, 2011, commercial real estate loans totaling $38 thousand were on nonaccrual status and considered impaired.

Activity in the allowance for loans losses is summarized in the following table as of:

	Year Ended December 31,
	2011	2010
Beginning balance	$48	$10
Provision for loan losses	2	38

Ending balance	$50	$48

Commercial loans consists of $8.4 million of senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays, acquired for $4.3 million. At the time of acquisition, the estimated fair value of the performing revolving line of credit and credit-impaired term loan totaled $3.2 million and $1.1 million, respectively. For the period from acquisition through December 31, 2011, repayments on the revolving line of credit, net of advances, totaled $2.1 million.

F—23

The following table presents a summary of credit-impaired commercial term loans purchased during the year ended December 31, 2011 and 2010:

(Dollars in thousands)
Contractually required payments receivable		$5,449
Less: Non-accretable difference		(1,355)

Cash flows expected to be collected		4,094
Less: accretable yield		(2,994)

Fair value of loans acquired		$1,100

The following table shows activity for the accretable yield on purchased credit-impaired commercial term loans for the years ended December 31, 2011 and 2010:
	Year Ended December 31,
(Dollars in thousands)	2011	2010
Accretable yield, beginning of period	$—	$—
Purchases of credit-impaired loans	2,994	—
Accretion	(321)	—
Reclassifications (1)	329	—

Accretable yield, end of period	$3,002	$—

(1)    During the second quarter of 2011, $0.3 million was reclassified to accretable yield from non-accretable difference based on changes in estimated expected future cash flows.

NOTE 8—TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following as of:

	December 31,
(Dollars in thousands)	2011	2010
Trade accounts receivable	$4,315	$—
Sales returns and allowances	(185)	—
Other accounts receivable	26	198

	4,156	198
Allowance for uncollectible accounts	(44)	—

Trade and other accounts receivable, net	$4,112	$198

At December 31, 2011, all of NABCO’s trade receivables, totaling $4.3 million, were pledged as collateral to secure outstanding balances on NABCO’s line of credit.

At December 31, 2011, $67 thousand or 1.6% of trade accounts receivable were more than 90 days past due.

NOTE 9—INVENTORIES

Inventories within the Company’s NABCO segment consist of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Inventories within the Company’s Cosmed segment consist of a line of skin

F—24

care products. The following table presents the composition of the Company’s inventories as of:

	December 31,
(Dollars in thousands)	2011	2010
Raw materials	$728	$—
Work in progress	130	—
Finished goods	8,148	—

	9,006	—
Valuation adjustment for obsolete, damaged and slow-moving inventory	(325)	—

Inventories	$8,681	$—

At December 31, 2011, all of NABCO’s inventories, totaling $7.8 million, are pledged as collateral to secure outstanding balances on its line of credit.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES

Goodwill and intangible assets and liabilities consisted of the following as of:

	December 31,
(Dollars in thousands)	2011	2010
Goodwill	$18,180	$—

Intangible assets:
Customer relationships	$7,340	$—
Product formulas	190	—
Trade names	895	—
Domain names	100	—
Accumulated amortization	(1,547)	—

Total intangible assets	$6,978	$—

Intangible liabilities:
Lease intangibles	$100	$—
Accumulated amortization	(14)	—

Total intangible liabilites	$86	$—

F—25

The following table summarizes aggregate future amortization of intangible assets and liabilities:

(Dollars in thousands)
2012	$2,420
2013	1,651
2014	1,098
2015	780
2016	492
Thereafter	451

Total	$6,892

NOTE 11—OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The following table details the composition of the Company’s other assets and accrued expenses and other liabilities, within continuing operations, as of the dates indicated:

	December 31,
(Dollars in thousands)	2011	2010
OTHER ASSETS:
Premises, held for sale	$—	$2,348
Property and equipment, net	202	—
Accrued interest receivable	268	67
Prepaid expenses	722	298
Indemnification asset	423	—
Capitalized credit facilities costs	211	—

Other assets	$1,826	$2,713

ACCRUED EXPENSES AND OTHER LIABILITIES:
Accounts payable and accrued expenses	$4,158	$1,818
Accrued compensation and benefits	978	215
Accrued rebates	608	—
Intangible liabilities	86	—
Deferred tax liabilities	81	—
Other liabilities	5	—

Accrued expenses and other liabilities	$5,916	$2,033

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

F—26

NOTE 12—DEBT

The following table presents the Company’s debt as of:

	$000000.00	$000000.00
	December 31,
(Dollars in thousands)	2011	2010
Lines of credit	$5,116	$—

Notes Payable	$39,000	$39,000
Term Loan	7,800	—
Seller Notes	4,813	—

Long-term debt	$51,613	$39,000

Lines of credit

On September 29, 2011, NABCO completed a $16.0 million debt financing transaction (the “NABCO Financing”) with a third-party lender (the “Lender”). The NABCO Financing was completed pursuant to the terms of two business loan agreements (the “Loan Agreements”), the first provides for an $8.0 million revolving, asset-based loan (the “Revolving Loan”). The second provides for an $8.0 million term loan (the “Term Loan”) (see Term Loan below). The Company is not a borrower, obligor nor a guarantor under the Loan Agreements. The Loan Agreements require NABCO to maintain compliance with certain financial covenants. At December 31, 2011, NABCO was in compliance with its financial covenants under the Loan Agreements.

The $8.0 million Revolving Loan matures in September 2014 and is subject to a borrowing base. The borrowing base is calculated by a formula based on 80% of NABCO’s eligible accounts receivable plus 60% of NABCO’s eligible inventory, not to exceed $5.0 million, less reserves as further described in the Loan Agreements. The Revolving Loan has a variable interest rate based upon the Lender’s base rate, which is 4.0% at December 31, 2011. In the event of default, the interest rate will increase by 5.00% per annum. The Revolving Loan is secured by all of NABCO’s assets.

In February 2011, Cosmed entered into a $3.0 million line of credit with a third-party lender to fund its operations. The line of credit was secured by all of Cosmed’s assets. At December 31, 2011, there were no amounts outstanding under the line and the facility had been terminated. Signature is providing working capital to Cosmed on an as needed basis.

Total interest expense on lines of credit was $0.2 million and zero for the years ended December 31, 2011 and 2010, respectively.

Notes payable

In June and July 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”) bankruptcy claims, the former holders of the TOPrS received $45.0 million in cash, subject to charging liens of the indenture trustee, 21 million shares of Signature’s common stock, and were issued an aggregate of $39.0 million in notes payable, due December 2016 (“Notes Payable”) and bearing interest at a rate of 9.0% per annum. The Notes Payable were issued on July 15, 2010.

The Notes Payable Indenture contains covenants that limit the ability of the Company and certain subsidiaries, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, or make guarantee payments on the foregoing; (ii) make payments on debt securities that rank pari passu or junior to the Notes Payable; (iii) effect a change in control of the Company; or (iv) enter into transactions with insiders.

Interest expense on Notes Payable was $3.5 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

Term loan

The Term Loan matures in September 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year one, 15% of the original principal amount of the Term Loan in each of years two and three, 20% of the original principal amount of the Term Loan in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum. In the event of default, the interest rate will increase by 5.00% per annum. At December 31, 2011, the interest rate on the Term Loan was 5.00%. The Term Loan is secured by all of NABCO’s assets.

Interest expense on the Term Loan was $0.1 million for the year ended December 31, 2011.

F—27

Seller notes

In connection with the NABCO Acquisition, NABCO issued $5.0 million Seller Notes to the former NABCO shareholders as part of the total consideration paid. The Seller Notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments of $0.2 million beginning December 2011. In addition to the scheduled quarterly principal payments, accelerated principal payments will be made subject to NABCO exceeding certain annual EBITDA targets beginning with the fiscal year ending December 31, 2011. If NABCO exceeds the EBITDA targets, the accelerated principal payments are due quarterly beginning in the first quarter of the subsequent year. Based on 2011 EBITDA, $1.2 million of accelerated principal payments are due in the year ending December 31, 2012. The Seller Notes bear interest at 6.00% per annum and interest is paid quarterly beginning in the fourth quarter of 2011.

Interest expense on the Seller Notes was $0.1 million and zero for the years ended December 31, 2011 and 2010, respectively.

Senior notes

On the Effective Date, the Senior Notes were cancelled. The holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest, plus an additional $1.5 million. The additional $1.5 million is included in reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2010.

Interest expense on the Senior Notes, accrued using the federal judgment rate of 2.51%, was $2.0 million for the year ended December 31, 2010. Total interest payments for the Senior Notes were $18.7 million for the year ended December 31, 2010. The difference between contractually required interest payments and actual interest payments made was $3.9 million for the year ended December 31, 2010.

Junior subordinated debentures

In February 2008, Fremont exercised its right to defer the regularly scheduled quarterly interest payments on its Junior Subordinated Debentures, the TOPrS, beginning with the distributions that would have otherwise been paid on March 31, 2008. At Petition Date, outstanding accrued and unpaid contractual interest on the TOPrS totaled $4.3 million. In accordance with the TOPrS Settlement, interest expense was not paid from the Petition Date to the Effective Date. No interest was paid on the TOPrS during the year ended 2010.

There was no interest expense on the Junior Subordinated Debentures for the year ended December 31, 2010. The difference between contractually required interest payments and actual interest payments was $4.1 million for the year ended December 31, 2010.

Contractual maturities of long-term debt as of December 31, 2011 are as follows:

	Contractual Payments Due By Period
(Dollars in thousands)	Less Than One Year	One Year To Three Years	Three Years To Five Years	More Than Five Years	Total
Term Loan	$900	$2,500	$4,400	$—	$7,800
Seller Notes	1,907	1,500	1,406	—	4,813
Notes Payable	—	—	39,000	—	39,000

Total long-term debt	$2,807	$4,000	$44,806	$—	$51,613

NOTE 13—COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from bankruptcy proceedings on the Effective Date, Signature issued Warrants to purchase an aggregate of 15 million shares of the Company’s common stock to the Warrant Investors for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and an original exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60 thousand on the Effective Date. Additional payments of $60 thousand are required each subsequent vesting installment. The Warrants were issued to the Warrant Investors without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon exercise of the Warrants in the event of stock splits, stock dividends, pro

F—28

rata distributions and certain fundamental transactions. In addition, the Warrants are also subject to full ratchet anti-dilution protection provision. During the term of the Warrants, the anti-dilution protection provision provides that certain issuances of new shares of common stock, at prices below the current exercise price of the Warrants, automatically reduces the exercise price to the lowest per share purchase price of any shares of common stock issued.

In October 2010, January 2011 and April 2011, restricted common stock was issued to our Directors under the Director Compensation Plan that triggered the ratchet protection and the Warrants’ exercise price dropped from $1.03 per share to $0.69 per share. Then, in July 2011, as part of the consideration paid for the NABCO acquisition (refer to Note 4—Business Combinations), the Company issued 3,012,048 shares of Signature common stock to the former owners of NABCO, which triggered the anti-dilution protection provisions of the Warrants. However, the holders of approximately 79% of the Warrants, including Signature Group Holdings, LLC and Kenneth Grossman, waived the anti-dilution provisions related to the shares issued as part of the NABCO transaction as it applied to them.

The Company utilizes a lattice option pricing model to estimate the fair value of the common stock warrant liability, which includes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price. For the years ended December 31, 2011 and 2010, the change in fair value of the common stock warrant liability was $(4.3) million and $0.6 million, respectively. The change in fair value during the year ended December 31, 2011 is primarily attributable to decreases in the underlying market price of the Company’s common stock and reductions in the remaining contractual term of the Warrants; partially offset by a decrease in exercise price to a weighted average exercise price of $0.68 per share caused by the anti-dilution protection provisions. The change in fair value during the year ended December 31, 2010 is primarily attributable to a decrease in the exercise price to $0.73 at December 31, 2010, caused by the anti-dilution provisions being triggered as a result of the annual issuance of restricted stock to non-employee directors.

Changes in fair value of common stock warrant liability consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Common stock warrant liability, beginning balance	$5,700	$—
Issuance of common stock warrants	—	5,105
Change in fair value of common stock warrant liability	(4,297)	595

Common stock warrant liability, ending balance	$1,403	$5,700

The following table summarizes the assumptions used to estimate the fair value of the common stock warrant liability as of:
	December 31,
	2011	2010
Expected term (years)	8.2	8.7
Volatility	40.00%	43.00%
Risk-free rate	1.57%	3.05%
Weighted average exercise price	$0.68	$0.73

NOTE 14—INCOME TAXES

Federal and state current and deferred income tax benefit, within continuing operations was $2.6 million and zero for the years ended December 31, 2011 and 2010.

F—29

A reconciliation of the effective federal tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 35.0% is summarized in the following table:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Tax expense at federal statutory rate	35.0%	35.0%
Deferred tax valuation reserve	(34.1)%	(41.3)%
Fair value adjustments	12.3%	(0.8)%
State income taxes, net of federal benefit	9.0%	7.1%
Meals and entertainment	(0.1)%	0.0%

Income tax benefit	22.1%	0.0%

Net payments made for federal and state income taxes were $0.5 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. The total reserve for these uncertain tax matters was $0.4 million and zero at December 31, 2011 and 2010, respectively. In connection with the NABCO acquisition, the Company recognized a $0.4 million liability for uncertain tax matters related to difference between positions taken on tax return filings and estimated potential tax settlement outcomes associated with inventory costs. The provision for uncertain tax matters was zero for the years ended December 31, 2011 and 2010.

Deferred income taxes, which is included as a component of continuing operations, includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are summarized in the following table:

	December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Bad debt	$990	$3,061
Compensation	458	719
Premises and equipment	—	1,583
Repurchase reserve	3,333	—
Disposal and exit costs	2,111	2,443
Net operating loss carryforwards	394,742	391,313
Alternative minimum tax credits	10,907	10,907
Other	739	424

Total deferred tax assets	413,280	410,450

Deferred tax liabilities:
Repurchase reserve	—	6,637
Intangible assets and liabilities	2,055	—
Premises and equipment	719	—
State income and franchise taxes	187	267
Other	1,435	—

Total deferred tax liabilities	4,396	6,904

Net deferred tax asset before valuation allowance	408,884	403,546
Valuation allowance	(408,965)	(403,546)

Net deferred tax liability	$(81)	$—

F—30

During the fourth quarter of 2010, the Company received a $24.4 million tax refund, net of approximately $0.4 million of other tax liabilities, from the IRS related to the carryback of the Company’s 2008 NOLs to the taxable year periods 2003, 2004 and 2005. In February 2011, the IRS notified the Company that its $24.8 million refund related to the carryback of its NOLs from the 2008 year to the taxable year periods 2003, 2004, and 2005 was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”). The Company provided certain requested information regarding the refund and has not been contacted further in the matter.

One of the prerequisites to receiving the $24.4 million refund was completion by the IRS of its examination of Fremont’s consolidated tax returns for the years ended 2006 and 2007, which have been finalized. Shortly after payment of the tax refund, the IRS withdrew its amended proof of claim filed in the Bankruptcy Court noting the claim had been satisfied. Although the Company does not have any reason to believe that the Joint Committee will not approve the full amount of the tax refund, there is no assurance that such approval will be given by the Joint Committee. The Company has made no adjustment in its financial statements related to such notice.

At December 31, 2011, the Company had estimated federal and California state NOLs of approximately $890 million and $977 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California state NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a valuation allowance of $409.0 million and $403.5 million on its deferred tax asset at December 31, 2011 and 2010, respectively. Deferred tax liabilities, totaling $81 thousand at December 31, 2011, relate to timing differences of NABCO in certain states in which the Company does not have net operating loss carryforwards.

NOTE 15—SHAREHOLDERS’ EQUITY

At December 31, 2011 and 2010, 117,431,856 and 112,104,768 shares of common stock had been issued, respectively. No shares of preferred stock were issued as of December 31, 2011 and 2010.

Amended and restated articles

Pursuant to the Plan, the Company adopted its Amended and Restated Articles of Incorporation, which, among other things, changed the corporation name to Signature Group Holdings, Inc. and were effective as of the Effective Date. The Amended and Restated Articles of Incorporation also changed the par value of each share of the Company’s common stock from $1.00 per share to $0.01 per share. Additionally, the number of authorized shares of Company’s common stock and preferred stock was increased to 190,000,000 and 10,000,000 shares, respectively. The Company’s common stock and additional paid-in capital accounts for all periods presented in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the change in par value of common stock on the Effective Date.

Dividend payments on the Company’s common stock, if any, are subject to debt covenants in the Notes Payable Indenture, and the discretion of the Board. The Company did not declare or pay any dividends to shareholders during the years ended December 31, 2011 and 2010.

Signature common stock investment and warrants issuance

Pursuant to the Plan, the Signature Investors purchased an aggregate of 12.5 million shares of the Company’s common stock for an aggregate price of $10.0 million in cash, pursuant to the terms of subscription agreements between the Company and each of the Signature Investors. Additionally pursuant to the Plan, the Company issued the Warrants to purchase up to 15 million shares of the Company’s common stock to the Warrant Investors for an aggregate cash purchase price of $0.3 million. The Warrants have a term of 10 years and an original exercise price of $1.03 per share. The Warrants vest 20% on the Effective Date and 20% in annual installments until the Warrants are fully vested on the fourth anniversary of the Effective Date. The $0.3 million purchase price for the Warrants is payable as the Warrants vest. Accordingly, the Warrant Investors paid an aggregate amount of $60,000 on the Effective Date. Additional payments of $60,000 are required each subsequent vesting installment.

F—31

NOTE 16—SHARE-BASED PAYMENTS

Independent director compensation program

Effective June 11, 2010, the Company adopted an independent (non-management) director compensation program which provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year, which grants shall have an aggregate value on the grant date of $75 thousand per independent director, and vest on January 1 of the following year. The shares of common stock for such awards are granted through the Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”).

Under this program, each independent member of the Board was issued: (i) 45,181 restricted shares of common stock on October 27, 2010, or 316,267 shares in the aggregate with an estimated grant date fair value of $0.3 million, which covered the period from June 11, 2010 to December 31, 2010 and vested on January 1, 2011; (ii) 102,739 restricted shares of common stock on January 3, 2011, or 719,173 shares in the aggregate with an estimated grant date fair value of $0.5 million, which vest on January 1, 2012; and (iii) 75,640 restricted shares of common stock on April 21, 2011, or 226,920 shares in the aggregate with an estimated grant date fair value of $0.2 million, to three new independent directors, which vest on January 1, 2012. During 2011, four independent directors resigned from the Board and forfeited their 2011 restricted common stock grants, or 410,956 shares in the aggregate. Share-based compensation related to the independent director compensation program recognized in the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively.

Share-based compensation awards

On August 8, 2011 (“Award Date”), the Company granted an aggregate of 8,816,000 stock options and 1,779,903 shares of restricted common stock to executives under the Incentive Plan. The stock options were granted with an exercise price equal to the average of the closing prices of the Company’s common stock for the three business day period ending on the business day immediately preceding the Award Date. Subject to acceleration of vesting and to such other terms and conditions as set forth in the respective award agreements, the stock options vest as follows: (i) twenty-five percent (25%) on the six (6) month anniversary of the Award Date; (ii) twenty-five percent (25%) on the eighteen (18) month anniversary of the Award Date; (iii) twenty-five percent (25%) on the thirty (30) month anniversary of the Award Date; and (iv) twenty-five percent (25%) on July 1, 2015, with this final tranche subject to the Company’s common stock achieving certain trading prices as of such date. On December 6, 2011, the Company and Kenneth S. Grossman modified the vesting schedule of Mr. Grossman’s stock option agreement to extend the vesting of the first twenty-five percent (25%) of stock options to coincide with the vesting of the second twenty-five percent (25%) of stock options on the eighteen (18) month anniversary of the Award Date. This modification to the vesting schedule resulted in additional compensation cost of approximately $6 thousand over the remaining requisite service period. Subject to acceleration of vesting and to such other terms and conditions as are set forth in the respective award agreements, the shares of restricted common stock vest on December 31, 2013. The aggregate grant date fair value of the stock options and restricted stock was $1.7 million and $1.0 million, respectively. Share-based compensation expense related to these grants was $0.5 million and zero for the years ended December 31, 2011 and 2010, respectively.

On July 28, 2011, the Board approved an amendment to the Incentive Plan that increased the authorized aggregate number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan to 25,000,000 shares. On October 27, 2011, the Board amended the Incentive Plan to remove the annual limitation on equity awards to participants under the Incentive Plan, which was formerly 250,000 shares per individual, per calendar year.

F—32

The following table presents the changes in the Company’s nonvested restricted common stock awards for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares, December 31, 2009	—	$—
Granted	316,267	0.83
Vested	—	—
Forfeited	—	—

Nonvested shares, December 31, 2010	316,267	0.83
Granted	2,725,996	0.62
Vested	(316,267)	(0.83)
Forfeited	(410,956)	(0.73)

Nonvested shares, December 31, 2011	2,315,040	$0.60

As of December 31, 2011 and 2010, unrecognized compensation expense for restricted common stock awards was $0.8 million and zero, respectively.

The following table presents the changes in the Company’s nonvested stock option awards for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested stock options, December 31, 2010	—	$—
Granted	8,816,000	0.19
Vested	—	—
Forfeited	—	—

Nonvested stock options, December 31, 2011	8,816,000	$0.19

Options exercisable, December 31, 2011	—	$—

As of December 31, 2011 and 2010, unrecognized compensation expense for stock option awards was $1.4 million and zero, respectively. As of December 31, 2011, the weighted average contractual term of nonvested stock option awards was 9.6 years.

For the year ended December 31, 2011, the following weighted average assumptions were utilized to determine the grant-date fair value of stock options issued during the period:

Year Ended
(Dollars in thousands)	December 31, 2011
Risk-free interest rate	1.4%
Expected lives (years)	6.1
Expected volatility	41.0%
Expected dividend yield	0%

F—33

NOTE 17—MANAGEMENT AGREEMENT

Pursuant to the Interim Investment Management Agreement dated June 11, 2010 (the “Interim Management Agreement”), the Company contracted with Signature Capital Advisers, LLC (“SCA”) to provide general business management for its operations through December 31, 2010 with annual renewals if a revised management agreement had not yet been entered into between the parties. The Interim Management Agreement was renewed by the Board through December 31, 2011. During the second quarter of 2011, the Board undertook an evaluation of the Company’s external management structure with SCA and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company terminated the Interim Management Agreement by and between the Company and SCA effective July 31, 2011, and adopted an internal management structure, which included the Company entering into employment agreements with the Craig Noell, Kenneth Grossman, Kyle Ross and Thomas Donatelli (collectively, the “Executives”). As a result, all SCA employees became employees of the Company as of August 1, 2011. Management fees under the Interim Management Agreement totaled $1.8 million and $1.1 million in the years ended December 31, 2011 and 2010.

NOTE 18—LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted common stock awards and the Warrants determined using the treasury stock method.

Restricted stock, stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the Company’s common stock increases. For the years ended December 31, 2011 and 2010, the impact of all outstanding restricted stock, stock options and warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2011	2010
Loss from continuing operations	$(9,345)	$(25,433)
Loss attributable to noncontrolling interest	(100)	—

Loss from continuing operations attributable to Signature Group Holdings, Inc.	(9,245)	(25,433)
Loss from discontinued operations, net of income taxes	(3,529)	(14,052)

Net loss attributable to Signature Group Holdings, Inc.	$(12,774)	$(39,485)

Weighted-average basic and diluted shares outstanding	113,392,109	97,011,789

Basic and diluted loss per share:
Continuing operations	$(0.08)	$(0.26)
Discontinued operations	(0.03)	(0.15)

Basic and diluted loss per share	$(0.11)	$(0.41)

F—34

NOTE 19—FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis based on the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2011:
Assets:
Investment securities, available for sale	$4,991	$—	$—	$4,991

Liabilities:
Contingent consideration	$—	$—	$3,597	$3,597
Common stock warrant liability	—	—	1,403	1,403

Total	$—	$—	$5,000	$5,000

As of December 31, 2010:
Assets:
Investment securities, available for sale	$1,880	$304	$—	$2,184

Liabilities:
Common stock warrant liability	$—	$—	$5,700	$5,700

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

(Dollars in thousands)	Beginning Balance	Purchases	Issuances	Amounts Realized in Earnings	Transfers In/Out of Level 3	Settlements	Ending Balance
Year ended December 31, 2011:
Contingent consideration	$—	$—	$3,478	$(119)	$—	$—	$3,597
Common stock warrant liability	5,700	—	—	4,297	—	—	1,403

Total	$5,700	$—	$3,478	$4,178	$—	$—	$5,000

Year ended December 31, 2010:
Common stock warrant liability	$—	$—	$5,105	$(595)	$—	$—	$5,700

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value. These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair

F—35

value measurements under FASB ASC 820-10. The following table presents financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2011 and 2010:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2011:
Assets:
Real estate owned, net (1)	$—	$—	$2,377	$2,377
Commercial real estate investments, net (1)	—	—	33	33
Loans held for sale, net	—	—	32,700	32,700

Total	$—	$—	$35,110	$35,110

As of December 31, 2010:
Assets:
Real estate owned, net (1)	$—	$—	$2,571	$2,571
Loans held for sale, net	—	—	38,938	38,938

Total	$—	$—	$41,509	$41,509

(1)    Amounts represent the Company’ REO and commercial real estate investments which resulted in gains (losses) on assets and liabilities recorded on a nonrecurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

			Year Ended December 31,
(Dollars in thousands)			2011	2010
Real estate owned, net			$(882)	$(1,921)
Loans held for sale, net			1,487	3,705
Commercial real estate investments			(512)	—
Discontinued lease liability			—	(47)

			$93	$1,737

F—36

FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$52,439	$52,439	$70,424	$70,424
Investment securities, available for sale	4,991	4,991	2,184	2,184
Loans receivable, net	3,750	3,750	1,967	1,967
Discontinued Operations:
Cash and cash equivalents	117	117	568	568
FHLB stock	2,051	2,051	2,051	2,051
Loans held for sale, net	32,700	32,700	38,938	38,938
Commercial real estate investments	231	231	5,484	5,484
Note receivable	1,861	1,861	1,639	1,639

LIABILITIES
Continuing Operations:
Lines of credit	$5,116	$5,116	$—	$—
Contingent consideration	3,597	3,597	—	—
Long-term debt	51,613	42,036	39,000	35,685
Common stock warrant liability	1,403	1,403	5,700	5,700

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at December 31, 2011 and 2010:

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

Loans receivable, net

Loans receivable, net, consists of commercial real estate loans, commercial lines of credit and purchased credit-impaired commercial term loans. The fair value of commercial real estate loans and commercial lines of credit considers estimated credit losses and variable interest rates, which approximate market interest rates. The fair value of purchased credit-impaired commercial term loans is based on a discounted cash flow analysis utilizing assumptions, including the amount and timing of expected cash flows.

FHLB stock

Federal Home Loan Bank (“FHLB”) stock is recorded at cost. Ownership of these securities is restricted to member banks and although Signature is not a member bank, FIL was previously a member of the FHLB of San Francisco. Purchases and sales of these securities may only be executed with the issuer and at par value. The fair value of investments in FHLB stock is equal to the carrying amount.

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

F—37

Note receivable

The note receivable is a short-term note received in connection with the sale of commercial real estate investments. The fair value of the note receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty.

Lines of credit

The carrying value of lines of credit is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Contingent consideration

The fair value of contingent consideration is based on the Company’s expectation of future operating results and includes assumptions related to discount rates, and probabilities of various projected operating result scenarios.

Long-term debt

Long-term debt includes the Notes Payable, the Term Loan and the Seller Notes. The fair value of the Notes Payable is based on quoted market prices. The Term Loan and Seller Notes have market terms and the carrying amount is a reasonable estimate of fair value.

Common stock warrant liability

The fair value of the common stock warrant liability is based on a lattice option pricing model that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.

NOTE 20—OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Our fourth operating segment consists of our discontinued operations. Results of operations and other financial measures that are not included in the Company’s four primary operating segments are included in corporate and other. The following tables present the operating results and other key financial measures for the Company’s operating segments as of and for the periods indicated.

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year ended December 31, 2011:
Revenues	$1,549	$14,158	$1,123	$162	$(497)	$16,495	$6,464	$22,959
Expenses	2	13,078	2,855	17,111	(497)	32,549	9,899	42,448
Other income (expense)	55	(119)	—	5,685	—	5,621	—	5,621

Earnings (loss) before reorganization items, net and income taxes	1,602	961	(1,732)	(11,264)	—	(10,433)	(3,435)	(13,868)
Reorganization items, net	—	—	—	1,540	—	1,540	—	1,540

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,602	961	(1,732)	(12,804)	—	(11,973)	(3,435)	(15,408)
Income tax expense (benefit)	35	365	—	(3,028)	—	(2,628)	94	(2,534)

Net earnings (loss)	1,567	596	(1,732)	(9,776)	—	(9,345)	(3,529)	(12,874)
Loss attributable to noncontrolling interest	—	—	(100)	—	—	(100)	—	(100)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,567	$596	$(1,632)	$(9,776)	$—	$(9,245)	$(3,529)	$(12,774)

F—38

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year ended December 31, 2010:
Revenues	$227	$—	$—	$126	$—	$353	$5,846	$6,199
Expenses	38	—	—	13,371	—	13,409	19,354	32,763
Other income (expense)	—	—	—	(509)	—	(509)	—	(509)

Earnings (loss) before reorganization items, net and income taxes	189	—	—	(13,754)	—	(13,565)	(13,508)	(27,073)
Reorganization items, net	—	—	—	11,868	—	11,868	394	12,262

Earnings (loss) before income taxes	189	—	—	(25,622)	—	(25,433)	(13,902)	(39,335)
Income tax expense	—	—	—	—	—	—	150	150

Net earning (loss)	$189	$—	$—	$(25,622)	$—	$(25,433)	$(14,052)	$(39,485)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
At December 31, 2011
Cash and cash equivalents	$2,316	$2,168	$83	$47,872	$—	$52,439	$117
Investment securities, available for sale	4,991	—	—	—	—	4,991	—
Loans receivable, net	3,750	—	—	—	—	3,750	—
Trade and other receivables, net	—	4,073	13	26	—	4,112	—
Inventories	—	7,752	929	—	—	8,681	—
Income taxes receivable	—	—	—	1,581	(920)	661	—
Deferred tax assets	—	—	—	1,996	(1,996)
Goodwill	—	17,780	400	—	—	18,180	—
Intangible assets, net	—	6,708	270	—	—	6,978	—
Loans held for sale, net	—	—	—	—	—	—	32,700
Commercial real estate investments	—	—	—	—	—	—	231
Real estate owned, net	—	—	—	—	—	—	3,966
Intercompany receivable	5,165	14	—	10,688	(15,867)	—	—
Other assets	408	933	40	445	—	1,826	4,386

Total assets	$16,630	$39,428	$1,735	$62,608	$(18,783)	$101,618	$41,400

Lines of credit	$—	$5,116	$—	$—	$—	$5,116	$—
Contingent consideration	—	3,597	—	—	—	3,597	—
Long-term debt	—	12,613	—	39,000	—	51,613	—
Common stock warrant liability	—	—	—	1,403	—	1,403	—
Repurchase reserve	—	—	—	—	—	—	8,500
Intercompany payable	9,302	4,102	2,193	270	(15,867)	—	—
Deferred tax liabilities	—	2,077	—	—	(1,996)	81
Accrued expenses and other liabilities	109	3,077	174	3,395	(920)	5,835	3,036

Total liabilities	$9,411	$30,582	$2,367	$44,068	$(18,783)	$67,645	$11,536

F—39

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
At December 31, 2010
Cash and cash equivalents	$—	$—	$—	$70,424	$—	$70,424	$568
Investment securities, available for sale	2,184	—	—	—	—	2,184	—
Loans receivable, net	1,967	—	—	—	—	1,967	—
Trade and other receivables, net	—	—	—	198	—	198	—
Loans held for sale, net	—	—	—	—	—	—	38,938
Commercial real estate investments	—	—	—	—	—	—	5,484
Real estate owned, net	—	—	—	—	—	—	7,003
Other assets	67	—	—	3,443	—	3,510	5,268

Total assets	$4,218	$—	$—	$74,065	$—	$78,283	$57,261

Long-term debt	$—	$—	$—	$39,000	$—	$39,000	$—
Common stock warrant liability	—	—	—	5,700	—	5,700	—
Repurchase reserve	—	—	—	—	—	—	8,873
Accrued expenses and other liabilities	—	—	—	2,033	—	2,033	6,217

Total liabilities	$—	$—	$—	$46,733	$—	$46,733	$15,090

NOTE 21—DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The following table presents the statement of operations for Fremont, while a debtor-in-possession, for the period indicated:

(Dollars in thousands)	Period From January 1, 2010 Through June 11,
(Debtor-in-possession from June 18, 2008 through June 11, 2010)	2010
Revenues:
Interest	$13

Total revenues	13

Expenses:
Professional	1,208
Interest	2,102
Compensation	572
Insurance	1,711
Litigation	250
Other	280

Total expenses	6,123

Other income (expense):
Changes in fair value of assets held in trust for deferred compensation plans	(17)
Other income	385

Total other income	368

Loss before reorganization items, losses of subsidiaries and income taxes	(5,742)
Reorganization items, net	10,050

Loss before losses of subsidiaries and income taxes	(15,792)
Undistributed losses of subsidiaries	(6,651)

Loss before income taxes	(22,443)
Income tax expense	498

Net loss	$(22,941)

F—40

The following table presents the statement of cash flows for Fremont, while a debtor-in-possession, for the period indicated:

(Dollars in thousands)	Period From January 1, 2010 Through June 11,
(Debtor-in-possession from June 18, 2008 through June 11, 2010)	2010
Cash flows from operating activities:
Net loss	$(22,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2
Chinges in fair value in deferred compensation plans	57
Gain on extinguishment of debt—TOPrS	(3,530)
Senior debt claims paid	(183,267)
TOPrS claims paid	(45,000)
Deferred compensation claims paid	(11,896)
Changes in operating assets and liabilities:
Other assets	(1,317)
Other liabilities	(34,963)
Investment in subsidiaries	286,978
Income taxes receivable (payable)	1,221

Net cash used in operating activities	(14,656)

Cash flows from investing activities	—

Cash flows from financing activities:
Issuance of common shares and warrants	10,060

Net cash provided by financing activities	10,060

Decrease in cash and cash equivalents	(4,596)
Cash and cash equivalents, beginning of period	23,742

Cash and cash equivalents, end of period	$19,146

Reorganization items, net

Expenses directly attributable to Fremont’s bankruptcy proceedings, including, but not limited to, professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains and losses resulting from activities of the reorganization process and interest income earned on cash accumulated by the Company while in bankruptcy are presented separately from other operating expenses in the consolidated statements of operations as reorganization items, net. Reorganization items, net, within continuing operations, consisted of the following for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Legal and professional fees	$1,540	$13,948
Senior Notes settlement (1)	—	1,500
Interest income	—	(50)
Gain on extinguishment of debt (2)	—	(3,530)

Reorganization items, net	$1,540	$11,868

(1)	On the Effective Date, the Senior Notes were cancelled, and the holders of the Senior Notes received the outstanding principal balance of $166.5 million, $18.7 million in accrued and unpaid interest, plus an additional $1.5 million.

F—41

(2)	On the Effective Date, as partial settlement of the TOPrS’ bankruptcy claims, the former holders of the TOPrS received $45.0 million in cash, 21.0 million shares of the Company’s common stock, and were issued an aggregate of $39.0 million of notes payable, due 2016. As a result of this settlement, the Company recognized a $3.5 million gain, included in reorganization items, net in the accompanying consolidated statements of operations, based on the difference between the carrying amount of the TOPrS and settlement amounts.

NOTE 22—DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and cash equivalents	$117	$568
FHLB stock	2,051	2,051
Loans held for sale, net	32,700	38,938
Commercial real estate investments	231	5,484
Note receivable	1,861	1,639
Real estate owned, net	3,966	7,003
Property and equipment, net	—	778
Other assets	474	800

Total assets of discontinued operations	$41,400	$57,261

Liabilities
Repurchase reserve	$8,500	$8,873
Accrued expenses and other liabilities	3,036	6,217

Total liabilities of discontinued operations	$11,536	$15,090

F—42

Statements of Operations of Discontinued Operations

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Revenues:
Interest	$4,415	$4,495
Gain on loans held for sale	1,921	4,034
Loss on real estate owned, net	(942)	(3,377)
Other, net	1,070	694

Total revenues	6,464	5,846

Expenses:
Compensation	1,006	6,408
Professional fees	6,930	6,050
Insurance	—	3,497
Litigation	—	1,301
Other	1,963	2,098

Total expenses	9,899	19,354

Loss from discontinued operations before reorganization items, net and income taxes	(3,435)	(13,508)
Reorganization items, net	—	394

Loss from discontinued operations before income taxes	(3,435)	(13,902)
Income tax expense	94	150

Loss from discontinued operations	$(3,529)	$(14,052)

Cash and cash equivalents

Cash and cash equivalents, held in non-interest bearing deposit accounts, totaled $0.1 million and $0.6 million at December 31, 2011 and 2010, respectively.

Loans held for sale, net

Loans held for sale are comprised of residential real estate loans with maturities of up to forty years and are typically secured by first deeds of trust on single-family residences. To a much lesser degree, some second trust deed loans were also originated contemporaneously with the origination of a first mortgage. Many of the loans have principal amortization terms in excess of thirty years or no principal amortization (interest-only loans). The loans were generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime.”

The following table details the Company’s loans held for sale included in discontinued operations as of:

	December 31,
(Dollars in thousands)	2011	2010
Unpaid principal balance	$86,405	$106,598
Net deferred direct origination costs	139	184

Loans held for sale before valuation allowance	86,544	106,782
Valuation allowance	(53,844)	(67,844)

Loans held for sale, net	$32,700	$38,938

Principal balance of loans held for sale on non-accrual status	$37,176	$56,589

At December 31, 2011 and 2010, nonaccrual loans as a percentage of outstanding unpaid principal balances were 43% and 53%, respectively.

F—43

A valuation allowance is maintained to adjust the loans to the lower of cost or estimated fair value. Provisions and (recoveries) are recorded in gain on loans held for sale in the statements of operations of discontinued operations. Activity in the valuation allowance is summarized in the following table for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance	$67,844	$87,661
Recovery of valuation allowance on loans held for sale	(1,487)	(3,705)
Dispositions and charge-offs	(12,513)	(16,112)

Ending balance	$53,844	$67,844

The following table presents the components of gain on loans held for sale for the periods indicated:
	Year Ended December 31,
(Dollars in thousands)	2011	2010
Recovery of valuation allowance on loans held for sale	$1,487	$3,705
Realized gains on loans held for sale	61	329
Recoveries of provision for repurchases	373	—

Total gain on loans held for sale	$1,921	$4,034

In December 2011, the Company sold $9.0 million of delinquent loans for net proceeds of $2.3 million, and recognized a $0.2 million loss.

Commercial real estate investments

Commercial real estate investments primarily consist of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act.

Loans included in commercial real estate investments are recorded at the lower of aggregate cost or estimated fair value. Investments in partnerships are recorded under the equity method and are periodically assessed for impairment. Commercial real estate investments consisted of the following as of:

	December 31,
(Dollars in thousands)	2011	2010
Loans	$150	$1,018
Investments in partnerships	81	4,466

Total commercial real estate investments	$231	$5,484

During the years ended December 31, 2011 and 2010, Signature sold $4.0 million and $3.5 million, respectively, in commercial real estate investments, resulting in gains of $0.7 million and zero, respectively.

Impairment of commercial real estate investments was $0.5 million and zero for the years ended December 31, 2011 and 2010.

Note receivable

During the year ended December 31, 2010, the Company sold one of its commercial real estate investments and received, as partial consideration, a $1.9 million non-interest bearing note, which matured and was paid in January 2012. At December 31, 2011 and 2010, the carrying value of the note receivable was $1.9 million and $1.6 million, respectively. At December 31, 2011 and 2010, the note receivable was comprised of the unpaid principal balance of $1.9 million net of unamortized discount of zero and $0.3 million, respectively.

Real estate owned, net

REO consists of residential property acquired through, or in lieu of, foreclosure and is reported in the consolidated balance sheets at the lower of cost or estimated net realizable value. REO consisted of the following as of:

	December 31,
(Dollars in thousands)	2011	2010
Real estate owned	$4,506	$8,208
Valuation allowance	(540)	(1,205)

Real estate owned, net	$3,966	$7,003

F—44

The following table summarizes the activity in REO for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010
Real estate owned:
Beginning balance	$8,208	$8,454
Additions	2,476	11,178
Disposals	(6,178)	(11,424)

Ending balance	4,506	8,208

Valuation allowance:
Beginning balance	1,205	1,417
Provision for losses	882	1,921
Disposals	(1,547)	(2,133)

Ending balance	540	1,205

Real estate owned, net	$3,966	$7,003

Loss on REO was $0.9 million and $3.4 million for the years ended December 31, 2011 and 2010, respectively. Cash recoveries on REO sales were $5.0 million and $9.9 million for the years ended December 31, 2011 and 2010, respectively.

Repurchase reserves

Repurchase reserves represent the estimated liability the Company has for material breaches of representations and warranties on loans previously sold by Fremont, and includes estimates for both known and unknown claims. The reserve is based on recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. The estimated losses due to loan repurchases are ultimately realized as loan valuation adjustments. At the point the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve. Provisions and recoveries of provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statement of operations of discontinued operations.

The following table summarizes the activity in the repurchase reserve for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance	$8,873	$37,200
Recoveries of provision	(373)	—
Realized losses	—	(28,327)

Ending balance	$8,500	$8,873

There were no settlements of outstanding repurchase claims during the year ended December 31, 2011. There were $28.3 million in settlements of outstanding repurchase claims during the year ended December 31, 2010.

Income taxes

Income tax expense totaled $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. Income tax expense for the year ended December 31, 2011 is attributable to increases in taxable income associated with previous deferred tax liabilities that have generated current taxable income, primarily in California. As a result of the temporary suspension of the use of California net operating loss carryforwards, the current taxable income results in a current period obligation. Additionally, for federal purposes, the Company is subject to alternative minimum taxes, which limit the utilization of net operating loss carryforwards to 90% of taxable income. Income tax expense of $0.2 million for the year ended December 31, 2010 primarily relates to state income taxes in jurisdictions in which the discontinued operations previously operated.

F—45

NOTE 23—COMMITMENTS AND CONTINGENCIES

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

Based on the Company’s current understanding of these pending legal actions and proceedings, management does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

The legal proceedings summarized below are ongoing matters and may have an effect on our business and future financial results.

Securities Class Action. In September 2007, three separate complaints seeking class certification were filed in the United States District Court for the Central District of California against Fremont and various officers and directors alleging violations of federal securities laws in connection with published statements by Fremont regarding its loan portfolio and loans held for resale during the period from May 9, 2006 through February 27, 2007. These three class action lawsuits were consolidated into a single proceeding and a consolidated class action complaint was filed on March 3, 2008. On January 9, 2009, the plaintiffs filed a Second Amended Consolidated Class Action Securities Complaint (“SAC”). Fremont was not a named defendant in the SAC because of its Chapter 11 bankruptcy filing. The named defendants in the SAC were former directors and officers of Fremont: Louis J. Rampino, Wayne R. Bailey, Patrick E. Lamb, Kyle R. Walker, Ronald J. Nicolas, Jr. and James A. McIntyre. On November 29, 2009, the plaintiffs filed a Third Amended Consolidated Class Action Securities Complaint (“TAC”). Fremont’s potential exposure in this matter arises out of its indemnification agreements and obligations with these individual defendants. On March 29, 2010, the trial court entered an Order Granting Fremont’s Motion to Dismiss the TAC with prejudice (“Court Order”). Plaintiffs appealed the Court Order to the U.S. Court of Appeals for the Ninth Circuit (the “Appellate Court”). On November 29, 2011, the Appellate Court affirmed the dismissal of the TAC with prejudice by the Trial Court. The deadline for the Plaintiffs to file an appeal to the United State Supreme Court was February 27, 2012, which has passed.

Faigin Matters. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against FRC in the California Superior Court, County of Los Angeles. On February 3, 2010, Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. Signature is appealing the judgment. Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the court. The appeal has been fully briefed by each party. No hearing date has been set.

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

F—46

Colburn Matters. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate (“CRE”) group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of 36 months’ welfare benefits. Ms. Colburn filed a Proof of Claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs have not yet been filed and a hearing date has not yet been scheduled.

Ms. Colburn’s Proof of Claim for $2.6 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding and the Company intends to vigorously defend against this claim.

Walker Matters. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted stock at the time of his termination and the value of 36 months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. Trial has been set to commence on September 11, 2012. The Company intends to vigorously defend itself against this lawsuit.

Mr. Walker’s Proof of Claim for $2.5 million in the Fremont Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding. The Company intends to vigorously defend itself against this claim.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1). On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 50 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly-owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter was removed to the U.S. District Court in Massachusetts, but the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts, which was approved on August 19, 2011. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. A hearing on the Motion to Dismiss occurred on January 11, 2012, but the judge has not yet rendered a decision. FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al. (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 30 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 70 RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006. The defendants removed the matter to the U.S. District Court in Massachusetts and the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts. In August 2011, in light of the ruling on remand in Cambridge Matter #1, the matter was remanded back to the Superior Court in the Commonwealth of Massachusetts by stipulation. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. A hearing on the Motion to Dismiss occurred on January 11, 2012, but the judge has not yet rendered a decision. FMSC intends to defend itself vigorously in this matter.

National Credit Union Administration v. RBS Securities, et al (NCUA I). On June 20, 2011, The National Credit Union Association (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. The motion has been fully briefed by both parties. No hearing date has been set. FMSC intends to defend itself vigorously in this matter.

F—47

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

Cambridge and NCUA Defense, Indemnity and Contribution Matters. In addition to the Cambridge and NCUA RMBS lawsuits, the Company, as successor to FIL, and FMSC have received several demands for defense, indemnity and contribution in the Cambridge and NCUA actions as well as other RMBS actions in which the Company or its subsidiaries are not named defendants. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or its subsidiaries.

Kingstown/McIntyre Matters. On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedule 13D’s indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Exchange Act) in connection with the Shareholder Group’s intention to nominate a slate of directors for election to the Board at the Company’s next annual meeting of shareholders.

As a result of the formation of the Shareholder Group, the Board continues to evaluate whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in the Rights Agreement) and if such determination is made, whether a Distribution Date (as defined in the Rights Agreement) for the distribution of rights under and pursuant to the Rights Agreement will occur. The Company previously announced that the Board had extended the date by which such determinations needed to be made until March 30, 2012.

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect; (ii) a declaration that the Plaintiffs are not an Acquiring Person; and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company’s bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court. The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Plan, as confirmed by the Confirmation Order.

Because the Proceeding involves issues central to the Confirmation Order, the Company also separately filed a motion (the “Motion”) with the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) on September 19, 2011 seeking an order confirming that the Rights Agreement was assumed under the Plan and granting related relief.

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

F—48

On December 21, 2011, (i) Kingstown Partners Master Ltd., Kingstown Partners II L.P. and KTown LP, and (ii) Mr. McIntyre separately filed notices of appeal with the California Federal Bankruptcy Court from the Rights Agreement Order.

On January 6, 2012, James A. McIntyre filed a complaint (the “McIntyre Complaint”) with the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company seeking (1) a declaration that: (i) he never took any action that may have triggered the dilution provisions of the Rights Agreement; (ii) the right to vote his shares is not impaired or diminished in any respect by the Rights Agreement; (iii) his right to demand that the Company convene a shareholder meeting or work cooperatively with other shareholders to request a shareholder meeting is not impaired in any way by the Rights Agreement; (iv) his right to nominate director candidates to be elected by the shareholders for service on the Board is not impaired or diminished in any way by the Rights Agreement; (v) his right to submit shareholder proposals for vote at the Company’s next shareholder meeting is not compromised or impaired in any way by the Rights Agreement; and (vi) his right to join other shareholders to effect the election of directors or other shareholders to effect the election of directors or other corporate business is not impaired or diminished by the Rights Agreement; and (2) preliminary injunctions to enjoin the Company from implementing the Rights Agreement against Mr. McIntyre. The Company intends to vigorously defend itself against the McIntyre Complaint.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. On the Effective Date, Signature disputed a portion of the professional fees sought by seven different firms that were involved during Fremont’s bankruptcy proceedings. Settlements have been reached with six of these firms. The outstanding disputed claim from the last firm that has not settled with Signature as of the date of this filing aggregates approximately $1.2 million. On May 6, 2011, the Bankruptcy Court took the remaining professional fee dispute under submission. A ruling has not yet been made. On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application.

Unpaid Claims. Signature did not pay approximately $20.3 million in Unpaid Claims as of the Effective Date. As of December 31, 2011, Signature has resolved $9.9 million in claims leaving $10.4 million in remaining Unpaid Claims. Since December 31, 2011, the Bankruptcy Court disallowed $2.7 million in claims and Signature has settled three former employee claims aggregating $1.8 million for $15 thousand, leaving $5.9 million in Unpaid Claims. We are actively seeking the voluntary withdrawal of, the settlement of, or have plans to object to all other Unpaid Claims in the Bankruptcy Court.

Customer concentrations

During the year ended December 31, 2011, there were three NABCO customers that each represented 10% or more of total net sales. In 2011, these three customers accounted for 48.1% of net sales since the acquisition date and represented 54.7% of trade accounts receivable at December 31, 2011.

Contingent consideration

The Company has contingent consideration liabilities as a result of business combinations. At December 31, 2011, NABCO has $3.6 million of estimated contingent consideration related to the NABCO Acquisition. Cosmed may be liable for contingent consideration related to its acquisition of certain assets and assumption of certain liabilities from Costru, however, the estimated fair value of this contingent consideration is zero at December 31, 2011. Contingent consideration is further discussed in Note 4 – Business Combinations.

Lease obligations

Total rent expense, net of sublease rentals, within continuing operations, for facilities and equipment under operating leases was $0.2 million and zero for the years ended December 31, 2011 and 2010. There was no rent expense, within discontinued operations, for facilities and equipment under operating leases for the years ended December 31, 2011 and 2010.

The Company leases office facilities and certain equipment under non-cancelable operating leases, the terms of which ranged from one to ten years. Certain leases provide for increases in the basic rent to compensate the lessor for increases in operating and maintenance costs and may have renewal options. The following table presents minimum required lease payments under non-cancelable operating leases:

(Dollars in thousands)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2012	$493	$(50)	$443
2013	446	(25)	421
2014	123	—	123
2015	—	—	—
2016	—	—	—
Thereafter	—	—	—

Total	$1,062	$(75)	$987

F—49

NOTE 24—SUBSEQUENT EVENTS

Issuances of restricted common stock under the Independent Director Compensation Program

On January 3, 2012, each of the independent members of the Board was issued 277,778 restricted shares of common stock, or 1,666,668 shares in the aggregate under the Incentive Plan. Shares issued under the Incentive Plan have no impact on the ratchet anti-dilution protection provisions of the Warrants. These restricted shares vest on January 1, 2013, subject to immediate vesting in the event of a change in control. On the grant date, the aggregate fair value of the restricted shares of common stock was $0.5 million.

Resignation of Kenneth S. Grossman

On February 8, 2012, Kenneth S. Grossman resigned as the Company’s president, effective April 30, 2012. Mr. Grossman continues to serve as a member of the Company’s Board of Directors. In connection with his resignation, the Company entered into consulting agreement, whereby Mr. Grossman will advise the Company’s chief executive officer and seek to identify acquisition and capital deployment opportunities for the Company. The consulting agreement has a term of twenty-four months with a monthly fee of $25 thousand and the possibility of additional incentive fees. Previous grants of non-qualified stock options and restricted stock granted to Mr. Grossman will continue to vest as scheduled.

F—50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: March 30, 2012

	By:	/s/ Craig Noell
Craig Noell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Gidumal Steven Gidumal	Director	March 30, 2012

/s/ Kenneth Grossman Kenneth Grossman	President, Director	March 30, 2012

/s/ John Koral John Koral	Director	March 30, 2012

/s/ Patrick E. Lamb Patrick E. Lamb	Director	March 30, 2012

/s/ Deborah Hicks Midanek Deborah Hicks Midanek	Director	March 30, 2012

/s/ John Nickoll John Nickoll	Chairman of the Board, Director	March 30, 2012

/s/ Craig Noell Craig Noell	Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2012

/s/ Robert Schwab Robert Schwab	Director	March 30, 2012

/s/ Kyle Ross Kyle Ross	Executive Vice President, Interim Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	March 30, 2012