Form 10-Q
period 2012-03-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2012-05-15
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of May 11, 2012 was 119,931,857 shares.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$52,688	$52,439
Investment securities, available for sale	8,116	4,991
Loans receivable, net	5,478	3,750
Trade and other receivables, net	3,925	4,112
Inventories	9,579	8,681
Intangible assets, net	6,365	6,978
Goodwill	18,180	18,180
Other assets	2,585	2,487
Assets of discontinued operations	32,249	41,400

TOTAL ASSETS	$139,165	$143,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$3,066	$5,116
Accrued expenses and other liabilities	5,553	5,916
Contingent consideration	3,671	3,597
Long-term debt	51,413	51,613
Common stock warrant liability	1,400	1,403
Liabilities of discontinued operations	10,759	11,536

TOTAL LIABILITIES	75,862	79,181

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 190,000,000 shares authorized; 119,098,524 and 117,431,856 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,156	1,151
Additional paid-in capital	447,151	446,805
Accumulated deficit	(385,561)	(384,315)
Accumulated other comprehensive income	557	196

Total shareholders’ equity - Signature Group Holdings, Inc.	63,303	63,837
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	63,303	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,165	$143,018

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Revenues:
Net sales	$8,041	$546
Interest	731	156

Total revenues	8,772	702

Expenses:
Cost of goods sold	4,947	273
Selling, general and administrative	819	610
Compensation	2,224	279
Professional fees	1,747	1,076
Amortization of intangibles	605	26
Interest	1,113	888

Total expenses	11,455	3,152

Other income (expense):
Change in fair value of common stock warrant liability	3	801
Other (expense) income	(74)	281

Total other income (expense)	(71)	1,082

Loss from continuing operations before reorganization items, net and income taxes	(2,754)	(1,368)
Reorganization items, net	95	499

Loss from continuing operations before income taxes	(2,849)	(1,867)

Income tax expense (benefit)	49	(99)

Loss from continuing operations	(2,898)	(1,768)
Earnings (loss) from discontinued operations, net of income taxes	1,652	(2,406)

Net loss	(1,246)	(4,174)

Earnings attributable to noncontrolling interest	—	40

Net loss attributable to Signature Group Holdings, Inc.	$(1,246)	$(4,214)

EARNINGS (LOSS) PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)
Earnings (loss) from discontinued operations, net of income taxes	0.02	(0.02)

Net loss attributable to Signature Group Holdings, Inc.	$(0.01)	$(0.04)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	117,431,856	117,431,856	117,431,856	117,431,856	117,431,856	117,431,856	117,431,856	117,431,856
	Preferred Stock		Common Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	—	$—	117,431,856	$1,151	$446,805	$(384,315)	$196	$63,837
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(1,246)	—	(1,246)
Issuance of restricted stock, net of forfeitures	—	—	1,666,668	—	—	—	—	—
Restricted stock vested	—	—	—	5	(5)	—	—	—
Amortization of share-based compensation	—	—	—	—	351	—	—	351
Change in accumulated other comprehensive income	—	—	—	—	—	—	361	361

Balance, March 31, 2012	—	$—	119,098,524	$1,156	$447,151	$(385,561)	$557	$63,303

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(1,246)	$(4,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Earnings) loss from discontinued operations, net of income taxes	(1,652)	2,406
Depreciation and amortization	419	69
Change in fair value of common stock warrant liability	(3)	(801)
Change in fair value of contingent consideration	74	—
Amortization of share-based compensation	351	91
Other income	—	(281)
Interest income accretion	(35)	(36)
Changes in assets and liabilities:
Trade and other receivables	187	(41)
Inventories	(898)	(90)
Other assets	839	(288)
Accrued expenses and other liabilities	(975)	858
Net cash provided by (used in) operating activities of discontinued operations	6,877	(3,353)

Net cash provided by (used in) operating activities	3,938	(5,640)

Cash flows from investing activities:
Acquisition of business, net of cash	—	(1,000)
Purchases of loans receivable	—	(4,250)
Purchases of investment securities, available for sale	(2,560)	—
Advances on loans receivable, net of repayments	(1,993)	196
Purchases of property and equipment	(35)	—
Net cash provided by investing activities of discontinued operations	3,149	887

Net cash used in investing activities	(1,439)	(4,167)

Cash flows from financing activities:
Repayments of lines of credit, net of advances	(2,050)	(975)
Repayments of long-term debt	(200)	—

Net cash used in financing activities	(2,250)	(975)

Increase (decrease) in cash and cash equivalents	249	(10,782)
Cash and cash equivalents, beginning of period	52,556	70,992

Cash and cash equivalents, end of period	$52,805	$60,210

Cash and cash equivalents, end of period - continuing operations	$52,688	$60,093
Cash and cash equivalents, end of period - discontinued operations	117	117

Cash and cash equivalents, end of period	$52,805	$60,210

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$69	$56
Cash paid for interest	1,042	888
(Rescissions) transfers of loans held for sale (from) to real estate owned	(493)	227
Notes received from surrender and sale of business assets	3,643	—
Preferred stock received from surrender and sale of business assets	800	—
Payment receivable from sale of loans	1,591	—
Transfer of other assets to premises, held for sale	—	2,348

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Net loss attributable to Signature Group Holdings, Inc.	$(1,246)	$(4,214)
Other comprehensive income:
Net change in unrealized gains during period:
Investment securities, available for sale	361	19

Other comprehensive income	361	19

Total comprehensive loss	$(885)	$(4,195)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”) is a diversified business and financial services enterprise with principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, North American Breaker Co., LLC (“NABCO”) and Cosmed, Inc. (“Cosmed”).

NABCO, a wholly owned subsidiary headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the country. NABCO’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. NABCO operates from five warehouse locations across the country which allows NABCO to service a broad section of its customer base with next day ground shipping.

Cosmed is 92% owned by the Company with the remaining 8% noncontrolling interest held by the former owners of Costru Company, LLC (“Costru”), which was the entity that sold substantially all of its assets to Cosmed. Cosmed does business under the trade name Cosmedicine™ and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The Cosmedicine formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed markets and sells its skin care line in specialty retail stores across the country as well as through certain specialty internet channels. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration and over-the-counter approved laboratory.

The Company’s Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. The Company may also originate secured debt financings to middle market companies in a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring. The Company also takes positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. The Company may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases.

Additionally, the Company’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of the Company, then known as Fremont General Corporation (“Fremont”) including a portfolio of subprime residential real estate mortgages, residential real estate acquired through foreclosure, commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims (“Legacy Assets and Liabilities”). The Legacy Assets and Liabilities are being managed to maximize their cash recoveries and limit costs and exposures to the Company.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Signature and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the SEC. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012. These interim period consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”).

All significant inter-company balances and transactions have been eliminated in consolidation.

Certain previously reported amounts as of December 31, 2011 and for the period ended March 31, 2011 have been reclassified to conform to the current presentation.

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

The Company’s significant accounting policies are disclosed in the Annual Report. There have been no material changes to these accounting policies.

Recent accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 amends guidance listed under ASC Topic 820, Fair Value Measurement, and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. This guidance permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. ASU 2011-04 requires new disclosures for financial instruments classified as Level 3, including: 1) quantitative information about unobservable inputs used in measuring fair value, 2) qualitative discussion of the sensitivity of fair value measurements to changes in unobservable inputs, and 3) a description of valuation processes used. This guidance also requires disclosure of fair value levels for financial instruments that are not recorded at fair value but for which fair value is required to be disclosed. ASU 2011-04 became effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05, as amended in December 2011, increases the prominence of other comprehensive income in the financial statements and eliminates the option to report other comprehensive income and its components in the statement of changes in equity. This guidance does not change the items that must be reported within other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted 2011-05 on January 1, 2012 and continued the presentation within a separate statement of comprehensive income (loss).

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early-adopt the provisions of ASU 2011-08 and apply the provisions to management’s annual evaluation of the Company’s goodwill during the fourth quarter of 2011. The adoption of ASU 2011-08 had no effect on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposit accounts in financial institutions and money market funds. As of March 31, 2012 and December 31, 2011, $4.4 million of cash and cash equivalents were restricted. At March 31, 2012 and December 31, 2011, restricted cash included $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $3.5 million related to amounts on deposit pending decisions on legal cases currently on appeal or awaiting final determination. Included in cash and cash equivalents as of March 31, 2012 and December 31, 2011 was $0.7 million and $0.9 million, respectively, representing borrower remittances, held in trust accounts maintained by the Company’s loan servicer.

NOTE 4 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

	1234567890	1234567890
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Corporate bonds	$8,116	$4,991

Investment securities, available for sale	$8,116	$4,991

The following table presents the contractual maturities of investment securities, available-for-sale as of:

	1234567890	1234567890
	March 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	4,865	5,070
Due after three years through five years	2,694	3,046

Total	$7,559	$8,116

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

	1234567890	1234567890
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Amortized cost	$7,559	$4,795
Gross unrealized holding gains	557	196

Estimated fair value	$8,116	$4,991

NOTE 5 — LOANS RECEIVABLE, NET

Loans receivable, net consisted of the following as of:

	1234567890	1234567890
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Commercial real estate loans:
Unpaid principal balance	$1,885	$1,923
Allowance for loan losses	(50)	(50)

Total commercial real estate loans	1,835	1,873

Commercial loans:
Revolving lines of credit	3,204	1,036
Term note	439	—
Purchased credit-impaired term loan	—	841

Total commercial loans	3,643	1,877

Loans receivable, net	$5,478	$3,750

Commercial real estate loans consist of a participation interest in a pool of adjustable rate multi-family loans.

At December 31, 2011, commercial loans were comprised of senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays. On March 30, 2012, the debtor surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets in full satisfaction of the obligations owed. Simultaneous with the asset surrender, Signature sold all of the assets to a new company majority owned and controlled by the original founder of the business and certain new members of management. In connection with the sale of assets, Signature provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and contingent consideration. The revolving line of credit is secured by the assets of the borrower, provides for maximum borrowings of $7.0 million, of which $3.2 million was initially drawn, has an interest rate of prime plus 2.75%, with a floor of 5.75% and matures on March 31, 2017. The term note in the amount of $1.0 million is secured by the assets of the borrower, has an interest rate of prime plus 2.75%, with a floor of 5.75% and also matures on March 31, 2017. Interest on the revolving line of credit and term note are due monthly. Principal repayments on the revolving line of credit are subject to the borrowing base each period, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final principal payment on March 31, 2017 totaling the outstanding principal on that date. The preferred stock has a stated value of $2.0 million, earns a 4.00% cumulative preferred return, and is convertible into 45.0% of the common stock of the borrower on a fully diluted basis. The contingent consideration in the amount of $0.5 million will be paid should certain pretax income targets be achieved by the borrower in any fiscal year ending on or before December 31, 2016. Signature estimated the fair value of each of the components of consideration received as of the date of the asset sale as follows: revolving line of credit—$3.2 million; term note—$0.4 million; preferred stock—$0.8 million; and contingent consideration—zero. No gain or loss was recognized in connection with the surrender and simultaneous sale of assets.

The following table shows activity for the accretable yield on the purchased credit-impaired commercial term loan for the three months ended March 31, 2012 and 2011:

	000000000	000000000
	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Accretable yield, beginning of period	$3,002	$—
Purchases of credit-impaired loans	—	2,994
Accretion	(107)	(36)
Dispositions	(2,895)	—

Accretable yield, end of period	$—	$2,958

The following tables present information about the unpaid principal balance of the Company’s loans receivable that were in nonaccrual status as of March 31, 2012 and December 31, 2011.

	000000000	000000000	000000000	000000000	000000000	000000000
	March 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate loans	$—	$—	$51	$51	$1,834	$1,885

Commercial loans:
Revolving lines of credit	—	—	—	—	3,204	3,204
Term note	—	—	—	—	1,000	1,000

Total commercial loans	—	—	—	—	4,204	4,204

Unpaid principal balance	$—	$—	$51	$51	$6,038	$6,089

	000000000	000000000	000000000	000000000	000000000	000000000
	December 31, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate loans	$—	$—	$38	$38	$1,885	$1,923

Commercial loans:
Revolving lines of credit	—	—	—	—	1,036	1,036
Purchased credit-impaired term loan	—	—	5,099	5,099	—	5,099

Total commercial loans	—	—	5,099	5,099	1,036	6,135

Unpaid principal balance	$—	$—	$5,137	$5,137	$2,921	$8,058

There were no loans accruing interest that were 90 days or more past due at March 31, 2012. Other than the purchased credit-impaired loan, there were no loans accruing interest that were greater than 90 days past due at December 31, 2011. For purchased credit-impaired term loans, the excess of the cash flows expected to be collected over the initial investment, referred to as the accretable yield, is recognized in interest income over the expected life of the loans using the effective yield method, regardless of the delinquency status of the loan.

The following tables present the unpaid principal balance and recorded investment of impaired loans as of March 31, 2012 and December 31, 2011:

	000000000	000000000	000000000	000000000
	March 31, 2012
	Unpaid	Recorded Investment		Total
	Principal	With	Without	Recorded
(Dollars in thousands)	Balance	Allowance	Allowance	Investment
Commercial real estate loans	$51	$—	$38	$38

Commercial loans:
Revolving lines of credit	—	—	—	—
Term note	—	—	—	—

Total commercial loans	—	—	—	—

Loans receivable, net	$51	$—	$38	$38

	000000000	000000000	000000000	000000000
	December 31, 2011
	Unpaid	Recorded Investment		Total
	Principal	With	Without	Recorded
(Dollars in thousands)	Balance	Allowance	Allowance	Investment
Commercial real estate loans	$38	$—	$38	$38

Commercial loans:
Revolving lines of credit	—	—	—	—
Purchased credit-impaired term loan	—	—	—	—

Total commercial loans	—	—	—	—

Loans receivable, net	$38	$—	$38	$38

The following table presents activity in the allowance for loan losses during the three months ended March 31, 2012 and 2011:

	Real Estate Loans	Real Estate Loans	Real Estate Loans	Real Estate Loans
(Dollars in thousands)	Commercial Real Estate Loans	Revolving Lines of Credit	Term Note	Total
Three months ended March 31, 2012:
Balance, December 31, 2011	$50	$—	$—	$50
Provision for loan losses	—	—	—	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Balance, March 31, 2012	$50	$—	$—	$50

	Real Estate Loans	Real Estate Loans	Real Estate Loans	Real Estate Loans
(Dollars in thousands)	Commercial Real Estate Loans	Revolving Lines of Credit	Purchased Credit-impaired Term Loan	Total
Three months ended March 31, 2011:
Balance, December 31, 2010	$48	$—	$—	$48
Provision for loan losses	—	—	—	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Balance, March 31, 2011	$48	$—	$—	$48

NOTE 6 — TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following as of:

	Real Estate Loans	Real Estate Loans
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Trade accounts receivable	$4,146	$4,315
Sales returns and allowances	(183)	(185)
Other accounts receivable	—	26

	3,963	4,156
Allowance for uncollectible accounts	(38)	(44)

Trade and other receivables, net	$3,925	$4,112

At March 31, 2012 and December 31, 2011, all of NABCO’s trade receivables, totaling $4.0 million and $4.3 million, respectively, were pledged as collateral to secure outstanding balances on NABCO’s term loan and line of credit.

At March 31, 2012, $21 thousand, or 0.5% of the trade accounts receivable were more than 90 days past due, and at December 31, 2011, $67 thousand, or 1.6% of the trade accounts receivable were more than 90 days past due.

NOTE 7 — INVENTORIES

Inventories within the Company’s NABCO segment consist of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Inventories within the Company’s Cosmed segment consist of a line of skin care products. The following table presents the composition of the Company’s inventories as of:

	December 31,	December 31,
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Raw materials	$556	$728
Work in progress	102	130
Finished goods	8,975	8,148

Subtotal	9,633	9,006
Valuation adjustment for obsolete, damaged and slow-moving inventory	(54)	(325)

Total	$9,579	$8,681

For the three months ended March 31, 2012 and 2011, the Company recognized valuation adjustments for obsolete, damaged and slow-moving inventory of $41 thousand and zero, respectively.

At March 31, 2012 and December 31, 2011, all of NABCO’s inventories, totaling $8.8 million and $7.8 million, respectively, were pledged as collateral to secure outstanding balances on NABCO’s term loan and line of credit.

NOTE 8 — DEBT

The following table presents the Company’s debt as of:

	December 31,	December 31,
	March 31,	December 31,
(Dollars in thousands)	2012	2011
Lines of credit	$3,066	$5,116

Notes payable	$39,000	$39,000
Term loan	7,600	7,800
Seller notes	4,813	4,813

Long-term debt	$51,413	$51,613

Lines of credit

Lines of credit consist of NABCO’s $8.0 million revolving, asset-based loan, which matures in September 2014 and is subject to a borrowing base. The borrowing base is calculated by a formula based on 80% of NABCO’s eligible accounts receivable plus 60% of NABCO’s eligible inventory, not to exceed $5.0 million, less reserves as further described in the loan agreements. As of March 31, 2012, excess available borrowing capacity under the revolving line of credit was $2.8 million. This line of credit has a variable interest rate based upon the Lender’s base rate, which is 4.0% at March 31, 2012. At March 31, 2012 and December 31, 2011, outstanding borrowings on the revolving line of credit were $3.1 million and $5.1 million, respectively. For the three months ended March 31, 2012, repayments, under the line of credit totaled $2.1 million.

Interest expense on lines of credit was $35 thousand and zero for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, NABCO was in compliance with the covenants under its line of credit.

Notes payable

At March 31, 2012 and December 31, 2011, notes payable were comprised of $39.0 million in aggregate notes payable, due December 2016 (“Notes Payable”). The Notes Payable were issued on July 15, 2010 and bear interest at a rate of 9.0% per annum.

The indenture related to the Notes Payable contains covenants that limit the ability of the Company and certain subsidiaries, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, or make guarantee payments on the foregoing; (ii) make payments on debt securities that rank pari passu or junior to the Notes Payable; (iii) effect a change in control of the Company; or (iv) enter into transactions with insiders.

Interest expense on Notes Payable was $0.9 million for the three months ended March 31, 2012 and 2011.

In May 2012, the Company repurchased $1.8 million of the Notes Payable for approximately $1.4 million. Refer to Note 16 — Subsequent Events for additional information.

Term loan

The term loan consists of NABCO’s $8.0 million term loan maturing in September 2016 (“Term Loan”), which had an outstanding balance of $7.6 million and $7.8 million at March 31, 2012 and December 31, 2011, respectively. The Term Loan is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year one, 15% of the original principal amount of the Term Loan in each of years two and three, 20% of the original principal amount of the Term Loan in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The Term Loan has a variable interest rate based upon the Lender’s Base Rate plus 1.00% per annum. In the event of default, the interest rate will increase by 5.00% per annum. At March 31, 2012, the interest rate on the Term Loan was 5.00%. The Term Loan is secured by all of NABCO’s assets.

Interest expense on the Term Loan was $0.1 million and zero for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, NABCO was in compliance with the covenants under the Term Loan.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO (“Seller Notes”) that were issued in connection with the 2011 acquisition of NABCO, which had outstanding balances aggregating $4.8 million at March 31, 2012 and December 31, 2011. The Seller Notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments of $0.2 million beginning December 2011. In addition to the scheduled quarterly principal payments, accelerated principal payments will be made subject to NABCO exceeding certain annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets beginning with the fiscal year ending December 31, 2011. If NABCO exceeds the EBITDA targets, the accelerated principal payments are due quarterly beginning in the first quarter of the subsequent year. Based on 2011 EBITDA, $1.2 million of accelerated principal payments are due in the year ending December 31, 2012. The Seller Notes bear interest at 6.00% per annum and interest is paid quarterly.

Interest expense on Seller Notes was $0.1 million and zero for the three months ended March 31, 2012 and 2011, respectively. There were no principal reductions during the quarter

NOTE 9 — INCOME TAXES

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC Topic 740, Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities.

As of December 31, 2011, the Company had estimated federal and California state net operating loss carryforwards (“NOLs”) of approximately $890 million and $977 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California state NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a valuation allowance of $409.1 million and $409.0 million on its deferred tax asset at March 31, 2012 and December 31, 2011, respectively.

NOTE 10 — SHARE-BASED PAYMENTS

Share-based compensation awards, which include awards of restricted stock and stock options, are amortized at their grant date fair value. Compensation expense for share-based awards is recognized on a straight-line basis over the requisite service period. Nonvested restricted stock awards are not recorded as part of common stock in the consolidated balance sheets until they are vested. However, since the shares are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of awards of restricted stock is determined based on the closing trade price of the Company’s shares on the grant date. The fair value of stock options containing only service conditions is estimated using the Black-Scholes option pricing model. The fair value of stock options containing both service and market conditions is estimated using a trinomial lattice pricing model.

The Company’s independent director compensation program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year, with an aggregate grant-date fair value of $75 thousand per independent director, and vest on January 1 of the following year. On January 3, 2012, each non-management independent director received 227,778 restricted shares of common stock. The shares of common stock for these awards were granted through the Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”). On the grant date, the total number of restricted shares of common stock issued was 1,666,668 shares, with an aggregate fair value of $0.5 million.

For the three months ended March 31, 2012 and 2011, compensation expense for share-based awards, including restricted stock awards and stock options, was $0.4 million and $0.1 million, respectively. At March 31, 2012 and December 31, 2011, unrecognized compensation expense for share-based awards was $2.2 million.

The following table presents the changes in nonvested shares of restricted stock during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares, December 31, 2011	2,315,040	$0.60
Granted	1,666,668	0.27
Vested	(535,137)	0.71
Forfeited	—	—

Nonvested shares, March 31, 2012	3,446,571	$0.42

As of March 31, 2012 and December 31, 2011, unrecognized compensation expense for restricted common stock awards was $1.0 million and $0.8 million, respectively.

The following table presents the changes in nonvested stock options during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares, December 31, 2011	8,816,000	$0.19
Granted	—	—
Vested	(1,473,250)	0.19
Forfeited	—	—

Nonvested shares, March 31, 2012	7,342,750	$0.19

As of March 31, 2012, 1,473,250 stock options were exercisable with a weighted average exercise price of $0.57 per share. As of March 31, 2012 and December 31, 2011, unrecognized compensation expense for stock option awards was $1.2 million and $1.4 million, respectively. As of March 31, 2012, the weighted average contractual term of nonvested stock option awards was 9.4 years.

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, restricted common stock awards and the warrants determined using the treasury stock method.

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

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Loss from continuing operations	$(2,898)	$(1,768)
Earnings attributable to noncontrolling interest	—	40

Loss from continuing operations attributable to Signature Group Holdings, Inc.	(2,898)	(1,808)
Earnings (loss) from discontinued operations, net of income taxes	1,652	(2,406)

Net loss attributable to Signature Group Holdings, Inc.	$(1,246)	$(4,214)

Weighted-average basic and diluted shares outstanding	115,651,953	112,104,768

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	0.02	(0.02)

Basic and diluted loss per share	$(0.01)	$(0.04)

For the three months ended March 31, 2012 and 2011, the impact of all outstanding restricted stock, stock options and warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

NOTE 12 — FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

• Level 1—	Quoted prices in active markets for identical assets or liabilities.

• Level 2—	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Recurring Fair Value Measurements

The following table presents, for each of the levels within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	00000000	00000000	00000000	00000000
(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2012:
Assets:
Investment securities, available for sale	$8,116	$—	$—	$8,116

Liabilities:
Contingent consideration	$—	$—	$3,671	$3,671
Common stock warrant liability	—	—	1,400	1,400

Total	$—	$—	$5,071	$5,071

As of December 31, 2011:
Assets:
Investment securities, available for sale	$4,991	$—	$—	$4,991

Liabilities:
Contingent consideration	$—	$—	$3,597	$3,597
Common stock warrant liability	—	—	1,403	1,403

Total	$—	$—	$5,000	$5,000

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
(Dollars in thousands)	Beginning Balance	Amounts Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three months ended March 31, 2012:
Contingent consideration	$3,597	$74	$—	$—	$—	$—	$3,671
Common stock warrant liability	1,403	(3)	—	—	—	—	1,400

Total	$5,000	$71	$—	$—	$—	$—	$5,071

Three months ended March 31, 2011:
Common stock warrant liability	$5,700	$(801)	$—	$—	$—	$—	$4,899

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

	Observable Inputs	Observable Inputs	Observable Inputs	Observable Inputs
(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2012:
Assets:
Real estate owned, net (1)	$—	$—	$1,260	$1,260
Loans held for sale, net	—	—	26,000	26,000

Total	$—	$—	$27,260	$27,260

As of December 31, 2011:
Assets:
Real estate owned, net (1)	$—	$—	$2,377	$2,377
Commercial real estate investments, net	—	—	33	33
Loans held for sale, net	—	—	32,700	32,700

Total	$—	$—	$35,110	$35,110

(1)	Amounts represent the carrying value of the Company’s real estate owned (“REO”) that resulted in gains (losses) recorded on a nonrecurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities measured using estimated fair values on a nonrecurring basis for the periods indicated:

	Observable Inputs	Observable Inputs
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Real estate owned, net	$(414)	$(249)
Loans held for sale, net	1,700	562
Commercial real estate investments	(121)	—

Total	$1,165	$313

The Company’s Level 3 assets and liabilities include financial instruments whose value is determined using valuation techniques that incorporate unobservable inputs, which require significant judgment or estimation. The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of March 31, 2012:

(Dollars in thousands)	Fair Value March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Preferred stock	$800	Discounted cash flow	Discount rate	20% - 30% (25%)
			Holding period	3 years - 5 years (5 years)
Real estate owned, net (discontinued operations)	1,260	Property valuation services	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
Loans held for sale, net (discontinued operations)	26,000	Discounted cash flow	Delinquency rate	7.62% (7.62%)

			Prepayment rate	7.95% (7.95%)
			Default rate	1.19% (1.19%)
			Loss severity rate	35% (35%)
			Discount rate	15% - 25% (21%)
Total	$28,060

Liabilities:
Contingent consideration	$3,671	Discounted cash flow	Discount rate	8.1% (8.1%)
			Probability of achieving EBITDA targets	90% - 100% (97.5%)
Common stock warrant liability	1,400	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Expected term	7.9 years (7.9 years)

Total	$5,071

Significant unobservable inputs used in the fair value measurement of preferred stock include the discount rate and holding period. The Company estimates future cash flows related to dividends on the preferred stock, as well as an estimated redemption value at a range of future dates, which are discounted at a range of rates. Significant increases in discount rates or reductions in estimated future cash flows or delays in the timing of those cash flows would result in a decrease in the estimated fair value of preferred stock, while decreases in discount rates or increases in estimated future cash flows or accelerations in the timing of those cash flows would result in an increase in the estimated fair value of preferred stock.

Significant unobservable inputs used in the fair value measurement of loans held for sale include delinquency, prepayment, default and loss severity rates and the discount rates. The Company estimates future cash flows of its loans held for sale using these unobservable inputs, which are then discounted at a range of rates. Significant increases in discount rates or reductions in estimated future cash flows or delays in the timing of those cash flows would result in a decrease in the estimated fair value of loans held for sale, while decreases in discount rates or increases in estimated future cash flows or accelerations in the timing of those cash flows would result in an increase in the estimated fair value of loans held for sale.

Significant unobservable inputs used in the fair value measurement of REO are marketability discounts and estimated selling costs. The Company utilizes third-party collateral valuation services to estimate the fair value of REO and adjusts these values to account for various factors, such as historical loss experience, anticipated liquidation timing and estimated selling costs and commissions. Significant increases in these assumptions would result in a decrease in the estimated fair value of REO, while decrease in these assumptions would result in a higher estimated fair value.

Significant unobservable inputs used in the fair value measurement of contingent consideration include the probability that EBITDA target are met and the associated discount rate applied to the forecasted contingent consideration payments. The Company assigns various probabilities that EBITDA targets will be achieved in determining the forecasted contingent consideration payments, which are then discounted at a range of rates. Significant increases in discounts rate or reductions in probabilities of achieving EBITDA targets would result in a decrease in the estimated fair value of contingent consideration, while decreases in discounts rate or increases in probabilities of achieving EBITDA targets would result in an increase in the estimated fair value of contingent consideration.

Significant unobservable inputs used in the fair value measurement of common stock warrant liability using a binomial lattice model include the exercise multiple and expected term. Significant increases in the exercise multiple or a significant decrease in the expected term would result in a decrease in the estimated fair value of common stock warrant liability. Significant decreases in the exercise multiple or a significant increase in the expected term would result in an increase in the estimated fair value of common stock warrant liability.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of:

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
ASSETS
Continuing Operations:
Cash and cash equivalents	$52,688	$52,688	$52,439	$52,439
Investment securities, available for sale	8,116	8,116	4,991	4,991
Loans receivable, net	5,478	5,478	3,750	3,750
Preferred stock	800	800	—	—

Discontinued Operations:
Cash and cash equivalents	117	117	117	117
FHLB stock	2,051	2,051	2,051	2,051
Loans held for sale, net	26,000	26,000	32,700	32,700
Commercial real estate investments	110	110	231	231
Note receivable	—	—	1,861	1,861

LIABILITIES
Continuing Operations:
Lines of credit	$3,066	$3,066	$5,116	$5,116
Contingent consideration	3,671	3,671	3,597	3,597
Long-term debt	51,413	42,346	51,613	42,036
Common stock warrant liability	1,400	1,400	1,403	1,403

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at March 31, 2012 and December 31, 2011:

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

Loans receivable, net

Loans receivable, net, consists of commercial real estate loans, commercial lines of credit, commercial term notes and purchased credit-impaired commercial term loans. The fair value of commercial real estate loans and commercial lines of credit consider estimated credit losses and variable interest rates, which approximate market interest rates.

The fair value of the commercial term note is based on a discounted cash flow analysis, which includes assumptions about the amount and timing of expected future cash flows, discounted at rates that reflect the inherent credit, liquidity and uncertainty risks associated with the underlying borrower.

The fair value of purchased credit-impaired commercial term loans is based on a discounted cash flow analysis utilizing assumptions, including interest rates that approximate market rates and the amount and timing of expected cash flows and other recoveries.

Preferred stock

The fair value of preferred stock is based on a discounted cash flow analysis, which includes assumptions about the amount and timing of expected future cash flows for dividends and the estimated redemption value, discounted at rates that reflect the inherent noncontrol, liquidity and uncertainty risks associated with the underlying issuer.

FHLB stock

Federal Home Loan Bank (“FHLB”) stock is recorded at cost. Fremont’s former primary operating subsidiary, Fremont Investment & Loan (“FIL”), was previously a member of the FHLB of San Francisco. Sales of these securities are at par value with the issuer and can be redeemed at the five year maturity of the surrender of FIL’s charter. The fair value of investments in FHLB stock is equal to the carrying amount.

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

Note receivable

The note receivable is a short-term note received in connection with the sale of commercial real estate investments. The fair value of the note receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty. The note receivable matured and was repaid during the first quarter of 2012.

Lines of credit

Lines of credit are short-term in nature and carrying value is considered to approximate fair value.

Contingent consideration

The fair value of contingent consideration is based on the Company’s expectation of future operating results and includes assumptions related to discount rates and probabilities of various projected operating result scenarios.

Long-term debt

Long-term debt includes Notes Payable, Term Loan and Seller Notes. The fair value of Notes Payable is based on quoted market prices. The fair value of the Term Loan is based on the market characteristics of the loan terms, including a variable interest rate, principal amortization and maturity date, generally consistent with market terms. The fair value of the Seller Notes is based on the market characteristics of the loan terms, scheduled and accelerated principal amortization and maturity date, generally consistent with market terms.

Common stock warrant liability

The fair value of the common stock warrant liability is based on a lattice option pricing model that utilizes various assumptions, including expected term, volatility, risk-free interest rate, share issuance frequency and exercise price.

NOTE 13 — OPERATIONS BY REPORTABLE SEGMENT

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

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended March 31, 2012:
Revenues	$870	$7,843	$198	$163	$(302)	$8,772	$3,532	$12,304
Expenses	157	6,675	289	4,636	(302)	11,455	1,867	13,322
Other income (expense)	—	(73)	(1)	3	—	(71)	—	(71)

Earnings (loss) before reorganization items, net and income taxes	713	1,095	(92)	(4,470)	—	(2,754)	1,665	(1,089)
Reorganization items, net	—	—	—	95	—	95	13	108

Earnings (loss) before income taxes and earnings attributable to noncontrolling interest	713	1,095	(92)	(4,565)	—	(2,849)	1,652	(1,197)
Income tax expense (benefit)	19	438	3	(411)	—	49	—	49

Net earnings (loss)	694	657	(95)	(4,154)	—	(2,898)	1,652	(1,246)
Earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$694	$657	$(95)	$(4,154)	$—	$(2,898)	$1,652	$(1,246)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended March 31, 2011:
Revenues	$166	$—	$546	$3	$(13)	$702	$1,566	$2,268
Expenses	—	—	434	2,731	(13)	3,152	3,385	6,537
Other income (expense)	—	—	281	801	—	1,082	—	1,082

Earnings (loss) before reorganization items, net and income taxes	166	—	393	(1,927)	—	(1,368)	(1,819)	(3,187)
Reorganization items, net	—	—	—	499	—	499	—	499

Earnings (loss) before income taxes and earnings attributable to noncontrolling interest	166	—	393	(2,426)	—	(1,867)	(1,819)	(3,686)
Income tax expense (benefit)	2	—	(101)	—	—	(99)	587	488

Net earnings (loss)	164	—	494	(2,426)	—	(1,768)	(2,406)	(4,174)
Earnings attributable to noncontrolling interest	—	—	40	—	—	40	—	40

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$164	$—	$454	$(2,426)	$—	$(1,808)	$(2,406)	$(4,214)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
At March 31, 2012	$21,625	$37,978	$1,678	$66,123	$(20,488)	$106,916	$32,249	$139,165
At December 31, 2011	16,630	39,428	1,735	62,608	(18,783)	$101,618	41,400	143,018
Segment liabilities:
At March 31, 2012	$10,977	$28,477	$2,405	$43,732	$(20,488)	$65,103	$10,759	$75,862
At December 31, 2011	9,411	30,582	2,367	44,068	(18,783)	$67,645	11,536	79,181

NOTE 14 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

	December 31,	December 31,
(Dollars in thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$117	$117
FHLB stock	2,051	2,051
Loans held for sale, net	26,000	32,700
Commercial real estate investments	110	231
Note receivable	—	1,861
Real estate owned, net	2,000	3,966
Other assets	1,971	474

Total assets of discontinued operations	$32,249	$41,400

Repurchase reserve	$8,250	$8,500
Accrued expenses and other liabilities	2,509	3,036

Total liabilities of discontinued operations	$10,759	$11,536

Statements of Operations of Discontinued Operations

	December 31,	December 31,
	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Revenues:
Interest	$891	$1,116
Gain on loans held for sale	3,121	571
Loss on real estate owned, net	(364)	(386)
Other, net	(116)	265

Total revenues	3,532	1,566

Expenses:
Compensation	21	702
Professional fees	1,504	1,562
Other	342	1,121

Total expenses	1,867	3,385

Earnings (loss) from discontinued operations before reorganization items, net and income taxes	1,665	(1,819)
Reorganization items, net	13	—

Earnings (loss) from discontinued operations before income taxes	1,652	(1,819)
Income tax expense	—	587

Earnings (loss) from discontinued operations	$1,652	$(2,406)

Cash and cash equivalents

Cash and cash equivalents, held in non-interest bearing deposit accounts, totaled $0.1 million at March 31, 2012 and December 31, 2011.

Loans held for sale, net

Loans held for sale are comprised of residential real estate loans and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years. The loans were generally made to borrowers who do not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime.”

The following table details the residential real estate loans held for sale as of:

	December 31,	December 31,
(Dollars in thousands)	March 31, 2012	December 31, 2011
Unpaid principal balance	$57,927	$86,405
Net deferred direct origination costs	112	139

Loans held for sale before valuation allowance	58,039	86,544
Valuation allowance	(32,039)	(53,844)

Loans held for sale, net	$26,000	$32,700

Principal balance of loans held for sale on nonaccrual status	$12,262	$37,176

At March 31, 2012 and December 31, 2011, nonaccrual loans as a percentage of outstanding unpaid principal balances were 21% and 43%, respectively. There were no loans greater than 90 days past due and accruing interest at March 31, 2012 and December 31, 2011.

A valuation allowance is maintained to adjust the loans to the lower of cost or estimated fair value. Provisions (recoveries) are recorded in gain on loans held for sale in the statements of operations of discontinued operations.

On March 30, 2012, the Company sold of a majority of its non-performing residential real estate loans held for sale. The loans, with an unpaid principal balance of $27.6 million, were sold for $9.3 million and resulted in a $1.0 million gain. Cash proceeds of $7.7 million were received at the closing, along with a $1.6 million payment receivable, which was collected from the purchaser in April 2012.

In April 2012, the Company changed its intent related to its performing subprime residential loans from held for sale to held for investment. As a result, certain loans held for sale within discontinued operations were transferred at the lower of cost or fair value to loans held for investment within our Signature Special Situations segment in continuing operations.

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

Loans included in commercial real estate investments are recorded at the lower of aggregate cost or estimated fair value. Investments in partnerships are recorded under the equity method and are periodically assessed for impairment. Commercial real estate investments consisted of the following as of:

	December 31,	December 31,
(Dollars in thousands)	March 31, 2012	December 31, 2011
Loans	$42	$150
Investments in partnerships	68	81

Total commercial real estate investments	$110	$231

During the three months ended March 31, 2012 and 2011, the Company recognized impairment of $0.1 million and zero, respectively on commercial real estate investments.

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

Real estate owned, net

REO consists of residential property acquired through or in lieu of foreclosure on loans secured by residential real estate. REO is reported in the financial statements at the lower of cost or estimated net realizable value. REO consisted of the following as of:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate owned	$2,722	$4,506
Valuation allowance	(722)	(540)

Real estate owned, net	$2,000	$3,966

Gain (loss) on real estate owned, net, including provisions for losses, gain or loss on dispositions and other expenses, were $0.4 million during the three months ended March 31, 2012 and 2011.

Repurchase reserve

The repurchase reserve represents the Company’s estimated liability the Company has for material breaches of representations and warranties on loans previously sold by Fremont, and includes estimates for both known and unknown claims. The reserve is based on recent repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. The estimated losses due to loan repurchases are ultimately realized as loan valuation adjustments. At the point the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve. Provisions and recoveries of provisions for the repurchase reserve are charged against gain on loans held for sale in the statements of operations of discontinued operations. The estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate.

At March 31, 2012 and December 31, 2011, repurchase reserves totaled $8.3 million and $8.5 million, respectively. Recoveries of provisions for repurchases were $0.2 million and zero for the three months ended March 31, 2012 and 2011, respectively. There were no new repurchase claims received or settlements of outstanding repurchase claims during the three months ended March 31, 2012.

Income taxes

Income tax expense was zero and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Refer to Note 10—Income Taxes for additional information regarding income taxes.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) in the California Superior Court, County of Los Angeles. On February 3, 2010, Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. Signature is appealing the judgment. Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the court. The appeal has been fully briefed by each party. A hearing date was held on May 8, 2012 and no additional information is available.

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

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1). On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 50 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter was removed to the U.S. District Court in Massachusetts, but the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts, which was approved on August 19, 2011. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. On March 14, 2012 the Court denied the Motion to Dismiss. The defendants will next be filing a Motion to Dismiss for failure to state a claim. FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al. (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 30 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 70 RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006. The defendants removed the matter to the U.S. District Court in Massachusetts and the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts. In August 2011, in light of the ruling on remand in Cambridge Matter #1, the matter was remanded back to the Superior Court in the Commonwealth of Massachusetts by stipulation. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. On March 14, 2012 the Court denied the Motion to Dismiss. The defendants will next be filing a Motion to Dismiss for failure to state a claim. FMSC intends to defend itself vigorously in this matter.

National Credit Union Administration v. RBS Securities, et al. On June 20, 2011, The National Credit Union Administration (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of 29 RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. The motion has been fully briefed by both parties. No hearing date has been set. FMSC intends to defend itself vigorously in this matter.

Cambridge and NCUA Defense, Indemnity and Contribution Matters. In addition to the Cambridge and NCUA lawsuits, the Company, as successor to FIL, and FMSC have received several demands for defense, indemnity and contribution in the Cambridge and NCUA actions as well as other RMBS actions in which the Company or its subsidiaries are not named defendants. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or its subsidiaries.

Kingstown/McIntyre Matters. On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedule 13D’s indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in connection with the Shareholder Group’s intention to nominate a slate of directors for election to the Company’s Board of Directors (the “Board”) at its next annual meeting of shareholders.

As a result of the formation of the Shareholder Group, the Board continues to evaluate whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in the Rights Agreement) and if such determination is made, whether a Distribution Date (as defined in the Rights Agreement) for the distribution of rights under and pursuant to the Rights Agreement will occur. The Company previously announced that the Board had extended the date by which such determinations needed to be made until May 30, 2012.

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

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. As of March 31, 2012, there remained one outstanding bankruptcy professional fee dispute from one firm which amounted to $1.2 million. On May 6, 2011, the California Federal Bankruptcy Court took this dispute under submission. A ruling has not yet been made. On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application.

Unpaid Claims. As of March 31, 2012, there remained $7.3 million in open claims filed with the California Federal Bankruptcy Court (the “Unpaid Claims”), comprised of $6.9 million in claims by five former employees and $0.4 million in contract claims. During the first quarter the Court disallowed $2.7 million in claims filed subsequent to the date Signature emerged from bankruptcy and after the claims bar date and $0.4 million in contract claims. Since March 31, 2012, Signature settled three former employee claims aggregating $1.8 million for $15 thousand, and the California Federal Bankruptcy Court disallowed another $0.4 million in contract claims, leaving $5.1 million in Unpaid Claims as of the date of this filing, all from two claims by former employees. The Company has objected to these remaining Unpaid Claims and intends to vigorously contest them in the California Federal Bankruptcy Court.

NOTE 16 — SUBSEQUENT EVENTS

Transfer of Residential Loans Held for Sale to Continuing Operations

In April 2012, the Company changed its intent related to its performing subprime residential loans from held for sale to held for investment. As a result, certain loans held for sale within discontinued operations were transferred at the lower of cost or fair value to loans held for investment within Signature Special Situations segment in continuing operations.

Amended and Restated Bylaws and 2012 Annual Meeting

On April 26, 2012, the Board adopted Amended and Restated Bylaws (the “Bylaws”) to provide for (i) amendments to Article 2, Sections 2.10(c) and 2.12(b) of the Bylaws to establish procedures in the event an annual meeting of stockholders was not held by the Company in the previous year, and which will therefore apply to the Company’s 2012 annual meeting of stockholders, for (a) stockholders to submit to the Company nominations of individuals for election to the Board at an annual meeting of stockholders and (b) stockholders to submit proposals to be discussed and considered at an annual meeting of stockholders, and (ii) additional technical amendments in other sections of the Bylaws that, among other things, correct section references and references to governing law and make other non-substantive revisions.

Repurchase of Notes Payable

On May 10, 2012, Signature repurchased $1.8 million of the Notes Payable for approximately $1.4 million, reflecting a discount of $0.4 million from the principal amount of the Notes Payable. As of May 14, 2012, $37.2 million of the Notes Payable remained outstanding. See Note 8—Debt for additional information regarding the Notes Payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included in Signature Group Holdings, Inc.’s (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in the Annual Report under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

Signature is a diversified business and financial services enterprise with principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, North American Breaker Co., LLC (“NABCO”) and Cosmed, Inc. (“Cosmed”). We anticipate that we will continue to use our cash and other financial assets to grow the Company into a profitable enterprise by completing additional acquisitions of operating businesses, as well as expanding the “Signature Special Situations” financial services business unit, which is described herein.

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

Our operations include a discontinued operations segment, where we hold and are managing certain assets and liabilities related to the former businesses of the Company, then known as Fremont, including a portfolio of subprime residential real estate mortgages, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims (“Legacy Assets and Liabilities”). The Legacy Assets and Liabilities are being managed to maximize cash recoveries and limit our costs and exposures to the Company.

We have been and continue to reposition our business after a two year bankruptcy reorganization process from which we emerged in June 2010. During the bankruptcy period, Fremont’s operations focused on maximizing the value of its assets, which included the liquidation and sale of certain assets, and minimizing its costs and liabilities through the negotiation and resolution of litigation, loan repurchase claims and other claims. In particular, Fremont managed its remaining residential and commercial loan portfolios, commercial real estate investments and other assets. Accordingly, the Company’s results of operations include reorganization items, which are direct costs incurred by Fremont operating as a debtor-in-possession during bankruptcy proceedings. These items include professional fees, trustee fees and other expenses directly related to the bankruptcy filing, and gains or losses resulting from activities of the reorganization process offset by interest earned on cash accumulated while in bankruptcy.

Operating Segments

The presentation set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s consolidated financial statements present the Company’s financial condition and results of operations by operating segment. Until the Legacy Assets and Liabilities are monetized, whether through sale, collection, settlement or other means, and we resolve any liabilities associated thereto, we will report our results of operations under both continuing and discontinued segment classifications. All of our activities related to our operating subsidiaries and our growth strategies, as well as ongoing, general corporate functions are included in the continuing operating segment. All of our activities related to the Legacy Assets and Liabilities, as well as the prosecution and defense of litigation matters related to Fremont’s prior business activities are included in the discontinued operating segment.

Continuing Operations: At March 31, 2012, Signature’s continuing operations had approximately $106.9 million in assets, or 77% of our total assets. Our continuing operations consist of three operating units, NABCO, Cosmed and Signature Special Situations, as discussed below.

NABCO

The largest operating unit by revenue, NABCO is a wholly owned subsidiary whose results of operations have been consolidated into Signature’s since July 29, 2011, the date of acquisition. Headquartered in Burbank, California, NABCO is one of the largest independent suppliers of circuit breakers in the country. Circuit breakers are critical safety devices used in virtually all residential, commercial and industrial structures and many large electrical power systems. The electrical power system in the United States is characterized by an aging infrastructure and largely reflects technology developed in the 1950’s or earlier. According to the United States Department of Energy, it is estimated that 60% of circuit breakers in operation are more than 30 years old. Circuit breakers automatically shut off an electrical circuit when the flow of electricity increases above a safe level so that potentially serious damage, such as that caused by a fire, can be averted. Accordingly, when a circuit breaker is damaged, as a critical component for the overall electrical system, it must be replaced immediately. NABCO’s niche is focused on this replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. In furtherance of its strategy to be a single source supplier for its customers, NABCO began carrying a new product line, fusible panel switches, during the quarter ended March 31, 2012.

NABCO operates from five warehouse locations across the country. This national presence allows NABCO to service a broad section of its customer base with next day ground shipping, which provides a competitive advantage for the mission critical components it supplies. NABCO sells primarily to wholesale electrical distributors as opposed to end users like electricians and “do-it-yourself” business owners and homeowners. In 2011, NABCO served approximately 600 customers and shipped approximately 5,000 SKUs to over 3,000 customer locations nationwide. Its customer base includes many of the largest wholesale electrical distribution companies in the nation, who tend to carry a limited amount of circuit breaker inventory and use NABCO, and other circuit breaker distribution specialists like NABCO, as a just-in-time supplier. By providing industry-leading customer service, maintaining an extensive inventory, and offering same day shipping, NABCO has become a preferred supplier for most of its large wholesale electrical distributor customers.

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

Cosmed

As measured by revenue, Cosmed is the smallest operating unit in our continuing operations segment. Cosmed is a subsidiary we formed to consummate the acquisition of certain assets and the assumption of certain liabilities of Costru Company, LLC (“Costru”) in February 2011. Cosmed does business under the trade name CosmedicineTM and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The CosmedicineTM formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration and over-the-counter approved laboratory.

Historically, the Cosmedicine™ product line was only available through high-end retailers and specialty beauty boutiques. Beginning in 2009, Costru management attempted to reposition the business and grow sales by marketing its product line through the major mass market retailers of health and beauty products. Although Cosmed’s management continued having success in rolling-out its products into the mass merchandising channel, the products did not achieve sufficient sales volume to generate re-orders. Accordingly, Cosmed is no longer focusing on selling its products through mass merchants. Cosmedicine™ continues to be sold through a number of specialty health and beauty accounts as well as through certain specialty internet channels. Cosmed is in the process of re-focusing the Cosmedicine™ brand, and is considering private label and custom original equipment manufacturer arrangements to leverage its significant intellectual property and unique formulations. Additionally, Cosmed is seeking strategic partnerships in alternative sales platforms including, but not limited to, leading direct response and network marketing conglomerates. Signature owns 92% of the outstanding common stock of Cosmed, with the remaining 8% noncontrolling interest held by the former owners of Costru.

Signature Special Situations

Our Signature Special Situations operation primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance (“UPB”). We may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring and take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We also seek to acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases.

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

Discontinued Operations: At March 31, 2012, our discontinued operations had approximately $32.2 million in assets, or 23% of the Company’s total assets. The assets of our discontinued operations consisted primarily of a $57.9 million portfolio of subprime residential real estate loans, carried at the lower of cost or estimated fair value of approximately $26.0 million and $2.0 million in real estate owned, net (“REO”), carried at net realizable value, which is the result of foreclosure actions associated with the subprime residential real estate loan portfolio.

Under our business strategy, we seek to maximize the value of the assets of our discontinued operations and expect to redeploy the proceeds in our continuing operations. During the three months ended March 31, 2012, we generated approximately $11.5 million of cash from discontinued operations assets primarily through the sale of $27.6 million of our sub-performing and non-performing subprime residential real estate loan portfolio, sales of $1.1 million of REO and the collection of a $1.9 million note receivable. Additionally, during the three months ended March 31, 2012, the Company recognized $0.9 million of interest income and $0.6 million of principal payments from our subprime residential real estate loan portfolio.

Our performing subprime residential real estate loans, which we define as current and those less than 60 days past due status, have a UPB of approximately $45.6 million at March 31, 2012, and have a weighted average seasoning of 69 months. Of our $0.9 million in interest income during the three months ended March 31, 2012, approximately 81% was associated with our performing loans, which equates to a current yield of approximately 12.91% based upon the average carrying value of our performing loan portfolio. In April 2012, the Company changed its intent related to its performing subprime residential loans from held for sale to held for investment. As a result, certain loans held for sale within discontinued operations were transferred at the lower of cost or fair value to loans held for investment within Signature Special Situations in continuing operations.

During the three months ended March 31, 2012, we sold nine REO properties and generated net cash recoveries, after fees and expenses, of approximately $1.3 million, resulting in net gains of $0.2 million. We believe our ongoing efforts to monetize REO properties through individual sales is economically superior to other alternatives, such as a bulk sales or joint venture arrangements and results in superior recoveries for the Company. Additionally, we believe our analysis adds value to our REO properties prior to sale by identifying cost effective repair efforts to damaged REO properties where we determine that the return on the investment for such repairs is justified, as well as through insurance claims on damaged REO properties, when appropriate. We believe that our hands-on approach in evaluating each REO property is the appropriate value maximizing strategy at this time. Our residential real estate loans and REO are managed by a third-party, whose efforts are overseen by our staff.

The largest liability in our discontinued operations is our residential loan repurchase reserve. At March 31, 2012, the repurchase reserve liability was $8.3 million. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties provided by Fremont Investment & Loan (“FIL”), Fremont’s former California industrial bank subsidiary, to counterparties that had purchased the residential real estate loans FIL predominantly originated from 2002 through 2007. Management estimates the likely range of potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. There were no repurchase claims received during the three months ended March 31, 2012. The estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate. Our total outstanding repurchase claims at March 31, 2012 were approximately $101.7 million. Of our outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than 36 months in the case of approximately $65.8 million in claims, or 64.6% of total claims outstanding;

•	for more than 24 months, but less than 36 months, in the case of approximately $6.1 million in claims, or 6.0% of total claims outstanding;

•	for more than 12 months, but less than 24 months, in the case of approximately $29.3 million in claims, or 28.8% of total claims outstanding; and

•	for more than 6 months, but less than 12 months, in the case of approximately $0.6 million in claims, or 0.6% of total claims outstanding.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities. As of March 31, 2012, the Company was involved in sixty-two defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter because it was the originator of the mortgage. We are also involved in five defensive cases involving Fremont’s securitization transactions and three defensive cases involving former Fremont executives seeking severance claims.

Signature is also a plaintiff in eight cases related to mortgage fraud, whose activities account for a significant portion of the Company’s professional expenses, included in the discontinued operations statements of operations for the three months ended March 31, 2012.

Material Weakness in Internal Control Over Financial Reporting

As of March 31, 2012, the Company’s internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2011 had not been fully remediated. The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness. Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company believes that the financial statements contained in this Form 10-Q and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, fairly and accurately present the financial position, results of operations and cash flows for each of the periods presented, in all material respects.

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

These policies govern (i) fair value measurements, (ii) revenue recognition, (iii) purchased credit-impaired loans, (iv) business combinations, (v) inventories, (vi) goodwill and intangible assets, (vii) common stock warrant liability, (viii) income taxes, (ix) accounting for reorganizations, (x) discontinued operations, (xi) loans held for sale, net, (xii) real estate owned, net, and (xiii) guarantees (repurchase reserves). On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Q1 2012 Highlights

On March 30, 2012, we closed the sale of a majority of our sub-performing and non-performing residential real estate loans held for sale in a whole loan sale transaction. We sold $27.6 million in UPB for net proceeds totaling $9.3 million resulting in a $1.0 million gain. Cash proceeds of $7.7 million were received at the closing, along with a $1.6 million payment receivable, which was collected in April 2012. Following the completion of the whole loan sale, our residential real estate loan portfolio has been reduced to $57.9 million in UPB and a net carrying value of $26.0 million at March 31, 2012.

Three Months Ended March 31, 2012

The following is a summary of significant operating results for the three months ended March 31, 2012.

•	Net loss attributable to Signature Group Holdings, Inc. decreased $3.0 million to $1.2 million, as compared to a $4.2 million loss for the three months ended March 31, 2011.

•	Loss from continuing operations increased $1.1 million to $2.9 million for the three months ended March 31, 2012, as compared to a loss of $1.8 million for the comparable 2011 period.

•	Earnings from discontinued operations, net of income taxes, improved to $1.7 million for the three months ended March 31, 2012, as compared to a loss of $2.4 million for the comparable 2011 period.

•	Revenues from continuing operations increased to $8.8 million for the three months ended March 31, 2012, as compared to $0.7 million for the comparable 2011 period.

•	Expenses increased to $11.5 million for the three months ended March 31, 2012, as compared to $3.2 million for the comparable 2011 period.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents selected components of the Company’s consolidated statements of operations for the three months ended March 31, 2012 and 2011.

	$(10,246)	$(10,246)
	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Revenues	$8,772	$702
Expenses	11,455	3,152
Other income (expense)	(71)	1,082

Loss from continuing operations before reorganization items, net and income taxes	(2,754)	(1,368)
Reorganization items, net	95	499

Loss from continuing operations before income taxes	(2,849)	(1,867)
Income tax expense (benefit)	49	(99)

Loss from continuing operations	(2,898)	(1,768)
Earnings (loss) from discontinued operations, net of income taxes	1,652	(2,406)

Net loss	(1,246)	(4,174)
Earnings attributable to noncontrolling interest	—	40

Net loss attributable to Signature Group Holdings, Inc.	$(1,246)	$(4,214)

Three months ended March 31, 2012 compared to three months ended March 31, 2011

General

Net loss attributable to Signature Group Holdings, Inc. decreased $3.0 million to $1.2 million for the three months ended March 31, 2012, as compared to $4.2 million for the three months ended March 31, 2011. The decrease in our net loss is primarily related to an increase in earnings from discontinued operations, net of income taxes of $4.1 million, partially offset by a $1.1 million increase in loss from continuing operations.

Loss from continuing operations

Loss from continuing operations increased $1.1 million to $2.9 million for the three months ended March 31, 2012, as compared to $1.8 million for the three months ended March 31, 2011. The increase in the loss is primarily related to an $8.3 million increase in expenses and a $1.2 million decrease in other income, partially offset by an $8.1 million increase in revenues. See “Review of Operating Segments Results of Operations” below for additional detail.

Earnings (loss) from discontinued operations, net of income taxes

Earnings from discontinued operations, net of income taxes increased $4.1 million to earnings of $1.7 million for the three months ended March 31, 2012, as compared to a loss of $2.4 million for the three months ended March 31, 2011. The increase in earnings is primarily related to a $2.0 million increase in revenues and a $1.5 million decrease in expenses. See “Review of Operating Segments Results of Operations—Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	December 31,	December 31,
	March 31,	December 31,
(Dollars in the thousands)	2012	2011
Cash and cash equivalents	$52,688	$52,439
Investment securities, available for sale	8,116	4,991
Loans receivable, net	5,478	3,750
Trade and other receivables, net	3,925	4,112
Inventories	9,579	8,681
Intangible assets, net	6,365	6,978
Goodwill	18,180	18,180
Other assets	2,585	2,487
Assets of discontinued operations	32,249	41,400

TOTAL ASSETS	$139,165	$143,018

Lines of credit	$3,066	$5,116
Accrued expenses and other liabilities	5,553	5,916
Contingent consideration	3,671	3,597
Long-term debt	51,413	51,613
Common stock warrant liability	1,400	1,403
Liabilities of discontinued operations	10,759	11,536

TOTAL LIABILITIES	75,862	79,181
TOTAL SHAREHOLDERS’ EQUITY	63,303	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,165	$143,018

March 31, 2012 compared to December 31, 2011

General

Total assets decreased by $3.9 million, or 2.7%, to $139.2 million at March 31, 2012 from $143.0 million at December 31, 2011. The decrease in total assets is primarily the result of a $9.2 million decrease in assets of discontinued operations, partially offset by a $3.1 million increase in investment securities, available for sale, a $1.7 million increase in loans receivable, net and a $0.9 million increase in inventories. Total liabilities decreased by $3.3 million, or 4.2%, to $75.9 million at March 31, 2012, from $79.2 million at December 31, 2011. The decrease in total liabilities is primarily the result of a $2.1 million decrease in lines of credit, a $0.8 million decrease in liabilities of discontinued operations and a $0.4 million decrease in accrued expenses and other liabilities.

Total shareholders’ equity decreased to $63.3 million at March 31, 2012, from $63.8 million at December 31, 2011. The $0.5 million decrease in shareholders’ equity is primarily related to the $1.2 million net loss for the three months ended March 31, 2012, which is discussed in more detail above under “Results of Consolidated Operations,” partially offset by $0.4 million of amortization of share-based compensation and $0.4 million of changes in accumulated other comprehensive income related to unrealized gains on investment securities, available for sale.

Cash and cash equivalents

Cash and cash equivalents increased $0.2 million to $52.7 million at March 31, 2012, from $52.4 million at December 31, 2011. The $0.2 million increase was primarily due to $7.7 million in cash proceeds received from the sale of the majority of our sub-performing and non-performing residential real estate loans held for sale, $1.9 million in proceeds from the collection of a note receivable and $1.3 million in net proceeds received from the sale of REO all within discontinued operations. The increase in cash was partially offset by the purchase of corporate bonds with a par value of $6.2 million for $2.6 million, an increase of $2.2 million in loans receivable related to additional advances, net of repayments, on a secured revolving line of credit, repayments of $2.1 million in debt associated with outstanding lines of credit and the payment of expenses associated with the $1.2 million net loss for the three months ended March 31, 2012.

Investment securities, available for sale

Investment securities, available for sale increased $3.1 million to $8.1 million at March 31, 2012, from $5.0 million at December 31, 2011. The increase was primarily due to the purchase of corporate bonds with a par value of $6.2 million for $2.6 million. Additionally, the increase was attributable to a $0.4 million increase in the fair value of corporate bonds at March 31, 2012.

Loans receivable, net

Loans receivable, net increased $1.7 million to $5.5 million at March 31, 2012, from $3.8 million at December 31, 2011. The increase was primarily due to advances, net of repayments, of $2.0 million under a revolving line of credit. The increase was partially offset by a $0.4 million decrease in loans receivable related to the surrender of assets in partial satisfaction of a purchased credit-impaired term loan with a carrying value of $0.8 million, offset by providing a $1.0 million term note at an estimated fair value of $0.4 million.

Inventories

Inventories increased $0.9 million to $9.6 million at March 31, 2012, from $8.7 million at December 31, 2011, primarily due to a $1.0 million increase in electrical component inventory at NABCO, partially offset by a $0.1 million decrease in skin care product inventory at Cosmed. At March 31, 2012, inventories included $0.1 million of reserves for obsolete, damaged and slow-moving inventory, as compared to $0.3 million at December 31, 2011.

Intangible assets, net

Intangible assets, net decreased $0.6 million to $6.4 million at March 31, 2012 from $7.0 million at December 31, 2011. The decrease was due to amortization of identifiable intangible assets during the three months ended March 31, 2012. The identifiable intangible assets include product formulations, trademarks and trade names, customer relationships and domain names related to the Cosmed and NABCO business combination transactions completed in 2011.

Lines of credit

Lines of credit decreased $2.1 million to $3.1 million at March 31, 2012, from $5.1 million at December 31, 2011. The decrease was the result of repayments on NABCO’s line of credit.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $0.4 million to $5.6 million at March 31, 2012, from $5.9 million at December 31, 2011. The decrease is primarily attributable to a $0.6 million decrease in accrued expenses and trade payables, partially offset by a $0.2 million increase in accrued payroll and benefits and a $0.1 million increase in income taxes payable.

Contingent consideration

Contingent consideration increased $0.1 million to $3.7 million at March 31, 2012, from $3.6 million at December 31, 2011. An estimated liability for contingent consideration was recorded as a result of the NABCO acquisition. The former NABCO shareholders may earn contingent consideration of up to $4.0 million; subject to the achievement of certain Adjusted EBITDA milestones for the fiscal year ended December 31, 2012.

In connection with the Cosmed business combination, Cosmed is obligated to make a contingent consideration payment of up to $5.0 million, subject to an annualized revenue target of $60.0 million being achieved over any three month period within 36 months of the acquisition date, or if the Company sells Cosmed for at least $60.0 million during a specified time period, not to exceed 39 months from the acquisition date. At both the acquisition date and at March 31, 2012, management determined the fair value of this contingent consideration to be zero, based upon current and projected revenues over the requisite earnout period.

The estimated fair value of contingent consideration is based on the Company’s expectation about future operating results and includes assumptions related to discount rates and probabilities assigned to various profitability scenarios. Any change in estimated fair value of contingent consideration is recorded in other income (expense) in the Company’s consolidated statements of operations.

Long-term debt

Long-term debt decreased $0.2 million to $51.4 million at March 31, 2012, from $51.6 million at December 31, 2011. The decrease was related to a $0.2 million contractual principal repayment on NABCO’s term debt (the “Term Loan”)

associated with a financing transaction, under which NABCO originally borrowed $8.0 million on the Term Loan. The Term Loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum, which is equivalent to 5.00% at March 31, 2012.

Assets and liabilities of discontinued operations

Assets of discontinued operations decreased to $32.2 million at March 31, 2012, from $41.1 million at December 31, 2011. Liabilities of discontinued operations decreased to $10.8 million at March 31, 2012, from $11.5 million at December 31, 2011. See “Review of Operating Segments Financial Condition—Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following table presents revenues, expenses and net earnings (loss) and other key financial measures from our operating segments for the three months ended March 31, 2012 and 2011. Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Our fourth operating segment consists of our discontinued operations. Results of operations and other financial measures that are not included in our four primary operating segments are included in corporate and other in the tables below.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	$11,455	$11,455	$11,455	$11,455	$11,455	$11,455	$11,455	$11,455
(Dollars in thousands)	Signature Special Situtations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended March 31, 2012:
Net sales	$—	$7,843	$198	$—	$—	$8,041	$—	$8,041
Interest	870	—	—	163	(302)	731	891	1,622
Gain on loans held for sale	—	—	—	—	—	—	3,121	3,121
Other, net	—	—	—	—	—	—	(480)	(480)

Total revenues	870	7,843	198	163	(302)	8,772	3,532	12,304

Cost of goods sold	—	4,818	129	—	—	4,947	—	4,947
Selling, general and administrative	1	251	51	516	—	819	342	1,161
Compensation	—	516	(1)	1,709	—	2,224	21	2,245
Professional fees	11	186	17	1,533	—	1,747	1,504	3,251
Amortization of intangibles	—	587	18	—	—	605	—	605
Interest	145	317	75	878	(302)	1,113	—	1,113

Total expenses	157	6,675	289	4,636	(302)	11,455	1,867	13,322
Other income (expense)	—	(73)	(1)	3	—	(71)	—	(71)

Earnings (loss) before reorganization items, net and income taxes	713	1,095	(92)	(4,470)	—	(2,754)	1,665	(1,089)
Reorganization items, net	—	—	—	95	—	95	13	108

Earnings (loss) before income taxes and earnings attributable to noncontrolling interest	713	1,095	(92)	(4,565)	—	(2,849)	1,652	(1,197)
Income tax expense (benefit)	19	438	3	(411)	—	49	—	49

Net earnings (loss)	694	657	(95)	(4,154)	—	(2,898)	1,652	(1,246)
Earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$694	$657	$(95)	$(4,154)	$—	$(2,898)	$1,652	$(1,246)

	$11,455	$11,455	$11,455	$11,455	$11,455	$11,455	$11,455	$11,455
	Continuing Operations
(Dollars in thousands)	Signature Special Situtations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended March 31, 2011:
Net sales	$—	$—	$546	$—	$—	$546	$—	$546
Interest	166	—	—	3	(13)	156	1,116	1,272
Gain on loans held for sale	—	—	—	—	—	—	571	571
Other, net	—	—	—	—	—	—	(121)	(121)

Total revenues	166	—	546	3	(13)	702	1,566	2,268

Cost of goods sold	—	—	273	—	—	273	—	273
Selling, general and administrative	—	—	41	569	—	610	1,121	1,731
Compensation	—	—	54	225	—	279	702	981
Professional fees	—	—	16	1,060	—	1,076	1,562	2,638
Amortization of intangibles assets and liabilities	—	—	26	—	—	26	—	26
Interest	—	—	24	877	(13)	888	—	888

Total expenses	—	—	434	2,731	(13)	3,152	3,385	6,537

Other income (expense)	—	—	281	801	—	1,082	—	1,082

Earnings (loss) before reorganization items, net and income taxes	166	—	393	(1,927)	—	(1,368)	(1,819)	(3,187)
Reorganization items, net	—	—	—	499	—	499	—	499

Earnings (loss) before income taxes and earnings attributable to noncontrolling interest	166	—	393	(2,426)	—	(1,867)	(1,819)	(3,686)
Income tax expense (benefit)	2	—	(101)	—	—	(99)	587	488

Net earnings (loss)	164	—	494	(2,426)	—	(1,768)	(2,406)	(4,174)
Earnings attributable to noncontrolling interest	—	—	40	—	—	40	—	40

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$164	$—	$454	$(2,426)	$—	$(1,808)	$(2,406)	$(4,214)

Signature Special Situations

Signature Special Situations net earnings increased $0.5 million to $0.7 million for the three months ended March 31, 2012, as compared to $0.2 million for the year ended December 31, 2011. The increase is primarily related to a $0.7 million increase in interest income as a result of an increase in average interest-earning assets to $17.9 million for the three months ended March 31, 2012, as compared to $8.1 million for the three months ended March 31, 2011. The increase in revenues was partially offset by a $0.2 million increase in expenses primarily related to interest expense associated with intercompany loans used to partially fund Signature Special Situations’ operations.

NABCO

General

NABCO’s results of operations have been consolidated into the Company’s consolidated results of operations since the July 29, 2011 acquisition date. For the three months ended March 31, 2012, NABCO generated net earnings of $0.7 million, on $7.8 million in revenues and $6.7 million of operating expenses, including $0.6 million of amortization of identifiable intangible assets.

Revenues and other income (expense)

Revenues and other income (expense) from NABCO was $7.8 million, comprised primarily of $7.8 million of net sales, offset by $0.1 million of change in fair value of contingent consideration for the three months ended March 31, 2012.

Expenses

Total expenses from NABCO were $6.7 million for the three months ended March 31, 2012, comprised primarily of $4.8 million of costs of goods sold; $0.5 million of compensation expense; $0.6 million of amortization of intangibles; $0.3 million of interest expense; and $0.3 million in selling, general and administrative.

Cosmed

General

Cosmed’s results of operations have been consolidated into the Company’s consolidated results of operations since the February 18, 2011 acquisition date. For the three months ended March 31, 2012, Cosmed generated a net loss of $0.1 million, as compared to earnings of $0.5 million for the three months ended March 31, 2011. The $0.6 million reduction in earnings primarily related to a $0.3 million reduction in revenues and a $0.3 million reduction in other income (expense), partially offset by a $0.1 million reduction in expenses.

Revenues

Revenues decreased $0.3 million to $0.2 million for the three months ended March 31, 2012, as compared to $0.5 million for the three months ended March 31, 2011. The decrease is primarily related to a $0.3 million decrease in net sales as a result of Cosmed no longer focusing on sales through mass merchants.

Expenses

Total expenses decreased $0.1 million to $0.3 million for the three months ended March 31, 2012, as compared to $0.4 million for the three months ended March 31, 2011. The decrease is primarily related to a $0.1 million reduction in cost of goods sold associated with reduced net sales and reductions in compensation expense associated with restructuring of compensation arrangements for the three months ended March 31, 2012.

Corporate and Other

Amounts included in corporate and other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

General

The net loss reported in corporate and other increased by $1.7 million to $4.2 million for the three months ended March 31, 2012, as compared to a $2.4 million net loss for the three months ended March 31, 2011. The $1.7 million increase is primarily related to a $1.9 million increase in expenses and a $0.8 million decrease in other income, partially offset by a $0.4 million decrease in reorganization items, net and a $0.4 million increase in income tax benefit.

Revenues and other income (expense)

Revenues and other income (expense) from corporate and other decreased $0.6 million to $0.2 million for the three months ended March 31, 2012, as compared to $0.8 million for the three months ended March 31, 2011. The decrease is primarily related to a $0.8 million decrease in other income from a change in fair value of common stock warrant liability, partially offset by a $0.2 million increase in interest income primarily related to intercompany receivables.

Expenses

Total expenses increased $1.9 million to $4.6 million for the three months ended March 31, 2012, as compared to $2.7 million for the three months ended March 31, 2011. The increase is primarily related to a $1.5 million increase in compensation and a $0.5 million increase in professional fees.

Compensation

Compensation expense increased $1.5 million to $1.7 million for the three months ended March 31, 2012, as compared to $0.2 million for the three months ended March 31, 2011. The increase is primarily related to an increase in headcount and salaries and benefits of $1.4 million, due to the direct hiring of executives and employees in connection with the termination of the previous external management agreement during the third quarter of 2011. For the three months ended March 31, 2011, the Company had limited personnel as the Company was managed by an external management company. Additionally, there was an increase in share-based compensation expense of $0.3 million, associated with awards of our common stock to executive officers and independent directors.

Professional fees

Professional fees increased $0.5 million to $1.5 million for the three months ended March 31, 2012, as compared to $1.1 million for the three months ended March 31, 2011. The increase is primarily related to a $0.6 million increase in legal expenses associated with various corporate matters as well as a $0.4 million increase in audit fees related to the Company’s 2011 audit, offset by reductions in other professional services of $0.6 million.

Income tax benefit

Income tax benefit increased $0.4 million to $0.4 million for the three months ended March 31, 2012, as compared to zero for the three months ended March 31, 2011. The increase is primarily related to the utilization of net operating loss carryforwards.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the date of emergence from Chapter 11 bankruptcy proceedings. In accordance with FASB ASC 205-20, Presentation of Financial Statements—Discontinued Operations, earnings (loss) after income taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after earnings (loss) from continuing operations for all periods presented.

General

Earnings from discontinued operations, net of income taxes increased $4.1 million to $1.7 million for the three months ended March 31, 2012, as compared to a loss of $2.4 million for the three months ended March 31, 2011. The increase is primarily related to a $2.0 million increase in revenues, a $1.5 million decrease in expenses and a $0.6 million decrease in income tax expense.

Revenues

Revenues from discontinued operations increased $2.0 million to $3.5 million for the three months ended March 31, 2012, as compared to $1.6 million for the three months ended March 31, 2011. The increase in revenues is primarily related to a $2.6 million increase in gain on loans held for sale, partially offset by a $0.4 million reduction in other, net and a $0.2 million reduction in interest income.

Gain on loans held for sale

Gain on loans held for sale increased $2.6 million to $3.1 million for the three months ended March 31, 2012, as compared to $0.6 million for the three months ended March 31, 2011. The gain for the three months ended March 31, 2012 is primarily related to $1.7 million of lower of cost or market adjustments on loans held for sale and a $0.3 million reversal of provision for the repurchase reserve. The lower of cost or market adjustments were based on discounted cash flow analysis and third-party bids received. Additionally, the Company recorded a $1.0 million gain on the sale of $27.6 million in UPB of non-performing residential real estate loans related to a whole loan sale that closed in March 2012. The gain on loans held for sale for the three months ended March 31, 2011 was primarily related to a reversal of $0.6 million in provision for valuation allowance for loans held for sale primarily related to principal collections.

Other, net

Other, net decreased $0.4 million to a $0.5 million loss for the three months ended March 31, 2012, as compared to a $0.1 million loss for the three months ended March 31, 2011. The decrease is primarily due to a $0.3 million reduction in other revenues related to a decrease in gain on sale of assets and a $0.1 million increase in impairment charges on commercial real estate investments.

Expenses

Expenses decreased $1.5 million to $1.9 million for the three months ended March 31, 2012, as compared to $3.4 million for the three months ended March 31, 2011. The decrease in expenses is primarily related to a $0.8 million reduction in selling, general and administrative expenses and a $0.7 million reduction in compensation expense.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.8 million to $0.3 million for the three months ended March 31, 2012, as compared to $1.1 million for the three months ended March 31, 2011. The decrease is primarily related to a $0.4 million decrease in depreciation expense. Additionally, the decrease is related to a $0.2 million reduction of information technology expenses and a $0.1 million reduction in other loan related expenses. The decrease in information technology expense is due to reductions in personnel, office space and operating activities associated with discontinued operations. The decrease in other loan related expenses was due to reductions in servicing fees, servicing advances and other expenses associated with residential real estate loans held for sale.

Compensation

Compensation expense decreased $0.7 million to $21 thousand for the three months ended March 31, 2012, as compared to $0.7 million for the three months ended March 31, 2011. The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of March 31, 2012 and December 31, 2011. The Corporate and Other segment does not meet the definition of a segment as it contains parent company assets and liabilities that are not allocated to operating segments.

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
	Continuing Operations
(Dollars in thousands)	Signature Special Situtations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
March 31, 2012
Cash and cash equivalents	$239	$595	$73	$51,781	$—	$52,688	$117
Investment securities, available for sale	8,116	—	—	—	—	8,116	—
Loans receivable, net	5,478	—	—	—	—	5,478	—
Trade and other receivables, net	—	3,805	120	—	—	3,925	—
Inventories	—	8,757	822	—	—	9,579	—
Intangible assets, net	—	6,113	252	—	—	6,365	—
Goodwill	—	17,780	400	—	—	18,180	—
Deferred tax assets	—	—	—	1,791	(1,791)	—	—
Loans held for sale, net	—	—	—	—	—	—	26,000
Commercial real estate investments	—	—	—	—	—	—	110
Real estate owned, net	—	—	—	—	—	—	2,000
Intercompany receivable	6,553	14	—	10,668	(17,235)	—	—
Other assets	1,239	914	11	1,883	(1,462)	2,585	4,022

Total assets	$21,625	$37,978	$1,678	$66,123	$(20,488)	$106,916	$32,249

Lines of credit	$—	$3,066	$—	$—	$—	$3,066	$—
Accrued expenses and other liabilities	309	3,261	55	3,318	(1,462)	5,481	2,509
Contingent consideration	—	3,671	—	—	—	3,671	—
Long-term debt	—	12,413	—	39,000	—	51,413	—
Common stock warrant liability	—	—	—	1,400	—	1,400	—
Repurchase reserve	—	—	—	—	—	—	8,250
Deferred tax liabilities	—	1,863	—	—	(1,791)	72	—
Intercompany payable	10,668	4,203	2,350	14	(17,235)	—	—

Total liabilities	$10,977	$28,477	$2,405	$43,732	$(20,488)	$65,103	$10,759

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
	Continuing Operations
(Dollars in thousands)	Signature Special Situtations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2011
Cash and cash equivalents	$2,316	$2,168	$83	$47,872	$—	$52,439	$117
Investment securities, available for sale	4,991	—	—	—	—	4,991	—
Loans receivable, net	3,750	—	—	—	—	3,750	—
Trade and other receivables, net	—	4,073	13	26	—	4,112	—
Inventories	—	7,752	929	—	—	8,681	—
Intangible assets, net	—	6,708	270	—	—	6,978	—
Goodwill	—	17,780	400	—	—	18,180	—
Deferred tax assets	—	—	—	1,996	(1,996)	—	—
Loans held for sale, net	—	—	—	—	—	—	32,700
Commercial real estate investments	—	—	—	—	—	—	231
Real estate owned, net	—	—	—	—	—	—	3,966
Intercompany receivable	5,165	14	—	10,688	(15,867)	—	—
Other assets	408	933	40	2,026	(920)	2,487	4,386

Total assets	$16,630	$39,428	$1,735	$62,608	$(18,783)	$101,618	$41,400

Lines of credit	$—	$5,116	$—	$—	$—	$5,116	$—
Accrued expenses and other liabilities	109	3,077	174	3,395	(920)	5,835	3,036
Contingent consideration	—	3,597	—	—	—	3,597	—
Long-term debt	—	12,613	—	39,000	—	51,613	—
Common stock warrant liability	—	—	—	1,403	—	1,403	—
Repurchase reserve	—	—	—	—	—	—	8,500
Deferred tax liabilities	—	2,077	—	—	(1,996)	81	—
Intercompany payable	9,302	4,102	2,193	270	(15,867)	—	—

Total liabilities	$9,411	$30,582	$2,367	$44,068	$(18,783)	$67,645	$11,536

Signature Special Situations

At March 31, 2012, Signature Special Situations had $21.6 million in total assets and $11.0 million in total liabilities compared to $16.6 million in total assets and $9.4 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $2.1 million to $0.2 million at March 31, 2012, from $2.3 million at December 31, 2011. The decrease primarily relates to an increase of $2.0 million in loans receivable, net related to additional advances, net of repayments, on a secured revolving line of credit.

Investment securities, available for sale

Investment securities, available for sale increased $3.1 million to $8.1 million at March 31, 2012, from $5.0 million at December 31, 2011. The increase was primarily due to the purchase of $6.2 million of par value corporate bonds for $2.6 million. Additionally, the increase was attributable to a $0.4 million increase in the fair value of corporate bonds at March 31, 2012. At March 31, 2012, corporate bonds included (i) one security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million; (ii) two securities, from the same obligor, with an aggregate par value of $2.7 million, a coupon of 13% per annum and a maturity of October 2014, purchased for $2.0 million; and (iii) three securities, from the same obligor, with an aggregate par value of $6.2 million, a coupon of 13.25% per annum and a maturity of November 2015, purchased for $2.6 million. At December 31, 2011, corporate bonds included (i) one security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million and (ii) two securities, from the same obligor, with an aggregate par value of $2.7 million, a coupon of 13% per annum and a maturity of October 2014, purchased for $2.0 million.

Loans receivable, net

Loans receivable, net increased $1.7 million to $5.5 million at March 31, 2012, from $3.8 million at December 31, 2011. The increase was primarily due to advances, net of repayments, of $2.0 million in loans receivable associated with a secured line of credit. The increase was partially offset by a $0.4 million decrease in loans receivable related to the surrender of assets in partial satisfaction of a purchased credit-impaired term loan with a carrying value of $0.8 million, offset by providing a $1.0 million term note at an estimated fair value of $0.4 million. On March 31, 2012, the debtor surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets to Signature in full satisfaction of the obligations owed. Simultaneous with the asset surrender, the Company sold all of the assets to a new company majority-owned and controlled by the original founder of the business and certain members of management. In connection with the sale of assets, the Company provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and contingent consideration. The revolving line of credit is secured by the assets of the borrower, provides for maximum borrowings of $7.0 million, of which $3.2 million was initially drawn, has an interest rate of prime plus 2.75%, with a floor of 5.75% and matures on March 31, 2017. The term note in the amount of $1.0 million, is secured by the assets of the borrower, has an interest rate of prime plus 2.75%, with a floor of 5.75% and also matures on March 31, 2017. Interest on the revolving line of credit and term note are due monthly. Principal repayments on the revolving line of credit are subject to the borrowing base each period, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final principal payment on March 31, 2017 totaling the aggregate outstanding principal on that date. The preferred stock has a stated value of $2.0 million, earns a 4.00% cumulative preferred return, and is convertible into 45.0% of the common stock of the borrower on a fully diluted basis. The contingent consideration in the amount of $0.5 million will be paid should certain pretax income targets be achieved by the borrower in any fiscal year ending on or before December 31, 2016. Signature estimated the fair market value of each of the components of consideration received as of the date of the asset sale as follows: revolving line of credit—$3.2 million; term note—$0.4 million; preferred stock—$0.8 million; and contingent consideration—zero. No gain or loss was recognized in connection with the surrender and simultaneous sale of assets.

Additionally, loans receivable, net includes commercial real estate loans consisting of a participation interest in a pool of adjustable rate multi-family mortgage loans. Commercial real estate loans declined $0.1 million to $1.8 million at March 31, 2012, as compared to $1.9 million at December 31, 2011. The decrease is primarily related to principal payments received. As of March 31, 2012, nonaccrual loans totaled $51 thousand, or 2.7% of UPB, as compared to $38 thousand or 2.0% at December 31, 2011. The weighted average yield on these loans, representing annualized interest income as a percentage of the aggregate portfolio’s UPB was 6.01% for the three months ended March 31, 2012 as compared to 6.02% for the year ended December 31, 2011.

Intercompany receivable and payable

Intercompany receivables totaled $6.6 million at March 31, 2012, as compared to $5.2 million at December 31, 2011. The balance primarily relates to $4.0 million due from NABCO bearing interest at 10.00% per annum and $2.2 million due from Cosmed bearing interest at rates ranging from 10.00% to 12.00% per annum. Intercompany payables totaled $10.7 million at March 31, 2012, as compared to $9.3 million at December 31, 2011. The balance primarily relates to $10.5 million due to corporate and other, at a 5.00% interest rate per annum, to fund its operations. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

NABCO

NABCO’s assets and liabilities have been consolidated into the Company’s consolidated balance sheets since the July 29, 2011 acquisition date. At the acquisition date, the total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill of $17.8 million.

Cash and cash equivalents

Cash and cash equivalents decreased $1.6 million to $0.6 million at March 31, 2012, from $2.2 million at December 31, 2011. The decrease primarily relates to a $2.1 million decrease in lines of credit and a $0.2 million decrease in long-term debt associated with principal repayments. Offsetting the decrease was an increase in cash related to net sales and the collection of trade receivables.

Trade and other receivables

Trade and other receivables decreased $0.3 million to $3.8 million at March 31, 2012, from $4.1 million at December 31, 2011. The decrease relates to the collection of trade receivables including a $0.3 million reduction of past due accounts from increased collection efforts.

Inventories

Inventories increased $1.0 million to $8.8 million at March 31, 2012, from $7.8 million at December 31, 2011. The increase primarily relates to seasonal build-up and a new product introduction.

Intangible assets, net

In connection with the NABCO acquisition in July 2011, the Company recorded $8.1 million in identifiable intangible assets. Intangible assets, net decreased $0.6 million to $6.1 million at March 31, 2012, from $6.7 million at December 31, 2011. The decrease relates to amortization of customer relationships and trade names.

Cosmed

Cosmed’s assets and liabilities have been consolidated into the Company’s consolidated balance sheets since the February 18, 2011 acquisition date. At the acquisition date, the total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill of $0.4 million.

Trade and other receivables

Trade and other receivables increased $0.1 million to $0.1 million at March 31, 2012, from $13 thousand at December 31, 2011. The increase primarily relates to increased sales during the first quarter of 2012.

Inventories

Inventories decreased $0.1 million to $0.8 million at March 31, 2012, from $0.9 million at December 31, 2011. The decrease primarily relates to sales activity during the quarter. For the three months ended March 31, 2012 and 2011, the Company recognized valuation adjustments for obsolete, damaged and slow-moving inventory of $41 thousand and zero, respectively.

Corporate and Other

At March 31, 2012, corporate and other had $66.1 million in total assets and $43.7 million in total liabilities compared to $62.6 million in total assets and $44.1 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents increased $3.9 million to $51.8 million at March 31, 2012, from $47.9 million at December 31, 2011. The increase was primarily due to $7.7 million in cash proceeds received from the sale of the majority of our sub-performing and non-performing residential real estate loans held for sale, $1.9 million in proceeds from the collection of a note receivable and $1.3 million in net proceeds received from the sale of REO all within discontinued operations. Excess cash generated from discontinued operations is transferred to continuing operations each period. The increase in cash was partially offset by the payment of expenses associated with the $4.2 million net loss for the three months ended March 31, 2012.

Intercompany receivables and payable

Intercompany receivables totaled $10.7 million at March 31, 2012, as compared to $10.7 million at December 31, 2011. The balance primarily relates to a $10.5 million intercompany note due from Signature Special Situations bearing interest at 5.00% per annum. Intercompany payables totaled $14 thousand at March 31, 2012, as compared to $0.3 million at December 31, 2011. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

Discontinued Operations

At March 31, 2012, our discontinued operations had $32.2 million in total assets and $10.8 million in total liabilities, as compared to $41.4 million in total assets and $11.5 million in total liabilities at December 31, 2011.

Loans held for sale, net

Loans held for sale, net primarily consists of first lien subprime residential mortgage loans originated by Fremont in periods prior to March 31, 2007. Loans held for sale, net are carried at $26.0 million, consisting of $57.9 million in UPB and a $32.0 million valuation allowance, or 44.9% of UPB at March 31, 2012, as compared to $38.9 million, consisting of $86.4 million in UPB and a $53.8 million valuation allowance, or 37.8% of UPB at December 31, 2011. The decrease in UPB is primarily related to the sale of $27.6 million of delinquent loans; $0.6 million in principal collections; and $0.6 million in charge-offs of uncollectible loans. The decrease was partially offset by $0.5 million in REO rescissions where trustee sales were cancelled and the foreclosures were withdrawn.

The valuation allowance decreased $21.8 million to $32.0 million at March 31, 2012, from $53.8 million at December 31, 2011. The valuation allowance decreased by $19.3 million as a result of loan sales; $1.7 million attributable to lower of cost or market adjustments; $0.6 million attributable to charge-offs of uncollectible loans; and $0.2 million in charge-offs attributable to loans transferred to REO at time of foreclosure.

As of March 31, 2012, the UPB of nonaccrual loans held for sale totaled $12.3 million, or 21.2% of UPB, as compared to $37.2 million, or 43.0% of UPB, at December 31, 2011. The decrease in nonaccrual loans held for sale is primarily related to the sale of $27.6 million of non-performing loans. The weighted average yield on loans held for sale, representing annualized interest income as a percentage of the aggregate portfolio’s UPB, was 4.13% for the three months ended March 31, 2012, as compared to 4.24% for the year ended December 31, 2011.

Commercial real estate investments

Commercial real estate investments decreased $0.1 million to $0.1 million at March 31, 2012, as compared to $0.2 million at December 31, 2011. The decrease is primarily related to impairment of commercial real estate investments.

Real estate owned, net

REO includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at net realizable value at acquisition date. REO totaled $2.0 million, net of a valuation allowance of $0.7 million, at March 31, 2012, as compared to $4.0 million, net of a valuation allowance of $0.5 million, at December 31, 2011. The $2.0 million decrease is primarily related to REO sales totaling approximately $1.1 million, additional valuation write downs of $0.4 million during the three months ended March 31, 2012 and $0.5 million in REO rescissions. The decrease was partially offset by loans held for sale transferred to REO at net realizable value of $0.1 million during the three months ended March 31, 2012. REO decreased to 20 properties at March 31, 2012, as compared to 26 properties at December 31, 2011.

Other assets

Other assets decreased $0.4 million to $4.0 million at March 31, 2012, as compared to $4.4 million at December 31, 2011. The decrease primarily related to the collection of a $1.9 million note receivable related to previously sold commercial real estate investments, partially offset by a $1.6 million increase in notes receivable from the non-performing residential loan sale completed in March 2012.

Repurchase reserve

The Company’s repurchase reserve liability decreased $0.3 million to $8.3 million at March 31, 2012, from $8.5 million at December 31, 2011. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont predominantly originated from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

Outstanding claims totaled approximately $101.7 million at March 31, 2012 and December 31, 2011. There were no new claims nor settlements for the three months ended March 31, 2012.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $0.5 million to $2.5 million at March 31, 2012, from $3.0 million at December 31, 2011. The decrease is primarily due to a $0.5 million reduction in accrued trade payables and other accrued expenses related to payments of previously accrued professional fees.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP.

EBITDA and Adjusted EBITDA are presented and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations because management believes they enhance understanding by investors and lenders of the financial performance of certain of the Company’s operating segments. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as indicators of operating performance. EBITDA and Adjusted EBITDA are primary performance measurements used by our senior management and the Company’s Board of Directors (“Board”) to evaluate certain operating results.

We calculate EBITDA and Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items. These items are identified below in the reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss). Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies; therefore, they may not be comparable to other companies.

The following table presents our reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss) for NABCO and Cosmed, our two autonomous operating businesses, for the quarter ended March 31, 2012:

	$2,088	$2,088
(Dollars in thousands)	NABCO	Cosmed

Net earnings (loss)	$657	$(95)
Plus:
Interest	317	75
Income tax expense	438	3
Depreciation	15	3
Amortization of intangibles and other purchase accounting adjustments	587	18

EBITDA	2,014	4

Adjustments:
Change in fair value of contingent consideration	74	—
Reversal of accrued compensation	—	(95)

Adjusted EBITDA	$2,088	$(91)

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

During the quarter ended March 31, 2012, Signature’s sources of liquidity included $7.7 million in net cash proceeds received from the sale of $27.6 million in non-performing residential real estate loans held for sale in a whole loan sale transaction on March 30, 2012. On the sale date, the Company also received a $1.6 million payment receivable from the investor, which was collected in April 2012. Additional liquidity was generated from the Legacy Assets and Liabilities as the Company received $1.9 million from the collection of a note receivable associated with the previous sale of commercial real estate investments and received $1.3 million in net proceeds from the sale of REO.

Signature’s use of liquidity included the utilization of capital pursuant to its business strategy. Within Signature Special Situations, we purchased corporate bonds with a par value of $6.2 million for $2.6 million during the three months ended March 31, 2012. Additionally, Signature Special Situations advanced $2.0 million, net of repayments, on a secured revolving line of credit. Other uses of liquidity during the quarter ended March 31, 2012 include operating expenses associated with the management of the Company’s businesses, including the Legacy Assets and Liabilities, professional fees and related expenses associated with reorganization, litigation, interest payments on the Notes Payable and lines of credit and principal and interest payments under other long-term debt arrangements.

The Company has received claims related to potential repurchase obligations associated with Fremont’s prior subprime residential lending business. There were no new claims nor settlements of outstanding repurchase claims during the three months ended March 31, 2012. Outstanding claims totaled approximately $101.7 million at March 31, 2012. See Note 14—Discontinued Operations included in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company’s residential loan repurchase reserve liability.

Summary of Cash Flows

Net cash provided by (used in) operating activities

During the three months ended March 31, 2012, net cash provided by operating activities totaled $3.9 million. The cash provided by operating activities primarily related to $7.7 million in proceeds from the sale of $27.6 million in non-performing residential real estate loans and $0.8 million in state income tax refunds. The increase in cash was partially offset by the payment of expenses associated with the $1.2 million net loss during the period, after adjusting for noncash income of $1.7 million related to lower of cost or market adjustments on loans held for sale and a $0.8 million increase in inventories.

During the three months ended March 31, 2011, net cash used in operating activities totaled $5.6 million. The cash used in operating activities primarily related to the $4.2 million net loss during the period, adjusted for noncash income of $0.8 million related to the change in fair value of common stock warrant liability, $0.3 million related to other income, and noncash charges of $0.2 million in provision for REO losses and depreciation of $0.4 million within discontinued operations. The use of cash was partially offset by $0.6 million in principal collections from loans held for sale, net.

Net cash used in investing activities

During the three months ended March 31, 2012, net cash used in investing activities totaled $1.4 million. The cash used in investing activities primarily relates to $2.6 million in purchases of investment securities, available for sale and $2.0 million in advances on loans receivable, net of repayments. Partially offsetting the decrease was $1.9 million in proceeds from the collection of a note receivable and $1.3 million in proceeds received from the sale of REO.

During the three months ended March 31, 2011, net cash used in investing activities totaled $4.2 million. The cash used in investing activities primarily relates to $1.0 million in cash used to purchase certain assets and assume certain liabilities of Costru and $4.3 million in purchases of loans receivable, offset by proceeds of $0.9 million from the sale of REO.

Net cash used in financing activities

During the three months ended March 31, 2012 net cash used in financing activities totaled $2.3 million. The cash used in financing activities primarily relates to $2.1 million in repayments of lines of credit and $0.2 million in repayments of long-term debt.

During the three months ended March 31, 2011 net cash used in financing activities totaled $1.0 million. The cash used in financing activities relates to borrowings, net of repayments on Cosmed’s lines of credit.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized a portion of its residential real estate loans. Securitization is a process of transforming loans into securities that are sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”) that was legally isolated from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities that were secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

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

CONTRACTUAL OBLIGATIONS

The Company’s $39.0 million in Notes Payable were issued pursuant to an indenture and bear interest at 9.00% per annum, payable quarterly starting in September 2010 and mature on December 31, 2016. There was no change in amounts due under the Notes Payable during the three months ended March 31, 2012. See Note 8—Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In July 2011, pursuant to the NABCO acquisition, NABCO issued $5.0 million in Seller Notes to the former NABCO shareholders as part of the consideration paid for the NABCO business combination. The Seller Notes bear interest at 6.00% per annum, mature on January 29, 2016 and are subject to scheduled quarterly principal payments of $0.2 million beginning December 2011. In addition to scheduled quarterly principal payments, accelerated principal payments are due if NABCO has EBITDA in excess of $6.0 million beginning with the year ended December 31, 2011. Accelerated principal payments, equal to 50% of the amount in excess of the EBITDA target, are payable in quarterly installments in the following year. In 2011, NABCO exceeded the EBITDA target. In 2012, the accelerated principal payments are approximately $1.2 million. At March 31, 2012, $4.8 million was outstanding on the Seller Notes.

In September 2011, NABCO entered into a $16.0 million debt financing transaction with a third party lender. Pursuant to the debt financing transaction, NABCO borrowed $8.0 million under the Term Loan, which matures in September 2016 and is subject to annual principal payments of 10% of the original principal amount of the Term Loan in year one; 15% of the original principal amount of the Term Loan in each of years two and three; 20% of the original principal amount of the Term Loan in each of years four and five; and a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million under an $8.0 million revolving line of credit (the “Revolving Loan”) that matures in September 2014. Advances under the Revolving Loan are subject to a borrowing base. The Term Loan has a variable interest rate based upon the Lender’s base rate plus 1.00% per annum, which is equivalent to 5.00% at March 31, 2012. The Revolving Loan has a variable interest rate based upon the Lender’s base rate, which is equivalent to 4.00% at March 31, 2012. NABCO is required to maintain compliance with certain financial covenants and was in compliance with all such covenants at March 31, 2012. The Term Loan and Revolving Loan are secured by all of NABCO’s assets. The Company is not a borrower, an obligor, nor a guarantor under the NABCO Loan Agreements. At March 31, 2012, the outstanding balances on the Revolving Loan and Term Loan were $3.1 million and $7.6 million, respectively.

Other obligations

Pursuant to the NABCO acquisition, the former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of Adjusted EBITDA milestones for the fiscal year ending December 31, 2012. Potential contingent consideration ranges from $1.5 million to $4.0 million based on achieving Adjusted EBITDA thresholds from $6.7 million to $8.1 million, respectively. Each reporting period, the Company estimates the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations. At March 31, 2012, we have accrued $3.7 million of estimated contingent consideration.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the CEO and Interim CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed below and in more detail in the Annual Report.

Material Weakness

In connection with its assessment of the Company’s internal control over financial reporting as of December 31, 2011, management identified a material weakness related to our effectiveness of internal control over financial reporting. The Company did not maintain, as of December 31, 2011, a sufficient number of financial and accounting staff personnel with the appropriate level of accounting knowledge and experience in order to timely provide accurate and reliable financial statements of the Company that were prepared and reviewed in accordance with GAAP.

Ongoing Remediation of Material Weakness

The Company has taken the following steps during 2011 and 2012 to remediate the material weakness in the Company’s internal control over financial reporting:

•

Management has developed, documented and adopted formal accounting and reporting policies with respect to significant transactions that are relevant to its business and necessary to properly account for and report our results.

•

Management has strengthened its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make estimates and assumptions, such as fair value measurements.

•

Management reorganized the accounting group and has recruited experienced accounting and finance employees to oversee the accounting function on a go-forward basis and to ensure proper controls and procedures continue to be maintained. The Company continues to use consultants in some areas, but these areas are limited and will be transitioned to full time employees in the near future.

•

Management has implemented a timely review process of business transactions. The accounting group is involved as business transactions are contemplated and provides timely accounting support and accounting policy implementation as transactions are executed. This enables the Company to account for the consummation of transactions in accordance with GAAP on a timely basis.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, other than the remediation efforts noted above, there was no change identified in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of our assessment of its legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Annual Report and Note 15—Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item1 of this Form 10-Q.

The Company experienced the following new developments with pending material legal proceedings during the first quarter of 2012.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1). On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 50 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter was removed to the U.S. District Court in Massachusetts, but the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts, which was approved on August 19, 2011. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. On March 14, 2012 the Court denied the Motion to Dismiss. The defendants will next be filing a Motion to Dismiss for failure to state a claim. FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al. (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over 30 defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 70 RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006. The defendants removed the matter to the U.S. District Court in Massachusetts and the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts. In August 2011, in light of the ruling on remand in Cambridge Matter #1, the matter was remanded back to the Superior Court in the Commonwealth of Massachusetts by stipulation. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. On March 14, 2012 the Court denied the Motion to Dismiss. The defendants will next be filing a Motion to Dismiss for failure to state a claim. FMSC intends to defend itself vigorously in this matter.

McIntyre Matter. On January 6, 2012, James A. McIntyre filed a complaint (the “McIntyre Complaint”) with the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company seeking (1) a declaration that: (i) he never took any action that may have triggered the dilution provisions of the Rights Agreement, dated as of October 23, 2007, as amended, between the Company and Mellon Investor Services LLC, as rights agent (the “Rights Agreement”); (ii) the right to vote his shares is not impaired or diminished in any respect by the Rights Agreement; (iii) his right to demand that the Company convene a shareholder meeting or work cooperatively with other shareholders to request a shareholder meeting is not impaired in any way by the Rights Agreement; (iv) his right to nominate director candidates to be elected by the shareholders for service on the Board is not impaired or diminished in any way by the Rights Agreement; (v) his right to submit shareholder proposals for vote at the Company’s next shareholder meeting is not compromised or impaired in any way by the Rights Agreement; and (vi) his right to join other shareholders to effect the election of directors or other shareholders to effect the election of directors or other corporate business is not impaired or diminished by the Rights Agreement; and (2) preliminary injunctions to enjoin the Company from implementing the Rights Agreement against Mr. McIntyre.

The Company intends to vigorously defend itself against the McIntyre Complaint.

Bankruptcy Professional Fee Disputes. As of March 31, 2012, there remained one outstanding bankruptcy professional fee dispute from one firm which amounted to $1.2 million. On May 6, 2011, the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) took this dispute under submission. A ruling has not yet been made. On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application.

Unpaid Claims. As of March 31, 2012, there remained $7.3 million in open claims filed with the Bankruptcy Court (the “Unpaid Claims”), comprised of $6.9 million in claims by five former employees and $0.4 million in contract claims. During the first quarter the Court disallowed $2.7 million in claims filed subsequent to the date Signature emerged from bankruptcy and after the claims bar date and $0.4 million in contract claims. Since March 31, 2012, Signature settled three former employee claims aggregating $1.8 million for $15 thousand, and the Court disallowed another $0.4 million in contract claims, leaving $5.1 million in Unpaid Claims as of the date of this filing, all from two claims by former employees. The Company has objected to these remaining Unpaid Claims and intends to vigorously contest them in the Bankruptcy Court.

Item 1A. Risk Factors

The Annual Report includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock.

The two risks presented below update the risks identified in our Annual Report.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team, particularly Craig Noell, Kyle Ross and Thomas Donatelli, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

Signature is subject to a considerable number of pending legal proceedings which relate to the prior businesses of Fremont and/or FIL. We are subject to a number of lawsuits seeking monetary damages and injunctive relief which relate to Fremont and/or FIL’s businesses. For a summary of our material legal proceedings, see “Legal Proceedings” included in Item 3 of the Annual Report and Part II, Item 1 of this Quarterly Report. Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the prior business of Fremont and/or FIL, including, but not limited to, the sale and securitization of loans originated by FIL brought by investors or other third parties. We have been and intend to continue to vigorously defend ourselves in all legal proceedings we are involved in, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend the Company in these matters may be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 10, 2012, Signature repurchased $1.8 million of the Notes Payable for approximately $1.4 million, reflecting a discount of $0.4 million from the principal amount of the Notes Payable. As of May 14, 2012, $37.2 million of the Notes Payable remained outstanding. See Note 8—Debt included in the Notes to Consolidated Financial Statements in Part I Item 1 of this quarterly report on Form 10-Q for additional information regarding the Notes Payable.

Item 6. Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Signature Group Holdings, Inc. dated April 26, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.1	Consulting & General Release Agreement, dated as of February 8, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2012)

10.2	Amendment to Consulting & General Release Agreement, dated as of May 1, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc.

10.3	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (Incorporated by reference to Appendix B to the Company’s Preliminary Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on May 3, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: May 15, 2012	By: /s/ Craig Noell
Craig Noell
Chief Executive Officer

Dated: May 15, 2012	By: /s/ Kyle Ross
Kyle Ross
Executive Vice President
Interim Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)