Form 10-Q
period 2012-06-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2012-08-14
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of August 10, 2012 was 119,931,857 shares.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$53,366	$52,439
Investment securities, available for sale	5,146	4,991
Loans held for sale, net	—	20,317
Loans receivable, net	27,625	3,750
Trade and other receivables, net	4,715	4,112
Inventories	9,385	8,681
Intangible assets, net	5,752	6,978
Goodwill	18,180	18,180
Other assets	4,631	2,754
Assets of discontinued operations	4,170	20,816

TOTAL ASSETS	$132,970	$143,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$1,700	$5,116
Accrued expenses and other liabilities	6,189	5,916
Contingent consideration	3,746	3,597
Long-term debt	48,982	51,613
Common stock warrant liability	2,000	1,403
Liabilities of discontinued operations	10,834	11,536

TOTAL LIABILITIES	73,451	79,181
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 190,000,000 shares authorized; 119,931,857 and 117,431,856 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,156	1,151
Additional paid-in capital	447,607	446,805
Accumulated deficit	(389,451)	(384,315)
Accumulated other comprehensive income	207	196

Total shareholders’ equity—Signature Group Holdings, Inc.	59,519	63,837
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	59,519	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,970	$143,018

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Net sales	$9,119	$295	$17,160	$840
Interest	667	1,046	2,141	1,935

Total revenues	9,786	1,341	19,301	2,775

Expenses:
Cost of goods sold	5,727	247	10,672	521
Selling, general and administrative	901	1,987	1,741	2,597
Compensation	2,011	764	4,235	1,043
Professional fees	2,139	1,460	3,886	2,536
Amortization of intangibles	605	78	1,210	104
Interest	1,059	905	2,172	1,794

Total expenses	12,442	5,441	23,916	8,595

Other income (expense):
Discount recognized on payoff of loans receivable, net	230	—	230	—
Change in market valuation allowance on loans held for sale, net	—	187	2,776	625
Change in fair value of common stock warrant liability	(600)	(128)	(597)	673
Gain on extinguishment of long-term debt	396	—	396	—
Loss on investment securities, available for sale	(620)	—	(620)	—
Other income (expense)	(54)	—	(130)	281

Total other income (expense)	(648)	59	2,055	1,579

Loss from continuing operations before reorganization items, net and income taxes	(3,304)	(4,041)	(2,560)	(4,241)
Reorganization items, net	(14)	826	80	1,325

Loss from continuing operations before income taxes	(3,290)	(4,867)	(2,640)	(5,566)

Income tax expense (benefit)	36	(14)	85	(112)

Loss from continuing operations	(3,326)	(4,853)	(2,725)	(5,454)
Loss from discontinued operations, net of income taxes	(564)	(1,403)	(2,411)	(4,975)

Net loss	(3,890)	(6,256)	(5,136)	(10,429)

Loss attributable to noncontrolling interest	—	(101)	—	(61)

Net loss attributable to Signature Group Holdings, Inc.	$(3,890)	$(6,155)	$(5,136)	$(10,368)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.05)
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.02)	(0.04)

Net loss attributable to Signature Group Holdings, Inc.	$(0.03)	$(0.05)	$(0.04)	$(0.09)

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net loss attributable to Signature Group Holdings, Inc.	$(3,890)	$(6,155)	$(5,136)	$(10,368)
Other comprehensive income (loss):
Net change in unrealized gains (losses) during period:
Investment securities, available for sale	(350)	(1)	11	18

Other comprehensive income (loss)	(350)	(1)	11	18

Total comprehensive loss	$(4,240)	$(6,156)	$(5,125)	$(10,350)

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount
Balance, December 31, 2011	—	$—	117,431,856	$1,151	$446,805	$(384,315)	$196	$63,837
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(5,136)	—	(5,136)
Issuance of restricted stock, net of forfeitures	—	—	2,500,001	—	—	—	—	—
Restricted stock vested	—	—	—	5	(5)	—	—	—
Amortization of share-based compensation	—	—	—	—	747	—	—	747
Common stock warrant consideration	—	—	—	—	60	—	—	60
Change in accumulated other comprehensive income	—	—	—	—	—	—	11	11

Balance, June 30, 2012	—	$—	119,931,857	$1,156	$447,607	$(389,451)	$207	$59,519

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(5,136)	$(10,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of income taxes	2,411	4,975
Depreciation and amortization	1,243	227
Discount recognized on payoff of loans receivable, net	(230)	—
Change in market valuation allowance on loans held for sale, net	(2,776)	(625)
Change in fair value of common stock warrant liability	597	(673)
Gain on extinguishment of long-term debt	(396)	—
Loss on investment securities, available for sale	620	—
Amortization of share-based compensation	747	155
Principal collections on loans held for sale, net	92	118
Other (income) expense	149	(281)
Accretion of discounts	(299)	(184)
Changes in assets and liabilities:
Trade and other receivables, net	(603)	298
Inventories	(704)	(206)
Other assets	876	(581)
Accrued expenses and other liabilities	(210)	742
Net cash provided by (used in) operating activities of discontinued operations	9,635	(3,733)

Net cash provided by (used in) operating activities	6,016	(10,197)

Cash flows from investing activities:
Acquisition of business, net of cash	—	(1,000)
Purchases of loans receivable	—	(4,250)
Purchases of investment securities, available for sale	(2,560)	—
Repayments (advances), net under revolving credit facilities in loans receivable, net	(1,591)	134
Principal collections on loans receivable, net	802	50
Purchases of property and equipment	(47)	(5)
Net cash provided by investing activities of discontinued operations	3,892	7,423

Net cash provided by investing activities	496	2,352

Cash flows from financing activities:
Repayments on lines of credit, net of advances	(3,416)	(1,234)
Principal payments on long-term debt	(877)	—
Extinguishment of long-term debt	(1,358)	—
Common stock warrant consideration	60	60

Net cash used in financing activities	(5,591)	(1,174)

Increase (decrease) in cash and cash equivalents	921	(9,019)
Cash and cash equivalents, beginning of period	52,556	70,992

Cash and cash equivalents, end of period	$53,477	$61,973

Cash and cash equivalents, end of period—continuing operations	$53,366	$61,856
Cash and cash equivalents, end of period—discontinued operations	111	117

Cash and cash equivalents, end of period	$53,477	$61,973

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$99	$56
Cash paid for interest	2,083	1,794
Transfer of loans held for sale, net (continuing operations) to loans receivable, net	23,000	—
Transfers of loans held for sale, net (discontinued operations) to real estate owned, net	493	229
Commercial loans received from sale of business assets	3,643	—
Preferred stock received from sale of business assets	800	—
Common stock received in exchange for investment securities, available for sale	1,940
Transfer of other assets to premises, held for sale	—	2,348
Change in accumulated other comprehensive income	11	18

See accompanying notes to unaudited consolidated financial statements.

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

NABCO, a wholly owned subsidiary headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the country. NABCO’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. NABCO operates from five warehouse locations across the country, which allows NABCO to service a broad section of its customer base with next day ground shipping.

Cosmed is 92% owned by the Company with the remaining 8% noncontrolling interest held by the former owners of Costru Company, LLC (“Costru”), the entity that sold substantially all of its assets to Cosmed. Cosmed does business under the trade name Cosmedicine™ and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The Cosmedicine formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed markets and sells its skin care line in specialty retail stores across the country, as well as through certain specialty internet channels. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration and over-the-counter approved laboratory.

The Company’s Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. The Company may also originate secured debt financings to middle market companies in a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. The Company takes positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. The Company may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases. The largest asset in this segment is a portfolio of residential real estate loans.

Additionally, the Company’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of the Company, then known as Fremont General Corporation (“Fremont”), including Federal Home Loan Bank (“FHLB”) stock, residential real estate mortgages, residential real estate acquired through foreclosure, commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims. The assets and liabilities of discontinued operations are being managed to maximize their cash recoveries and limit costs and exposures to the Company.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Signature, its wholly owned subsidiaries and its majority owned subsidiaries. The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and the Company records its proportionate share of income or losses in other income (expense) in the consolidated statements of operations. The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost within other assets in the consolidated balance sheets and are adjusted only for other-than-temporary declines in fair value.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012. These interim period unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”), as filed with the SEC on March 30, 2012.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts as of December 31, 2011, for the three months ended March 31, 2012 and for the three and six months ended June 30, 2011 have been reclassified to conform to the current presentation. Material prior period reclassifications include the following:

•

The Company’s performing residential real estate loans, previously held for sale in discontinued operations, were reclassified as loans held for investment within loans receivable, net in continuing operations as a result of management’s decision to terminate its efforts to sell these loans. The loans are presented as loans held for sale, net in continuing operations as of December 31, 2011, reflecting the Company’s intent as of that date. Effective April 1, 2012, the loans are presented as a component of loans receivable, net.

•

Interest income, changes in the market valuation allowance and loan servicing expenses previously presented in discontinued operations are now presented in continuing operations as a result of the reclassification of the loans to continuing operations.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of loans held for sale, commercial real estate investments, real estate owned (“REO”), common stock warrant liability and contingent consideration; the allowance for loan losses on loans receivable; litigation and repurchase reserves; impairment of long-lived assets; valuation allowance on deferred tax assets; and fair values used in the allocation of purchase price in business combinations.

The Company’s significant accounting policies are disclosed in the Annual Report. Material additions to these accounting policies are described below.

Allowance for loan losses

The Company has three classes of loans within loans receivable: residential real estate loans, commercial real estate loans and commercial loans. An allowance for loan losses for each class of loans receivable is maintained at levels deemed adequate by management to provide for probable and inherent losses. Provisions for loan losses are added to, and charge-offs deducted from, the respective allowance for loan losses.

Residential real estate loans are comprised of first lien mortgages secured by single-family homes. The allowance for residential real estate loan losses is based on past loan loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, delinquencies and the underlying collateral value. Residential real estate loans are deemed uncollectible and charged off at the completion of foreclosure.

Commercial real estate loans are comprised of participation interests in multi-family real estate loans. The allowance for commercial real estate loan losses is primarily based on default assumptions, which are based, at least in part, on past loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, delinquencies and the underlying collateral value. Commercial real estate loans are deemed uncollectible and charged off at the completion of foreclosure.

Commercial loans include revolving line of credit facilities and term debt, generally secured by assets of the debtor. The allowance for commercial loan losses is based on financial information provided by borrowers, current economic conditions that may affect the borrower’s ability to pay, delinquencies and the underlying collateral value. Commercial loans are charged off when all possible means of collection have been exhausted and the remaining balance due is deemed uncollectible.

The allowance for loan losses on purchased credit-impaired loans is used to maintain the effective yield of each credit-impaired loan or portfolio acquired. The allowance for loan losses on purchased credit-impaired loans is determined using expected cash flow models for each loan or portfolio acquired, and is established in any period where the discounted expected future cash flows, using the loan or portfolio effective yield, is less than the carrying value of the loan portfolio. The provision for loan losses is added to the allowance for loan losses on purchased credit-impaired loans and the allowance related to each purchased credit-impaired loan or portfolio is available to absorb losses only from that loan or loans in that acquired portfolio. Purchased credit-impaired loans removed from a pool as a result of the completion of foreclosure or short sale are charged off and deducted from the allowance for loan losses on purchased credit-impaired loans, to the extent available. Where the discounted expected future cash flows, using the loan or portfolio effective yield, is greater than the carrying value of the portfolio, the carrying value is increased to the level at which the book yield will be maintained. The increase in carrying value is achieved through the reversal of the allowance for loan losses and corresponding provision. To the extent the discounted expected future cash flows are greater than the carrying value after the allowance is reduced to zero, the effective yield is increased to a level such that the discounted expected future cash flows, using the higher effective yield, will equal the recorded investment in the loan or portfolio.

All classes of loans receivable are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreements. Impairment is measured on a loan-by-loan basis by comparing the fair value of the underlying collateral, net of estimated selling or disposal costs (“net realizable value”), against the recorded investment of the loan.

The net realizable values of collateral underlying residential and commercial real estate loans are estimated by management from broker price opinions and internet real estate web sites. The net realizable values of collateral underlying commercial loans are estimated by management from financial information provided by borrowers, appraisals and other valuation analyses. Estimated net realizable values are updated quarterly after a loan becomes impaired; however, management considers information received from the primary loan servicer, special servicers and direct contact with borrowers to ensure that impaired loans are measured appropriately at the end of each period presented. While management uses available information to estimate losses on loans receivable, future additions to any of the allowance for loan losses may be necessary, based on changes in estimates resulting from changes in economic and other conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

Management estimates an allowance for loan losses on loans not identified as impaired through the use of various migration analyses. The migration analyses provide management a range of losses based upon various risk characteristics, including origination vintage, delinquency, geographic distribution, and underlying property type. Additionally, management considers various qualitative or environmental factors to adjust the quantitatively computed inherent losses projected by the migration analyses. Qualitative factors include delinquency, loss and collateral value trends, specific industry trends, and changes in unemployment, gross domestic product, consumer prices, housing data and other leading economic indicators.

Troubled debt restructurings

Troubled debt restructurings are renegotiated loans where borrower concessions have been granted, which the Company would not otherwise make. Concessions may include forbearance through interest rate reductions or interest only periods; accrued but unpaid interest and advances may be added to the outstanding principal balance. The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for loan losses at the time of restructuring. An allowance for loan losses is based on the present value of estimated future cash flows and the estimated net realizable value of the underlying collateral.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposit accounts in financial institutions and money market funds. As of June 30, 2012 and December 31, 2011, $4.4 million of cash and cash equivalents were restricted. At June 30, 2012 and December 31, 2011, restricted cash included $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $3.5 million related to amounts on deposit pending decisions on legal cases currently on appeal or awaiting final determination. Included in cash and cash equivalents as of June 30, 2012 and December 31, 2011 was $0.4 million and $0.9 million, respectively, representing borrower remittances, held in trust accounts maintained by the Company’s loan servicer.

NOTE 4 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Corporate bonds	$5,146	$4,991

Investment securities, available for sale	$5,146	$4,991

The following table presents the contractual maturities of corporate bonds as of:

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	4,939	5,146
Due after three years through five years	—	—

Total	$4,939	$5,146

The amortized cost and gross unrealized holding gains for investment securities, available for sale consisted of the following as of:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Amortized cost	$4,939	$4,795
Gross unrealized holding gains	207	196

Estimated fair value	$5,146	$4,991

An issuer of securities held in the corporate bond portfolio at March 31, 2012 filed for bankruptcy protection in April 2012 and emerged from bankruptcy in June 2012. Under the confirmed plan of reorganization, the junior bonds held in the Company’s corporate bond portfolio were converted to a new class of common stock of the reorganized debtor. The estimated fair value of the common stock the Company received upon the reorganized debtor’s emergence from bankruptcy is the new cost basis of common stock received in full satisfaction of the junior bonds. As of June 30, 2012, fair value was determined based on the pro forma capital structure exiting bankruptcy prepared by a third party analyst, as there was no public market for the common stock. Accordingly, the common stock is recorded at cost and classified in other assets in the accompanying unaudited consolidated balance sheets. As a result of this recapitalization, the Company recognized the reversal of $0.4 million of unrealized gains reported at March 31, 2012, and recorded a realized loss of $0.6 million in the quarter ended June 30, 2012. In addition to the realized loss, the Company also reversed $0.5 million of accrued interest income as a result of the bankruptcy.

NOTE 5 — LOANS

Loans consist of loans held for sale, net and loans receivable, net. The following tables present the Company’s loans as of June 30, 2012 and December 31, 2011:

Loans held for sale, net

(Dollars in thousands)	June 30, 2012	December 31, 2011
Unpaid principal balance	$—	$47,014
Market valuation allowance	—	(26,697)

Loans held for sale, net	$—	$20,317

Loans receivable, net

(Dollars in thousands)	June 30, 2012	December 31, 2011
Residential real estate loans:
Unpaid principal balance	$46,173	$—
Discount	(23,544)	—

Recorded investment	22,629	—
Allowance for loan losses	—	—

Total residential real estate loans	22,629	—
Commercial real estate loans:
Unpaid principal balance	1,839	1,923
Discount	(12)	—

Recorded investment	1,827	1,923
Allowance for loan losses	(50)	(50)

Total commercial real estate loans	1,777	1,873
Commercial loans:
Revolving lines of credit	2,764	1,036
Term note unpaid principal balance	1,000	—
Term note discount	(545)	—
Purchased credit-impaired term loan unpaid principal balance	—	5,099
Purchased credit-impaired term loan discount	—	(4,258)

Recorded investment	3,219	1,877
Allowance for loan losses	—	—

Total commercial loans	3,219	1,877

Loans receivable, net	$27,625	$3,750

Loans held for sale, net

In April 2012, the Company determined that the economics of a “hold and retain” strategy were advantageous as compared to the secondary market bids received for the performing (less than sixty days past due) subprime residential real estate loan portfolio. Given the portfolio’s six month effective yield of 13.9% and the Company’s current liquidity position, management intends to hold these loans for investment for the foreseeable future. On April 1, 2012, $23.0 million of performing residential real estate loans were reclassified to loans receivable, net within Signature Special Situations in continuing operations, from loans held for sale, net within discontinued operations. As a result of the reclassification, the loans are presented as loans held for sale, net in the consolidated balance sheets presented as of and prior to March 31, 2012. Furthermore, the results of operations related to these loans have been reclassified from discontinued operations to continuing operations for all periods presented. As of June 30, 2012, the loans are presented as a component of loans receivable, net in the unaudited consolidated balance sheet.

Loans receivable, net

Residential real estate loans are comprised of loans with maturities of up to thirty years and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years or no principal amortization (interest-only loans). The loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers. As discussed above, during the second quarter of 2012, the Company transferred loans less than sixty days past due with an aggregate carrying value of $23.0 million from loans held for sale, net within discontinued operations to loans receivable, net, within continuing operations, to reflect the intentions of the Company. This reclassification of loans to the held for investment classification was made at fair value on the date of transfer and resulted in no gain or loss. The discount on residential real estate loans is accreted to interest income using the interest method over the contractual life, using the contractual terms of each loan.

Commercial real estate loans consist primarily of a participation interest in a pool of adjustable rate multi-family loans.

Commercial loans are comprised of senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays. On March 30, 2012, the debtor surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets in full satisfaction of the obligations owed. Simultaneously with the asset surrender, Signature sold all of the assets to a new company, majority owned and controlled by the original founder of the debtor business and certain new members of management. In connection with the sale of assets, Signature provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and contingent consideration. The revolving line of credit is secured by the assets of the borrower, provides for maximum borrowings of $7.0 million, of which $3.2 million was initially drawn, has an interest rate of prime plus 2.75%, with a floor of 5.75% and matures on March 31, 2017. The term note in the amount of $1.0 million is secured by the assets of the borrower, has an interest rate of prime plus 2.75%, with a floor of 5.75% and also matures on March 31, 2017. Interest on the revolving line of credit and term note are due monthly. Draws on the revolving line of credit are subject to a borrowing base each period, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final principal payment on March 31, 2017 totaling the outstanding principal on that date. The preferred stock has a stated value of $2.0 million, earns a 4.00% cumulative preferred return, and is convertible into 45.0% of the common stock of the borrower on a fully diluted basis. Contingent consideration in the amount of $0.5 million will be paid should certain pretax income targets be achieved by the borrower in any fiscal year ending on or before December 31, 2016. Signature estimated the fair value of each of the components of consideration received as of the date of the asset sale as follows: revolving line of credit—$3.2 million; term note—$0.4 million; preferred stock—$0.8 million; and contingent consideration—zero. No gain or loss was recognized in connection with the surrender and simultaneous sale of assets. At June 30, 2012, the new debtor is current and in compliance with all debt covenants.

Prior to the surrender of the assets in full satisfaction of the outstanding loans, the commercial term loan was accounted for as a purchased credit-impaired loan. The following table shows activity for the accretable yield on the purchased credit-impaired commercial term loan for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Accretable yield, beginning of period	$3,002	$—
Purchases of credit-impaired loans	—	2,994
Accretion	(107)	(117)
Reclassifications	—	329
Dispositions	(2,895)	—

Accretable yield, end of period	$—	$3,206

Purchased credit-impaired loans are accounted for using the expected cash flows method, which accretes interest income regardless of the delinquency status of the loan. Other than the purchased credit-impaired loan, there were no loans accruing interest that were greater than ninety days past due at June 30, 2012 and December 31, 2011.

The following table presents information about the Company’s loans receivable that were in nonaccrual status as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment - Nonaccrual Loans	Recorded Investment - Total Portfolio	Percentage of Nonaccrual	Recorded Investment - Nonaccrual Loans	Recorded Investment - Total Portfolio	Percentage of Nonaccrual
Residential real estate loans	$441	$22,629	1.9%	$—	$—	0.0%
Commercial real estate loans	38	1,827	2.1%	38	1,923	2.0%
Commercial loans:
Revolving lines of credit	—	2,764	0.0%	—	1,036	0.0%
Term note	—	455	0.0%	—	—	0.0%
Purchased credit-impaired term loan	—	—	0.0%	—	841	0.0%

Total commercial loans	—	3,219	0.0%	—	1,877	0.0%

	$479	$27,675	1.7%	$38	$3,800	1.0%

The following table presents the unpaid principal balance and recorded investment of impaired loans as of June 30, 2012 and December 31, 2011:

	Unpaid Principal Balance - Impaired Loans	Recorded Investment - Impaired Loans		Total Recorded Investment - Impaired Loans
(Dollars in thousands)		With Allowance	Without Allowance
As of June 30, 2012
Residential real estate loans	$24,662	$—	$11,085	$11,085
Commercial real estate loans	1,839	—	38	38
Commercial loans	—	—	—	—

	$26,501	$—	$11,123	$11,123

As of December 31, 2011
Commercial real estate loans	$1,923	$—	$38	$38
Commercial loans	5,099	—	841	841

	$7,022	$—	$879	$879

The average recorded investment of impaired loans during the six months ended June 30, 2012 and the year ended December 31, 2011 was $11.4 million and $0.8 million, respectively. Interest income recognized on impaired loans during the six months ended June 30, 2012 and the year ended December 31, 2011 was $0.8 million and $0.3 million, respectively.

No loans classified as loans receivable, net at December 31, 2011 were modified under troubled debt restructurings in 2011. The following table presents the unpaid principal balance and recorded investment of loans modified and classified as troubled debt restructurings during the six months ended June 30, 2012:

(Dollars in thousands)	Unpaid Principal Balance - TDRs	Recorded Investment - TDRs		Total Recorded Investment - TDRs
		With Allowance	Without Allowance
Residential real estate loans	$297	$—	$80	$80
Commercial real estate loans	51	—	38	38
Commercial loans	—	—	—	—

	$348	$—	$118	$118

There were no losses on troubled debt restructurings in the three and six months ended June 30, 2012 and 2011. During the twelve month period ended June 30, 2012, $82 thousand of loans modified under troubled debt restructurings reached ninety or more days past due.

There was no activity in the allowance for loan losses in the three and six month periods ended June 30, 2012 and 2011. The allowance for loan losses at June 30, 2012 and 2011 related only to commercial real estate loans and totaled $50 thousand and $48 thousand, respectively.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable. Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
As of June 30, 2012
Residential real estate loans	$1,739	$689	$394	$2,822	$19,807	$22,629
Commercial real estate loans	—	—	38	38	1,789	1,827
Commercial loans:
Revolving lines of credit	—	—	—	—	2,764	2,764
Term note	—	—	—	—	455	455

Total commercial loans	—	—	—	—	3,219	3,219

	$1,739	$689	$432	$2,860	$24,815	$27,675

As of December 31, 2011
Commercial real estate loans	$—	$—	$38	$38	$1,885	$1,923
Commercial loans:
Revolving lines of credit	—	—	—	—	1,036	1,036
Purchased credit-impaired term loan	—	—	841	841	—	841

Total commercial loans	—	—	841	841	1,036	1,877

	$—	$—	$879	$879	$2,921	$3,800

NOTE 6 — TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following as of:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Trade accounts receivable	$4,983	$4,315
Sales returns and allowances	(228)	(185)
Other accounts receivable	—	26

	4,755	4,156
Allowance for uncollectible accounts	(40)	(44)

Trade and other receivables, net	$4,715	$4,112

At June 30, 2012 and December 31, 2011, all of NABCO’s trade receivables, totaling $4.9 million and $4.3 million, respectively, were pledged as collateral to secure outstanding balances on NABCO’s term loan and line of credit.

At June 30, 2012, $22 thousand, or 0.5% of the trade accounts receivable were more than ninety days past due, and at December 31, 2011, $67 thousand, or 1.6% of the trade accounts receivable were more than ninety days past due.

NOTE 7 — INVENTORIES

Inventories at NABCO consist of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Inventories at Cosmed consist of a line of skin care products. The following table presents the composition of the Company’s inventories as of:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Raw materials	$535	$728
Work in progress	101	130
Finished goods	8,823	8,148

Subtotal	9,459	9,006
Valuation adjustment for obsolete, damaged and slow-moving inventory	(74)	(325)

Total inventories	$9,385	$8,681

The Company recognized valuation adjustments for obsolete, damaged and slow-moving inventory of $0.1 million for each of the three and six months ended June 30, 2012, and zero for the three and six months ended June 30, 2011.

At June 30, 2012 and December 31, 2011, all of NABCO’s inventories, totaling $8.6 million and $7.8 million, respectively, were pledged as collateral to secure outstanding balances on NABCO’s term loan and line of credit.

NOTE 8 — DEBT

The following table presents the Company’s debt as of:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Lines of credit	$1,700	$5,116

Notes payable	$37,246	$39,000
Term loan	7,400	7,800
Seller notes	4,336	4,813

Long-term debt	$48,982	$51,613

Lines of credit

Lines of credit consist of NABCO’s $8.0 million revolving, asset-based loan, which matures in September 2014 and is subject to a borrowing base. At June 30, 2012 and December 31, 2011, outstanding borrowings on the revolving line of credit were $1.7 million and $5.1 million, respectively. For the three and six months ended June 30, 2012, repayments, net of advances, under the line of credit totaled $1.4 million and $3.4 million, respectively. As of June 30, 2012, excess available borrowing capacity under the revolving line of credit was $5.6 million. This line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% at June 30, 2012. The line of credit is secured by all of NABCO’s assets.

Interest expense on lines of credit was $28 thousand and $63 thousand for the three and six months ended June 30, 2012, respectively, and $23 thousand and $39 thousand for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, NABCO was in compliance with the covenants under its line of credit facility.

Notes payable

At June 30, 2012 and December 31, 2011, notes payable were comprised of $37.2 million and $39.0 million in aggregate notes payable, respectively, due December 2016 (“Notes Payable”). The Notes Payable were issued on July 15, 2010 and bear interest at a rate of 9.0% per annum. The Company acquired approximately $1.8 million of the Notes Payable in an open market trade in May 2012, for approximately $1.4 million and recognized a $0.4 million gain on extinguishment of debt in other income (expense) in the accompanying unaudited consolidated statements of operations.

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

Interest expense on Notes Payable was $0.9 million and $1.7 million for the three and six months ended June 30, 2012, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively.

Term loan

The term loan consists of NABCO’s $8.0 million term loan maturing in September 2016, which had an outstanding balance of $7.4 million and $7.8 million at June 30, 2012 and December 31, 2011, respectively. The term loan is subject to annual principal payments of $0.8 million in year one, $1.2 million in each of years two and three, $1.6 million in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum. In the event of default, the interest rate will increase by 5.00% per annum. At June 30, 2012, the interest rate on the term loan was 5.00%. The term loan is secured by all of NABCO’s assets.

Interest expense on the term loan was $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and zero for the three and six months ended June 30, 2011.

At June 30, 2012, NABCO was in compliance with the covenants under the term loan.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO that were issued in connection with the 2011 acquisition of NABCO and had outstanding balances aggregating $4.3 million and $4.8 million at June 30, 2012 and December 31, 2011, respectively. The seller notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments, and accelerated principal payments subject to NABCO exceeding certain annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets beginning with the fiscal year ending December 31, 2011. Based on 2011 EBITDA, $1.2 million of accelerated principal payments are due in the year ending December 31, 2012. The seller notes bear interest at 6.00% per annum and interest is paid quarterly. Interest expense on the seller notes was $66 thousand and $0.1 million for the three and six months ended June 30, 2012, respectively, and zero for the three and six months ended June 30, 2011.

NOTE 9 — INCOME TAXES

As of December 31, 2011, the Company had estimated federal and California net operating loss carryforwards (“NOLs”) of approximately $890 million and $977 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to recover previously paid taxes through loss carrybacks and the generation of future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a valuation allowance of $410.5 million and $409.0 million on its deferred tax assets at June 30, 2012 and December 31, 2011, respectively.

NOTE 10 — SHARE-BASED PAYMENTS

The Company’s independent director compensation program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year, with an aggregate grant date fair value of $75 thousand per independent director, and vest on January 1 of the following year. On January 3, 2012, each independent director received 277,778 restricted shares of common stock. The shares of common stock for these awards were granted through the Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”). On the grant date, the total number of restricted shares of common stock issued was 1,666,668 shares, with an aggregate fair value of $0.5 million.

On May 8, 2012, the Company issued 833,333 shares of restricted stock and 1,090,000 options to purchase the Company’s common stock to certain nonexecutive employees under the Incentive Plan, with varying vesting schedules. On the grant date, the aggregate fair value of the restricted stock and stock option awards was $0.3 million and $0.1 million, respectively.

Compensation expense for share-based awards, including restricted common stock awards and common stock options was $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, unrecognized compensation expense for share-based awards was $2.2 million and $2.2 million, respectively.

The following table presents the changes in nonvested shares of restricted common stock during the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted common stock, December 31, 2011	2,315,040	$0.60
Granted	2,500,001	0.28
Vested	(535,137)	0.71
Forfeited	—	—

Nonvested restricted common stock, June 30, 2012	4,279,904	$0.40

As of June 30, 2012 and December 31, 2011, unrecognized share-based compensation expense for restricted common stock awards was $1.1 million and $0.8 million, respectively.

The following table presents the changes in nonvested common stock options during the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested common stock options, December 31, 2011	8,816,000	$0.19
Granted	1,090,000	0.13
Vested	(1,898,586)	0.17
Forfeited	—	—

Nonvested common stock options, June 30, 2012	8,007,414	$0.19

Common stock options exercisable at June 30, 2012	1,898,586	$0.17

As of June 30, 2012, 1,898,586 stock options were exercisable with a weighted average exercise price of $0.51 per share. As of June 30, 2012 and December 31, 2011, unrecognized share-based compensation expense for common stock option awards was $1.2 million and $1.4 million, respectively. As of June 30, 2012, the weighted average remaining contractual term of nonvested common stock option awards was 9.0 years.

NOTE 11 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of common stock options, restricted common stock awards and warrants determined using the treasury stock method.

Restricted common stock, common stock options and warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the Company’s common stock increases.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Loss from continuing operations	$(3,326)	$(4,853)	$(2,725)	$(5,454)
Loss attributable to noncontrolling interest	—	(101)	—	(61)

Loss from continuing operations attributable to Signature Group Holdings, Inc.	(3,326)	(4,752)	(2,725)	(5,393)
Loss from discontinued operations, net of income taxes	(564)	(1,403)	(2,411)	(4,975)

Net loss attributable to Signature Group Holdings, Inc.	$(3,890)	$(6,155)	$(5,136)	$(10,368)

Weighted average basic and diluted shares outstanding	115,651,953	112,104,768	115,651,953	112,104,768
Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.05)
Discontinued operations	—	(0.01)	(0.02)	(0.04)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.04)	$(0.09)

For the three and six months ended June 30, 2012 and 2011, the impact of all outstanding unvested restricted stock, vested, but unexercised stock options and warrants to purchase the Company’s common stock (the “Warrants”) issued in connection with its emergence from bankruptcy proceedings (“Bankruptcy Proceedings”) are excluded from diluted loss per share as their impact would be anti-dilutive.

NOTE 12 — DISCONTINUED OPERATIONS

Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to emerging from Chapter 11 bankruptcy proceedings. The following tables present summarized financial information for discontinued operations for the periods indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$111	$117
FHLB stock	2,051	2,051
Loans held for sale, net	560	12,383
Real estate owned, net	1,250	3,966
Other assets	198	2,299

Assets of discontinued operations	$4,170	$20,816

Repurchase reserve	$8,000	$8,500
Accrued expenses and other liabilities	2,834	3,036

Liabilities of discontinued operations	$10,834	$11,536

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenues and other income (expense)	$1,270	$655	$1,281	$1,068
Expenses	1,834	2,217	3,692	5,616

Loss before income taxes	(564)	(1,562)	(2,411)	(4,548)
Income taxes	—	(159)	—	427

Loss from discontinued operations, net of income taxes	$(564)	$(1,403)	$(2,411)	$(4,975)

FHLB stock

Fremont’s former primary operating subsidiary, Fremont Investment & Loan (“FIL”), was previously a member of the FHLB of San Francisco. The Company can redeem the FHLB stock, at par value, five years following the surrendered of FIL’s bank charter, which was surrendered in July 2008.

Loans held for sale, net

Loans held for sale, net are comprised of non-performing residential real estate loans and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years. The loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers.

A valuation allowance is maintained to adjust the loans to the lower of cost or estimated fair value. Provisions (recoveries) for market valuation allowances are recorded in gain (loss) on loans held for sale in the statements of operations of discontinued operations.

On March 30, 2012, the Company sold a pool of its non-performing residential real estate loans held for sale. The loans, with an unpaid principal balance of $27.6 million, were sold for $9.3 million and resulted in a $1.0 million gain.

On June 28, 2012, the Company sold the majority of the remaining non-performing residential real estate loans held for sale. The loans, with an unpaid principal balance of $9.5 million, were sold for $2.9 million and resulted in a $0.5 million gain. At June 30, 2012, loans held for sale, net were comprised of five loans with a carrying value of $0.6 million.

In April 2012, the Company determined that the economics of a hold and retain strategy were advantageous compared to the secondary market bids received for the performing (less than sixty days past due) subprime residential real estate loan portfolio. Given the portfolio’s six month effective yield of 13.9% and the Company’s current liquidity position, management intends to hold these loans for investment for the foreseeable future. As such, on April 1, 2012, $23.0 million of performing residential real estate loans were reclassified to loans receivable, net within Signature Special Situations in continuing operations, from loans held for sale, net within discontinued operations. Furthermore, the results of operations related to these loans have been reclassified from discontinued operations to continuing operations for all periods presented. The Company continues to actively market the five non-performing loans that remain in loans held for sale within discontinued operations.

Real estate owned, net

REO, net consists of single-family residential properties acquired through or in lieu of foreclosure on loans secured by the properties. REO is reported at the lower of cost or estimated net realizable value in the consolidated financial statements.

Other assets

Other assets include $0.1 million of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act and $0.1 million of prepaid expenses at June 30, 2012. At December 31, 2011, other assets include $0.2 million in community development projects and similar types of loans and investments, a $1.9 million note receivable related to the sale of certain commercial real estate assets, $0.1 million of accrued interest receivable on loans held for sale and $0.1 million of prepaid expenses.

Repurchase reserve

The repurchase reserve represents the estimated liability the Company has for material breaches of representations and warranties on loans previously sold by Fremont, and includes estimates for both known and unknown claims. The reserve is based on outstanding repurchase claims, recent repurchase settlements, expected future repurchase trends for loans sold in whole loan sale transactions and the expected valuation of such loans when repurchased. Provisions and recoveries of provisions for the repurchase reserve are charged against gain (loss) on loans held for sale in the statements of operations of discontinued operations. The estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate.

At June 30, 2012 and December 31, 2011, repurchase reserves totaled $8.0 million and $8.5 million, respectively. There were no new repurchase claims received or settlements of outstanding repurchase claims during the three or six months ended June 30, 2012. Recoveries of provisions for repurchase reserves were $0.2 million and $0.5 million for the three and six months ended June 30, 2012, and zero for each of the three and six months ended June 30, 2011.

NOTE 13 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, for each of the levels within the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2012:
Assets:
Investment securities, available for sale	$5,146	$—	$—	$5,146

Liabilities:
Contingent consideration	$—	$—	$3,746	$3,746
Common stock warrant liability	—	—	2,000	2,000

Total	$—	$—	$5,746	$5,746

As of December 31, 2011:
Assets:
Investment securities, available for sale	$4,991	$—	$—	$4,991

Liabilities:
Contingent consideration	$—	$—	$3,597	$3,597
Common stock warrant liability	—	—	1,403	1,403

Total	$—	$—	$5,000	$5,000

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three months ended June 30, 2012:
Contingent consideration	$3,671	$(75)	$—	$—	$—	$—	$3,746
Common stock warrant liability	1,400	(600)	—	—	—	—	2,000

Total	$5,071	$(675)	$—	$—	$—	$—	$5,746

Three months ended June 30, 2011:
Common stock warrant liability	$4,899	$(128)	$—	$—	$—	$—	$5,027

Six months ended June 30, 2012:
Contingent consideration	$3,597	$(149)	$—	$—	$—	$—	$3,746
Common stock warrant liability	1,403	(597)	—	—	—	—	2,000

Total	$5,000	$(746)	$—	$—	$—	$—	$5,746

Six months ended June 30, 2011:
Common stock warrant liability	$5,700	$673	$—	$—	$—	$—	$5,027

Nonrecurring Fair Value Measurements

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value. These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement. The following table presents financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2012:
Assets:
Real estate owned, net (1)	$—	$—	$761	$761
Loans held for sale, net (discontinued operations)	—	—	560	560

Total	$—	$—	$1,321	$1,321

As of December 31, 2011:
Assets:
Loans held for sale, net (continuing operations)	$—	$—	$20,317	$20,317
Real estate owned, net (1)	—	—	2,377	2,377
Commercial real estate investments, net	—	—	33	33
Loans held for sale, net (discontinued operations)	—	—	12,383	12,383

Total	$—	$—	$35,110	$35,110

(1)	Amounts represent the carrying value of the Company’s real estate owned that resulted in gains (losses) recorded on a nonrecurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities measured using estimated fair values on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Loans held for sale, net:
Continuing operations	$—	$438	$2,776	$625
Discontinued operations	14	(356)	(1,062)	20
Real estate owned, net	(275)	(26)	(689)	(275)
Commercial real estate investments, net	—	(445)	(121)	(445)

	$(261)	$(389)	$904	$(75)

The Company’s Level 3 assets and liabilities include financial instruments whose values are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of June 30, 2012:

(Dollars in thousands)	Fair Value June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Preferred stock	$800	Discounted cash flow	Discount rate	20% - 30% (25%)
			Holding period	4 years - 6 years (5 years)
Common stock	1,940	Third party analyst report	Pro forma capital structure	$404.7 million ($404.7 million)
			Common stock pro forma price per share	$7.1377 ($7.1377)
Real estate owned, net	1,250	Property valuation services	Marketability discounts	20.0% (20.0%)
(discontinued operations)			Estimated selling costs	8.0% (8.0%)
Loans held for sale, net	560	Discounted cash flow	Delinquency rate	100% (100%)

(discontinued operations)			Prepayment rate	5.50% (5.50%)
			Default rate	47.1% (47.1%)
			Loss severity rate	65% (65%)
			Discount rate	15% - 25% (20%)
Total	$4,550

Liabilities:
Contingent consideration	$3,746	Discounted cash flow	Discount rate	8.1% (8.1%)
			Probability of achieving EBITDA targets	90% - 100% (97.5%)
Common stock warrant liability	2,000	Lattice option pricing model	Exercise multiple	2.8x (2.8x)

			Expected term	7.6 years (7.6 years)
Total	$5,746

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

Significant unobservable inputs used in the fair value measurement of common stock are the pro forma capital structure of the issuer and pro forma common stock price per share included in a third party analyst report. A significant decrease in the value of the issuer would result in a decrease in the estimated fair value of common stock, while an increase in the value of the issuer would result in a higher estimated fair value of common stock.

Significant unobservable inputs used in the fair value measurement of REO are marketability discounts and estimated selling costs. The Company utilizes third party collateral valuation services and real estate internet web sites to estimate the fair value of REO and adjusts these values to account for various factors, such as historical loss experience, anticipated liquidation timing and estimated selling costs. Significant increases in these assumptions would result in a decrease in the estimated fair value of REO, while decreases in these assumptions would result in a higher estimated fair value.

Significant unobservable inputs used in the fair value measurement of loans held for sale include delinquency, prepayment, default and loss severity rates and discount rate. The Company estimates future cash flows of its loans held for sale using these unobservable inputs, which are then discounted at a range of rates. Significant increases in the discount rate or reductions in estimated future cash flows or delays in the timing of those cash flows would result in a decrease in the estimated fair value of loans held for sale, while decreases in the discount rate or increases in estimated future cash flows or accelerations in the timing of those cash flows would result in an increase in the estimated fair value of loans held for sale.

Significant unobservable inputs used in the fair value measurement of contingent consideration include the probability that EBITDA targets are met and the associated discount rate applied to the forecasted contingent consideration payments. The Company assigns various probabilities that EBITDA targets will be achieved in determining the forecasted contingent consideration payments, which are then discounted. Significant increases in the discount rate or reductions in probabilities of achieving EBITDA targets would result in a decrease in the estimated fair value of contingent consideration, while decreases in the discount rate or increases in probabilities of achieving EBITDA targets would result in an increase in the estimated fair value of contingent consideration.

Significant unobservable inputs used in the fair value measurement of common stock warrant liability include the exercise multiple and expected term, using a trinomial lattice option pricing model. Significant increases in the exercise multiple or a significant decrease in the expected term would result in a decrease in the estimated fair value of common stock warrant liability, while significant decreases in the exercise multiple or a significant increase in the expected term would result in an increase in the estimated fair value of common stock warrant liability.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of:

		June 30, 2012
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$53,366	$53,366
Investment securities, available for sale	Level 1	5,146	5,146
Loans receivable, net	Level 3	27,625	27,625
Preferred stock	Level 3	800	800
Common stock	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	111	111
FHLB stock	Level 1	2,051	2,051
Loans held for sale, net	Level 3	560	560
Commercial real estate investments, net	Level 3	74	74
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$1,700	$1,700
Contingent consideration	Level 3	3,746	3,746
Long-term debt	Level 1/3	48,982	41,384
Common stock warrant liability	Level 3	2,000	2,000

		December 31, 2011
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$52,439	$52,439
Investment securities, available for sale	Level 1	4,991	4,991
Loans held for sale, net	Level 3	20,317	20,317
Loans receivable, net	Level 3	3,750	3,750
Discontinued operations:
Cash and cash equivalents	Level 1	117	117
FHLB stock	Level 1	2,051	2,051
Loans held for sale, net	Level 3	12,383	12,383
Commercial real estate investments, net	Level 3	231	231
Note receivable	Level 3	1,861	1,861
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$5,116	$5,116
Contingent consideration	Level 3	3,597	3,597
Long-term debt	Level 1/3	51,613	42,036
Common stock warrant liability	Level 3	1,403	1,403

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at June 30, 2012 and December 31, 2011:

Cash and cash equivalents

Cash and cash equivalents are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Investment securities, available for sale

Investment securities, available for sale are comprised of corporate bonds. Fair values for investment securities, available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments with similar credit, maturity and interest rate characteristics.

Loans held for sale, net

Loans held for sale, net is comprised of the performing residential real estate loans that were reclassified to held for investment in April 2012, and non-performing loans classified in discontinued operations. The fair value of loans held for sale, net is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit, commercial term notes and purchased credit-impaired commercial term loans. The fair value of commercial real estate loans and commercial lines of credit consider estimated credit losses and variable interest rates, which approximate market interest rates.

The fair value of the residential real estate loans is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

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

Preferred stock

Preferred stock consists of 4% cumulative convertible preferred stock of a privately-held company that is a borrower under Signature Special Situations’ commercial loans. The preferred stock has a stated value of $2.0 million and is convertible to 45% of the common stock of the company, on a fully diluted basis. The fair value of preferred stock is based on a discounted cash flow analysis, which includes assumptions about the amount and timing of expected future cash flows for dividends and the estimated redemption value, discounted at rates that reflect the inherent noncontrol, liquidity and uncertainty risks associated with the security and the underlying issuer.

Common stock

Common stock consists of securities of a privately-held company that the Company received in exchange for its position in such company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy. As of June 30, 2012, there was no active market for the common stock. The fair value of common stock is based on a third party analyst report, available to the public, which includes assumptions about the pro forma capital structure of the reorganized debtor and the pro forma common stock price.

FHLB stock

FHLB stock is recorded at cost. Sales of these securities are at par value with the issuer and can be redeemed five years following the surrender of FIL’s charter, which occurred in July 2008. The fair value of investments in FHLB stock is equal to the carrying amount.

Commercial real estate investments

Commercial real estate investments include participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act. The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analyses.

Note receivable

The note receivable is a short-term note received in connection with the sale of commercial real estate investments. The fair value of the note receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty. The note receivable matured and was repaid during the first quarter of 2012.

Lines of credit

Lines of credit are short-term borrowing facilities, used primarily to support ongoing operations. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Contingent consideration

Contingent consideration consists of payments due as a result of business combinations. The fair value of contingent consideration is based on the Company’s expectation of future operating results and includes assumptions related to discount rates and probabilities of various projected operating result scenarios.

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

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the Warrants, which include ratchet anti-dilution protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including expected term and exercise multiple.

NOTE 14 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has three operating segments: Signature Special Situations, NABCO and Cosmed. The fourth operating segment consists of discontinued operations. Results of operations and other financial measures that are not included in the Company’s four operating segments are included in corporate and other. The following tables present the operating results and other key financial measures for the Company’s operating segments as of and for the periods indicated:

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Three months ended June 30, 2012:
Revenues from external customers	$649	$9,062	$57	$18	$—	$9,786	$1,165	$10,951
Intersegment revenues	159	—	—	265	(424)	—	—	—
Expenses	303	7,760	287	4,516	(424)	12,442	1,739	14,181
Other income (expense)	(371)	(75)	—	(202)	—	(648)	105	(543)

Earnings (loss) before reorganization items, net and income taxes	134	1,227	(230)	(4,435)	—	(3,304)	(469)	(3,773)
Reorganization items, net	—	—	—	(14)	—	(14)	95	81

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	134	1,227	(230)	(4,421)	—	(3,290)	(564)	(3,854)
Income tax expense (benefit)	13	489	—	(466)	—	36	—	36

Net earnings (loss)	121	738	(230)	(3,955)	—	(3,326)	(564)	(3,890)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$121	$738	$(230)	$(3,955)	$—	$(3,326)	$(564)	$(3,890)

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Three months ended June 30, 2011:
Revenues from external customers	$1,012	$—	$295	$21	$—	$1,328	$288	$1,616
Intersegment revenues	—	—	—	45	(45)	—	—	—
Expenses	(35)	—	1,182	4,326	(45)	5,428	2,217	7,645
Other income (expense)	187	—	—	(128)	—	59	367	426

Earnings (loss) before reorganization items, net and income taxes	1,234	—	(887)	(4,388)	—	(4,041)	(1,562)	(5,603)
Reorganization items, net	—	—	—	826	—	826	—	826

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,234	—	(887)	(5,214)	—	(4,867)	(1,562)	(6,429)
Income tax expense (benefit)	4	—	100	(118)	—	(14)	(159)	(173)

Net earnings (loss)	1,230	—	(987)	(5,096)	—	(4,853)	(1,403)	(6,256)
Loss attributable to noncontrolling interest	—	—	(101)	—	—	(101)	—	(101)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,230	$—	$(886)	$(5,096)	$—	$(4,752)	$(1,403)	$(6,155)

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Six months ended June 30, 2012:
Revenues from external customers	$2,105	$16,905	$255	$36	$—	$19,301	$1,657	$20,958
Intersegment revenues	317	—	—	410	(727)	—	—	—
Expenses	481	14,435	575	9,152	(727)	23,916	3,584	27,500
Other income (expense)	2,405	(148)	(1)	(201)	—	2,055	(376)	1,679

Earnings (loss) before reorganization items, net and income taxes	4,346	2,322	(321)	(8,907)	—	(2,560)	(2,303)	(4,863)
Reorganization items, net	—	—	—	80	—	80	108	188

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	4,346	2,322	(321)	(8,987)	—	(2,640)	(2,411)	(5,051)
Income tax expense (benefit)	32	927	4	(878)	—	85	—	85

Net earnings (loss)	4,314	1,395	(325)	(8,109)	—	(2,725)	(2,411)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,314	$1,395	$(325)	$(8,109)	$—	$(2,725)	$(2,411)	$(5,136)

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Six months ended June 30, 2011:
Revenues from external customers	$1,911	$—	$840	$24	$—	$2,775	$806	$3,581
Intersegment revenues	—	—	—	45	(45)	—	—	—
Expenses	(31)	—	1,606	7,065	(45)	8,595	5,616	14,211
Other income (expense)	625	—	281	673	—	1,579	262	1,841

Earnings (loss) before reorganization items, net and income taxes	2,567	—	(485)	(6,323)	—	(4,241)	(4,548)	(8,789)
Reorganization items, net	—	—	—	1,325	—	1,325	—	1,325

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	2,567	—	(485)	(7,648)	—	(5,566)	(4,548)	(10,114)
Income tax expense (benefit)	6	—	—	(118)	—	(112)	427	315

Net earnings (loss)	2,561	—	(485)	(7,530)	—	(5,454)	(4,975)	(10,429)
Loss attributable to noncontrolling interest	—	—	(61)	—	—	(61)	—	(61)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,561	$—	$(424)	$(7,530)	$—	$(5,393)	$(4,975)	$(10,368)

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Segment assets:
At June 30, 2012	$43,429	$37,960	$1,496	$78,612	$(32,697)	$128,800	$4,170	$132,970
At December 31, 2011	37,214	39,428	1,735	62,608	(18,783)	122,202	20,816	143,018
Segment liabilities:
At June 30, 2012	$21,565	$27,720	$2,453	$43,576	$(32,697)	$62,617	$10,834	$73,451
At December 31, 2011	9,411	30,582	2,367	44,068	(18,783)	67,645	11,536	79,181

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) in the California Superior Court, County of Los Angeles. On February 3, 2010, Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million. Signature is appealing the judgment. Fremont recorded a liability of approximately $1.4 million in the first quarter of 2010 related to this matter. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the court. On May 8, 2012 the California Court of Appeal held a hearing on this matter. On June 7, 2012, the California Court of Appeal issued its opinion affirming the judgment. On June 22, 2012, the Company filed a Petition for Rehearing. On July 9, 2012, the California Court of Appeal granted the Company’s Petition for Rehearing with additional briefing to be completed by August 20, 2012. No date for a hearing has been set. Unless a new court order provides otherwise, the matter will be resubmitted for determination upon completion of the additional briefing.

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

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of thirty-six months of welfare benefits. Ms. Colburn filed a proof of claim in the Bankruptcy Proceeding for salary, bonus, and benefits and restricted stock in the amount of $2.6 million. On August 9, 2011, the California Superior Court entered a judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs are due later this year. A hearing date has not yet been scheduled.

Ms. Colburn’s proof of claim for $2.6 million in the Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding and the Company intends to vigorously defend against this claim. A hearing on this matter has been set by the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “California Federal Bankruptcy Court”) for September 6, 2012.

Walker Matter. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted stock at the time of his termination and the value of 36 months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. Trial has been set to commence on October 16, 2012. The Company intends to vigorously defend itself against this lawsuit.

Mr. Walker’s proof of claim for $2.5 million in the Bankruptcy Proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding. The Company intends to vigorously defend itself against this claim. A hearing on this matter has been set by the California Federal Bankruptcy Court for September 6, 2012.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. (Cambridge Matter #1). On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts against over fifty defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 residential mortgage-backed securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005. The matter was removed to the U.S. District Court in Massachusetts (the “U.S. District Court”), but the plaintiff filed a motion to remand the case back to Superior Court in Massachusetts (the “Superior Court”), which was approved on August 19, 2011. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. On March 14, 2012 the Superior Court denied the Motion to Dismiss. On July 16, 2012, the Superior Court held a hearing on the defendants’ Motion to Dismiss for failure to state an actionable claim. The Superior Court took the matter under submission and did not indicate a date for a ruling. FMSC intends to defend itself vigorously in this matter.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc., et al. (Cambridge Matter #2). On February 11, 2011, Cambridge, as assignee of its investor clients, filed a lawsuit in the Superior Court against over thirty defendants, including the broker/dealers, underwriters, issuers and depositors of approximately seventy RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006. The defendants removed the matter to the U.S. District Court and the plaintiff filed a motion to remand the case back to Superior Court. In August 2011, in light of the ruling on remand in Cambridge Matter #1, the matter was remanded back to the Superior Court by stipulation. On November 22, 2011, the defendants filed a joint Motion to Dismiss for lack of standing. On March 14, 2012 the Superior Court denied the Motion to Dismiss. On July 16, 2012, the Superior Court held a hearing on the defendants’ Motion to Dismiss for failure to state an actionable claim. The Superior Court took the matter under submission and did not indicate a date for a ruling. FMSC intends to defend itself vigorously in this matter.

National Credit Union Administration v. RBS Securities, et al. On June 20, 2011, The National Credit Union Administration (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of twenty-nine RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. On July 25, 2012, the U.S. District Court issued an order dismissing FMSC from the action with leave to amend. The NCUA has thirty days from the date of the dismissal order to amend its complaint.

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

As a result of the formation of the Shareholder Group, the Board continues to evaluate whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in the Rights Agreement) and if such determination is made, whether a Distribution Date (as defined in the Rights Agreement) for the distribution of rights under and pursuant to the Rights Agreement will occur. The Company previously announced that the Board had extended the date by which such determinations needed to be made until September 30, 2012.

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

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court. The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Company’s reorganization plan (the “Plan”), as confirmed by the California federal Bankruptcy Court (the “Confirmation Order”).

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

On May 17, 2012, the Company filed a Motion to Stay under Nevada Rules of Civil Procedure 41(d) seeking reimbursement of costs and fees arising out of the Company’s defense of these same matters in the California Federal Bankruptcy Court. On July 19, 2012, the Nevada Federal Bankruptcy Court issued an order setting a briefing schedule to consider the Company’s fees and costs request. A hearing date has not yet been set. Should McIntyre continue to pursue this matter, the Company intends to vigorously defend itself.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. As of June 30, 2012, there remained one outstanding bankruptcy professional fee dispute from one firm which amounted to $1.2 million. On May 6, 2011, the California Federal Bankruptcy Court took this dispute under submission. On October 19, 2011, pursuant to a Bankruptcy Court Order, Signature transferred $1.5 million to a trust account for the sole and exclusive purpose of securing payment of any allowed fees and costs awarded to the firm, pursuant to the pending contested fee application. At a July 24, 2012 hearing, the California Federal Bankruptcy Court ruled that the Company was obligated to pay $1.1 million.

Unpaid Claims. As of June 30, 2012, there remained $5.1 million in open claims filed with the California Federal Bankruptcy Court (the “Unpaid Claims”), comprised of two claims by former employees for breach of their respective employment contracts. The Company has objected to these remaining Unpaid Claims and intends to vigorously contest them in the California Federal Bankruptcy Court.

NOTE 16 — SUBSEQUENT EVENTS

Annual meeting of shareholders

On July 24, 2012, the Company held its 2012 annual meeting of shareholders (the “Annual Meeting”). On August 6, 2012, the independent inspector of election for the Annual Meeting, IVS Associates, Inc., delivered its final vote tabulation that certified the voting results for each of the matters submitted to a vote at the Annual Meeting. As confirmed by these final results, the shareholders have (i) elected all five of the Company’s director nominees – G. Christopher Colville, John Koral, Patrick E. Lamb, Craig F. Noell and Philip G. Tinkler – to the Company’s board of directors; (ii) approved an amendment to the Incentive Plan that increased the authorized number of shares of Company common stock that may be issued under the Incentive Plan; (iii) ratified the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012; and (iv) approved the adjournment of the Annual Meeting to a later date or dates, if necessary, to permit further solicitation of proxies to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized number of shares of Company common stock. The tabulation of shareholder votes for the proposal to approve an amendment to the Amended and Restated Articles of Incorporation to increase in the authorized shares of Company common stock has not been finalized, as the Annual Meeting was adjourned to a later date with respect to this proposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included in Signature Group Holdings, Inc.’s (“Signature,” formerly Fremont General Corporation (“Fremont”), or “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in the Annual Report and in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”).

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

We seek to engage in acquisitions to acquire controlling interests in middle market businesses that we expect will generate between $7.0 million and $25.0 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), but will also selectively review potential acquisition opportunities of larger businesses. We look to acquire businesses that have talented and experienced management teams, strong margins, defensible market positions and, in most instances, long-term growth potential. We regularly consider acquisitions of businesses that operate in unique industries as well as businesses that we believe to be in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we have and expect to continue to operate the businesses we acquire as autonomous subsidiaries. In addition to the connections that our management team has in the financial industry, we also have strong relationships with significant numbers of potential deal referral sources, including accountants, attorneys, business brokers, commercial and investment bankers, and other professionals, which generate substantial opportunities to assess middle market businesses that may be available for acquisition. Our strategy tends to emphasize non-auction, or proprietary deal flow sourced directly through our management team’s established referral networks.

Our Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance (“UPB”). We may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. We also take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases. The largest asset in this segment is a portfolio of residential real estate loans.

Our operations include a discontinued operations segment, where we hold and are managing certain assets and liabilities related to the former businesses of the Company, then known as Fremont, including Federal Home Loan Bank (“FHLB”) stock, subprime residential real estate loans, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims. Assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company.

Operating segments

The presentation set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Company’s unaudited consolidated financial statements present the Company’s financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations segment classifications. All of our activities related to our operating subsidiaries and our growth strategies, as well as ongoing and general corporate functions are included in the continuing operations segment. Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the date of emergence from Chapter 11 bankruptcy proceedings, excluding the loans reclassified to continuing operation in the second quarter of 2012, as discussed below in Signature Special Situations.

Continuing Operations: At June 30, 2012, Signature’s continuing operations had approximately $128.8 million in assets, or 97% of our total assets. Our continuing operations consist of three operating units, NABCO, Cosmed and Signature Special Situations, as discussed below.

NABCO

The largest operating unit by revenue, NABCO is a wholly owned subsidiary whose results of operations have been consolidated into Signature’s since July 29, 2011, the date of acquisition. Headquartered in Burbank, California, NABCO is one of the largest independent suppliers of circuit breakers in the country. Circuit breakers are critical safety devices used in virtually all residential, commercial and industrial structures and many large electrical power systems. Circuit breakers automatically shut off an electrical circuit when the flow of electricity increases above a safe level so that potentially serious damage, such as that caused by fire, can be averted. Accordingly, when a circuit breaker is damaged, as a critical component for the overall electrical system, it must be replaced immediately. NABCO’s niche is focused on this replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. In furtherance of its strategy to be a single source supplier for its customers, NABCO began carrying a new product line, fusible panel switches, during the first quarter of 2012.

NABCO operates from five warehouse locations across the country. This national presence allows NABCO to service a broad section of its customer base with next day ground shipping, providing a competitive advantage for the mission critical components it supplies. NABCO sells primarily to wholesale electrical distributors as opposed to end users, like electricians and do-it-yourself business owners and homeowners. In 2011, NABCO served approximately 600 customers and shipped approximately 5,000 SKUs to over 3,000 customer locations nationwide. Its customer base includes many of the largest wholesale electrical distribution companies in the nation, who tend to carry a limited amount of circuit breaker inventory and use NABCO, and other circuit breaker distribution specialists like NABCO, as a just-in-time supplier. By providing industry-leading customer service, maintaining an extensive inventory and offering same day shipping, NABCO has become a preferred supplier for most of its large wholesale electrical distributor customers.

The electrical power system in the United States is characterized by an aging infrastructure and largely reflects technology developed in the 1950’s or earlier. According to the United States Department of Energy, it is estimated that 60% of circuit breakers in operation are more than thirty years old. Circuit breakers are manufacturer specific and not interchangeable, so product availability in the replacement niche is very important. Accordingly, NABCO maintains a significant depth of certified, new product inventory from all the major manufacturers and also carries a number of products that have been discontinued by the manufacturer and are no longer widely available. As a result, NABCO does not manage its operations in terms of inventory turns or other traditional operating metrics based on inventory levels. NABCO’s inventory levels have the potential to increase in a declining sales environment if valuable purchase opportunities present themselves as there is minimal risk of obsolescence for these products.

Other business factors pertaining to NABCO include:

•	the business is seasonal with higher sales volume occurring during the summer months due to weather conditions driving increased electrical usage;

•	the business operates in a highly fragmented market with hundreds of competitors, although few have NABCO’s depth of inventory or national presence; and

•	the business does not sell used circuit breakers, nor does it refurbish circuit breakers or provide any other type of service operations.

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

Historically, the Cosmedicine™ product line was only available through high-end retailers and specialty beauty boutiques. Beginning in 2009, Costru management attempted to reposition the business and grow sales by marketing its product line through the major mass market retailers of health and beauty products. Although Cosmed’s management continued having success in rolling-out its products into the mass merchandising channel, the products did not achieve sufficient sales volume to generate re-orders. Accordingly, Cosmed is no longer selling its products through mass merchants. Cosmedicine™ continues to be sold through a number of specialty health and beauty outlets, as well as through certain specialty internet channels. Cosmed is in the process of re-focusing the Cosmedicine™ brand, and is considering private label and custom original equipment manufacturer arrangements to leverage its significant intellectual property and unique formulations. Additionally, Cosmed is seeking strategic partnerships in alternative sales platforms including, but not limited to, leading direct response and network marketing conglomerates. Signature owns 92% of the outstanding common stock of Cosmed, with the remaining 8% noncontrolling interest held by the former owners of Costru.

Signature Special Situations

Our Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to UPB. We may also originate secured debt financings to middle market companies for a variety of situations including to support another transaction such as an acquisition, recapitalization or restructuring and take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We also seek to acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases.

The objective of this operation is to generate high risk-adjusted returns in the form of interest income, fees, recovery of discounted principal balances, or market value appreciation, while maintaining an intense focus on managing downside risks and exposure. In some instances, we may also receive equity securities in the form of convertible debt, preferred or convertible preferred stock, and options or warrants, where our returns will come in the form of appreciation gains associated with such equity securities.

After actively marketing and closing the sale of $27.6 million of our non-performing residential real estate loans in the first quarter, we determined that the economics of a “hold and retain” strategy were advantageous as compared to the secondary market bids received for the performing (less than sixty days past due) residential real estate loan portfolio. As a result of management’s analysis and the Company’s current liquidity position, management intends to hold these loans for investment for the foreseeable future. With the change of intention, management reclassified $23.0 million of loans, with an aggregate UPB of $46.9 million, from discontinued operations to Signature Special Situations in continuing operations, effective April 1, 2012.

Corporate and other

Corporate and other costs primarily represent expenses related to those administrative, financial and human resource activities that are not allocated to operations and are excluded from segment results of operations. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments.

Discontinued Operations: At June 30, 2012, our discontinued operations had approximately $4.2 million in assets, or 3% of our total assets, and $10.8 million of liabilities, or 15% of our total liabilities.

Under our business strategy, we seek to maximize the value of the assets of our discontinued operations and expect to redeploy the proceeds in our continuing operations. During the six months ended June 30, 2012, we generated approximately $13.5 million of cash from discontinued operations primarily through the sale of $37.1 million of UPB of our sub-performing and non-performing subprime residential real estate loans, with a carrying value of $10.7 million, sales of $1.6 million of REO and the collection of a $1.9 million note receivable.

The largest liability in our discontinued operations is our residential loan repurchase reserve. At June 30, 2012, the repurchase reserve liability was $8.0 million. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties provided by Fremont Investment & Loan (“FIL”), Fremont’s former California industrial bank subsidiary, to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through 2007. Management estimates the likely range of potential loan repurchase liability based on an number of factors, including, but not limited to, the timing of such claims given when the loan was originated; the quality of the counterparties’ documentation supporting such claims; the number and involvement of cross defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. There were no repurchase claims received or settled during the six months ended June 30, 2012. The estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate. Total outstanding repurchase claims at June 30, 2012 were approximately $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than thirty-six months in the case of approximately $70.3 million in claims, or 69.2% of total claims outstanding;

•	for more than twenty-four months, but less than thirty-six months, in the case of approximately $3.1 million in claims, or 3.0% of total claims outstanding; and

•	for more than twelve months, but less than twenty-four months, in the case of approximately $28.3 million in claims, or 27.8% of total claims outstanding.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities. As of June 30, 2012, the Company was involved in seventy defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter because it was the originator of the mortgage. We are also involved in five defensive cases involving Fremont’s securitization transactions and three defensive cases involving former Fremont executives seeking severance claims.

Signature is also a plaintiff in eight cases related to mortgage fraud, whose activities account for a significant portion of our professional expenses included in the statements of operations of discontinued operations for the three and six months ended June 30, 2012.

Material weakness in internal control over financial reporting

As of June 30, 2012, the Company’s internal control over financial reporting was not effective and it was determined that the material weakness identified as of December 31, 2011 had not been remediated. The Company is currently working to remediate the material weakness in its internal control over financial reporting. See Item 4, “Controls and Procedures” of this Form 10-Q for more information about the Company’s assessment of its internal control over financial reporting and the related material weakness, as well as the Company’s continuing efforts to remediate such weakness. Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as discussed in Part I, Item 4 of this Form 10-Q, the Company believes that the financial statements contained in this Form 10-Q and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, fairly and accurately present the financial position, results of operations and cash flows for each of the periods presented, in all material respects.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and expenses included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

These policies govern (i) fair value measurements, (ii) revenue recognition, (iii) purchased credit-impaired loans, (iv) business combinations, (v) inventories, (vi) goodwill and intangible assets, (vii) common stock warrant liability, (viii) income taxes, (ix) accounting for reorganizations, (x) discontinued operations, (xi) loans held for sale, net, (xii) real estate owned, net, and (xiii) guarantees (repurchase reserves). On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at future balance sheet dates and our results of operations for future reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Q2 2012 Highlights

NABCO continued to perform very well with Adjusted EBITDA of $2.2 million for the three months ended June 30, 2012. Net sales increased to $9.1 million and gross margin remained steady at 37.8% during the period. The strong financial performance allowed NABCO to reduce its outstanding debt by $2.0 million in the second quarter.

After actively marketing and closing the sale of $27.6 million of our non-performing residential real estate loans in the first quarter, we determined that the economics of a “hold and retain” strategy were advantageous as compared to the secondary market bids received for the performing (less than sixty days past due) residential real estate loan portfolio. As a result of management’s analysis and the Company’s current liquidity position, management intends to hold these loans for investment for the foreseeable future. With the change of intention, management reclassified $23.0 million of loans, with an aggregate UPB of $46.9 million, from discontinued operations to Signature Special Situations in continuing operations, effective April 1, 2012.

We further reduced the assets within our discontinued operations to $4.2 million through the sale of nearly all of our remaining residential real estate loans held for sale in discontinued operations, with an aggregate UPB of $9.5 million. Additionally, we sold eight REO properties reducing the carrying value of REO to $1.3 million at June 30, 2012.

Three Months Ended June 30, 2012

The following is a summary of significant operating results for the three months ended June 30, 2012.

•	Net loss attributable to Signature Group Holdings, Inc. decreased $2.3 million to $3.9 million, as compared to $6.2 million for the three months ended June 30, 2011.

•	Loss from continuing operations decreased $1.6 million to $3.3 million for the three months ended June 30, 2012, as compared to $4.9 million for the comparable 2011 period.

•	Loss from discontinued operations, net of income taxes decreased $0.8 million to $0.6 million for the three months ended June 30, 2012, as compared to $1.4 million for the comparable 2011 period.

•	Revenues from continuing operations increased to $9.8 million for the three months ended June 30, 2012, as compared to $1.3 million for the comparable 2011 period.

•	Expenses from continuing operations increased to $12.4 million for the three months ended June 30, 2012, as compared to $5.4 million for the comparable 2011 period.

Six Months Ended June 30, 2012

The following is a summary of significant operating results for the six months ended June 30, 2012.

•	Net loss attributable to Signature Group Holdings, Inc. decreased $5.3 million to $5.1 million, as compared to $10.4 million for the six months ended June 30, 2011.

•	Loss from continuing operations decreased $2.7 million to $2.7 million for the six months ended June 30, 2012, as compared to $5.4 million for the comparable 2011 period.

•	Loss from discontinued operations, net of income taxes decreased $2.6 million to $2.4 million for the six months ended June 30, 2012, as compared to $5.0 million for the comparable 2011 period.

•	Revenues from continuing operations increased to $19.3 million for the six months ended June 30, 2012, as compared to $2.8 million for the comparable 2011 period.

•	Expenses from continuing operations increased to $24.0 million for the six months ended June 30, 2012, as compared to $8.6 million for the comparable 2011 period.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents selected components of the Company’s unaudited consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenues	$9,786	$1,341	$19,301	$2,775
Expenses	12,442	5,441	23,916	8,595
Other income (expense)	(648)	59	2,055	1,579

Loss from continuing operations before reorganization items and income taxes	(3,304)	(4,041)	(2,560)	(4,241)
Reorganization items, net	(14)	826	80	1,325

Loss from continuing operations before income taxes	(3,290)	(4,867)	(2,640)	(5,566)
Income tax expense (benefit)	36	(14)	85	(112)

Loss from continuing operations	(3,326)	(4,853)	(2,725)	(5,454)
Loss from discontinued operations, net of income taxes	(564)	(1,403)	(2,411)	(4,975)

Net loss	(3,890)	(6,256)	(5,136)	(10,429)
Loss attributable to noncontrolling interest	—	(101)	—	(61)

Net loss attributable to Signature Group Holdings, Inc.	$(3,890)	$(6,155)	$(5,136)	$(10,368)

Three months ended June 30, 2012 compared to three months ended June 30, 2011

General

Net loss attributable to Signature Group Holdings, Inc. decreased $2.3 million to $3.9 million for the three months ended June 30, 2012, as compared to $6.2 million for the three months ended June 30, 2011. The decrease in our net loss is primarily related to a $1.6 million decrease in loss from continuing operations and a $0.8 million decrease in loss from discontinued operations, net of income taxes, partially offset by a $0.1 million decrease in loss attributable to noncontrolling interest.

Loss from continuing operations

Loss from continuing operations decreased $1.6 million to $3.3 million for the three months ended June 30, 2012, as compared to $4.9 million for the three months ended June 30, 2011. The decrease in the loss is primarily related to an increase in revenues of $8.4 million and a $0.8 million decrease in reorganization items, net, partially offset by an increase in expenses of $7.0 million and a decrease in other income (expense) of $0.7 million. The increase in revenues and operating expenses are primarily related to the inclusion of the operating results of NABCO, which we acquired in July 2011. The decrease in other income (expense) is primarily related to a $0.6 million change in fair value of common stock warrant liability. See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes decreased $0.8 million to $0.6 million for the three months ended June 30, 2012, as compared to $1.4 million for the three months ended June 30, 2011. The decrease is primarily related to a $0.6 million increase in revenues and a $0.5 million decrease in expenses, offset by a $0.2 million decrease in income tax benefit. See “Review of Operating Segments Results of Operations—Discontinued Operations” below for additional detail.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

General

Net loss attributable to Signature Group Holdings, Inc. decreased $5.3 million to $5.1 million for the six months ended June 30, 2012, as compared to $10.4 million for the six months ended June 30, 2011. The decrease is primarily related to a $2.7 million decrease in loss from continuing operations and a $2.6 million decrease in loss from discontinued operations, net of income taxes.

Loss from continuing operations

Loss from continuing operations decreased $2.7 million to $2.7 million for the six months ended June 30, 2012, as compared to $5.4 million for the six months ended June 30, 2011. The decrease in the loss is primarily related to a $16.5 million increase in revenues, a $0.5 million increase in other income (expense) and a $1.2 million decrease in reorganization items, net, partially offset by a $15.4 million increase in expenses and a $0.1 million decrease in loss attributable to noncontrolling interest. The increase in revenues and operating expenses are primarily related to the inclusion of the operating results of NABCO, which we acquired in July 2011. See “Review of Operating Segments Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes decreased $2.6 million to $2.4 million for the six months ended June 30, 2012, as compared to $5.0 million for the six months ended June 30, 2011. The decrease is primarily related to a $0.2 million increase in revenues, a $2.0 million decrease in expenses and a $0.4 million decrease in income tax expense. See “Review of Operating Segments Results of Operations—Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(Dollars in the thousands)	2012	2011
Cash and cash equivalents	$53,366	$52,439
Investment securities, available for sale	5,146	4,991
Loans held for sale, net	—	20,317
Loans receivable, net	27,625	3,750
Trade and other receivables, net	4,715	4,112
Inventories	9,385	8,681
Intangible assets, net	5,752	6,978
Goodwill	18,180	18,180
Other assets	4,631	2,754
Assets of discontinued operations	4,170	20,816

TOTAL ASSETS	$132,970	$143,018

Lines of credit	$1,700	$5,116
Accrued expenses and other liabilities	6,189	5,916
Contingent consideration	3,746	3,597
Long-term debt	48,982	51,613
Common stock warrant liability	2,000	1,403
Liabilities of discontinued operations	10,834	11,536

TOTAL LIABILITIES	73,451	79,181
TOTAL SHAREHOLDERS’ EQUITY	59,519	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,970	$143,018

June 30, 2012 compared to December 31, 2011

General

Total assets decreased by $10.0 million, or 7.0%, to $133.0 million at June 30, 2012 from $143.0 million at December 31, 2011. Total liabilities decreased by $5.7 million, or 7.2%, to $73.5 million at June 30, 2012, from $79.2 million at December 31, 2011. Total shareholders’ equity decreased to $59.5 million at June 30, 2012, from $63.8 million at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents increased $1.0 million to $53.4 million at June 30, 2012, from $52.4 million at December 31, 2011. The $1.0 million increase was primarily due to $12.6 million in cash proceeds received from the sale of sub-performing and non-performing residential real estate loans held for sale, $1.9 million in proceeds from the collection of a note receivable and $2.0 million in net proceeds received from the sale of REO, all within discontinued operations. The increase in cash was partially offset by a $2.6 million purchase of corporate bonds with a par value of $6.2 million, an increase of $1.7 million in loans receivable, net related to additional advances, net of repayments, on a secured revolving line of credit, repayments of $3.4 million in debt associated with outstanding lines of credit, repayments of $0.9 million on long-term debt, the repurchase of $1.8 million of the Company’s 9% notes payable (“Notes Payable”) for $1.4 million and the payment of expenses associated with the $5.1 million net loss for the six months ended June 30, 2012.

Investment securities, available for sale

Investment securities, available for sale increased $0.1 million to $5.1 million at June 30, 2012, from $5.0 million at December 31, 2011. The increase was primarily due to the accretion of purchase discounts.

During the six months ended June 30, 2012, we purchased $6.2 million in corporate bonds for $2.6 million, which were converted to common stock when the company was reorganized exiting from bankruptcy. At June 30, 2012, there was no active market for the issuer’s common stock and, accordingly, the securities have been classified in other assets.

Loans held for sale, net and loans receivable, net

Loans held for sale, net and loans receivable, net together increased $3.5 million to $27.6 million at June 30, 2012, from $24.1 million at December 31, 2011. The increase was primarily due to advances, net of repayments, of $1.6 million under revolving lines of credit, an increase of $2.8 million related to the change in fair value of residential real estate loans held for sale prior to their reclassification to held for investment, partially offset by $0.9 million of principal collections on residential and commercial real estate loans.

Trade and other receivables, net

Trade and other receivables, net increased $0.6 million to $4.7 million at June 30, 2012, from $4.1 million at December 31, 2011. The increase is primarily related to increased sales activity.

Inventories

Inventories increased $0.7 million to $9.4 million at June 30, 2012, from $8.7 million at December 31, 2011, primarily due to a $0.9 million increase in electrical component inventory at NABCO to support projected increased sales in the traditionally more active summer sales season, partially offset by a $0.1 million decrease in skin care product inventory at Cosmed. At June 30, 2012, inventories included $0.1 million of reserves for obsolete, damaged and slow-moving inventory, as compared to $0.3 million at December 31, 2011.

Intangible assets, net

Intangible assets, net decreased $1.2 million to $5.8 million at June 30, 2012, from $7.0 million at December 31, 2011. The decrease was due to the amortization of identifiable intangible assets during the six months ended June 30, 2012. The identifiable intangible assets include product formulations, trademarks and trade names, customer relationships and domain names of Cosmed and NABCO.

Other assets

Other assets increased $1.9 million to $4.6 million at June 30, 2012, from $2.7 million at December 31, 2011. The increase is primarily related to $0.8 million of preferred stock of a privately-held company received as partial consideration from the sale of foreclosed assets and the receipt of $1.9 million of common stock of a reorganized company in exchange for defaulted corporate bonds, partially offset by the collection of a $0.8 million income tax refund.

Lines of credit

Lines of credit decreased $3.4 million to $1.7 million at June 30, 2012, from $5.1 million at December 31, 2011. The decrease was the result of voluntary repayments on NABCO’s line of credit as a result of their strong operating performance in the six months ended June 30, 2012.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $0.3 million to $6.2 million at June 30, 2012, from $5.9 million at December 31, 2011. The increase is primarily attributable to a $0.3 million increase in accrued payroll and benefits and a $0.1 million increase in income taxes payable, partially offset by a $0.1 million decrease in accrued operating expenses and trade payables.

Contingent consideration

Contingent consideration increased $0.1 million to $3.7 million at June 30, 2012, from $3.6 million at December 31, 2011. An estimated liability for contingent consideration was recorded as a result of the NABCO acquisition. The former NABCO shareholders may earn contingent consideration of up to $4.0 million subject to the achievement of certain EBITDA milestones for the fiscal year ended December 31, 2012.

The estimated fair value of contingent consideration is based on the Company’s expectation about future operating results and includes assumptions related to discount rates and probabilities assigned to various profitability scenarios. Changes in the estimated fair value of contingent consideration are recorded in other income (expense) in the consolidated statements of operations.

Long-term debt

Long-term debt decreased $2.6 million to $49.0 million at June 30, 2012, from $51.6 million at December 31, 2011. The decrease was related to $0.4 million of principal repayments on NABCO’s term loan, $0.5 million of contractual principal repayments on NABCO’s seller notes and the purchase and the retirement of $1.8 million of Notes Payable.

Common stock warrant liability

Common stock warrant liability increased $0.6 million to $2.0 million at June 30, 2012, as compared to $1.4 million at December 31, 2011. The increase is primarily attributable to an increase in the underlying market price of our common stock. The Warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Assets and liabilities of discontinued operations

Assets of discontinued operations decreased to $4.2 million at June 30, 2012, from $20.8 million at December 31, 2011. The $16.6 million decrease in assets is primarily due to the sale of $11.8 million of residential real estate loans, the disposition of $2.7 million of residential real estate acquired through foreclosure and the collection of a $1.9 million receivable from the sale of assets. Liabilities of discontinued operations decreased to $10.8 million at June 30, 2012, from $11.5 million at December 31, 2011. The $0.7 million decrease in liabilities is primarily related to a $0.5 million decrease in our repurchase reserve liability.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following table presents the financial results of our operating segments for the three months ended June 30, 2012 and 2011. Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Our fourth operating segment consists of our discontinued operations. Results of operations and other financial measures that are not included in our four primary operating segments are included in corporate and other in the tables below.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Three months ended June 30, 2012:
Net sales	$—	$9,062	$57	$—	$—	$9,119	$—	$9,119
Interest	808	—	—	283	(424)	667	22	689
Gain on loans held for sale	—	—	—	—	—	—	1,143	1,143
Other, net	—	—	—	—	—	—	105	105

Total revenues	808	9,062	57	283	(424)	9,786	1,270	11,056

Cost of goods sold	—	5,637	90	—	—	5,727	—	5,727
Selling, general and administrative	24	350	49	478	—	901	121	1,022
Compensation	—	575	61	1,375	—	2,011	—	2,011
Professional fees	14	308	10	1,807	—	2,139	1,618	3,757
Amortization of intangibles	—	586	19	—	—	605	—	605
Interest	265	304	58	856	(424)	1,059	—	1,059

Total expenses	303	7,760	287	4,516	(424)	12,442	1,739	14,181

Other income (expense)	(371)	(75)	—	(202)	—	(648)	—	(648)

Earnings (loss) before reorganization items, net and income taxes	134	1,227	(230)	(4,435)	—	(3,304)	(469)	(3,773)
Reorganization items, net	—	—	—	(14)	—	(14)	95	81

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	134	1,227	(230)	(4,421)	—	(3,290)	(564)	(3,854)
Income tax expense (benefit)	13	489	—	(466)	—	36	—	36

Net earnings (loss)	121	738	(230)	(3,955)	—	(3,326)	(564)	(3,890)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$121	$738	$(230)	$(3,955)	$—	$(3,326)	$(564)	$(3,890)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three months ended June 30, 2011:
Net sales	$—	$—	$295	$—	$—	$295	$—	$295
Interest	1,012	—	—	66	(32)	1,046	393	1,439
Loss on loans held for sale	—	—	—	—	—	—	(105)	(105)
Other, net	—	—	—	—	—	—	367	367

Total revenues	1,012	—	295	66	(32)	1,341	655	1,996

Cost of goods sold	—	—	247	—	—	247	—	247
Selling, general and administrative	(35)	—	582	1,440	—	1,987	462	2,449
Compensation	—	—	167	597	—	764	254	1,018
Professional fees	—	—	48	1,412	—	1,460	1,501	2,961
Amortization of intangibles	—	—	78	—	—	78	—	78
Interest	—	—	60	877	(32)	905	—	905

Total expenses	(35)	—	1,182	4,326	(32)	5,441	2,217	7,658

Other income (expense)	187	—	—	(128)	—	59	—	59

Earnings (loss) before reorganization items, net and income taxes	1,234	—	(887)	(4,388)	—	(4,041)	(1,562)	(5,603)
Reorganization items, net	—	—	—	826	—	826	—	826

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,234	—	(887)	(5,214)	—	(4,867)	(1,562)	(6,429)
Income tax expense (benefit)	4	—	100	(118)	—	(14)	(159)	(173)

Net earnings (loss)	1,230	—	(987)	(5,096)	—	(4,853)	(1,403)	(6,256)
Loss attributable to noncontrolling interest	—	—	(101)	—	—	(101)	—	(101)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,230	$—	$(886)	$(5,096)	$—	$(4,752)	$(1,403)	$(6,155)

Signature Special Situations

General

Signature Special Situations generated net earnings of $0.1 million for the three months ended June 30, 2012, as compared to $1.2 million for the three months ended June 30, 2011. The $1.1 million decrease is primarily related to a $0.8 million decrease in revenues and other income (expense) and a $0.3 million increase in expenses.

Our intention to sell the performing subprime residential real estate portfolio, classified in discontinued operations as reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formally changed to held for investment effective April 1, 2012, as management has the ability to hold, and does not expect to sell these loans for the foreseeable future. As a result, the reclassified loans and the interest income, change in market valuation allowance and loan servicing expenses directly associated with the loans have been reclassified from discontinued operations to Signature Special Situations for all periods presented.

Revenues and other income (expense)

Revenues and other income (expense) decreased $0.8 million to $0.4 million for the three months ended June 30, 2012, as compared to $1.2 million for the three months ended June 30, 2011. The decrease is primarily related to a $0.6 million loss on investment securities, available for sale, a $0.2 million decrease in change in market valuation allowance on loans held for sale and a $0.2 million decrease in interest income, partially offset by a $0.2 million increase in discount recognized on payoff of loans receivable, net.

The decrease in interest income is the result of a $0.5 million reversal of accrued interest on defaulted corporate bonds included in investment securities, available for sale, partially offset by increased average interest-earning assets of $40.3 million for the three months ended June 30, 2012, as compared to $29.3 million for the three months ended June 30, 2011.

The discount, or difference between the UPB and carrying value on the reclassification date, is recognized in interest income as a yield adjustment. When a loan with a discount pays off, the unamortized discount is recognized in other income (expense). In the three months ended June 30, 2012, two such loans paid off and we recognized $0.2 million in other income (expense).

Expenses

Expenses increased $0.3 million to $0.3 million for the three months ended June 30, 2012, as compared to zero for the three months ended June 30, 2011. The increase is primarily related to a $0.3 million increase in interest expense on intercompany borrowings, which were not assessed in the prior period.

NABCO

General

NABCO’s results of operations have been consolidated into the Company’s consolidated results of operations from the July 29, 2011 acquisition date. For the three months ended June 30, 2012, NABCO generated net earnings of $0.7 million on $9.0 million in revenues and other income (expense) and $7.8 million of operating expenses, including $0.6 million of amortization of identifiable intangible assets.

Revenues, other income (expense) and gross margin

Revenues and other income (expense) from NABCO was $9.0 million, comprised primarily of $9.1 million of net sales, offset by $0.1 million of change in fair value of contingent consideration for the three months ended June 30, 2012.

NABCO demonstrated solid organic growth in the seasonally stronger second quarter, generating quarterly net sales of $9.1 million. Although not a part of Signature’s operation in the second quarter of 2011, the Company estimates that NABCO’s second quarter sales increased by approximately 13.1% compared to the same quarter last year when NABCO operated as a privately-held standalone business. Historically, the second and third fiscal quarters are NABCO’s strongest due to increased circuit breaker sales activity during the summer season and associated weather conditions.

Gross margin was 37.8% during the second quarter, which was in line with NABCO’s gross margin in the first quarter of 2012, along with the Company’s estimate of NABCO’s gross margin in the second quarter of 2011.

Expenses

Total expenses from NABCO were $7.8 million for the three months ended June 30, 2012, comprised primarily of $5.6 million of costs of goods sold; $0.6 million of compensation expense; $0.6 million of amortization of intangibles; $0.3 million of interest expense; and $0.4 million in selling, general and administrative expenses.

Cosmed

General

Cosmed’s results of operations have been consolidated into the Company’s consolidated results of operations from the February 18, 2011 acquisition date. For the three months ended June 30, 2012, Cosmed generated a net loss of $0.2 million, as compared to a net loss of $0.9 million for the three months ended June 30, 2011. The $0.7 million decrease in loss is primarily related to a $0.9 million decrease in expenses, partially offset by a $0.2 million decrease in net sales.

Revenues, other income (expense) and gross margin

Revenues decreased $0.2 million to $57 thousand for the three months ended June 30, 2012, as compared to $0.3 million for the three months ended June 30, 2011. The decrease is primarily related to a decrease in net sales as a result of Cosmed no longer selling through mass merchants. Gross margin during the quarter was negative as a result of $49 thousand of inventory write-offs associated with expired inventory.

Expenses

Total expenses decreased $0.9 million to $0.3 million for the three months ended June 30, 2012, as compared to $1.2 million for the three months ended June 30, 2011. The decrease is primarily related to a $0.2 million reduction in cost of goods sold associated with reduced net sales, a $0.5 million decrease in selling, general and administrative expenses related from reduced marketing expenditures to support its mass retail customers and a $0.1 million decrease in amortization of intangibles.

Corporate and Other

General

The net loss reported in corporate and other decreased by $1.1 million to $4.0 million for the three months ended June 30, 2012, as compared to a $5.1 million net loss for the three months ended June 30, 2011. The $1.1 million decrease is primarily related to a $0.1 million increase in revenues and other income (expense), a $1.0 million decrease in selling, general and administrative expenses, an $0.8 million decrease in reorganization items, net, and a $0.3 million increase in income tax benefit, partially offset by a $0.8 million increase in compensation and a $0.4 million increase in professional fees.

Amounts included in corporate and other include interest income, corporate overhead costs, interest expense and other income (expense) not allocated to our operating segments.

Revenues and other income (expense)

Revenues and other income (expense) from corporate and other increased $0.1 million to $81 thousand net revenue for the three months ended June 30, 2012, as compared to a $62 thousand net expense for the three months ended June 30, 2011. The increase is primarily related to a $0.2 million increase in interest income related to intercompany receivables and a $0.4 million gain on extinguishment of debt, partially offset by a $0.6 million decrease in other income from a change in fair value of common stock warrant liability.

Expenses

Total expenses increased $0.2 million to $4.5 million for the three months ended June 30, 2012, as compared to $4.3 million for the three months ended June 30, 2011. The increase is primarily related to a $0.8 million increase in compensation and a $0.4 million increase in professional fees, partially offset by a $0.9 million decrease in selling, general and administrative expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.9 million to $0.5 million for the three months ended June 30, 2012, as compared to $1.4 million for the three months ended June 30, 2011. The $0.9 million decrease is primarily attributable to a $0.7 million decrease in external management fees and a $0.1 million decrease in information technology expenses.

Compensation

Compensation expense increased $0.8 million to $1.4 million for the three months ended June 30, 2012, as compared to $0.6 million for the three months ended June 30, 2011. The increase is primarily related to an increase in headcount and the associated salaries and benefits of $0.5 million, due to the direct hiring of executives and employees in connection with the termination of the previous external management agreement during the third quarter of 2011. For the three months ended June 30, 2011, the Company had limited personnel as the Company was managed by an external management company. Additionally, there was an increase in share-based compensation expense of $0.3 million, associated with awards of our common stock to independent directors, executive officers and employees.

Professional fees

Professional fees increased $0.4 million to $1.8 million for the three months ended June 30, 2012, as compared to $1.4 million for the three months ended June 30, 2011. The increase is primarily related to $1.0 million of costs related to the Company’s 2012 annual meeting of shareholders (the “Annual Meeting”) and the related proxy contest, partially offset by a $0.5 million decrease in general corporate legal expense and compliance expenses associated with SEC periodic filing reports. See Note 16—Subsequent Events included in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company’s Annual Meeting and the related proxy contest.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the date of emergence from Chapter 11 bankruptcy proceedings. In accordance with FASB ASC 205-20, Presentation of Financial Statements—Discontinued Operations, earnings (loss) after income taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after earnings (loss) from continuing operations for all periods presented.

General

Loss from discontinued operations, net of income taxes decreased $0.8 million to $0.6 million for the three months ended June 30, 2012, as compared to $1.4 million for the three months ended June 30, 2011. The decrease is primarily related to a $0.6 million increase in revenues and a $0.4 million decrease in expenses, partially offset by a $0.2 million decrease in income tax benefit.

Revenues

Revenues from discontinued operations increased $0.7 million to $1.3 million for the three months ended June 30, 2012, as compared to $0.6 million for the three months ended June 30, 2011. The increase in revenues is primarily related to a $1.3 million increase in gain on loans held for sale, partially offset by a $0.3 million decrease in other, net and a $0.4 million decrease in interest income due to lower average interest-earning assets during the period.

Gain (loss) on loans held for sale

Gain (loss) on loans held for sale increased $1.3 million to a $1.1 million gain for the three months ended June 30, 2012, as compared to a $0.2 million loss for the three months ended June 30, 2011. The increase in gain is primarily related to $0.5 million of gain on the sale of $9.5 million in UPB of non-performing residential real estate loans related to a whole loan sale that closed in June 2012, a $0.3 million gain on the sale of approximately $142 million in UPB of charged off second lien residential real estate loans related to a whole loan sale that closed in May 2012 and a $0.3 million reversal of provision for the repurchase reserve. The loss on loans held for sale for the three months ended June 30, 2011 was primarily related to a provision for market valuation allowance for loans held for sale primarily related to the degradation of the portfolio as a result of delinquency migration.

Other, net

Other, net decreased $0.3 million to $0.1 million for the three months ended June 30, 2012 as compared to $0.4 million for the three months ended June 30, 2011. The decrease in other, net is primarily due to a $0.2 million decrease in gain on sale of commercial real estate investments and a $0.1 million decrease in recoveries on impaired securitization interests.

Expenses

Expenses decreased $0.4 million to $1.8 million for the three months ended June 30, 2012, as compared to $2.2 million for the three months ended June 30, 2011. The decrease in expenses is primarily related to a $0.3 million decrease in selling, general and administrative expenses and a $0.2 million decrease in compensation expense, partially offset by a $0.1 million increase in professional fees.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.3 million to $0.1 million for the three months ended June 30, 2012, as compared to $0.4 million for the three months ended June 30, 2011. The decrease is primarily related to a reduction of overall activities in discontinued operations, particularly information technology expenses.

Compensation

Compensation expense decreased $0.2 million to zero for the three months ended June 30, 2012, as compared to $0.2 million for the three months ended June 30, 2011. The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Six months ended June 30, 2012:
Net sales	$—	$16,905	$255	$—	$—	$17,160	$—	$17,160
Interest	2,422	—	—	446	(727)	2,141	169	2,310
Gain on loans held for sale	—	—	—	—	—	—	1,488	1,488
Other, net	—	—	—	—	—	—	(376)	(376)

Total revenues	2,422	16,905	255	446	(727)	19,301	1,281	20,582

Cost of goods sold	—	10,454	218	—	—	10,672	—	10,672
Selling, general and administrative	46	600	101	994	—	1,741	441	2,182
Compensation	—	1,092	59	3,084	—	4,235	21	4,256
Professional fees	25	494	27	3,340	—	3,886	3,122	7,008
Amortization of intangibles	—	1,173	37	—	—	1,210	—	1,210
Interest	410	622	133	1,734	(727)	2,172	—	2,172

Total expenses	481	14,435	575	9,152	(727)	23,916	3,584	27,500

Other income (expense)	2,405	(148)	(1)	(201)	—	2,055	—	2,055

Earnings (loss) before reorganization items, net and income taxes	4,346	2,322	(321)	(8,907)	—	(2,560)	(2,303)	(4,863)
Reorganization items, net	—	—	—	80	—	80	108	188

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	4,346	2,322	(321)	(8,987)	—	(2,640)	(2,411)	(5,051)
Income tax expense (benefit)	32	927	4	(878)	—	85	—	85

Net earnings (loss)	4,314	1,395	(325)	(8,109)	—	(2,725)	(2,411)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,314	$1,395	$(325)	$(8,109)	$—	$(2,725)	$(2,411)	$(5,136)

	Continuing Operations						Discontinued Operations	Total
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
Six months ended June 30, 2011:
Net sales	$—	$—	$840	$—	$—	$840	$—	$840
Interest	1,911	—	—	69	(45)	1,935	777	2,712
Gain on loans held for sale	—	—	—	—	—	—	29	29
Other, net	—	—	—	—	—	—	262	262

Total revenues	1,911	—	840	69	(45)	2,775	1,068	3,843

Cost of goods sold	—	—	521	—	—	521	—	521
Selling, general and administrative	(31)	—	614	2,014	—	2,597	1,597	4,194
Compensation	—	—	221	822	—	1,043	956	1,999
Professional fees	—	—	62	2,474	—	2,536	3,063	5,599
Amortization of intangibles	—	—	104	—	—	104	—	104
Interest	—	—	84	1,755	(45)	1,794	—	1,794

Total expenses	(31)	—	1,606	7,065	(45)	8,595	5,616	14,211

Other income (expense)	625	—	281	673	—	1,579	—	1,579

Earnings (loss) before reorganization items, net and income taxes	2,567	—	(485)	(6,323)	—	(4,241)	(4,548)	(8,789)
Reorganization items, net	—	—	—	1,325	—	1,325	—	1,325

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	2,567	—	(485)	(7,648)	—	(5,566)	(4,548)	(10,114)
Income tax expense (benefit)	6	—	—	(118)	—	(112)	427	315

Net earnings (loss)	2,561	—	(485)	(7,530)	—	(5,454)	(4,975)	(10,429)
Loss attributable to noncontrolling interest	—	—	(61)	—	—	(61)	—	(61)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,561	$—	$(424)	$(7,530)	$—	$(5,393)	$(4,975)	$(10,368)

Signature Special Situations

General

Signature Special Situations generated net earnings of $4.3 million for the six months ended June 30, 2012, as compared to $2.6 million for the six months ended June 30, 2011. The $1.7 million increase is primarily related to a $2.3 million increase in revenues and other income (expense) and partially offset by a $0.5 million increase in expenses.

Our intention to sell the performing subprime residential real estate portfolio, classified in discontinued operations as reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formally changed to held for investment effective April 1, 2012, as management has the ability to hold, and does not expect to sell these loans for the foreseeable future. As a result, the reclassified loans and the interest income, change in market valuation allowance and loan servicing expenses directly associated with the loans have been reclassified from discontinued operations to Signature Special Situations for all periods presented.

Revenues and other income (expense)

Revenues and other income (expense) increased $2.3 million to $4.8 million for the six months ended June 30, 2012, as compared to $2.5 million for the six months ended June 30, 2011. The increase is primarily related to a $2.1 million increase in change in market valuation allowance on loans held for sale, a $0.5 million increase in interest income and a $0.2 million increase in discount recognized on payoff of loans receivable, net, partially offset by a loss of $0.6 million on a defaulted investment security, available for sale.

The change in the market valuation allowance on loans held for sale relates to fair value adjustments made to the loans when they were classified as held for sale and carried at fair value. The increase in interest income is the result of an increase in average interest-earning assets to $39.6 million for the six months ended June 30, 2012, as compared to $28.9 million for the six months ended June 30, 2011. The discount, or difference between the unpaid principal balance and carrying value on the reclassification date, is recognized in interest income as a yield adjustment. When a loan with a discount pays off, the unamortized discount is recognized in other income (expense) in the consolidated statements of operations.

Expenses

Expenses increased $0.5 million to $0.5 million for the six months ended June 30, 2012, as compared to zero for the six months ended June 30, 2011. The increase is primarily related to a $0.4 million increase in interest expense on intercompany borrowings, which were not assessed in the prior period.

NABCO

General

NABCO’s results of operations have been consolidated into the Company’s consolidated results of operations from the July 29, 2011 acquisition date. For the six months ended June 30, 2012, NABCO generated net earnings of $1.4 million, on $16.8 million in revenues and other income (expense) and $14.4 million of operating expenses, including $1.2 million of amortization of identifiable intangible assets.

Revenues, other income (expense) and gross margin

Revenues and other income (expense) from NABCO was $16.8 million, comprised primarily of $16.9 million of net sales, offset by $0.1 million of change in fair value of contingent consideration for the six months ended June 30, 2012.

Although not a part of Signature’s operation in the six months ended June 30, 2011, the Company estimates that NABCO’s net sales increased by approximately $2.1 million, or 13.9% compared to the same period in the prior year when NABCO operated as a privately-held standalone business.

Gross margin was 38.2% for the six months ended June 30, 2012, which was in line with management’s expectations.

Expenses

Total expenses from NABCO were $14.4 million for the six months ended June 30, 2012, comprised primarily of $10.5 million of costs of goods sold, $1.1 million of compensation expense, $1.2 million of amortization of intangibles, $0.6 million of interest expense and $0.6 million in selling, general and administrative expenses.

Cosmed

General

Cosmed’s results of operations have been consolidated into the Company’s consolidated results of operations from the February 18, 2011 acquisition date. For the six months ended June 30, 2012, Cosmed generated a net loss of $0.3 million, as compared to $0.4 million for the period from acquisition date to June 30, 2011. The $0.1 million decrease is primarily related to a $1.0 million reduction in expenses and offset by a $0.6 million decrease in revenues and a $0.3 million decrease in other income (expense).

Revenues and other income (expense)

Revenues and other income (expense) decreased $0.9 million to $0.2 million for the six months ended June 30, 2012, as compared to $1.1 million for the period from the acquisition date to June 30, 2011. The decrease is primarily related to a $0.6 million decrease in net sales, as a result of Cosmed no longer focusing on sales through mass merchants and a $0.3 million decrease in other income (expense).

Expenses

Total expenses decreased $1.0 million to $0.6 million for the six months ended June 30, 2012, as compared to $1.6 million for the period from the acquisition date to June 30, 2011. The decrease is primarily related to a $0.3 million decrease in cost of goods sold associated with reduced net sales, a $0.2 million decrease in compensation expense associated with the restructuring of compensation arrangements with senior management for the six months ended June 30, 2012, and a $0.5 million decrease in selling, general and administrative expenses.

Corporate and Other

General

The net loss reported in corporate and other increased by $0.6 million to $8.1 million for the six months ended June 30, 2012, as compared to $7.5 million for the six months ended June 30, 2011. The $0.6 million increase is primarily related to a $2.1 million increase in expenses and a $0.9 million decrease in other income (expense), partially offset by a $0.3 million increase in revenues, a $1.2 million decrease in reorganization items, net and a $0.8 million increase in income tax benefit.

Amounts included in corporate and other include interest income, corporate overhead costs, interest expense and other income (expense) not allocated to our operating segments.

Revenues and other income (expense)

Revenues and other income (expense) from corporate and other decreased $0.5 million to $0.2 million for the six months ended June 30, 2012, as compared to $0.7 million for the six months ended June 30, 2011. The decrease is primarily related to a $0.8 million change in fair value of common stock warrant liability, partially offset by a $0.3 million increase in interest income primarily related to intercompany receivables.

Expenses

Total expenses increased $2.1 million to $9.2 million for the six months ended June 30, 2012, as compared to $7.1 million for the six months ended June 30, 2011. The increase is primarily related to a $2.3 million increase in compensation expense and a $0.8 million increase in professional fees, partially offset by a $1.0 million decrease in selling, general and administrative expenses.

Compensation

Compensation expense increased $2.3 million to $3.1 million for the six months ended June 30, 2012, as compared to $0.8 million for the six months ended June 30, 2011. The increase is primarily related to an increase in headcount, and associated salaries and benefits of $1.7 million, due to the direct hiring of executives and employees in connection with the termination of the previous external management agreement during the third quarter of 2011. For the six months ended June 30, 2011, the Company had limited personnel as the Company was managed by an external management company. Additionally, there was an increase in share-based compensation expense of $0.6 million, associated with awards of our common stock to independent directors, executive officers and employees.

Professional fees

Professional fees increased $0.8 million to $3.3 million for the six months ended June 30, 2012, as compared to $2.5 million for the six months ended June 30, 2011. The increase is primarily related to $1.4 million of costs related to the Company’s Annual Meeting and the related proxy contest, partially offset by a $0.6 million decrease in general corporate legal expense and compliance expenses associated with SEC periodic filing reports. See Note 16—Subsequent Events included in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company’s Annual Meeting and the related proxy contest.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the date of emergence from Chapter 11 bankruptcy proceedings. In accordance with FASB ASC 205-20, Presentation of Financial Statements—Discontinued Operations, earnings (loss) after income taxes from discontinued operations and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after earnings (loss) from continuing operations for all periods presented.

General

Loss from discontinued operations, net of income taxes decreased $2.6 million to $2.4 million for the six months ended June 30, 2012, as compared to $5.0 million for the six months ended June 30, 2011. The decrease is primarily related to a $0.2 million increase in revenues, a $2.0 million decrease in expenses and a $0.4 million decrease in income tax expense.

Revenues

Revenues from discontinued operations increased $0.2 million to $1.3 million for the six months ended June 30, 2012, as compared to $1.1 million for the six months ended June 30, 2011. The increase in revenues is primarily related to a $1.5 million increase in gain on loans held for sale, partially offset by a $0.6 million decrease in other, net and a $0.6 million decrease in interest income.

Gain on loans held for sale

Gain on loans held for sale increased $1.5 million to $1.5 million for the six months ended June 30, 2012, as compared to $29 thousand for the six months ended June 30, 2011. The increase in gain is primarily related to $2.0 million in gain on sales of loans and a $0.5 million reversal of provision for the repurchase reserve, partially offset by a $1.0 million lower of cost or market adjustment on loans held for sale.

Other, net

Other, net decreased $0.7 million to a $0.4 million loss for the six months ended June 30, 2012, as compared to a $0.3 million gain for the six months ended June 30, 2011. The decrease is primarily due to a $0.3 million decrease in gain (loss) on commercial real estate investments, a $0.4 million increase in REO valuation allowances, a $0.3 million decrease in other miscellaneous income and a $0.1 million decrease in cash flows received on investment securities previously impaired, partially offset by a $0.3 million increase in gain on sale of REO and a $0.1 million decrease in REO servicing costs. During the six months ended June 30, 2012, we sold seventeen REO properties and generated net cash recoveries, after fees and expenses, of approximately $2.0 million, resulting in net gains of $0.5 million.

Expenses

Expenses decreased $2.0 million to $3.6 million for the six months ended June 30, 2012, as compared to $5.6 million for the six months ended June 30, 2011. The decrease in expenses is primarily related to a $1.2 million reduction in selling, general and administrative expenses and a $0.9 million decrease in compensation expense.

Selling, general and administrative

Selling, general and administrative expenses decreased $1.2 million to $0.4 million for the six months ended June 30, 2012, as compared to $1.6 million for the six months ended June 30, 2011. The decrease is primarily related to a $1.0 million decrease in information technology expenses due to reductions in personnel, office space and operating activities associated with discontinued operations and a $0.1 million decrease in other loan related expenses.

Compensation

Compensation expense decreased $0.9 million to $21 thousand for the six months ended June 30, 2012, as compared to $1.0 million for the six months ended June 30, 2011. The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of June 30, 2012 and December 31, 2011. The corporate and other segment does not meet the definition of a segment as it contains parent company assets and liabilities that are not allocated to operating segments.

	Continuing Operations						Discontinued Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
June 30, 2012
Cash and cash equivalents	$478	$535	$85	$52,268	$—	$53,366	$111
Investment securities, available for sale	5,146	—	—	—	—	5,146	—
Loans receivable, net	27,625	—	—	—	—	27,625	—
Trade and other receivables, net	26	4,644	10	35	—	4,715	38
Inventories	—	8,629	756	—	—	9,385	—
Intangible assets, net	—	5,519	233	—	—	5,752	—
Goodwill	—	17,780	400	—	—	18,180	—
Deferred tax assets	—	—	—	1,560	(1,560)	—	—
Loans held for sale, net	—	—	—	—	—	—	560
Real estate owned, net	—	—	—	—	—	—	1,250
Intercompany receivable	6,712	14	—	22,255	(28,981)	—	—
Other assets	3,442	839	12	2,494	(2,156)	4,631	2,211

Total assets	$43,429	$37,960	$1,496	$78,612	$(32,697)	$128,800	$4,170

Lines of credit	$—	$1,700	$—	$—	$—	$1,700	$—
Accrued expenses and other liabilities	66	4,610	45	3,560	(2,156)	6,125	2,834
Contingent consideration	—	3,746	—	—	—	3,746	—
Long-term debt	—	11,736	—	37,246	—	48,982	—
Common stock warrant liability	—	—	—	2,000	—	2,000	—
Repurchase reserve	—	—	—	—	—	—	8,000
Deferred tax liabilities	—	1,624	—	—	(1,560)	64	—
Intercompany payable	21,499	4,304	2,408	770	(28,981)	—	—

Total liabilities	$21,565	$27,720	$2,453	$43,576	$(32,697)	$62,617	$10,834

	Continuing Operations						Discontinued Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total
December 31, 2011
Cash and cash equivalents	$2,316	$2,168	$83	$47,872	$—	$52,439	$117
Investment securities, available for sale	4,991	—	—	—	—	4,991	—
Loans held for sale, net	20,317	—	—	—	—	20,317	12,383
Loans receivable, net	3,750	—	—	—	—	3,750	—
Trade and other receivables, net	—	4,073	13	26	—	4,112	—
Inventories	—	7,752	929	—	—	8,681	—
Intangible assets, net	—	6,708	270	—	—	6,978	—
Goodwill	—	17,780	400	—	—	18,180	—
Deferred tax assets	—	—	—	1,996	(1,996)	—	—
Real estate owned, net	—	—	—	—	—	—	3,966
Intercompany receivable	5,165	14	—	10,688	(15,867)	—	—
Other assets	675	933	40	2,026	(920)	2,754	4,350

Total assets	$37,214	$39,428	$1,735	$62,608	$(18,783)	$122,202	$20,816

Lines of credit	$—	$5,116	$—	$—	$—	$5,116	$—
Accrued expenses and other liabilities	109	3,077	174	3,395	(920)	5,835	3,036
Contingent consideration	—	3,597	—	—	—	3,597	—
Long-term debt	—	12,613	—	39,000	—	51,613	—
Common stock warrant liability	—	—	—	1,403	—	1,403	—
Repurchase reserve	—	—	—	—	—	—	8,500
Deferred tax liabilities	—	2,077	—	—	(1,996)	81	—
Intercompany payable	9,302	4,102	2,193	270	(15,867)	—	—

Total liabilities	$9,411	$30,582	$2,367	$44,068	$(18,783)	$67,645	$11,536

Signature Special Situations

At June 30, 2012, Signature Special Situations had $43.4 million in total assets and $21.6 million in total liabilities compared to $37.2 million in total assets and $9.4 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $1.8 million to $0.5 million at June 30, 2012, from $2.3 million at December 31, 2011. The decrease primarily relates to the purchase of $2.6 million of investment securities, partially offset by $0.8 million in net repayments from loans receivable, net and investment securities, available for sale.

Investment securities, available for sale

Investment securities, available for sale increased $0.1 million to $5.1 million at June 30, 2012, from $5.0 million at December 31, 2011. The increase was due to discount accretion of $0.1 million.

At June 30, 2012 and December 31, 2011, investment securities included (i) one corporate bond securities with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million and (ii) two corporate bond securities, from the same obligor, with an aggregate par value of $2.7 million, a coupon of 13% per annum and a maturity of October 2014, purchased for $2.0 million.

Loans held for sale, net and loans receivable, net

Loans held for sale, net and loans receivable, net together increased $3.5 million to $27.6 million at June 30, 2012, from $24.1 million at December 31, 2011. The increase was primarily due to advances, net of repayments, of $1.6 million in loans receivable associated with a secured line of credit and $2.8 million of change in market valuation allowance for loans held for sale, partially offset by a $0.8 million of principal collections.

The average yield on the loans held for sale and loans receivable net, computed as annualized interest income divided by average carrying value of the loans, was 12.8% for the six months ended June 30, 2012, as compared to 13.1% for the six months ended June 30, 2011.

On March 30, 2012, the debtor under our purchased credit-impaired commercial term loan surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets to Signature in full satisfaction of the obligations owed. Simultaneous with the asset surrender, the Company sold all of the assets to a new company majority-owned and controlled by the original founder of the business and certain members of management. In connection with the sale of assets, the Company provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and $0.5 million of contingent consideration.

Other assets

Other assets increased $2.7 million to $3.4 million at June 30, 2012, from $0.7 million at December 31, 2011. The increase is primarily related to $0.8 million of preferred stock of a privately-held company received as partial consideration from the sale of foreclosed assets and the receipt of $1.9 million of common stock of a reorganized company in exchange for defaulted corporate bonds.

Intercompany receivables and payables

Intercompany receivables totaled $6.7 million at June 30, 2012, from $5.2 million at December 31, 2011. The balance primarily relates to $4.0 million due from NABCO bearing interest at 10.00% per annum and $2.2 million due from Cosmed bearing interest at rates ranging from 10.00% to 12.00% per annum. Intercompany payables totaled $21.5 million at June 30, 2012, as compared to $9.3 million at December 31, 2011. The balance relates to $21.5 million due to corporate and other, at a 5.00% interest rate per annum, to fund its operations. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

NABCO

NABCO’s assets and liabilities have been consolidated into the Company’s consolidated balance sheets from the July 29, 2011 acquisition date. At the acquisition date, the total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill of $17.8 million.

Cash and cash equivalents

Cash and cash equivalents decreased $1.7 million to $0.5 million at June 30, 2012, from $2.2 million at December 31, 2011. The decrease primarily relates to a $3.4 million of net repayments under their line of credit facility and $0.9 million of principal payments on long-term debt, partially offset by an increase in cash related to NABCO’s $1.4 million of net earnings.

Trade and other receivables

Trade and other receivables increased $0.5 million to $4.6 million at June 30, 2012, from $4.1 million at December 31, 2011. The increase primarily relates to higher sales activity.

Inventories

Inventories increased $0.8 million to $8.6 million at June 30, 2012, from $7.8 million at December 31, 2011. The increase primarily relates to seasonal build-up and a new product introduction.

Intangible assets, net

Intangible assets, net decreased $1.2 million to $5.5 million at June 30, 2012, from $6.7 million at December 31, 2011. The decrease relates to amortization of customer relationships and trade names.

Lines of credit

Lines of credit decreased $3.4 million to $1.7 million at June 30, 2012, from $5.1 million at December 31, 2011. The decrease is related to voluntary repayments made with cash from operating activities.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $1.5 million to $4.6 million at June 30, 2012, from $3.1 million at December 31, 2011. The increase primarily related to a $1.4 million increase in income taxes payable which is offset by a corresponding receivable in corporate and other.

Long-term debt

Long-term debt decreased $0.9 million to $11.7 million at June 30, 2012, from $12.6 million at December 31, 2011. The decrease is related to principal amortization payments on the term loan and seller notes.

Cosmed

Cosmed’s assets and liabilities have been consolidated into the Company’s consolidated balance sheets from the February 18, 2011 acquisition date. At the acquisition date, the total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill of $0.4 million.

At June 30, 2012, Cosmed had $1.5 million of total assets and $2.5 million in total liabilities, compared to $1.7 million in assets and $2.4 million in total liabilities at December 31, 2011. The decrease in assets is primarily related to reductions in inventory levels, while the increase in liabilities is primarily related to an increase in intercompany payable.

Corporate and Other

At June 30, 2012, corporate and other had $78.6 million in total assets and $43.6 million in total liabilities compared to $62.6 million in total assets and $44.1 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents increased $4.4 million to $52.3 million at June 30, 2012, from $47.9 million at December 31, 2011. The increase was primarily due to $12.3 million in cash proceeds received from the sale of the majority of our sub-performing and non-performing residential real estate loans held for sale, $1.9 million in proceeds from the collection of a note receivable and $2.0 million in net proceeds received from the sale of REO all within discontinued operations. Excess cash generated from discontinued operations is transferred to continuing operations each period. The increase in cash was partially offset by the payment of expenses associated with the $8.1 million net loss for the six months ended June 30, 2012.

Intercompany receivables and payable

Intercompany receivables totaled $22.2 million at June 30, 2012, as compared to $10.7 million at December 31, 2011. The balance primarily relates to a $21.5 million intercompany note due from Signature Special Situations bearing interest at 5.00% per annum. Intercompany payables totaled $0.8 million at June 30, 2012, as compared to $0.3 million at December 31, 2011. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets increased $0.5 million to $2.5 million at June 30, 2012, from $2.0 million at December 31, 2011. The increase is primarily related to an increase in income taxes receivable related to NABCO’s income tax payable.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $0.2 million to $3.6 million at June 30, 2012, from $3.4 million at December 31, 2011. The change is primarily related to a $0.4 million increase in accrued compensation, partially offset by a $0.2 million decrease in accrued operating expenses.

Long-term debt

Long-term debt decreased $1.8 million to $37.2 million at June 30, 2012, from $39.0 million at December 31, 2011. The decrease is attributable to the purchase and retirement of Notes Payable in an open market trade.

Common stock warrant liability

Common stock warrant liability increased $0.6 million to $2.0 million at June 30, 2012, from $1.4 million at December 31, 2011. The increase is primarily related to an increase in the share price of our common stock.

Discontinued Operations

At June 30, 2012, our discontinued operations had $4.2 million in total assets and $10.8 million in total liabilities, as compared to $20.8 million in total assets and $11.5 million in total liabilities at December 31, 2011.

Loans held for sale, net

In April 2012, the Company reclassified $23.0 million of performing loans held for sale to loans receivable, net in continuing operations. Loans held for sale, net decreased $11.8 million to $0.6 million at June 30, 2012, from $12.4 million at December 31, 2011. The decrease is primarily related to the sale of virtually all of the non-performing loans. At June 30, 2012, loans held for sale, net is comprised of five non-performing loans.

Real estate owned, net

REO totaled $1.3 million at June 30, 2012, as compared to $4.0 million at December 31, 2011. The $2.7 million decrease is primarily related to REO sales totaling approximately $1.6 million, additional valuation write downs of $0.7 million and $0.5 million in REO rescissions during the six months ended June 30, 2012. The decrease was partially offset by loans held for sale transferred to REO, at net realizable value, of $0.1 million during the six months ended June 30, 2012. REO includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at net realizable value at acquisition date. REO decreased to thirteen properties at June 30, 2012, as compared to twenty-nine properties at December 31, 2011.

Other assets

Other assets decreased $2.2 million to $2.2 million at June 30, 2012, as compared to $4.4 million at December 31, 2011. The decrease primarily related to the collection of a $1.9 million note receivable related to the previous sale of commercial real estate investments.

Repurchase reserve

The repurchase reserve liability decreased $0.5 million to $8.0 million at June 30, 2012, from $8.5 million at December 31, 2011. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont originated, predominantly from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience. The decrease is based on a decrease in management’s estimate of potential losses associated with no new repurchase claims being received over the prior twelve months and the aging of existing claims.

Outstanding claims totaled approximately $101.7 million at June 30, 2012 and December 31, 2011. There were no new claims and no settlements during the six months ended June 30, 2012.

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

The following table presents our reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA for NABCO and Cosmed for the three and six months ended June 30, 2012:

	NABCO		Cosmed
(Dollars in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net earnings (loss)	$738	$1,395	$(230)	$(325)
Plus:
Interest	304	622	58	133
Taxes	489	927	—	4
Depreciation	15	29	—	3
Amortization of intangibles	586	1,173	19	37

EBITDA	2,132	4,146	(153)	(148)
Adjustments:
Change in fair value of contingent consideration	75	148	—	—
Reversal of accrued compensation	—	—	—	(95)

Adjusted EBITDA	$2,207	$4,294	$(153)	$(243)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

Signature’s preliminary sources of liquidity are cash and cash equivalents. Additionally, Signature has alternative sources of liquidity available to fund its business and operations, including, but not limited to funds generated from implementing its business strategy described below, borrowings from third party lenders and debt and equity offerings.

Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Sources of liquidity from NABCO and Cosmed include cash flows from operations and borrowings from third party lenders, secured by the assets or cash flow of the operating businesses. Sources of liquidity from Signature Special Situations include principal and interest collections from residential real estate loans, senior secured and junior secured debt financing, as well as sales and collections of corporate bonds, trade claims, and other structured debt instruments. Sources of liquidity from discontinued operations include the liquidation of loans held for sale, through whole loan sales, payoffs and principal collections, sales of REO properties sales of commercial real estate investments and collections from subordinated securities and residual interests from Fremont’s prior loan securitization activities.

During the six months ended June 30, 2012, Signature’s sources of liquidity included $12.3 million in net cash proceeds received from the sale of $37.1 million in non-performing first lien residential real estate loans held for sale in whole loan sale transactions in March 2012 and June 2012. In May 2012, we received proceeds of $0.3 million from the sale of approximately $142 million in UPB of charged off residential second lien real estate loans. Additional liquidity was generated from $1.4 million of borrower payments on residential real estate loans and $2.0 million in net proceeds from the sale of REO.

Signature’s use of liquidity included the utilization of capital pursuant to its business strategy. Within Signature Special Situations, we purchased corporate bonds with a par value of $6.2 million for $2.6 million during the six months ended June 30, 2012. Additionally, Signature Special Situations advanced $1.6 million, net of repayments, on a secured revolving line of credit. Other uses of liquidity during the six months ended June 30, 2012 include operating expenses associated with the management of the Company’s businesses, including the assets and liabilities of discontinued operations, professional fees and related expenses associated with reorganization, litigation, interest payments on the Notes Payable and lines of credit and principal and interest payments under other long-term debt arrangements. In the six months ended June 30, 2012, we incurred approximately $1.4 million of expenses related to the Annual Meeting and the contested proxy. See Note 16—Subsequent Events included in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Annual Meeting and the contested proxy.

The Company has received claims related to potential repurchase obligations associated with Fremont’s prior subprime residential lending business. There were no new claims nor settlements of outstanding repurchase claims during the six months ended June 30, 2012. Outstanding claims totaled approximately $101.7 million at June 30, 2012. See Note 12—Discontinued Operations included in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the Company’s residential loan repurchase reserve liability.

Summary of Cash Flows

Net cash provided by (used in) operating activities

During the six months ended June 30, 2012, net cash provided by operating activities totaled $6.0 million. The cash provided by operating activities primarily related to $12.3 million in proceeds from the sale of $37.1 million in UPB of non-performing residential real estate loans and $0.8 million in state income tax refunds. The increase in cash was partially offset by a $0.8 million increase in inventories and the payment of expenses associated with the $5.1 million net loss during the period.

During the six months ended June 30, 2011, net cash used in operating activities totaled $10.2 million. The cash used in operating activities primarily related to the $10.4 million net loss during the period, adjusted for noncash income of $0.6 million related to the change in fair value of common stock warrant liability, $0.3 million related to other income, and noncash charges of $0.2 million in provision for REO losses and depreciation of $0.4 million within discontinued operations. The use of cash was partially offset by $0.6 million in principal collections from loans held for sale, net.

Net cash provided by investing activities

During the six months ended June 30, 2012, net cash provided by investing activities totaled $0.5 million. The cash provided by investing activities primarily relates to $1.9 million in proceeds from the collection of a note receivable, $0.8 million of principal collections on loans receivable, net and $2.0 million in proceeds received from the sale of REO, partially offset by $2.6 million in purchases of investment securities, available for sale and $1.6 million in advances on loans receivable, net of repayments.

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

Net cash used in financing activities

During the six months ended June 30, 2012 net cash used in financing activities totaled $5.6 million. The cash used in financing activities primarily relates to $3.4 million in repayments of lines of credit, $0.9 million in repayments of long-term debt and $1.4 million of repurchase of Notes Payable.

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

CONTRACTUAL OBLIGATIONS

The Company’s $37.2 million in Notes Payable outstanding at June 30, 2012 were issued pursuant to an indenture and bear interest at 9.00% per annum, payable quarterly and mature on December 31, 2016. During the six months ended June 30, 2012, the Company purchased and retired approximately $1.8 million of Notes Payable in an open market trade. See Note 8—Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information related to the retirement of Note Payable.

In July 2011, pursuant to the NABCO acquisition, NABCO issued $5.0 million in seller notes to the former NABCO shareholders as part of the consideration paid for the NABCO business combination. The seller notes bear interest at 6.00% per annum, mature on January 29, 2016 and are subject to scheduled quarterly principal payments. In addition to scheduled quarterly principal payments, accelerated principal payments are due if NABCO achieves certain EBITDA targets beginning with the year ended December 31, 2011. In 2011, NABCO exceeded the EBITDA target and accelerated principal payments due in 2012 total approximately $1.2 million. At June 30, 2012, $4.3 million was outstanding on the seller notes.

In September 2011, NABCO entered into a $16.0 million debt financing transaction with a third party lender. Pursuant to the debt financing transaction, NABCO borrowed $8.0 million under a term loan, which matures in September 2016 and is subject to annual principal payments of $0.8 million in year one; $1.2 million in each of years two and three; $1.6 million in each of years four and five; and a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million under an $8.0 million revolving line of credit that matures in September 2014. Advances under the line of credit are subject to a borrowing base. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum, which is equivalent to 5.00% at June 30, 2012. The line of credit has a variable interest rate based upon the lender’s base rate, which is equivalent to 4.00% at June 30, 2012. NABCO is required to maintain compliance with certain financial covenants and was in compliance with all such covenants at June 30, 2012. The term loan and line of credit are secured by all of NABCO’s assets. The Company is not a borrower, an obligor, nor a guarantor under the NABCO loan agreements. At June 30, 2012, the outstanding balances on the line of credit and term loan were $1.7 million and $7.4 million, respectively.

Other obligations

Pursuant to the NABCO acquisition, the former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of Adjusted EBITDA milestones for the fiscal year ending December 31, 2012. Potential contingent consideration ranges from $1.5 million to $4.0 million based on achieving Adjusted EBITDA thresholds from $6.7 million to $8.1 million, respectively. Each reporting period, the Company estimates the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations. At June 30, 2012, we have accrued $3.7 million for the contingent consideration.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was carried out by our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level, due to the identification of a material weakness related to our internal controls over financial reporting as discussed below and in more detail in the Annual Report.

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

Ongoing remediation of material weakness

The Company has taken the following steps during 2011 and through June 30, 2012 to remediate the material weakness in the Company’s internal control over financial reporting:

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

•

Management reorganized the accounting group and has recruited experienced accounting and finance employees to oversee the accounting function and to ensure proper controls and procedures continue to be maintained.

•

Management has implemented a timely review process of business transactions. The accounting group is involved as business transactions are contemplated and provides timely accounting support and accounting policy implementation as transactions are executed. This enables the Company to account for the consummation of transactions in accordance with GAAP on a timely basis.

•	Management is documenting and testing the design and effectiveness of the Company’s internal controls over financial reporting.

We believe we are taking the necessary steps to remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company’s remediation process is on-going and management hopes to complete its remediation efforts in the third quarter of 2012, with the expectation that the Company will have adequate internal control over financial reporting and effective disclosure controls and procedures as of December 31, 2012. Since management has not completed its remediation efforts, there can be no assurances that the Company’s remediation efforts will be successful or sufficient in remediating the material weakness.

Changes in internal controls over financial reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, other than the remediation efforts noted above, there was no change identified in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company experienced the following new developments with pending material legal proceedings during the second quarter of 2012.

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

As a result of the formation of the Shareholder Group, the Board continues to evaluate whether the Shareholder Group should be determined to be an “Acquiring Person” (as defined in the Rights Agreement) and if such determination is made, whether a Distribution Date (as defined in the Rights Agreement) for the distribution of rights under and pursuant to the Rights Agreement will occur. The Company previously announced that the Board had extended the date by which such determinations needed to be made until September 30, 2012.

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

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”). As a result, the Proceeding was removed to the Nevada Federal Bankruptcy Court. The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Company’s reorganization plan (the “Plan”), as confirmed by the California federal Bankruptcy Court (the “Confirmation Order”).

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

On May 17, 2012, the Company filed a Motion to Stay under Nevada Rules of Civil Procedure 41(d) seeking reimbursement of costs and fees arising out of the Company’s defense of these same matters in the California Federal Bankruptcy Court. On July 19, 2012, the Nevada Federal Bankruptcy Court issued an order setting a briefing schedule to consider the Company’s fees and costs request. A hearing date has not yet been set. Should McIntyre continue to pursue this matter, the Company intends to vigorously defend itself.

The Company is involved in additional disputes as summarized below:

Unpaid Claims. As of June 30, 2012, there remained $5.1 million in open claims filed with the California Federal Bankruptcy Court (the “Unpaid Claims”), comprised of two claims by former employees for breach of their respective employment contracts. The Company has objected to these remaining Unpaid Claims and intends to vigorously contest them in the California Federal Bankruptcy Court. During second quarter of 2012, Signature settled three former employee claims aggregating $1.8 million for $15 thousand and the California Federal Bankruptcy Court disallowed another $0.4 million in contract claims.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the Annual Report and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Signature Group Holdings, Inc. dated April 26, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.2	Amendment to Consulting & General Release Agreement, dated as of May 1, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed on May 15, 2012)

10.3	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (Incorporated by reference to Appendix B to the Company’s Preliminary Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on May 3, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document(1)

101.SCH**	XBRL Taxonomy Extension Schema Document(1)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document(1)

**	Furnished herewith.
(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: August 14, 2012	By: /s/ Craig Noell
Craig Noell President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By: /s/ Kyle Ross
Kyle Ross Executive Vice President Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)