Form 10-Q
period 2012-09-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2012-11-13
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of November 5, 2012 was 120,161,581 shares.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(Dollars in thousands, except per share amounts)	(Unaudited)
ASSETS
Cash and cash equivalents	$50,537	$52,439
Investment securities, available for sale	5,497	4,991
Loans receivable, net	26,168	3,750
Loans held for sale, net	—	20,317
Trade and other receivables, net	4,678	4,112
Inventories	8,947	8,681
Intangible assets, net	5,139	6,978
Goodwill	18,180	18,180
Other assets	4,646	2,754
Assets of discontinued operations	3,237	20,816

TOTAL ASSETS	$127,029	$143,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit	$—	$5,116
Accrued expenses and other liabilities	4,512	5,916
Contingent consideration	3,822	3,597
Long-term debt	47,828	51,613
Common stock warrant liability	2,850	1,403
Liabilities of discontinued operations	10,387	11,536

TOTAL LIABILITIES	69,399	79,181

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 190,000,000 shares authorized; 120,143,247 and 117,431,856 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,168	1,151
Additional paid-in capital	448,058	446,805
Accumulated deficit	(392,080)	(384,315)
Accumulated other comprehensive income	484	196

Total shareholders’ equity - Signature Group Holdings, Inc.	57,630	63,837
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	57,630	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,029	$143,018

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Net sales	$10,280	$6,309	$27,439	$7,149
Interest	1,058	1,024	3,199	2,958

Total revenues	11,338	7,333	30,638	10,107

Expenses:
Cost of goods sold	6,482	3,772	17,154	4,293
Selling, general and administrative	941	1,498	2,682	4,096
Compensation	2,239	1,954	6,474	2,996
Professional fees	1,559	1,945	5,445	4,480
Amortization of intangibles	605	649	1,815	752
Interest	1,012	952	3,183	2,746

Total expenses	12,838	10,770	36,753	19,363

Other income (expense):
Discount recognized on payoff of loans receivable, net	60	—	290	—
Change in market valuation allowance on loans held for sale, net	—	421	2,776	1,046
Change in fair value of common stock warrant liability	(850)	2,803	(1,447)	3,476
Gain on extinguishment of long-term debt	—	—	396	—
Gain (loss) on investment securities, available for sale	—	71	(620)	71
Gain on sale of premises	—	1,388	—	1,388
Other	(56)	(47)	(187)	234

Total other income (expense)	(846)	4,636	1,208	6,215

Earnings (loss) from continuing operations before reorganization items, net and income taxes	(2,346)	1,199	(4,907)	(3,041)
Reorganization items, net	—	63	80	1,388

Earnings (loss) from continuing operations before income taxes	(2,346)	1,136	(4,987)	(4,429)
Income tax expense (benefit)	(60)	(2,650)	25	(2,762)

Earnings (loss) from continuing operations	(2,286)	3,786	(5,012)	(1,667)
Loss from discontinued operations, net of income taxes	(342)	(2,542)	(2,753)	(7,518)

Net earnings (loss)	(2,628)	1,244	(7,765)	(9,185)
Loss attributable to noncontrolling interest	—	(31)	—	(93)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(2,628)	$1,275	$(7,765)	$(9,092)

EARNINGS (LOSS) PER SHARE:
Basic and diluted:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(0.04)	$(0.01)
Loss from discontinued operations, net of income taxes	—	(0.02)	(0.03)	(0.07)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(0.02)	$0.01	$(0.07)	$(0.08)

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(2,628)	$1,275	$(7,765)	$(9,092)
Other comprehensive income (loss):
Net change in unrealized gains (losses) during period:
Investment securities, available for sale	(84)	(57)	288	(39)
Reclassification of realized amounts included in net earnings (loss)	—	71	—	71

Other comprehensive income (loss)	(84)	(128)	288	(110)

Total comprehensive income (loss)	$(2,712)	$1,147	$(7,477)	$(9,202)

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total
Balance, December 31, 2011	—	$—	117,431,856	$1,151	$446,805	$(384,315)	$196	$63,837
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(7,765)	—	(7,765)
Issuance of restricted stock, net of forfeitures	—	—	2,711,391	—	—	—	—	—
Restricted stock vested	—	—	—	17	(17)	—	—	—
Amortization of share-based compensation	—	—	—	—	1,210	—	—	1,210
Common stock warrant consideration	—	—	—	—	60	—	—	60
Change in accumulated other comprehensive income	—	—	—	—	—	—	288	288

Balance, September 30, 2012	—	$—	120,143,247	$1,168	$448,058	$(392,080)	$484	$57,630

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(7,765)	$(9,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of income taxes	2,753	7,518
Depreciation and amortization	1,815	707
Discount recognized on payoff of loans receivable, net	(290)	—
Change in market valuation allowance on loans held for sale, net	(2,776)	(1,046)
Change in fair value of common stock warrant liability	1,447	(3,476)
Provision for loan losses	—	2
Gain on extinguishment of long-term debt	(396)	—
Loss (gain) on investment securities, available for sale	620	(71)
Gain on sale of premises	—	(1,388)
Amortization of share-based compensation	1,210	453
Principal collections on loans held for sale, net	92	119
Accretion of discounts	(487)	(320)
Other	225	(281)
Changes in assets and liabilities:
Trade and other receivables, net	(566)	892
Inventories	(266)	(373)
Other assets	848	(848)
Accrued expenses and other liabilities	(1,880)	(1,846)
Net cash provided by (used in) operating activities of discontinued operations	9,236	(6,177)

Net cash provided by (used in) operating activities	3,820	(15,320)

Cash flows from investing activities:
Acquisition of businesses, net of cash	—	(24,248)
Purchases of loans receivable	—	(4,250)
Proceeds from investment securities, available for sale	—	2,000
Purchases of investment securities, available for sale	(2,560)	(4,715)
Proceeds from sale of premises	—	3,759
Advances, net under revolving credit facilities in loans receivable, net	(314)	(1,782)
Principal collections on loans receivable, net	1,156	—
Purchases of property and equipment	—	(7)
Net cash provided by investing activities of discontinued operations	4,435	9,494

Net cash provided by (used in) investing activities	2,717	(19,749)

Cash flows from financing activities:
Borrowings (repayments), net on lines of credit	(5,116)	3,111
Proceeds from issuance of long-term debt	—	8,000
Principal payments on long-term debt	(2,031)	—
Extinguishment of long-term debt	(1,358)	—
Common stock warrant consideration	60	60

Net cash provided by (used in) financing activities	(8,445)	11,171

Decrease in cash and cash equivalents	(1,908)	(23,898)
Cash and cash equivalents, beginning of period	52,556	70,992

Cash and cash equivalents, end of period	$50,648	$47,094

Cash and cash equivalents, end of period - continuing operations	$50,537	$46,977
Cash and cash equivalents, end of period - discontinued operations	111	117

Cash and cash equivalents, end of period	$50,648	$47,094

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$138	$490
Cash paid for interest	3,275	2,688
Transfer of loans held for sale, net (continuing operations) to loans receivable, net	23,000	—
Net transfers of loans held for sale, net (discontinued operations) to (from) real estate owned, net	(385)	1,365
Commercial loans received from sale of business assets	3,643	—
Preferred stock received from sale of business assets	800	—
Common stock received in exchange for investment securities, available for sale	1,940	—
Transfer of other assets to premises, held for sale	—	2,348
Change in accumulated other comprehensive income	(288)	110

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature” or the “Company”) is a diversified business and financial services enterprise with current principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, North American Breaker Co., LLC (“NABCO”) and Cosmed, Inc. (“Cosmed”).

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

Cosmed is 92% owned by the Company with the remaining 8% noncontrolling interest held by the former owners of Costru Company, LLC (“Costru”), the entity that sold substantially all of its assets to Cosmed. Cosmed does business under the trade name Cosmedicine™ and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The Cosmedicine™ formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed markets and sells its skin care line in specialty retail stores across the country, as well as through certain specialty Internet channels. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration, and over-the-counter approved laboratory.

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

Additionally, the Company’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of the Company, then known as Fremont General Corporation (“Fremont”), including Federal Home Loan Bank (“FHLB”) stock, residential real estate mortgages, residential real estate acquired through foreclosure (“REO”), commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims. The assets and liabilities of discontinued operations are being managed to maximize their cash recoveries and limit costs and exposures to the Company.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012. These interim period unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”), as filed with the SEC on March 30, 2012.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts as of December 31, 2011, for the three months ended March 31, 2012 and for the three and nine months ended September 30, 2011 have been reclassified to conform to the current presentation. Material prior period reclassifications include the following:

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

•

Interest income, changes in the market valuation allowance and loan servicing expenses related to the reclassified loans previously presented in discontinued operations are now presented in continuing operations as a result of the reclassification of the loans to continuing operations.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain of the accounts that require significant judgment by management include valuation of loans held for sale, commercial real estate investments, REO, common stock warrant liability and contingent consideration; the allowance for loan losses on loans receivable; litigation and repurchase reserves; impairment of long-lived assets; valuation allowance on deferred tax assets; and fair values used in the allocation of purchase price in business combinations.

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

Residential real estate loans are comprised primarily of first lien mortgages secured by single-family homes. The allowance for residential real estate loan losses is based on past loan loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, delinquencies and the underlying collateral value. Residential real estate loans are deemed uncollectible and charged off at the completion of foreclosure.

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

The net realizable values of collateral underlying residential and commercial real estate loans are estimated by management from broker price opinions and Internet real estate web sites, adjusted by management based on other qualitative factors. The net realizable values of collateral underlying commercial loans are estimated by management from financial information provided by borrowers, appraisals and other valuation analyses. Estimated net realizable values are updated quarterly after a loan becomes impaired; however, management considers information received from the primary loan servicer, special servicers and direct contact with borrowers to ensure that impaired loans are measured appropriately at the end of each period presented. While management uses available information to estimate losses on loans receivable, future additions to any of the allowance for loan losses may be necessary, based on changes in estimates resulting from changes in economic and other conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

Management estimates an allowance for loan losses on residential real estate loans not identified as impaired through the use of various migration analyses. The migration analyses provide management a range of losses based upon various risk characteristics, including origination vintage, delinquency, geographic distribution, and underlying property type. Additionally, management considers various qualitative or environmental factors to adjust the quantitatively computed inherent losses projected by the migration analyses. Qualitative factors include delinquency, loss and collateral value trends, specific industry trends, and changes in unemployment, gross domestic product, consumer prices, housing data and other leading economic indicators.

Troubled debt restructurings

Troubled debt restructurings (“TDRs”) are renegotiated loans where borrower concessions have been granted, which the Company would not otherwise make. Concessions may include forbearance through interest rate reductions or interest only periods, and accrued but unpaid interest and advances may be added to the outstanding principal balance. The Company classifies TDRs as impaired loans and evaluates the need for an allowance for loan losses at the time of restructuring. An allowance for loan losses is based on the present value of estimated future cash flows and the estimated net realizable value of the underlying collateral.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents are held in non-interest bearing deposit accounts in financial institutions and money market funds. As of September 30, 2012 and December 31, 2011, $2.9 million and $4.4 million of cash and cash equivalents, respectively, were restricted. At September 30, 2012, restricted cash included $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $ 2.0 million related to amounts on deposit pending a decision on a legal case awaiting final determination. At December 31, 2011, restricted cash included $0.9 million related to amounts on deposit securing a letter of credit associated with insurance policies; and $3.5 million related to amounts on deposit pending decisions on legal matters. Included in cash and cash equivalents as of September 30, 2012 and December 31, 2011 was $0.2 million and $0.9 million, respectively, representing borrower remittances held in trust accounts maintained by the Company’s loan servicer.

NOTE 4 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Corporate bonds	$5,497	$4,991

Investment securities, available for sale	$5,497	$4,991

The following table presents the contractual maturities of corporate bonds as of:

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	5,013	5,497
Due after three years through five years	—	—

Total	$5,013	$5,497

The amortized cost and gross unrealized holding gains for investment securities, available for sale consisted of the following as of:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Amortized cost	$5,013	$4,795
Gross unrealized holding gains	484	196

Estimated fair value	$5,497	$4,991

An issuer of securities held in the corporate bond portfolio at March 31, 2012 filed for bankruptcy protection in April 2012 and emerged from bankruptcy in June 2012. Under the confirmed plan of reorganization, the junior bonds held in the Company’s corporate bond portfolio were converted to a new class of common stock of the reorganized debtor. The estimated fair value of the common stock the Company received upon the reorganized debtor’s emergence from bankruptcy is the new cost basis of common stock received in full satisfaction of the junior bonds. As of September 30, 2012, the Company’s investment represented less than 5% of the voting stock of the reorganized debtor, there was no active market for the common stock and management determined that there was no other-than-temporary impairment. Accordingly, the common stock is recorded at its new cost basis and classified in other assets in the accompanying unaudited consolidated balance sheets. As a result of this recapitalization, the Company recognized the reversal of $0.4 million of unrealized gains reported at March 31, 2012, and recorded a realized loss of $0.6 million for the nine months ended September 30, 2012. In addition to the realized loss, the Company also reversed $0.5 million of accrued interest income as a result of the bankruptcy and reorganization.

NOTE 5 — LOANS

Loans consist of loans receivable, net and loans held for sale, net. The following tables present the Company’s loans as of September 30, 2012 and December 31, 2011:

Loans receivable, net

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Residential real estate loans:
Unpaid principal balance	$45,701	$—
Discount	(23,184)	—

Recorded investment	22,517	—
Allowance for loan losses	—	—

Total residential real estate loans	22,517	—
Commercial real estate loans:
Unpaid principal balance	1,754	1,923
Discount	(12)	—

Recorded investment	1,742	1,923
Allowance for loan losses	(50)	(50)

Total commercial real estate loans	1,692	1,873
Commercial loans:
Revolving lines of credit	1,487	1,036
Term note unpaid principal balance	1,000	—
Term note discount	(528)	—
Purchased credit-impaired term loan unpaid principal balance	—	5,099
Purchased credit-impaired term loan discount	—	(4,258)

Recorded investment	1,959	1,877
Allowance for loan losses	—	—

Total commercial loans	1,959	1,877

Loans receivable, net	$26,168	$3,750

Loans held for sale, net
(Dollars in thousands)	September 30, 2012	December 31, 2011

Unpaid principal balance	$—	$47,014
Market valuation allowance	—	(26,697)

Loans held for sale, net	$—	$20,317

Loans receivable, net

Residential real estate loans are comprised of loans with maturities of up to thirty years and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years or no principal amortization (interest-only loans). The loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers. As discussed below, during the second quarter of 2012, the Company transferred loans less than sixty days past due with an aggregate carrying value of $23.0 million from loans held for sale, net within discontinued operations to loans receivable, net, within continuing operations, to reflect the Company’s intention to hold the loans for the foreseeable future. This reclassification of loans to the held for investment classification was made at fair value on the date of transfer and resulted in no gain or loss. The discount on residential real estate loans is accreted to interest income using the interest method over the contractual life, using the contractual terms of each loan.

Commercial real estate loans represent a participation interest in a pool of primarily adjustable rate multi-family loans.

Commercial loans are comprised of senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays. On March 30, 2012, the original debtor surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets in full satisfaction of the obligations owed. Simultaneously with the asset surrender, Signature sold all of the assets to a new company, majority owned and controlled by the founder of the original debtor business and certain new members of management. In connection with the sale of assets, Signature provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and contingent consideration. The revolving line of credit is secured by the assets of the borrower, provides for maximum borrowings of $7.0 million, of which $3.2 million was initially drawn, has an interest rate of prime plus 2.75%, with a floor of 5.75% and matures on March 31, 2017. The term note in the amount of $1.0 million is secured by the assets of the borrower, has an interest rate of prime plus 2.75%, with a floor of 5.75%, and also matures on March 31, 2017. Interest on the revolving line of credit and term note are due monthly. Draws on the revolving line of credit are subject to a borrowing base each period, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final balloon payment due on March 31, 2017. The preferred stock has a stated value of $2.0 million, earns a 4.00% cumulative preferred return, and is convertible into 45.0% of the common stock of the borrower on a fully diluted basis. Contingent consideration in the amount of $0.5 million will be paid should certain pretax income targets be achieved by the borrower in any fiscal year ending on or before December 31, 2016. Signature estimated the fair value of each of the components of consideration received as of the date of the asset sale as follows: revolving line of credit—$3.2 million; term note—$0.4 million; preferred stock—$0.8 million; and contingent consideration—zero. No gain or loss was recognized in connection with the surrender and simultaneous sale of assets. At September 30, 2012, the new debtor was current and in compliance with all debt covenants.

Prior to the surrender of the assets in full satisfaction of the outstanding loans, the commercial term loan was accounted for as a purchased credit-impaired loan. The following table shows activity for the accretable yield on the purchased credit-impaired commercial term loan for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Accretable yield, beginning of period	$3,002	$—
Purchases	—	2,994
Accretion	(107)	(219)
Reclassifications	—	329
Dispositions	(2,895)	—

Accretable yield, end of period	$—	$3,104

Purchased credit-impaired loans are accounted for using the expected cash flows method, which accretes interest income regardless of the delinquency status of the loan. Other than the purchased credit-impaired loan, there were no loans accruing interest that were greater than ninety days past due at September 30, 2012 and December 31, 2011.

The following table presents information about the Company’s loans receivable that were in nonaccrual status as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment of Nonaccrual Loans	Recorded Investment of Total Portfolio	Percentage of Nonaccrual	Recorded Investment of Nonaccrual Loans	Recorded Investment of Total Portfolio	Percentage of Nonaccrual
Residential real estate loans	$1,460	$22,517	6.5%	$—	$—	0.0%
Commercial real estate loans	—	1,742	0.0%	38	1,923	2.0%
Commercial loans:
Revolving lines of credit	—	1,487	0.0%	—	1,036	0.0%
Term note	—	472	0.0%	—	—	0.0%
Purchased credit-impaired term loan	—	—	0.0%	—	841	0.0%

Total commercial loans	—	1,959	0.0%	—	1,877	0.0%

	$1,460	$26,218	5.6%	$38	$3,800	1.0%

The following table presents the unpaid principal balance and recorded investment of impaired loans receivable as of September 30, 2012 and December 31, 2011:

	Unpaid Principal Balance of Impaired Loans	Recorded Investment of Impaired Loans		Total Recorded Investment of Impaired Loans
(Dollars in thousands)		With Allowance	Without Allowance
September 30, 2012
Residential real estate loans	$26,422	$—	$11,577	$11,577
Commercial real estate loans	50	—	38	38
Commercial loans	—	—	—	—

	$26,472	$—	$11,615	$11,615

December 31, 2011
Commercial real estate loans	$38	$—	$38	$38
Commercial loans	5,099	—	841	841

	$5,137	$—	$879	$879

The average recorded investment of impaired loans receivable was $11.5 million and $0.8 million during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. Interest income recognized on impaired loans receivable was $0.9 million and $0.3 million during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

No loans classified as loans receivable, net at December 31, 2011 were modified under troubled debt restructurings in 2011. The following table presents the unpaid principal balance and recorded investment of loans modified and classified as TDRs during the nine months ended September 30, 2012:

	Unpaid Principal Balance of TDRs	Recorded Investment of TDRs		Total Recorded Investment of TDRs
(Dollars in thousands)		With Allowance	Without Allowance
Residential real estate loans	$727	$—	$208	$208
Commercial real estate loans	50	—	38	38
Commercial loans	—	—	—	—

	$777	$—	$246	$246

There were no losses on TDRs in the three and nine months ended September 30, 2012. Losses on TDRs aggregated $0.1 million in each of the three and nine months ended September 30, 2011. Of loans modified under TDRs during the twelve month period ended September 30, 2012, loans with an aggregate carrying value of $34 thousand reached ninety or more days past due.

There was no activity in the allowance for loan losses in the three and nine months ended September 30, 2012. The Company recognized zero and $2 thousand of provision for loan losses in the three and nine months ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, the allowance for loan losses related only to commercial real estate loans and totaled $50 thousand.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable. Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of September 30, 2012 and December 31, 2011, based on recorded investment:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2012
Residential real estate loans	$1,922	$338	$2,023	$4,283	$18,234	$22,517
Commercial real estate loans	—	—	—	—	1,742	1,742
Commercial loans:
Revolving lines of credit	—	—	—	—	1,487	1,487
Term note	—	—	—	—	472	472

Total commercial loans	—	—	—	—	1,959	1,959

	$1,922	$338	$2,023	$4,283	$21,935	$26,218

December 31, 2011
Commercial real estate loans	$—	$—	$38	$38	$1,885	$1,923
Commercial loans:
Revolving lines of credit	—	—	—	—	1,036	1,036
Purchased credit-impaired term loan	—	—	841	841	—	841

Total commercial loans	—	—	841	841	1,036	1,877

	$—	$—	$879	$879	$2,921	$3,800

Loans held for sale, net

In April 2012, the Company determined that the economics of a “hold and retain” strategy were advantageous as compared to the secondary market bids received for the performing (less than sixty days past due) subprime residential real estate loan portfolio. On April 1, 2012, $23.0 million of performing residential real estate loans were reclassified to loans receivable, net within Signature Special Situations in continuing operations, from loans held for sale, net within discontinued operations. As a result of the reclassification, the loans are presented as loans held for sale, net in the consolidated balance sheets presented as of and prior to March 31, 2012. Furthermore, the results of operations related to these loans have been reclassified from discontinued operations to continuing operations for all periods presented. As of September 30, 2012, the loans are presented as a component of loans receivable, net in the unaudited consolidated balance sheet. As of December 31, 2011, the recorded investment of loans held for sale, net that were impaired, nonaccrual and thirty or more days past due totaled $11.2 million, $1.9 million and $0.6 million, respectively.

NOTE 6 — TRADE AND OTHER RECEIVABLES, NET

Trade and other receivables, net consisted of the following as of:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Trade accounts receivable	$4,896	$4,315
Sales returns and allowances	(183)	(185)
Other accounts receivable	—	26

	4,713	4,156
Allowance for uncollectible accounts	(35)	(44)

Trade and other receivables, net	$4,678	$4,112

At September 30, 2012 and December 31, 2011, all of NABCO’s trade accounts receivable, totaling $4.8 million and $4.3 million, respectively, were pledged as collateral to secure outstanding balances on NABCO’s line of credit and long-term debt.

At September 30, 2012, $20 thousand, or 0.4% of the trade accounts receivable were more than ninety days past due, and at December 31, 2011, $67 thousand, or 1.6% of the trade accounts receivable were more than ninety days past due.

NOTE 7 — INVENTORIES

Inventories at NABCO consist of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Inventories at Cosmed consist of a line of skin care products. The following table presents the composition of the Company’s inventories as of:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Raw materials	$530	$728
Work in progress	92	130
Finished goods	8,365	8,148

Subtotal	8,987	9,006
Valuation adjustment for obsolete, damaged and slow-moving inventory	(40)	(325)

Total inventories	$8,947	$8,681

The Company recognized valuation adjustments for obsolete, damaged and slow-moving inventory of $15 thousand and $0.1 million for the three and nine months ended September 30, 2012, respectively, and zero for each of the three and nine months ended September 30, 2011.

At September 30, 2012 and December 31, 2011, all of NABCO’s inventories, totaling $8.2 million and $7.8 million, respectively, were pledged as collateral to secure outstanding balances on NABCO’s line of credit and long-term debt.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

The following table presents information about the Company’s goodwill and other intangible assets and liabilities as of:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Goodwill	$18,180	$18,180

Intangible assets:
Customer relationships	$7,340	$7,340
Product formulations	190	190
Trademarks and trade names	895	895
Domain names	100	100
Accumulated amortization	(3,386)	(1,547)

Total intangible assets	$5,139	$6,978

Intangible liabilities:
Lease	$100	$100
Accumulated amortization	(39)	(14)

Total intangible liabilites	$61	$86

The following table summarizes aggregate future amortization of intangibles:

(Dollars in thousands)
2012 (remainder of year)	$605
2013	1,651
2014	1,098
2015	780
2016	493
Thereafter	451

Total	$5,078

For the three and nine months ended September 30, 2012, amortization of intangibles was $0.6 million and $1.8 million, respectively, and $0.6 million and $0.8 million for three and nine months ended September 30, 2011, respectively.

NOTE 9 — DEBT

The following table presents the Company’s debt as of:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Lines of credit	$—	$5,116

Notes payable	$37,246	$39,000
Term loan	7,200	7,800
Seller notes	3,382	4,813

Long-term debt	$47,828	$51,613

Lines of credit

Lines of credit consist of NABCO’s $8.0 million revolving, asset-based loan, which matures in September 2014 and is subject to a borrowing base. At September 30, 2012 and December 31, 2011, outstanding borrowings on the revolving line of credit were zero and $5.1 million, respectively. For the three and nine months ended September 30, 2012, repayments, net of advances, under the line of credit totaled $1.7 million and $5.1 million, respectively. As of September 30, 2012, available borrowing capacity under the revolving line of credit was $7.5 million. This line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on September 30, 2012, and is secured by all of NABCO’s assets.

Interest expense on lines of credit was $8 thousand and $70 thousand for the three and nine months ended September 30, 2012, respectively, and $17 thousand and $55 thousand for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, NABCO was in compliance with the covenants under its line of credit facility.

Notes payable

At September 30, 2012 and December 31, 2011, notes payable was comprised of $37.2 million and $39.0 million in aggregate notes payable, respectively, due December 2016 (“Notes Payable”). The Notes Payable were issued on July 15, 2010 and bear interest at 9.0% per annum. The Company acquired approximately $1.8 million of the Notes Payable in an open market trade in May 2012, for approximately $1.4 million and recognized a $0.4 million gain on extinguishment of debt in other income (expense) in the accompanying unaudited consolidated statements of operations.

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

Interest expense on Notes Payable was $0.8 million and $2.6 million for the three and nine months ended September 30, 2012, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2011, respectively.

Term loan

The term loan consists of NABCO’s $8.0 million term loan maturing in September 2016, which had an outstanding balance of $7.2 million and $7.8 million at September 30, 2012 and December 31, 2011, respectively. The term loan is subject to annual principal payments of $0.8 million in year one, $1.2 million in each of years two and three, $1.6 million in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum. In the event of default, the interest rate will increase by 5.00% per annum. At September 30, 2012, the interest rate on the term loan was 5.00%. The term loan is secured by all of NABCO’s assets.

Interest expense on the term loan was $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and zero for each of the three and nine months ended September 30, 2011.

At September 30, 2012, NABCO was in compliance with the covenants under the term loan.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO that were issued in connection with the 2011 acquisition of NABCO, which had outstanding balances aggregating $3.4 million and $4.8 million at September 30, 2012 and December 31, 2011, respectively. The seller notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments, and accelerated principal payments subject to NABCO exceeding certain annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets beginning with the fiscal year ending December 31, 2011. Based on 2011 EBITDA, $1.2 million of accelerated principal payments are due in the year ending December 31, 2012. The seller notes bear interest at 6.00% per annum and interest is paid quarterly.

Interest expense on the seller notes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, and $53 thousand for each of the three and nine months ended September 30, 2011.

NOTE 10 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from bankruptcy proceedings, Signature issued warrants (the “Warrants”) to purchase an aggregate of 15 million shares of the Company’s common stock on June 11, 2010. The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and vest 20% annually on the anniversary of the issuance date thereafter. As of September 30, 2012, the Warrants are 60% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $1.03 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

The Warrants include customary terms that provide for certain adjustments to the exercise price and number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to full ratchet anti-dilution protection provisions. During the term of the Warrants, the anti-dilution provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued.

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the board of directors (the “Board”) under the Company’s Director Compensation Plan that each triggered the protection provisions of the Warrants. The restricted common stock issued to Board members in April 2011 reduced the exercise price of the Warrants to $0.69 per share. In July 2011, the Company issued approximately 3.0 million shares of common stock as purchase consideration in the NABCO acquisition. The NABCO acquisition common stock was issued at an average price of $0.664 per share, thereby reducing the exercise price to $0.664 per share; however, the holders of approximately 79.3% of the Warrants, held by Signature Group Holdings, LLC and Kenneth Grossman, waived the protection provisions related to shares issued in the NABCO acquisition and the exercise price related to those Warrants remains at $0.69 per share.

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in an increase in other income, while an increase in the common stock warrant liability results in a decrease in other income. The following table presents changes in the fair value of the common stock warrant liability during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Common stock warrant liability, beginning of period	$2,000	$5,027	$1,403	$5,700
Change in fair value of common stock warrant liability	850	(2,803)	1,447	(3,476)

Common stock warrant liability, end of period	$2,850	$2,224	$2,850	$2,224

NOTE 11 — INCOME TAXES

As of December 31, 2011, the Company had estimated federal and California net operating loss carryforwards (“NOLs”) of approximately $882.5 million and $974.5 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a full valuation allowance of $401.0 million and $409.0 million on its deferred tax assets at September 30, 2012 and December 31, 2011, respectively.

NOTE 12 — SHARE-BASED PAYMENTS

The Company’s Director Compensation Plan provides for annual grants of restricted common stock on the first business day of each calendar year, with an aggregate grant date fair value of $75 thousand per independent director, and vest on January 1 of the following year. On January 3, 2012, each of six independent directors received 277,778 shares of restricted common stock. On August 6, 2012, four independent directors resigned from the Board after shareholders voted to approve the Board’s slate of directors at its annual meeting of shareholders, which did not include the resigning directors. Pursuant to the terms of the restricted stock awards, such grants are subject to immediate vesting in the event a director is not re-elected to the Board or is not nominated for election to the Board by the Company after indicating a willingness to serve. The four resigning directors were not nominated for election to the Board and the restricted common stock issued on January 3, 2012 vested immediately upon their resignations. On August 13, 2012, the Company issued 105,695 shares of restricted common stock to each of two newly elected independent directors under the Director Compensation Plan, which vest on January 1, 2013. The restricted common stock issued to the independent directors was granted through the Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”). The grant date fair value of the 1,666,668 shares and 211,390 shares issued to the independent directors on January 3, 2012 and August 13, 2012, was $0.5 million and $60 thousand, respectively.

On May 8, 2012, the Company issued 833,333 shares of restricted common stock and granted options to purchase 1,090,000 shares of Signature’s common stock to certain nonexecutive employees under the Incentive Plan, with varying vesting schedules. On the grant date, the aggregate fair value of the restricted common stock and common stock option awards was $0.3 million and $0.1 million, respectively.

Compensation expense for share-based awards, including restricted common stock awards and common stock options was $0.5 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, unrecognized compensation expense for share-based awards was $1.8 million and $2.2 million, respectively.

The following table presents the changes in nonvested shares of restricted common stock during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested restricted common stock, December 31, 2011	2,315,040	$0.60
Granted	2,711,391	0.28
Vested	(1,646,249)	0.41

Nonvested restricted common stock, September 30, 2012	3,380,182	$0.43

As of September 30, 2012 and December 31, 2011, unrecognized share-based compensation expense for restricted common stock awards was $0.8 million and $0.8 million, respectively.

The following table presents the changes in nonvested common stock options during the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested common stock options, December 31, 2011	8,816,000	$0.19
Granted	1,090,000	0.13
Vested	(1,898,586)	0.17
Forfeited	(39,666)	0.12

Nonvested common stock options, September 30, 2012	7,967,748	$0.19

Common stock options exercisable at September 30, 2012	1,898,586	$0.17

Options to purchase 1,898,586 shares of common stock, with a weighted average exercise price of $0.51 per share, were exercisable at September 30, 2012. Unrecognized share-based compensation expense for common stock option awards was $1.0 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The weighted average remaining contractual term of nonvested common stock option awards was 8.8 years at September 30, 2012.

NOTE 13 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Signature Group Holdings, Inc. by the weighted average number of unrestricted common shares outstanding during the reporting period. Diluted earnings per share reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of unrestricted shares of common stock is increased by the dilutive effect of unexercised common stock options, nonvested restricted common stock and the Warrants, determined using the treasury stock method.

For the nine months ended September 30, 2011, and the three and nine months ended September 30, 2012, the impact of all outstanding nonvested restricted stock, common stock options and the Warrants are excluded from diluted earnings (loss) per share as their impact would be antidilutive. Common stock options, restricted common stock and the Warrants are antidilutive and excluded from the computation of diluted earnings per share when the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the Company’s common stock increases.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Earnings (loss) from continuing operations	$(2,286)	$3,786	$(5,012)	$(1,667)
Loss attributable to noncontrolling interest	—	(31)	—	(93)

Earnings (loss) from continuing operations attributable to Signature Group Holdings, Inc.	(2,286)	3,817	(5,012)	(1,574)
Loss from discontinued operations, net of income taxes	(342)	(2,542)	(2,753)	(7,518)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(2,628)	$1,275	$(7,765)	$(9,092)

Weighted average basic shares outstanding	116,328,282	114,200,106	115,879,042	112,810,889
Weighted average diluted shares outstanding	116,328,282	114,415,778	115,879,042	112,810,889

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.02)	$0.03	$(0.04)	$(0.01)
Discontinued operations	—	(0.02)	(0.03)	(0.07)

Basic and diluted earnings (loss) per share	$(0.02)	$0.01	$(0.07)	$(0.08)

NOTE 14 — DISCONTINUED OPERATIONS

Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to emerging from Chapter 11 bankruptcy proceedings. The following tables present summarized financial information for discontinued operations for the periods indicated:

			September 30,	December 31,
(Dollars in thousands)			2012	2011
Cash and cash equivalents			$111	$117
FHLB stock			2,051	2,051
Loans held for sale, net			93	12,383
Real estate owned, net			870	3,966
Other assets			112	2,299

Assets of discontinued operations			$3,237	$20,816

Repurchase reserve			$7,750	$8,500
Accrued expenses and other liabilities			2,637	3,036

Liabilities of discontinued operations			$10,387	$11,536

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenues and other, net	$682	$689	$1,570	$1,863
Expenses and reorganization items, net	1,024	2,610	4,323	8,333

Loss from discontinued operations before income taxes	(342)	(1,921)	(2,753)	(6,470)
Income taxes	—	621	—	1,048

Loss from discontinued operations, net of income taxes	$(342)	$(2,542)	$(2,753)	$(7,518)

Discontinued operations include:

FHLB stock

Fremont’s former primary operating subsidiary, Fremont Investment & Loan (“FIL”), was previously a member of the FHLB of San Francisco. The Company can redeem the FHLB stock, at par value, five years following the surrender of FIL’s bank charter, which was surrendered in July 2008.

Loans held for sale, net

Loans held for sale, net are comprised of non-performing residential real estate loans and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years. The loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers. A valuation allowance is maintained to adjust the loans to the lower of cost or estimated fair value. Provisions for (recoveries of) market valuation allowances are recorded in gain on loans held for sale in the statements of operations of discontinued operations.

On March 30, 2012, the Company sold a pool of non-performing residential real estate loans held for sale. The loans, with an unpaid principal balance of $27.6 million, were sold for $9.3 million and resulted in a $1.0 million gain.

On June 28, 2012, the Company sold a pool of non-performing residential real estate loans held for sale, representing the majority of the remaining loans held for sale. The loans, with an unpaid principal balance of $9.5 million, were sold for $2.9 million and resulted in a $0.5 million gain.

In the three months ended September 30, 2012, the Company disposed of all but one of the non-performing residential real estate loans held for sale through whole loan or short sales and recorded a net loss of $0.1 million from these transactions.

Real estate owned, net

REO, net consists of single-family residential properties acquired through or in lieu of foreclosure of loans secured by the properties. REO is reported at the lower of cost or estimated net realizable value in the consolidated financial statements. At September 30, 2012 and December 31, 2011, REO was comprised of eight and twenty-nine properties, respectively.

Other assets

Other assets include $0.1 million of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act, and $38 thousand of prepaid expenses at September 30, 2012. At December 31, 2011, other assets include $0.2 million in community development projects and similar types of loans and investments, a $1.9 million note receivable related to the sale of certain commercial real estate assets, $0.1 million of accrued interest receivable on loans held for sale and $0.1 million of prepaid expenses.

Repurchase reserve

The repurchase reserve represents the estimated liability the Company has for material breaches of representations and warranties on loans previously sold by Fremont, and includes estimates for both known and unknown claims. The reserve is based on outstanding repurchase claims, recent repurchase settlements, expected future repurchase trends for loans sold in whole loan sale transactions and the expected valuation of such loans when repurchased. Provisions and recoveries of provisions for the repurchase reserve are charged against or credited to gain on loans held for sale in the statements of operations of discontinued operations. The estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate.

At September 30, 2012 and December 31, 2011, repurchase reserves totaled $7.8 million and $8.5 million, respectively. There were no new repurchase claims received or settlements of outstanding repurchase claims during the three or nine months ended September 30, 2012. Recoveries of provisions for repurchase reserves were $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively, and zero for each of the three and nine months ended September 30, 2011.

NOTE 15 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, for each of the levels within the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2012
Assets:
Investment securities, available for sale	$5,497	$—	$—	$5,497

Liabilities:
Contingent consideration	$—	$—	$3,822	$3,822
Common stock warrant liability	—	—	2,850	2,850

Total	$—	$—	$6,672	$6,672

December 31, 2011
Assets:
Investment securities, available for sale	$4,991	$—	$—	$4,991

Liabilities:
Contingent consideration	$—	$—	$3,597	$3,597
Common stock warrant liability	—	—	1,403	1,403

Total	$—	$—	$5,000	$5,000

The following table presents the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended September 30, 2012
Contingent consideration	$3,746	$(76)	$—	$—	$—	$—	$3,822
Common stock warrant liability	2,000	(850)	—	—	—	—	2,850

Total	$5,746	$(926)	$—	$—	$—	$—	$6,672

Three Months Ended September 30, 2011
Contingent consideration	$—	$(47)	$—	$3,478	$—	$—	$3,525
Common stock warrant liability	5,027	2,803	—	—	—	—	2,224

Total	$5,027	$2,756	$—	$3,478	$—	$—	$5,749

Nine Months Ended September 30, 2012
Contingent consideration	$3,597	$(225)	$—	$—	$—	$—	$3,822
Common stock warrant liability	1,403	(1,447)	—	—	—	—	2,850

Total	$5,000	$(1,672)	$—	$—	$—	$—	$6,672

Nine Months Ended September 30, 2011
Contingent consideration	$—	$(47)	$—	$3,478	$—	$—	$3,525
Common stock warrant liability	5,700	3,476	—	—	—	—	2,224

Total	$5,700	$3,429	$—	$3,478	$—	$—	$5,749

Nonrecurring Fair Value Measurements

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value. These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under ASC Topic 820-10, Fair Value Measurement. The following table presents financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
September 30, 2012
Assets:
Preferred stock (other assets)	$—	$—	$1,100	$1,100
Common stock (other assets)	—	—	1,940	1,940
Real estate owned, net (1) (discontinued operations)	—	—	444	444
Loans held for sale, net (discontinued operations)	—	—	93	93

Total	$—	$—	$3,577	$3,577

December 31, 2011
Assets:
Loans held for sale, net:
Continuing operations	$—	$—	$20,317	$20,317
Discontinued operations	—	—	12,383	12,383
Real estate owned, net (1) (discontinued operations)	—	—	2,377	2,377
Commercial real estate investments, net (2)	—	—	33	33

Total	$—	$—	$35,110	$35,110

(1)	Amounts represent the carrying value of REO that resulted in gains (losses) recorded on a nonrecurring basis during the period.
(2)	Amounts represent the carrying value of commercial real estate investments that resulted in gains (losses) recorded on a nonrecurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities measured using estimated fair values on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Loans held for sale, net:
Continuing operations	$—	$421	$2,776	$1,046
Discontinued operations	14	(688)	(1,062)	(10)
Real estate owned, net	(22)	391	(711)	(543)
Commercial real estate investments, net	—	—	(121)	(445)

	$(8)	$124	$882	$48

The Company’s Level 3 assets and liabilities include financial instruments whose values are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of September 30, 2012:

(Dollars in thousands)	Fair Value September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Assets:
Preferred stock (other assets)	$1,100	Market approach	EBITDA Sales multiple Control discount	$2.0 -$4.0 million ($2.8 million) 2.5x - 4.0x (3.2x) 25.0%(25.0%)
Common stock (other assets)	1,940	Third party valuation report (market approach)	EBITDA Sales multiple	$40.0 -$60.0 million ($47.5 million) 6.7x - 10.1x (8.5x)
Loans held for sale, net (discontinued operations)	93	Discounted cash flow	Delinquency rate Prepayment rate Default rate Loss severity rate Discount rate	100%(100%) 173.6%(173.6%) 0%(0%) 50% - 65% (56.7%) 25% - 35% (29%)
Real estate owned, net (discontinued operations)	870	Property valuation services (market approach)	Marketability discounts Estimated selling costs	20.0%(20.0%) 8.0%(8.0%)

	$4,003

Liabilities:
Contingent consideration	$3,822	Discounted cash flow	Discount rate Probability of achieving EBITDA targets	8.1%(8.1%) 90% - 100% (97.5%)
Common stock warrant liability	2,850	Lattice option pricing model	Exercise multiple Volatility Expected term	2.8x (2.8x) 51.0%(51.0%) 7.1 - 7.2 years (7.2 years)

	$6,672

Significant unobservable inputs used in the fair value measurement of preferred stock include EBITDA, a sales multiple and a control discount. Significant increases in EBITDA or the sales multiple, or a decrease in the control discount would result in an increase in the estimated fair value of preferred stock, while decreases in EBITDA or the sales multiple, or an increase in the control discount would result in a decrease in the estimated fair value of preferred stock. Management has revised the methodology used to estimate the fair value of preferred stock as a result of the issuer having actual operating results, rather than merely projections.

Significant unobservable inputs used in the fair value measurement of common stock are EBITDA and a sales multiple. Significant increases in EBITDA or the sales multiple would result in an increase in the estimated fair value of common stock, while decreases in EBITDA or the sales multiple would result in a decrease in the estimated fair value of common stock.

Significant unobservable inputs used in the fair value measurement of loans held for sale include delinquency, prepayment, default and loss severity rates and a discount rate. The Company estimates future cash flows of its loans held for sale using these unobservable inputs, which are then discounted at a range of rates. Significant increases in the discount rate or reductions in estimated future cash flows or delays in the timing of those cash flows would result in a decrease in the estimated fair value of loans held for sale, while decreases in the discount rate or increases in estimated future cash flows or accelerations in the timing of those cash flows would result in an increase in the estimated fair value of loans held for sale.

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

Significant unobservable inputs used in the fair value measurement of common stock warrant liability include the exercise multiple, volatility and expected term. The Company uses these unobservable inputs in a trinomial lattice option pricing model. Significant increases in the exercise multiple or significant decreases in volatility or the expected term would result in a decrease in the estimated fair value of common stock warrant liability, while significant decreases in the exercise multiple or significant increase in volatility or the expected term would result in an increase in the estimated fair value of common stock warrant liability.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following table presents the carrying values and fair value estimates of financial instruments as of:

	Fair Value Hierarchy	September 30, 2012
(Dollars in thousands)		Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$50,537	$50,537
Investment securities, available for sale	Level 1	5,497	5,497
Loans receivable, net	Level 3	26,168	25,429
Preferred stock (other assets)	Level 3	800	1,100
Common stock (other assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	111	111
FHLB stock	Level 1	2,051	2,051
Loans held for sale, net	Level 3	93	93
Commercial real estate investments, net	Level 3	74	74
LIABILITIES
Continuing operations:
Contingent consideration	Level 3	$3,822	$3,822
Long-term debt	Level 1/3	47,828	42,055
Common stock warrant liability	Level 3	2,850	2,850

		December 31, 2011
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$52,439	$52,439
Investment securities, available for sale	Level 1	4,991	4,991
Loans receivable, net	Level 3	3,750	3,750
Loans held for sale, net	Level 3	20,317	20,317
Discontinued operations:
Cash and cash equivalents	Level 1	117	117
FHLB stock	Level 1	2,051	2,051
Loans held for sale, net	Level 3	12,383	12,383
Commercial real estate investments, net	Level 3	231	231
Note receivable	Level 3	1,861	1,861
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$5,116	$5,116
Contingent consideration	Level 3	3,597	3,597
Long-term debt	Level 1/3	51,613	42,036
Common stock warrant liability	Level 3	1,403	1,403

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at September 30, 2012 and December 31, 2011:

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

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit, commercial term notes, and purchased credit-impaired commercial term loans. The fair value of commercial real estate loans and commercial lines of credit consider estimated credit losses and variable interest rates, which approximate market interest rates.

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

The fair value of purchased credit-impaired commercial term loans is based on a discounted cash flow analysis utilizing assumptions about the amount and timing of expected cash flows and other recoveries and market discount rates.

Loans held for sale, net

Loans held for sale, net is comprised of the residential real estate loans that were reclassified to held for investment in April 2012, and non-performing loans classified in discontinued operations. The fair value of loans held for sale, net is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

Preferred stock

Preferred stock, classified in other assets, consists of 4.0% cumulative convertible preferred stock of a privately-held company that is a borrower under Signature Special Situations’ commercial loans. The preferred stock has a stated value of $2.0 million and is convertible to 45% of the common stock of the company, on a fully diluted basis. The fair value of preferred stock is based on estimates of EBITDA, a sales multiple and a control discount.

Common stock

Common stock, classified in other assets, consists of securities the Company received in exchange for its position in a privately-held company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy. As of September 30, 2012, there was no active market for the common stock. The fair value of common stock is based on EBITDA and a sales multiple included in a third party valuation report, which is available to the public.

FHLB stock

FHLB stock, classified in assets of discontinued operations, is recorded at cost. Sales of these securities are at par value with the issuer and can be redeemed five years following the surrender of FIL’s charter, which was surrendered in July 2008.

Commercial real estate investments

Commercial real estate investments, classified in assets of discontinued operations, include participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act. The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analyses.

Note receivable

The note receivable, classified in assets of discontinued operations, is a short-term note received in connection with the sale of commercial real estate investments. The fair value of the note receivable considers the short-term nature of the instrument, as well as the estimated credit worthiness of the counterparty. The note receivable matured and was repaid during the first quarter of 2012.

Lines of credit

Lines of credit are short-term borrowing facilities, used primarily to support ongoing operations. The carrying amount is a reasonable estimate of fair value, as these instruments have short-term maturities and market interest rates.

Contingent consideration

Contingent consideration consists of potential payments due as additional purchase consideration in business combinations. The fair value of contingent consideration is based on the Company’s expectation of future operating results and includes assumptions related to discount rates and probabilities of various projected operating result scenarios.

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

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the Warrants, which include ratchet anti-dilution protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including exercise multiple, volatility and expected term.

NOTE 16 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has three operating segments: Signature Special Situations, NABCO and Cosmed. The fourth segment consists of discontinued operations. Results of operations and other financial measures that are not included in the Company’s four segments are included in corporate and other. The following tables present the operating results and other key financial measures for each of the Company’s segments as of and for the periods indicated:

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2012
Revenues from external customers	$1,041	$10,203	$77	$17	$—	$11,338	$113	$11,451
Intersegment revenues	161	—	—	270	(431)	—	—	—
Expenses	305	8,490	256	4,218	(431)	12,838	1,234	14,072
Other income (expense)	80	(76)	—	(850)	—	(846)	569	(277)

Earnings (loss) before reorganization items, net and income taxes	977	1,637	(179)	(4,781)	—	(2,346)	(552)	(2,898)
Reorganization items, net	—	—	—	—	—	—	(210)	(210)

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	977	1,637	(179)	(4,781)	—	(2,346)	(342)	(2,688)
Income tax expense (benefit)	664	741	—	(1,465)	—	(60)	—	(60)

Net earnings (loss)	313	896	(179)	(3,316)	—	(2,286)	(342)	(2,628)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$313	$896	$(179)	$(3,316)	$—	$(2,286)	$(342)	$(2,628)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2011
Revenues from external customers	$1,013	$6,082	$227	$11	$—	$7,333	$655	$7,988
Intersegment revenues	256	—	—	38	(294)	—	—	—
Expenses	(17)	5,239	617	5,225	(294)	10,770	2,610	13,380
Other income (expense)	492	(47)	—	4,191	—	4,636	34	4,670

Earnings (loss) before reorganization items, net and income taxes	1,778	796	(390)	(985)	—	1,199	(1,921)	(722)
Reorganization items, net	—	—	—	63	—	63	—	63

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,778	796	(390)	(1,048)	—	1,136	(1,921)	(785)
Income tax expense (benefit)	54	317	—	(3,021)	—	(2,650)	621	(2,029)

Net earnings (loss)	1,724	479	(390)	1,973	—	3,786	(2,542)	1,244
Loss attributable to noncontrolling interest	—	—	(31)	—	—	(31)	—	(31)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,724	$479	$(359)	$1,973	$—	$3,817	$(2,542)	$1,275

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2012
Revenues from external customers	$3,145	$27,107	$332	$54	$—	$30,638	$1,769	$32,407
Intersegment revenues	479	—	—	679	(1,158)	—	—	—
Expenses	788	22,926	830	13,367	(1,158)	36,753	4,425	41,178
Other income (expense)	2,486	(225)	(2)	(1,051)	—	1,208	(199)	1,009

Earnings (loss) before reorganization items, net and income taxes	5,322	3,956	(500)	(13,685)	—	(4,907)	(2,855)	(7,762)
Reorganization items, net	—	—	—	80	—	80	(102)	(22)

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	5,322	3,956	(500)	(13,765)	—	(4,987)	(2,753)	(7,740)
Income tax expense (benefit)	696	1,668	3	(2,342)	—	25	—	25

Net earnings (loss)	4,626	2,288	(503)	(11,423)	—	(5,012)	(2,753)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,626	$2,288	$(503)	$(11,423)	$—	$(5,012)	$(2,753)	$(7,765)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2011
Revenues from external customers	$2,924	$6,082	$1,067	$34	$—	$10,107	$1,476	$11,583
Intersegment revenues	256	—	—	83	(339)	—	—	—
Expenses	(48)	5,239	2,224	12,287	(339)	19,363	8,333	27,696
Other income (expense)	1,117	(47)	281	4,864	—	6,215	387	6,602

Earnings (loss) before reorganization items, net and income taxes	4,345	796	(876)	(7,306)	—	(3,041)	(6,470)	(9,511)
Reorganization items, net	—	—	—	1,388	—	1,388	—	1,388

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	4,345	796	(876)	(8,694)	—	(4,429)	(6,470)	(10,899)
Income tax expense (benefit)	60	317	—	(3,139)	—	(2,762)	1,048	(1,714)

Net earnings (loss)	4,285	479	(876)	(5,555)	—	(1,667)	(7,518)	(9,185)
Loss attributable to noncontrolling interest	—	—	(93)	—	—	(93)	—	(93)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,285	$479	$(783)	$(5,555)	$—	$(1,574)	$(7,518)	$(9,092)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
September 30, 2012	$45,311	$36,673	$1,375	$76,466	$(36,033)	$123,792	$3,237	$127,029
December 31, 2011	35,341	39,428	1,735	64,481	(18,783)	122,202	20,816	143,018
Segment liabilities:
September 30, 2012	$23,250	$25,539	$2,509	$43,747	$(36,033)	$59,012	$10,387	$69,399
December 31, 2011	9,411	30,582	2,367	44,068	(18,783)	67,645	11,536	79,181

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss will change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of loss represents what the Company believes to be an estimate of loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) in the California Superior Court, County of Los Angeles. On February 3, 2010, Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the court. On May 8, 2012 the California Court of Appeal (the “Court of Appeal”) held a hearing on this matter and on June 7, 2012, issued its opinion affirming the judgment. On June 22, 2012, the Company filed a Petition for Rehearing and on July 9, 2012 the Court of Appeal granted the

Company’s Petition for Rehearing. Additional briefings were completed by both parties and on August 21, 2012, the Court of Appeal resubmitted the case for decision without further oral argument. On November 6, 2012, the Court of Appeal affirmed the judgment against the Company, which has until November 26, 2012 to file an appeal to the California Supreme Court.

On April 27, 2009, FRC filed a Cross-Complaint against Mr. Faigin for Breach of Confidence, Breach of Fiduciary Duty, Representing Conflicting Interests and Indemnification. On June 9, 2009, the trial court dismissed the Cross-Complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this Cross-Complaint. On August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s Cross-Complaint causes of action against Mr. Faigin for Breach of Fiduciary and Breach of Confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches.

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of thirty-six months of welfare benefits. Ms. Colburn filed a proof of claim in the bankruptcy proceeding for salary, bonus, and benefits and restricted common stock in the amount of $2.6 million. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs from both parties have been filed, however a hearing date has not yet been scheduled.

Ms. Colburn’s proof of claim for $2.6 million in the Fremont bankruptcy proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding and the Company intends to vigorously defend itself against this claim. A Motion for Summary Judgment hearing on this matter has been set by the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) for December 6, 2012.

Walker Matter. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted common stock at the time of his termination and the value of thirty-six months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. Mr. Walker has sixty days from the judgment entry date to file a Notice of Appeal.

Mr. Walker’s proof of claim for $2.5 million in the Fremont bankruptcy proceeding for severance, bonus, welfare benefits and restricted common stock remains outstanding. The Company intends to vigorously defend itself against this claim. A Motion for Summary Judgment hearing on this matter has been set by the California Federal Bankruptcy Court for December 6, 2012.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts (the “Superior Court”) against over fifty defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005.

On February 11, 2011, Cambridge, in its same capacity as assignee of its investor clients, filed a second, similar lawsuit in the Superior Court naming thirty defendants including the broker/dealers, underwriters, issuers and depositors of approximately seventy RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006.

The defendants filed a joint consolidated Motion to Dismiss for failure to state a claim. On September 28, 2012, the Superior Court issued its decision dismissing FMSC and the other depositor defendants, finding that the depositor defendants were not statutory sellers of securities under the relevant provisions of the Massachusetts Uniform Securities Act. However, since the dismissal order did not stipulate whether it was issued with or without prejudice, it is uncertain at this time if Cambridge will be allowed to amend the Complaints or if it will appeal the decision.

National Credit Union Administration v. RBS Securities, et al. On June 20, 2011, the National Credit Union Administration (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of twenty-nine RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. On July 25, 2012, the U.S. District Court issued an order dismissing FMSC from the action with leave to amend within thirty days of the order. NCUA failed to amend the complaint and the dismissal is now final, subject to any rights the NCUA may contend it has.

RMBS Defense, Indemnity and Contribution Matters. In addition to the Cambridge and NCUA lawsuits, the Company and FMSC have received several demands for defense, indemnity and contribution from other defendants in the Cambridge and NCUA actions as well as other RMBS actions in which the Company or its subsidiaries are not named defendants, but which Company originated home mortgages are at issue. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or its subsidiaries. There is no assurance that the Company or FMSC will not be named as defendants in additional RMBS related litigation or receive additional demands for defense, indemnity and contribution.

Subpoenas for Information and Documents. In addition to the above-described litigation, the Company has also received and responded to a number of subpoenas for information from federal authorities and other third parties in civil litigation matters in which the Company is not a defendant, but concerns home mortgage transactions involving the Company’s origination and sale of whole loans, and certain RMBS offerings.

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

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “Nevada State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect; (ii) a declaration that the Plaintiffs are not an “Acquiring Person,” as defined in the Rights Agreement dated October 23, 2007, as amended, between the Company and Mellon Investor Services LLC, as rights agent (the “Rights Agreement”); and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company’s bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”), which was granted. The Company removed the Proceeding because, among other reasons, a central issue in the Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Company’s reorganization plan (the “Plan”), as confirmed by the California Federal Bankruptcy Court (the “Confirmation Order”).

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

On December 21, 2011, (i) Kingstown Partners Master Ltd., Kingstown Partners II L.P. and KTown LP, and (ii) Mr. McIntyre separately filed notices of appeal with the California Federal Bankruptcy Court from the Rights Agreement Order (collectively, the “Bankruptcy Appeals”).

On January 6, 2012, Mr. McIntyre filed a complaint (the “McIntyre Complaint”) with the State Court against the Company seeking (1) a declaration that: (i) he never took any action that may have triggered the dilution provisions of the Rights Agreement; (ii) the right to vote his shares is not impaired or diminished in any respect by the Rights Agreement; (iii) his right to demand that the Company convene a shareholder meeting or work cooperatively with other shareholders to request a shareholder meeting is not impaired in any way by the Rights Agreement; (iv) his right to nominate director candidates to be elected by the shareholders for service on the Board is not impaired or diminished in any way by the Rights Agreement; (v) his right to submit shareholder proposals for vote at the Company’s next shareholder meeting is not compromised or impaired in any way by the Rights Agreement; and (vi) his right to join other shareholders to effect the election of directors or other shareholders to effect the election of directors or other corporate business is not impaired or diminished by the Rights Agreement; and (2) preliminary injunctions to enjoin the Company from implementing the Rights Agreement against Mr. McIntyre.

On May 17, 2012, the Company filed a Motion to Stay under Nevada Rules of Civil Procedure 41(d) seeking reimbursement of costs and fees arising out of the Company’s defense of these same matters in the California Federal Bankruptcy Court.

As previously reported on a Current Report on Form 8-K dated September 7, 2012, on August 31, 2012 and September 5, 2012, the Company entered into separate settlement agreements with (i) Kingstown Partners Master Ltd., Kingstown Capital Management L.P., Kingstown Partners II, L.P., Kingstown Management GP LLC, Ktown LP, and Kingstown Capital Partners, LLC (collectively, the “Kingstown Group”), and (ii) James A. McIntyre, the James A. McIntyre Grandchildren’s Trust and The McIntyre Foundation (collectively, “McIntyre”), respectively, which settled all outstanding litigation with the Kingstown Group and McIntyre and other related matters as described below (the “Kingstown Group Settlement,” the “McIntyre Settlement” and collectively, the “Settlement Agreements”).

Under the terms of the Settlement Agreements, the Company agreed, among other things, to assist the Kingstown Group and McIntyre in identifying one or more qualified investors known to the Company to be interested in acquiring all of their respective shares of Signature common stock. In consideration therefor, the Kingstown Group and McIntyre agreed that within five days of the closing of any transaction for the sale of all of their respective shares of Signature common stock, the Kingstown Group and McIntyre would cause the Bankruptcy Appeals and the McIntyre Complaint to be dismissed.

Upon the Kingstown Group and McIntyre completing the sale of their respective shares of Signature common stock and the dismissals of the Legal Proceedings, the Board shall certify that it has determined that (i) the prior activities of the Kingstown Group and McIntyre have not triggered and will not trigger a distribution of rights under and pursuant to the Rights Agreement and (ii) the Kingstown Group and McIntyre were not “Acquiring Persons,” as such term is defined in the Rights Agreement.

Pursuant to the Settlement Agreements, the Company, McIntyre and the Kingstown Group also agreed not to sue, and to forever fully release and discharge each other and certain related parties from any and all claims of any nature, whether known or unknown, arising in whole or in part out of the facts, circumstances or events occurring any time or period of time prior to the respective date of the Settlement Agreements.

On August 29, 2012 and August 31, 2012, the Kingstown Group and McIntyre, respectively, sold all of their shares of Signature common stock. On September 7 and September 14, 2012, Kingstown and McIntyre filed Stipulations and Motions to Dismiss the Bankruptcy Appeals, which were dismissed by the California Federal Bankruptcy Court on September 17, 2012. Accordingly, the Company determined that (i) the prior activities of the Kingstown Group and McIntyre have not triggered and will not trigger a distribution of rights under and pursuant to the Rights Agreement and (ii) the Kingstown Group and McIntyre were not “Acquiring Persons,” as such term is defined in the Rights Agreement.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. As of September 30, 2012, all professional fee disputes have been resolved.

Unpaid Claims. As of September 30, 2012, there remained seventeen open claims filed with the California Federal Bankruptcy Court (the “Unpaid Claims”). The Unpaid Claims are comprised of two claims totaling $5.1 million by former executive officers for breach of their employment contracts; nine non-monetary claims by former directors and officers seeking rights to defense and indemnification for unknown contingencies; and six Employee Retirement Income Security Act claims by former employees that have settled, but have yet to be withdrawn or dismissed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report, including, without limitation, matters discussed in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included in Signature Group Holdings, Inc.’s (“Signature,” formerly Fremont General Corporation (“Fremont”), “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future expected results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in the Annual Report and in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“SEC”).

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

OVERVIEW

Signature is a diversified business and financial services enterprise with current principal holdings in cash, financial assets, and controlling ownership interests in two operating subsidiaries, North American Breaker Co., LLC (“NABCO”) and Cosmed, Inc. (“Cosmed”). We anticipate that we will continue to use our cash and other financial assets to grow the Company into a profitable enterprise by completing additional acquisitions of operating businesses, as well as expanding the “Signature Special Situations” financial services business unit, which is described herein.

We seek to acquire controlling interests in middle market businesses with talented and experienced management teams, strong margins, defensible market positions and, in most instances, long-term growth potential. We regularly consider acquisitions of businesses that operate in unique industries as well as businesses that we believe to be in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we expect to continue to operate the businesses we acquire as autonomous subsidiaries. In addition to the connections that our management team has in the financial industry, we also have strong relationships with significant numbers of potential deal referral sources, including accountants, attorneys, business brokers, commercial and investment bankers, and other professionals, which generate substantial opportunities to assess middle market businesses that may be available for acquisition. Our strategy tends to emphasize non-auction, or “proprietary” deal flow sourced directly through our management team’s established referral networks.

Our Signature Special Situations business unit primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance (“UPB”). We may also originate secured debt financings to middle market companies under a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. We may also take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases. The largest asset in this segment is a portfolio of subprime residential real estate loans.

A key element to our business strategy is utilizing our federal and state net operating loss carryforwards (“NOLs”), primarily generated by Fremont’s legacy businesses. As of December 31, 2011, our federal and California NOLs are approximately $882.5 million and $974.5 million, respectively. The NOLs are further discussed in Note 11 — Income Taxes in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Form 10-Q.

Our operations include a discontinued operations segment, where we hold and manage certain assets and liabilities related to the former businesses of the Company, then known as Fremont, including Federal Home Loan Bank (“FHLB”) stock, subprime residential real estate loans, residential real estate, commercial real estate investments, litigation claims under fidelity insurance bonds, and contingent liabilities for litigation and repurchase claims. These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company.

Operating segments

The presentation set forth below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our unaudited consolidated financial statements present our financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating subsidiaries and our growth strategies, as well as ongoing general corporate functions, are included in continuing operations. Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the date of emergence from Chapter 11 bankruptcy proceedings, excluding certain residential real estate loans reclassified to continuing operations in the second quarter of 2012. See “Signature Special Situations” below for additional information regarding the reclassification of certain loans.

Continuing Operations

At September 30, 2012, our continuing operations had approximately $123.8 million in assets, or 97.5% of our total assets, and $59.0 million of liabilities, or 85.0% of our total liabilities. Our continuing operations consist of three operating units: NABCO, Cosmed and Signature Special Situations, as discussed below.

NABCO

Our largest operating unit by revenue, NABCO is a wholly owned subsidiary whose results of operations have been consolidated into Signature’s since July 29, 2011, the date of acquisition. Headquartered in Burbank, California, NABCO is one of the largest independent suppliers of circuit breakers in the country. Circuit breakers are critical safety devices used in virtually all residential, commercial and industrial structures and many large electrical power systems. Circuit breakers automatically shut off an electrical circuit when the flow of electricity increases above a safe level so that potentially serious damage, such as that caused by fire, can be averted. Accordingly, when a circuit breaker, which is a critical component for the overall electrical system, is damaged it must be replaced immediately. NABCO’s niche is focused on this replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. In furtherance of its strategy to be a single source supplier for its customers, NABCO began carrying a new product line, fusible panel switches, during the first quarter of 2012.

The electrical power system in the United States is characterized by an aging infrastructure and largely reflects technology developed in the 1950’s or earlier. According to the United States Department of Energy, it is estimated that 60% of circuit breakers in operation are more than thirty years old. Circuit breakers are manufacturer specific and not interchangeable, so product availability in the replacement niche is very important. Accordingly, NABCO maintains a significant depth of certified, new product inventory from all the major manufacturers and also carries a number of products that have been discontinued by the manufacturer and are no longer widely available. As a result, NABCO does not manage its operations in terms of inventory turns or other traditional operating metrics based on inventory levels. NABCO’s inventory levels may increase in a declining sales environment if valuable purchase opportunities present themselves as there is minimal risk of obsolescence for these products.

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

Other business factors pertaining to NABCO include:

•	the business is seasonal with higher sales volume occurring in the summer months as weather conditions drive increased electrical usage;

•	the business operates in a highly-fragmented market with hundreds of competitors, although few have NABCO’s depth of inventory or national presence; and

•	the business does not sell used circuit breakers, nor does it refurbish circuit breakers or provide any other type of service operations.

Cosmed

As measured by revenue, Cosmed is the smallest operating unit within our continuing operations. Cosmed is a subsidiary we formed to consummate the acquisition of certain assets and the assumption of certain liabilities of Costru Company, LLC (“Costru”) in February 2011. Cosmed does business under the trade name CosmedicineTM and owns the intellectual property and proprietary product formulations for a line of anti-aging skin care products. The CosmedicineTM formulations are proven effective at reducing dryness, fine lines and wrinkles, skin discolorations, and multiple forms of acne. Cosmed’s products are manufactured in an outsourced U.S. Federal Drug Administration and over-the-counter approved laboratory.

Historically, the CosmedicineTM product line was only available through high-end retailers and specialty beauty boutiques. Beginning in 2009, Costru management attempted to reposition the business and grow sales by marketing its product line through major mass market retailers of health and beauty products. Although Cosmed’s management continued having success in rolling-out its products into the mass merchandising channel after Signature’s acquisition, the products did not achieve sufficient sales volume to generate re-orders. Accordingly, Cosmed is no longer selling its products through mass merchants, but continues to be sold through a number of specialty health and beauty outlets, as well as through certain specialty Internet channels. Cosmed is re-focusing the CosmedicineTM brand and is considering private label and custom original equipment manufacturer arrangements to leverage its significant intellectual property and unique formulations. Additionally, Cosmed is seeking strategic partnerships in alternative sales platforms including, but not limited to, leading direct response and network marketing conglomerates. We own 92% of the outstanding common stock of Cosmed, with the remaining 8% noncontrolling interest held by the former owners of Costru.

Signature Special Situations

Signature Special Situations primarily acquires sub-performing and non-performing commercial and industrial loans, leases, and mortgages typically at a discount to UPB. We may also originate secured debt financings to middle market companies under a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. We also take positions in corporate bonds, trade claims, and other structured debt instruments, which may be performing, sub-performing or non-performing. We may also acquire specialized assets, such as product or brand licenses, royalty streams, or subscriber bases. The largest asset in this segment is a portfolio of subprime residential real estate loans. The objective of Signature Special Situations is to generate high risk-adjusted returns in the form of interest income, fees, recovery of discounted principal balances, or market value appreciation, while maintaining an intense focus on managing downside risks and exposure. In some instances, we may also receive equity securities in the form of convertible debt, preferred or convertible preferred stock, and options or warrants, where our returns will come in the form of appreciation gains associated with such equity securities.

After actively marketing and closing the sale of $27.6 million of our non-performing residential real estate loans held for sale within our discontinued operations segment in the first quarter of 2012, we determined that the economics of a “hold and retain” strategy were advantageous, as compared to the secondary market bids received for our performing (less than sixty days past due) residential real estate loan portfolio. As a result of management’s analysis and our current liquidity position, we intend to hold these loans for investment for the foreseeable future. With this change of intention, we reclassified $23.0 million of loans, with an aggregate UPB of $46.9 million, from discontinued operations to Signature Special Situations in continuing operations on April 1, 2012.

Corporate and other

Corporate and other costs primarily represent expenses related to those administrative, financial and human resource activities that are not allocated to operations and are excluded from segment results of operations. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments.

Discontinued Operations

At September 30, 2012, our discontinued operations had approximately $3.2 million in assets, or 2.5% of our total assets, and $10.4 million of liabilities, or 15.0% of our total liabilities.

Under our business strategy, we seek to maximize the value of the discontinued operations assets and expect to redeploy the proceeds in our continuing operations. During the nine months ended September 30, 2012, we generated approximately $13.7 million of cash from discontinued operations primarily through the sale of $38.7 million of UPB of our sub-performing and non-performing subprime residential real estate loans, with a carrying value of $11.7 million, sales of $2.0 million of real estate acquired through foreclosure (“REO”) and the collection of a $1.9 million note receivable.

The largest discontinued operations liability is our residential loan repurchase reserve. At September 30, 2012, the repurchase reserve liability was $7.8 million. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties provided by Fremont Investment & Loan (“FIL”), Fremont’s former California industrial bank subsidiary, to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007, when FIL terminated its residential lending operations. Management estimates the likely range of potential loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date; the quality of the documentation supporting such claims; the number and involvement of cross-defendants, if any, related to such claims; and a time and expense estimate if a claim were to result in litigation. There were no repurchase claims received or settled during the nine months ended September 30, 2012. The estimated reserve is based upon currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims at September 30, 2012 were approximately $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than thirty-six months in the case of approximately $71.6 million in claims, or 70.4% of total claims outstanding;

•	for more than twenty-four months, but less than thirty-six months, in the case of approximately $1.8 million in claims, or 1.8% of total claims outstanding; and

•	for more than twelve months, but less than twenty-four months, in the case of approximately $28.3 million in claims, or 27.8% of total claims outstanding.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s previous business activities. As of September 30, 2012, we were involved in forty-eight defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where FIL has been named in the matter because it originated the mortgage. We were also involved in three defensive cases involving former Fremont executives seeking severance claims. As of December 31, 2011, we were involved in sixty-two defensive cases involving individual homeowners, five defensive cases involving Fremont’s securitization transactions and three defensive cases involving former Fremont executives seeking severance claims.

We are also a plaintiff in ten cases related to mortgage fraud, whose activities account for a significant portion of our professional fees included in the statements of operations of discontinued operations for the three and nine months ended September 30, 2012. At December 31, 2011, we were a plaintiff in eight cases related to mortgage fraud.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and expenses included in the consolidated financial statements. Circumstances and events that differ significantly from our underlying estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

Our critical accounting policies govern (i) fair value measurements, (ii) revenue recognition, (iii) purchased credit-impaired loans, (iv) business combinations, (v) inventories, (vi) goodwill and intangible assets, (vii) common stock warrant liability, (viii) income taxes, (ix) accounting for reorganizations, (x) discontinued operations, (xi) loans held for sale, net, (xii) real estate owned, net, and (xiii) guarantees (repurchase reserves). On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at future balance sheet dates and our results of operations in future reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

CONSOLIDATED FINANCIAL PERFORMANCE REVIEW

Q3 2012 Highlights

Our consolidated net loss in the third quarter was $2.6 million, or $0.02 per share, a $1.3 million improvement over the second quarter of 2012, when we posted a $3.9 million net loss, or $0.03 per share. Our third quarter loss from continuing operations was $2.3 million, or $0.02 per share, a $1.0 million improvement over the second quarter of 2012, when we posted a $3.3 million net loss, or $0.03 per share.

NABCO continued to perform very well with Adjusted EBITDA of $2.6 million for the three months ended September 30, 2012. Net sales increased to $10.2 million and gross margin remained strong at 37.1% during the period. The strong financial performance allowed NABCO to reduce its outstanding debt by $2.9 million in the third quarter.

During the third quarter we further reduced the assets within our discontinued operations to $3.2 million through the sale of nearly all of our remaining residential real estate loans held for sale and the sale of five REO properties reducing the carrying value of loans held for sale and REO to $0.1 million and $0.9 million, respectively, at September 30, 2012. Cash, FHLB stock and REO represent more than $3.0 million of the $3.2 million of total assets of discontinued operations.

Additionally, the last outstanding bankruptcy fee dispute was settled resulting in the reversal of approximately $0.4 million of expenses in reorganization items, net.

Three months ended September 30, 2012

The following is a summary of significant operating results for the three months ended September 30, 2012.

•	Net loss attributable to Signature Group Holdings, Inc. increased $3.9 million to $2.6 million, as compared to net earnings of $1.3 million for the three months ended September 30, 2011.

•

Loss from continuing operations increased $6.1 million to $2.3 million for the three months ended September 30, 2012, as compared to net earnings of $3.8 million for the three months ended September 30, 2011.

•

Loss from discontinued operations, net of income taxes decreased $2.2 million to $0.3 million for the three months ended September 30, 2012, as compared to $2.5 million for the three months ended September 30, 2011.

•	Revenues from continuing operations increased $4.0 million to $11.3 million for the three months ended September 30, 2012, as compared to $7.3 million for the three months ended September 30, 2011.

•	Expenses from continuing operations increased $2.0 million to $12.8 million for the three months ended September 30, 2012, as compared to $10.8 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012

The following is a summary of significant operating results for the nine months ended September 30, 2012.

•	Net loss attributable to Signature Group Holdings, Inc. decreased $1.3 million to $7.8 million, as compared to $9.1 million for the nine months ended September 30, 2011.

•	Loss from continuing operations increased $3.3 million to $5.0 million for the nine months ended September 30, 2012, as compared to $1.7 million for the nine months ended September 30, 2011.

•

Loss from discontinued operations, net of income taxes decreased $4.7 million to $2.8 million for the nine months ended September 30, 2012, as compared to $7.5 million for the nine months ended September 30, 2011.

•	Revenues from continuing operations increased $20.5 million to $30.6 million for the nine months ended September 30, 2012, as compared to $10.1 million for the nine months ended September 30, 2011.

•	Expenses from continuing operations increased $17.4 million to $36.8 million for the nine months ended September 30, 2012, as compared to $19.4 million for the nine months ended September 30, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents selected components of our unaudited consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Revenues	$11,338	$7,333	$30,638	$10,107
Expenses	12,838	10,770	36,753	19,363
Other income (expense)	(846)	4,636	1,208	6,215

Earnings (loss) from continuing operations before reorganization items and income taxes	(2,346)	1,199	(4,907)	(3,041)
Reorganization items, net	—	63	80	1,388

Earnings (loss) from continuing operations before income taxes	(2,346)	1,136	(4,987)	(4,429)
Income tax expense (benefit)	(60)	(2,650)	25	(2,762)

Earnings (loss) from continuing operations	(2,286)	3,786	(5,012)	(1,667)
Loss from discontinued operations, net of income taxes	(342)	(2,542)	(2,753)	(7,518)

Net earnings (loss)	(2,628)	1,244	(7,765)	(9,185)
Loss attributable to noncontrolling interest	—	(31)	—	(93)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(2,628)	$1,275	$(7,765)	$(9,092)

Three months ended September 30, 2012 compared to three months ended September 30, 2011

General

Net loss attributable to Signature Group Holdings, Inc. increased $3.9 million to $2.6 million for the three months ended September 30, 2012, as compared to net earnings of $1.3 million for the three months ended September 30, 2011. The increase is primarily related to a $6.1 million increase in loss from continuing operations, offset by a $2.2 million decrease in loss from discontinued operations, net of income taxes, as discussed further below.

Loss from continuing operations

Loss from continuing operations increased $6.1 million to $2.3 million for the three months ended September 30, 2012, as compared to net earnings of $3.8 million for the three months ended September 30, 2011. The increase is primarily related to a $5.5 million decrease in other income (expense), a $2.0 million increase in expenses and a $2.6 million decrease in income tax benefit, partially offset by a $4.0 million increase in revenues. See “Segment Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes decreased $2.2 million to $0.3 million for the three months ended September 30, 2012, as compared to $2.5 million for the three months ended September 30, 2011. The decrease is primarily related to a $1.4 million decrease in expenses, a $0.2 million decrease in reorganization items, net, and a $0.6 million decrease in income tax expense. See “Segment Results of Operations—Discontinued Operations” below for additional detail.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

General

As discussed further below, net loss attributable to Signature Group Holdings, Inc. decreased $1.3 million to $7.8 million for the nine months ended September 30, 2012, as compared to $9.1 million for the nine months ended September 30, 2011. The decrease is primarily related to a $4.7 million decrease in loss from discontinued operations, net of income taxes, partially offset by a $3.3 million increase in loss from continuing operations and a $0.1 million decrease in loss attributable to noncontrolling interest.

Loss from continuing operations

Loss from continuing operations increased $3.3 million to $5.0 million for the nine months ended September 30, 2012, as compared to $1.7 million for the nine months ended September 30, 2011. The increase is primarily related to a $17.4 million increase in expenses, a $5.0 million decrease in other income (expense) and a $2.7 million decrease in income tax benefit, partially offset by a $20.5 million increase in revenues and a $1.3 million decrease in reorganization items, net. The increase in revenues and expenses is primarily related to the inclusion of the operating results of NABCO for the full nine months ended September 30, 2012, as compared to the two months of operations reported in the nine months ended September 30, 2011, following our acquisition of NABCO on July 29, 2011. See “Segment Results of Operations” below for additional detail.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes decreased $4.7 million to $2.8 million for the nine months ended September 30, 2012, as compared to $7.5 million for the nine months ended September 30, 2011. The decrease is primarily related to a $4.0 million decrease in expenses and reorganization items, net and a $1.0 million decrease in income tax expense, partially offset by a $0.3 million decrease in revenues. See “Segment Results of Operations—Discontinued Operations” below for additional detail.

CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011.

(Dollars in the thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$50,537	$52,439
Investment securities, available for sale	5,497	4,991
Loans receivable, net	26,168	3,750
Loans held for sale, net	—	20,317
Trade and other receivables, net	4,678	4,112
Inventories	8,947	8,681
Intangible assets, net	5,139	6,978
Goodwill	18,180	18,180
Other assets	4,646	2,754
Assets of discontinued operations	3,237	20,816

TOTAL ASSETS	$127,029	$143,018

Lines of credit	$—	$5,116
Accrued expenses and other liabilities	4,512	5,916
Contingent consideration	3,822	3,597
Long-term debt	47,828	51,613
Common stock warrant liability	2,850	1,403
Liabilities of discontinued operations	10,387	11,536

TOTAL LIABILITIES	69,399	79,181
TOTAL SHAREHOLDERS’ EQUITY	57,630	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$127,029	$143,018

September 30, 2012 compared to December 31, 2011

General

As discussed further below, total assets decreased by $16.0 million, or 11.2%, to $127.0 million at September 30, 2012 from $143.0 million at December 31, 2011. Total liabilities decreased by $9.8 million, or 12.4%, to $69.4 million at September 30, 2012, from $79.2 million at December 31, 2011. Total shareholders’ equity decreased to $57.6 million at September 30, 2012, from $63.8 million at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $1.9 million to $50.5 million at September 30, 2012, from $52.4 million at December 31, 2011, excluding the $0.1 million included in assets of discontinued operations. The $1.9 million decrease was primarily due to cash expenses associated with the $7.8 million net loss for the nine months ended September 30, 2012, net repayments of $5.1 million on lines of credit, a $2.6 million purchase of corporate bonds with a par value of $6.2 million, repayments of $2.0 million on long-term debt, the repurchase of $1.8 million of the Company’s 9% notes payable (“Notes Payable”) for $1.4 million, and an increase of $0.3 million in loans receivable, net related to additional advances, net of repayments, on a secured revolving line of credit. These decreases in cash were partially offset by $12.7 million in cash proceeds received from the sale and collection of sub-performing and non-performing residential real estate loans held for sale, $1.9 million in proceeds from the collection of a note receivable, $2.6 million in net proceeds received from the sale of REO, and $1.4 million of principal collections on loans receivable, net.

Investment securities, available for sale

Investment securities, available for sale increased $0.5 million to $5.5 million at September 30, 2012, from $5.0 million at December 31, 2011. The increase was primarily due to an increase in unrealized holding gains of $0.3 million to $0.5 million, and $0.2 million of discount accretion on investments acquired at a discount.

During the nine months ended September 30, 2012, we purchased $6.2 million in corporate bonds for $2.6 million, which were converted to the issuer’s common stock when the company was reorganized exiting from bankruptcy. At September 30, 2012, there was no active market for the issuer’s common stock and our investment represented less than a 5.0% common ownership interest. Accordingly, the securities are carried at amortized cost and have been classified in other assets.

Loans receivable, net and loans held for sale, net

Loans receivable, net and loans held for sale, net together increased $2.1 million to $26.2 million at September 30, 2012, from $24.1 million at December 31, 2011. The increase was primarily due to advances, net of repayments, of $0.3 million under revolving lines of credit, an increase of $2.8 million related to the change in fair value of residential real estate loans held for sale prior to their reclassification to held for investment, and accretion of discount on loans receivable aggregating $0.5 million, partially offset by $1.4 million of principal collections on residential and commercial real estate loans.

Trade and other receivables, net

Trade and other receivables, net increased $0.6 million to $4.7 million at September 30, 2012, from $4.1 million at December 31, 2011. The increase is primarily related to higher sales activity.

Inventories

Inventories increased $0.2 million to $8.9 million at September 30, 2012, from $8.7 million at December 31, 2011, primarily due to normal seasonal fluctuations of inventory on hand. At September 30, 2012, inventories included $40 thousand of reserves for obsolete, damaged and slow-moving inventory, as compared to $0.3 million at December 31, 2011.

Intangible assets, net

Intangible assets, net decreased $1.9 million to $5.1 million at September 30, 2012, from $7.0 million at December 31, 2011. The decrease was due to the amortization of identifiable intangible assets during the nine months ended September 30, 2012. The identifiable intangible assets include product formulations, trademarks and trade names, customer relationships and domain names of NABCO and Cosmed.

Other assets

Other assets increased $1.8 million to $4.6 million at September 30, 2012, from $2.8 million at December 31, 2011. The increase is primarily related to $0.8 million of preferred stock of a privately-held company received as partial consideration from the sale of assets acquired from the foreclosure of a secured line of credit and credit-impaired term loan, the receipt of $1.9 million of common stock of a reorganized company in exchange for defaulted corporate bonds and a $0.2 million increase in accrued interest receivable, partially offset by the collection of an $0.8 million income tax refund and a $0.3 million decrease in other assets.

Lines of credit

Lines of credit decreased $5.1 million to zero at September 30, 2012, from $5.1 million at December 31, 2011. The decrease was the result of voluntary repayments on NABCO’s line of credit as a result of its strong operating performance in the nine months ended September 30, 2012.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $1.4 million to $4.5 million at September 30, 2012, from $5.9 million at December 31, 2011. The decrease is primarily attributable to a $2.0 million decrease in accrued operating expenses and trade payables, partially offset by a $0.3 million increase in accrued payroll and benefits, and a $0.3 million increase in rebates payable from increased sales at NABCO.

Contingent consideration

Contingent consideration increased $0.2 million to $3.8 million at September 30, 2012, from $3.6 million at December 31, 2011. An estimated liability for contingent consideration was recorded as a result of the NABCO acquisition. The former NABCO shareholders may earn contingent consideration of up to $4.0 million subject to the achievement of certain EBITDA milestones for the fiscal year ended December 31, 2012.

The estimated fair value of contingent consideration is based on our expectation about future operating results and includes assumptions related to discount rates and probabilities assigned to various profitability scenarios. Changes in the estimated fair value of contingent consideration are recorded in other income (expense) in the consolidated statements of operations.

Long-term debt

Long-term debt decreased $3.8 million to $47.8 million at September 30, 2012, from $51.6 million at December 31, 2011. The decrease was related to $0.6 million of principal repayments on NABCO’s term loan, $1.4 million of contractual principal repayments on NABCO’s seller notes and the purchase and the retirement of $1.8 million of Notes Payable.

Common stock warrant liability

Common stock warrant liability increased $1.5 million to $2.9 million at September 30, 2012, as compared to $1.4 million at December 31, 2011. The increase is primarily attributable to an increase in the underlying market price of our common stock. The common stock warrants are classified as a derivative liability and re-measured at fair value each reporting period using a lattice option pricing model.

Assets and liabilities of discontinued operations

Assets of discontinued operations decreased to $3.2 million at September 30, 2012, from $20.8 million at December 31, 2011. The $17.6 million decrease in assets is primarily due to the sale and collection of $12.3 million of residential real estate loans, net dispositions of $3.1 million of REO, the collection of a $1.9 million note receivable from the sale of assets, and a $0.1 million decrease in interest receivable on loans held for sale. Liabilities of discontinued operations decreased to $10.4 million at September 30, 2012, from $11.5 million at December 31, 2011. The $1.1 million decrease in liabilities is primarily related to a $0.7 million decrease in our repurchase reserve liability and a $0.3 million decrease in accrued expenses.

SEGMENT RESULTS OF OPERATIONS

The following table presents the financial results of our segments for the three months ended September 30, 2012 and 2011. Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Our fourth segment consists of our discontinued operations. Results of operations and other financial measures that are not included in our four primary segments are included in corporate and other in the tables below.

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2012
Net sales	$—	$10,203	$77	$—	$—	$10,280	$—	$10,280
Interest	1,202	—	—	287	(431)	1,058	3	1,061
Gain on loans held for sale	—	—	—	—	—	—	110	110
Other, net	—	—	—	—	—	—	569	569

Total revenues	1,202	10,203	77	287	(431)	11,338	682	12,020

Cost of goods sold	—	6,416	66	—	—	6,482	—	6,482
Selling, general and administrative	34	430	37	440	—	941	97	1,038
Compensation	—	623	59	1,557	—	2,239	—	2,239
Professional fees	1	158	17	1,383	—	1,559	1,137	2,696
Amortization of intangibles	—	587	18	—	—	605	—	605
Interest	270	276	59	838	(431)	1,012	—	1,012

Total expenses	305	8,490	256	4,218	(431)	12,838	1,234	14,072

Other income (expense)	80	(76)	—	(850)	—	(846)	—	(846)

Earnings (loss) before reorganization items, net and income taxes	977	1,637	(179)	(4,781)	—	(2,346)	(552)	(2,898)
Reorganization items, net	—	—	—	—	—	—	(210)	(210)

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	977	1,637	(179)	(4,781)	—	(2,346)	(342)	(2,688)
Income tax expense (benefit)	664	741	—	(1,465)	—	(60)	—	(60)

Net earnings (loss)	313	896	(179)	(3,316)	—	(2,286)	(342)	(2,628)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$313	$896	$(179)	$(3,316)	$—	$(2,286)	$(342)	$(2,628)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2011
Net sales	$—	$6,082	$227	$—	$—	$6,309	$—	$6,309
Interest	1,269	—	—	49	(294)	1,024	450	1,474
Gain on loans held for sale	—	—	—	—	—	—	205	205
Other, net	—	—	—	—	—	—	34	34

Total revenues	1,269	6,082	227	49	(294)	7,333	689	8,022

Cost of goods sold	—	3,530	242	—	—	3,772	—	3,772
Selling, general and administrative	(17)	240	77	1,198	—	1,498	283	1,781
Compensation	—	366	145	1,443	—	1,954	21	1,975
Professional fees	—	222	16	1,707	—	1,945	2,306	4,251
Amortization of intangibles	—	571	78	—	—	649	—	649
Interest	—	310	59	877	(294)	952	—	952

Total expenses	(17)	5,239	617	5,225	(294)	10,770	2,610	13,380

Other income (expense)	492	(47)	—	4,191	—	4,636	—	4,636

Earnings (loss) before reorganization items, net and income taxes	1,778	796	(390)	(985)	—	1,199	(1,921)	(722)
Reorganization items, net	—	—	—	63	—	63	—	63

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	1,778	796	(390)	(1,048)	—	1,136	(1,921)	(785)
Income tax expense (benefit)	54	317	—	(3,021)	—	(2,650)	621	(2,029)

Net earnings (loss)	1,724	479	(390)	1,973	—	3,786	(2,542)	1,244
Loss attributable to noncontrolling interest	—	—	(31)	—	—	(31)	—	(31)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,724	$479	$(359)	$1,973	$—	$3,817	$(2,542)	$1,275

Signature Special Situations

General

As discussed further below, Signature Special Situations generated net earnings of $0.3 million for the three months ended September 30, 2012, as compared to $1.7 million for the three months ended September 30, 2011. The $1.4 million decrease is primarily related to a $0.3 million increase in expenses, a $0.6 million increase in income tax expense and a $0.5 million decrease in revenues and other income (expense).

Our intention to sell the performing subprime residential real estate portfolio, classified in discontinued operations as reported in our SEC periodic filings for all periods as of and prior to the quarterly period ended March 31, 2012, formally changed to held for investment effective April 1, 2012, as management has the ability to hold, and does not expect to sell these loans for the foreseeable future. As a result, the reclassified loans, accrued interest receivable, interest income, change in market valuation allowance and loan servicing expenses directly associated with the loans have been reclassified from discontinued operations to Signature Special Situations for all periods presented.

Revenues and other income (expense)

Revenues and other income (expense) decreased $0.5 million to $1.3 million for the three months ended September 30, 2012, as compared to $1.8 million for the three months ended September 30, 2011. The decrease is primarily related to a $0.4 million decrease in change in market valuation allowance on loans held for sale and a $0.1 million decrease in interest income.

Expenses

Expenses increased $0.3 million to $0.3 million for the three months ended September 30, 2012, as compared to zero for the three months ended September 30, 2011. The increase is primarily related to a $0.3 million increase in interest expense on intercompany borrowings, which were not assessed in the prior period.

Income tax expense

Income tax expense increased $0.6 million to $0.7 million for the three months ended September 30, 2012, as compared to $0.1 million for the three months ended September 30, 2011. The increase is primarily related to intercompany tax allocations, which were not allocated in the prior period.

NABCO

General

NABCO’s results of operations have been consolidated into our consolidated results of operations from July 29, 2011 (the “NABCO Acquisition Date”). As further discussed below, for the three months ended September 30, 2012, NABCO generated net earnings of $0.9 million on $10.2 million in net sales. For the period from the NABCO Acquisition Date through September 30, 2011, NABCO generated net earnings of $0.5 million on $6.1 million in net sales.

Revenues, other income (expense) and gross margin

Revenues and other income (expense) from NABCO was $10.1 million, comprised primarily of $10.2 million of net sales, offset by $0.1 million of change in fair value of contingent consideration for the three months ended September 30, 2012. Revenue and other income (expense) from NABCO was $6.0 million, comprised primarily of $6.1 million of net sales, offset by $0.1 million of change in fair value of contingent consideration for the period from the NABCO Acquisition Date through September 30, 2011. The increase in revenues is generally due to twenty-eight additional days of operations in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

NABCO demonstrated solid organic growth in the seasonally strong third quarter, generating quarterly net sales of $10.2 million. The Company estimates that NABCO’s third quarter sales increased by approximately 11.7% compared to the same quarter in the prior year, after including estimated sales from July 1 to July 28, 2011, the period prior to the NABCO Acquisition Date. Historically, the second and third fiscal quarters are NABCO’s strongest due to increased circuit breaker sales activity during the summer season and associated weather conditions.

Gross margin was 37.1% during the third quarter of 2012, which was in line with NABCO’s gross margin in the first six months of 2012, along with the Company’s estimate of NABCO’s gross margin in the full third quarter of 2011.

Expenses

Total expenses at NABCO were $8.5 million for the three months ended September 30, 2012, comprised primarily of $6.4 million of costs of goods sold, $0.6 million of compensation expense, $0.6 million of amortization of intangibles, $0.3 million of interest expense, and $0.4 million in selling, general and administrative expenses. Total expenses at NABCO were $5.2 million for the period from the NABCO Acquisition Date through September 30, 2011, comprised primarily of $3.5 million in cost of goods sold, $0.3 million in interest expense, $0.4 million in compensation expense and $0.6 million in amortization of intangible assets. The increase in expenses is generally due to the additional twenty-eight days of operations in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Cosmed

General

Cosmed’s results of operations have been consolidated into our consolidated results of operations from February 18, 2011 (the “Cosmed Acquisition Date”). As discussed further below, for the three months ended September 30, 2012, Cosmed reported a net loss of $0.2 million, as compared to $0.4 million for the three months ended September 30, 2011. The $0.2 million decrease is primarily related to a $0.3 million decrease in expenses, partially offset by a $0.1 million decrease in net sales.

Revenues, other income (expense) and gross margin

Revenues decreased $0.1 million to $0.1 million for the three months ended September 30, 2012, as compared to $0.2 million for the three months ended September 30, 2011. The decrease is primarily related to a decrease in net sales as a result of Cosmed no longer selling through mass merchants. Gross margin during the quarter was 33.3% before the impact of inventory write-offs associated with expired inventory.

Expenses

Total expenses decreased $0.3 million to $0.3 million for the three months ended September 30, 2012, as compared to $0.6 million for the three months ended September 30, 2011. The decrease is primarily related to a $0.1 million reduction in cost of goods sold associated with reduced net sales, a $0.1 million decrease in compensation, and a $0.1 million decrease in amortization of intangibles.

Corporate and Other

General

As discussed further below, the net loss reported in corporate and other increased by $5.3 million to $3.3 million for the three months ended September 30, 2012, as compared to $2.0 million of net earnings for the three months ended September 30, 2011. The increase is primarily related to a $4.8 million decrease in revenues and other income (expense) and a $1.6 million decrease in income tax benefit, partially offset by a $1.0 million decrease in expenses.

Amounts included in corporate and other include interest income from intercompany loans, and corporate overhead costs, interest expense and other income (expense) not allocated to our operating segments.

Revenues and other income (expense)

Revenues and other income (expense) from corporate and other decreased $4.8 million to $0.6 million of net expense for the three months ended September 30, 2012, as compared to $4.2 million of net revenue for the three months ended September 30, 2011. The decrease is primarily related to a $3.6 million decrease in other income from the change in fair value of common stock warrant liability and a $1.4 million decrease in gain on sale of premises, partially offset by a $0.2 million increase in interest income related to intercompany loans.

Expenses

As discussed further below, total expenses decreased $1.0 million to $4.2 million for the three months ended September 30, 2012, as compared to $5.2 million for the three months ended September 30, 2011. The decrease is primarily related to an $0.8 million decrease in selling, general and administrative expenses and a $0.3 million decrease in professional fees, partially offset by a $0.1 million increase in compensation.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.8 million to $0.4 million for the three months ended September 30, 2012, as compared to $1.2 million for the three months ended September 30, 2011. The $0.8 million decrease is primarily attributable to a $0.5 million decrease in external management fees following the termination of the management agreement with Signature Credit Advisors (“SCA Management Agreement”) in the third quarter of 2011, and a $0.2 million decrease in information technology expenses.

Compensation

Compensation expense increased $0.2 million to $1.6 million for the three months ended September 30, 2012, as compared to $1.4 million for the three months ended September 30, 2011. The increase is primarily related to an increase in personnel and the associated salaries and benefits of $0.2 million, due to the direct hiring of executives and employees in connection with the termination of the SCA Management Agreement and a $0.1 million increase in share-based compensation expense associated with awards of our common stock to independent directors, executive officers and employees under the Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Compensation Plan (the “Incentive Plan”), partially offset by a $0.2 million decrease in accrued bonus expense.

Professional fees

Professional fees decreased $0.3 million to $1.4 million for the three months ended September 30, 2012, as compared to $1.7 million for the three months ended September 30, 2011. The decrease is primarily related to a $0.6 million decrease in general corporate legal and compliance expenses associated with our efforts to complete delinquent SEC periodic filing reports and a $0.4 million decrease in transaction costs, partially offset by $0.6 million of costs related to the Company’s 2012 annual meeting of shareholders (the “Annual Meeting”) and the related proxy contest.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the assets, liabilities, businesses and operations that were sold or discontinued by Fremont prior to the date of emergence from Chapter 11 bankruptcy proceedings, excluding certain assets transferred to continuing operations. In accordance with FASB ASC 205-20, Presentation of Financial Statements—Discontinued Operations, earnings (loss) from discontinued operations, net of income taxes and the net loss on disposal of discontinued operations are reported in the consolidated statements of operations after earnings (loss) from continuing operations for all periods presented.

General

As discussed further below, loss from discontinued operations, net of income taxes decreased $2.2 million to $0.3 million for the three months ended September 30, 2012, as compared to $2.5 million for the three months ended September 30, 2011. The decrease is primarily related to a $1.6 million decrease in expenses and reorganization items, net, and a $0.6 million decrease in income tax expense.

Revenues and other, net

As discussed further below, revenues and other, net from discontinued operations remained unchanged at $0.7 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Although total revenues and other, net remained unchanged between the periods, interest income decreased $0.4 million and gain on loans held for sale decreased $0.1 million, partially offset by a $0.5 million increase in other, net during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Gain on loans held for sale

Gain on loans held for sale decreased $0.1 million to a $0.1 million for the three months ended September 30, 2012, as compared to $0.2 million for the three months ended September 30, 2011. The decrease is primarily related to a $0.2 million increase in provision for market valuation allowance on loans held for sale and a $0.2 million decrease in gains on the sales of loans held for sale, partially offset by a $0.3 million reversal of provision for the repurchase reserve. Changes in the market valuation allowance on loans held for sale is primarily related to delinquency migration.

Other, net

Other, net increased $0.5 million to $0.6 million for the three months ended September 30, 2012, as compared to $34 thousand for the three months ended September 30, 2011. The increase in other, net is primarily due to a $0.4 million increase in settlement payments received related to our plaintiff actions, net of settlement payments paid related to our defensive actions.

Expenses and reorganization items, net

Expenses and reorganization items, net decreased $1.6 million to $1.0 million for the three months ended September 30, 2012, as compared to $2.6 million for the three months ended September 30, 2011. The decrease in expenses and reorganization items, net is primarily related to a $1.2 million decrease in professional fees, a $0.2 million decrease in selling, general and administrative expenses, and a $0.2 million decrease in reorganization items, net, as discussed further below.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.2 million to $0.1 million for the three months ended September 30, 2012, as compared to $0.3 million for the three months ended September 30, 2011. The decrease is primarily related to a reduction of overall activities in discontinued operations, particularly information technology expenses.

Professional fees

Professional fees decreased $1.2 million to $1.1 million for the three months ended September 30, 2012, as compared to $2.3 million for the three months ended September 30, 2011. The decrease is primarily related to a reduction of overall litigation activities as a result of litigation case settlements and dismissals.

Reorganization items, net

Reorganization items, net decreased $0.2 million to a net $0.2 million recovery of reorganization expenses for the three months ended September 30, 2012, as compared to zero for the three months ended September 30, 2011. The decrease is primarily related to recoveries of litigation reserves associated with the bankruptcy proceeding.

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2012
Net sales	$—	$27,107	$332	$—	$—	$27,439	$—	$27,439
Interest	3,624	—	—	733	(1,158)	3,199	172	3,371
Gain on loans held for sale	—	—	—	—	—	—	1,597	1,597
Other, net	—	—	—	—	—	—	(199)	(199)

Total revenues	3,624	27,107	332	733	(1,158)	30,638	1,570	32,208

Cost of goods sold	—	16,870	284	—	—	17,154	—	17,154
Selling, general and administrative	81	1,030	137	1,434	—	2,682	719	3,401
Compensation	—	1,715	118	4,641	—	6,474	21	6,495
Professional fees	27	653	44	4,721	—	5,445	3,685	9,130
Amortization of intangibles	—	1,760	55	—	—	1,815	—	1,815
Interest	680	898	192	2,571	(1,158)	3,183	—	3,183

Total expenses	788	22,926	830	13,367	(1,158)	36,753	4,425	41,178

Other income (expense)	2,486	(225)	(2)	(1,051)	—	1,208	—	1,208

Earnings (loss) before reorganization items, net and income taxes	5,322	3,956	(500)	(13,685)	—	(4,907)	(2,855)	(7,762)
Reorganization items, net	—	—	—	80	—	80	(102)	(22)

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	5,322	3,956	(500)	(13,765)	—	(4,987)	(2,753)	(7,740)
Income tax expense (benefit)	696	1,668	3	(2,342)	—	25	—	25

Net earnings (loss)	4,626	2,288	(503)	(11,423)	—	(5,012)	(2,753)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,626	$2,288	$(503)	$(11,423)	$—	$(5,012)	$(2,753)	$(7,765)

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2011
Net sales	$—	$6,082	$1,067	$—	$—	$7,149	$—	$7,149
Interest	3,180	—	—	117	(339)	2,958	1,227	4,185
Gain on loans held for sale	—	—	—	—	—	—	249	249
Other, net	—	—	—	—	—	—	387	387

Total revenues	3,180	6,082	1,067	117	(339)	10,107	1,863	11,970

Cost of goods sold	—	3,530	763	—	—	4,293	—	4,293
Selling, general and administrative	(48)	240	693	3,211	—	4,096	2,005	6,101
Compensation	—	366	366	2,264	—	2,996	977	3,973
Professional fees	—	222	78	4,180	—	4,480	5,351	9,831
Amortization of intangibles	—	571	181	—	—	752	—	752
Interest	—	310	143	2,632	(339)	2,746	—	2,746

Total expenses	(48)	5,239	2,224	12,287	(339)	19,363	8,333	27,696

Other income (expense)	1,117	(47)	281	4,864	—	6,215	—	6,215

Earnings (loss) before reorganization items, net and income taxes	4,345	796	(876)	(7,306)	—	(3,041)	(6,470)	(9,511)
Reorganization items, net	—	—	—	1,388	—	1,388	—	1,388

Earnings (loss) before income taxes and loss attributable to noncontrolling interest	4,345	796	(876)	(8,694)	—	(4,429)	(6,470)	(10,899)
Income tax expense (benefit)	60	317	—	(3,139)	—	(2,762)	1,048	(1,714)

Net earnings (loss)	4,285	479	(876)	(5,555)	—	(1,667)	(7,518)	(9,185)
Loss attributable to noncontrolling interest	—	—	(93)	—	—	(93)	—	(93)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,285	$479	$(783)	$(5,555)	$—	$(1,574)	$(7,518)	$(9,092)

Signature Special Situations

General

As discussed further below, Signature Special Situations generated net earnings of $4.6 million for the nine months ended September 30, 2012, as compared to $4.3 million for the nine months ended September 30, 2011. The $0.3 million increase is primarily related to a $1.8 million increase in revenues and other income (expense), partially offset by an $0.8 million increase in expenses and a $0.6 million increase in income tax expense.

Revenues and other income (expense)

Revenues and other income (expense) increased $1.8 million to $6.1 million for the nine months ended September 30, 2012, as compared to $4.3 million for the nine months ended September 30, 2011. The increase is primarily related to a $1.8 million increase in change in market valuation allowance on loans held for sale, a $0.4 million increase in interest income, and a $0.2 million increase in discount recognized on payoff of loans receivable, net, partially offset by a $0.6 million loss on a defaulted investment security, available for sale.

The change in the market valuation allowance on loans held for sale relates to fair value adjustments made to the loans when they were classified as held for sale and carried at fair value. The increase in interest income is the result of an increase in average interest-earning assets to $38.8 million for the nine months ended September 30, 2012, as compared to $31.0 million for the nine months ended September 30, 2011, and discount accretion following the reclassification of the residential real estate loans to held for investment on April 1, 2012. The discount, or difference between the unpaid principal balance and carrying value on the reclassification date, is recognized in interest income as a yield adjustment. When a loan with a discount pays off, the unamortized discount is recognized in other income (expense) in the consolidated statements of operations.

Expenses

Expenses increased $0.8 million to $0.8 million for the nine months ended September 30, 2012, as compared to zero for the nine months ended September 30, 2011. The increase is primarily related to a $0.7 million increase in interest expense on intercompany borrowings, which was not assessed in the prior period and a $0.1 million increase in loan servicing costs and advances.

NABCO

General

NABCO’s results of operations have been consolidated into the Company’s consolidated results of operations from the NABCO Acquisition Date. As discussed further below, for the nine months ended September 30, 2012, NABCO generated net earnings of $2.3 million on $27.1 million in net sales. For the period from the NABCO Acquisition Date through September 30, 2011, NABCO generated net earnings of $0.5 million on $6.1 million in net sales.

Revenues, other income (expense) and gross margin

Revenues and other income (expense) from NABCO was $26.9 million, comprised primarily of $27.1 million of net sales, offset by $0.2 million of change in fair value of contingent consideration for the nine months ended September 30, 2012, as compared to $6.1 million in net sales and a $47 thousand change in fair value of contingent consideration for the nine months ended September 30, 2011. The increase in revenues is generally due to reporting a full nine months of operations in the nine months ended September 30, 2012, as compared to the two months of operations reported in the nine months ended September 30, 2011, as NABCO operated as a stand alone business prior to the NABCO Acquisition Date.

We estimate that NABCO’s net sales increased by approximately $3.1 million, or 13.1% for the nine months ended September 30, 2012 compared to the same period in the prior year when NABCO operated primarily as a privately-held, stand-alone business.

NABCO’s gross margin was 37.8% for the nine months ended September 30, 2012, which was in line with management’s expectations.

Expenses

Total expenses were $22.9 million for the nine months ended September 30, 2012, comprised primarily of $16.9 million of costs of goods sold, $1.0 million in selling, general and administrative expenses, $1.7 million of compensation expense, $0.7 million of professional fees, $1.8 million of amortization of intangibles and $0.9 million of interest expense. Total expenses were $5.2 million for the period from the NABCO Acquisition Date through September 30, 2011, comprised primarily of $3.5 million in cost of goods sold, $0.2 million in selling, general and administrative expenses, $0.4 million in compensation expense, $0.2 million in professional fees, $0.6 million in amortization of intangible assets and $0.3 million in interest expense. The increase in expenses is generally due to reporting a full nine months of operations in the nine months ended September 30, 2012, as compared to the two months of operations reported in the nine months ended September 30, 2011.

Cosmed

General

Cosmed’s results of operations have been consolidated into the Company’s consolidated results of operations from the Cosmed Acquisition Date. As discussed further below, for the nine months ended September 30, 2012, Cosmed reported a net loss of $0.5 million, as compared to $0.8 million for the period from the Cosmed Acquisition Date to September 30, 2011. The $0.3 million decrease in loss is primarily related to a $1.4 million decrease in expenses, offset by a $1.0 million decrease in revenues and other income (expense) and a $0.1 million decrease in loss attributable to minority interest.

Revenues and other income (expense)

Revenues and other income (expense) decreased $1.0 million to $0.3 million for the nine months ended September 30, 2012, as compared to $1.3 million for the period from the Cosmed Acquisition Date to September 30, 2011. The decrease is primarily related to a $0.7 million decrease in net sales, as a result of Cosmed no longer focusing on sales through mass merchants, and a $0.3 million decrease in other income (expense).

Expenses

Total expenses decreased $1.4 million to $0.8 million for the nine months ended September 30, 2012, as compared to $2.2 million for the period from the Cosmed Acquisition Date to September 30, 2011. The decrease is primarily related to a $0.4 million decrease in cost of goods sold and a $0.5 million decrease in selling, general and administrative expenses associated with reduced net sales, a $0.2 million decrease in compensation expense associated with the restructuring of compensation arrangements with senior management and a $0.1 million decrease in amortization of intangibles for the nine months ended September 30, 2012.

Corporate and Other

General

As discussed further below, the net loss reported in corporate and other increased by $5.8 million to $11.4 million for the nine months ended September 30, 2012, as compared to $5.6 million for the nine months ended September 30, 2011. The increase is primarily related to a $1.1 million increase in expenses, a $5.3 million decrease in revenues and other income (expense) and an $0.8 million decrease in income tax benefit, partially offset by a $1.3 million decrease in reorganization items, net.

Amounts included in corporate and other include interest income from intercompany loans, and corporate overhead costs, interest expense and other income (expense) not allocated to our operating segments.

Revenues and other income (expense)

Revenues and other income (expense) from corporate and other decreased $5.3 million to $0.3 million of net expenses for the nine months ended September 30, 2012, as compared to $5.0 million of net revenues for the nine months ended September 30, 2011. The decrease is primarily related to a $5.0 million change in fair value of common stock warrant liability, which was largely driven by the increase in the closing market price of our common stock.

Expenses

As discussed further below, total expenses increased $1.1 million to $13.4 million for the nine months ended September 30, 2012, as compared to $12.3 million for the nine months ended September 30, 2011. The increase is primarily related to a $2.3 million increase in compensation expense and a $0.5 million increase in professional fees, partially offset by a $1.8 million decrease in selling, general and administrative expenses.

Selling, general and administrative

Selling, general and administrative expenses decreased by $1.8 million to $1.4 million for the nine months ended September 30, 2012, as compared to $3.2 million for the nine months ended September 30, 2011. The decrease is primarily related to the termination of the SCA Management Agreement in the third quarter of 2011.

Compensation

Compensation expense increased $2.3 million to $4.6 million for the nine months ended September 30, 2012, as compared to $2.3 million for the nine months ended September 30, 2011. The increase is primarily related to an increase in personnel and associated salaries and benefits of $1.6 million due to the direct hiring of executives and employees in connection with the termination of the SCA Management Agreement during the third quarter of 2011. For the nine months ended September 30, 2011, the Company had limited personnel as the Company was managed by an external management company. Additionally, there was an increase in share-based compensation expense of $0.7 million, associated with awards of our common stock to independent directors, executive officers and employees.

Professional fees

Professional fees increased $0.5 million to $4.7 million for the nine months ended September 30, 2012, as compared to $4.2 million for the nine months ended September 30, 2011. The increase is primarily related to $1.6 million of costs related to the Annual Meeting and the related proxy contest, partially offset by a $1.1 million decrease in general corporate legal expense and compliance expenses associated with our efforts to complete delinquent SEC periodic filing reports.

Discontinued Operations

General

As discussed further below, loss from discontinued operations, net of income taxes decreased $4.7 million to $2.8 million for the nine months ended September 30, 2012, as compared to $7.5 million for the nine months ended September 30, 2011. The decrease is primarily related to a $3.9 million decrease in expenses and a $1.0 million decrease in income tax expense, partially offset by a $0.3 million decrease in total revenues.

Revenues

Total revenues from discontinued operations decreased $0.3 million to $1.6 million for the nine months ended September 30, 2012, as compared to $1.9 million for the nine months ended September 30, 2011. As discussed further below, the decrease is primarily related to a $1.0 million decrease in interest income and a $0.6 million decrease in other, net, partially offset by a $1.3 million increase in gain on loans held for sale.

Interest income

Interest income decreased $1.0 million to $0.2 million for the nine months ended September 30, 2012, as compared to $1.2 million for the nine months ended September 30, 2011. The decrease is primarily related to the sale of substantially all of our non-performing residential real estate loans in 2012.

Gain on loans held for sale

Gain on loans held for sale increased $1.3 million to $1.6 million for the nine months ended September 30, 2012, as compared to $0.3 million for the nine months ended September 30, 2011. The increase is primarily related to a $1.1 million increase in gain on sales of loans and an $0.8 million reversal of provision for the repurchase reserve, partially offset by a $0.5 million decrease in market valuation adjustments on loans held for sale.

Other, net

Other, net decreased by $0.6 million to a $0.2 million net expense for the nine months ended September 30, 2012, as compared to $0.4 million of net revenues for the nine months ended September 30, 2011. The decrease is primarily related to a $0.2 million decrease in gains on commercial real estate investments, a $0.1 million decrease in legal settlement payments received under our plaintiff actions, net of legal settlement payments made under our defensive actions, a $0.3 million decrease in cash payments received on residual interests in securitization transactions and a $0.2 million decrease in miscellaneous income, partially offset by a $0.3 million increase in income from REO.

Expenses

Expenses decreased $3.9 million to $4.4 million for the nine months ended September 30, 2012, as compared to $8.3 million for the nine months ended September 30, 2011. As discussed further below, the decrease in expenses is primarily related to a $1.3 million decrease in selling, general and administrative expenses, a $1.0 million decrease in compensation and a $1.7 million decrease in professional fees.

Selling, general and administrative

Selling, general and administrative expenses decreased $1.3 million to $0.7 million for the nine months ended September 30, 2012, as compared to $2.0 million for the nine months ended September 30, 2011. The decrease is primarily related to a $1.0 million decrease in information technology expenses, due to reductions in personnel, office space and operating activities associated with discontinued operations, and a $0.2 million decrease in other loan related expenses.

Compensation

Compensation expense decreased $1.0 million to $21 thousand for the nine months ended September 30, 2012, as compared to $1.0 million for the nine months ended September 30, 2011. The decrease in compensation is primarily related to reductions in personnel associated with previously disposed businesses and reduced operations related to other discontinued business activities.

Professional fees

Professional fees decreased $1.7 million to $3.7 million for the nine months ended September 30, 2012, as compared to $5.4 million for the nine months ended September 30, 2011. The decrease is primarily related to a reduction of overall litigation activities as a result of litigation case settlements and dismissals.

SEGMENT FINANCIAL CONDITION

The following tables present the assets and liabilities of our segments as of September 30, 2012 and December 31, 2011. The corporate and other segment does not meet the definition of a segment as it contains parent company assets and liabilities that are not allocated to operating segments.

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
September 30, 2012
Cash and cash equivalents	$3,071	$522	$36	$46,908	$—	$50,537	$111
Investment securities, available for sale	5,497	—	—	—	—	5,497	—
Loans receivable, net	26,168	—	—	—	—	26,168	—
Trade and other receivables, net	—	4,632	7	39	—	4,678	—
Inventories	—	8,238	709	—	—	8,947	—
Intangible assets, net	—	4,924	215	—	—	5,139	—
Goodwill	—	17,780	400	—	—	18,180	—
Deferred tax assets	—	—	—	2,437	(2,437)	—	—
Loans held for sale, net	—	—	—	—	—	—	93
Real estate owned, net	—	—	—	—	—	—	870
Intercompany receivable	6,874	—	—	22,918	(29,792)	—	—
Other assets	3,701	577	8	4,164	(3,804)	4,646	2,163

Total assets	$45,311	$36,673	$1,375	$76,466	$(36,033)	$123,792	$3,237

Lines of credit	$—	$—	$—	$—	$—	$—	$—
Accrued expenses and other liabilities	7	5,395	42	2,861	(3,804)	4,501	2,637
Contingent consideration	—	3,822	—	—	—	3,822	—
Long-term debt	—	10,582	—	37,246	—	47,828	—
Common stock warrant liability	—	—	—	2,850	—	2,850	—
Repurchase reserve	—	—	—	—	—	—	7,750
Deferred tax liabilities	1,133	1,315	—	—	(2,437)	11	—
Intercompany payable	22,110	4,425	2,467	790	(29,792)	—	—

Total liabilities	$23,250	$25,539	$2,509	$43,747	$(36,033)	$59,012	$10,387

	Continuing Operations
(Dollars in thousands)	Signature Special Situations	NABCO	Cosmed	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2011
Cash and cash equivalents	$2,316	$2,168	$83	$47,872	$—	$52,439	$117
Investment securities, available for sale	4,991	—	—	—	—	4,991	—
Loans receivable, net	1,877	—	—	1,873	—	3,750	—
Loans held for sale, net	20,317	—	—	—	—	20,317	12,116
Trade and other receivables, net	—	4,073	13	26	—	4,112	—
Inventories	—	7,752	929	—	—	8,681	—
Intangible assets, net	—	6,708	270	—	—	6,978	—
Goodwill	—	17,780	400	—	—	18,180	—
Deferred tax assets	—	—	—	1,996	(1,996)	—	—
Real estate owned, net	—	—	—	—	—	—	3,966
Intercompany receivable	5,165	14	—	10,688	(15,867)	—	—
Other assets	675	933	40	2,026	(920)	2,754	4,617

Total assets	$35,341	$39,428	$1,735	$64,481	$(18,783)	$122,202	$20,816

Lines of credit	$—	$5,116	$—	$—	$—	$5,116	$—
Accrued expenses and other liabilities	109	3,077	174	3,395	(920)	5,835	3,036
Contingent consideration	—	3,597	—	—	—	3,597	—
Long-term debt	—	12,613	—	39,000	—	51,613	—
Common stock warrant liability	—	—	—	1,403	—	1,403	—
Repurchase reserve	—	—	—	—	—	—	8,500
Deferred tax liabilities	—	2,077	—	—	(1,996)	81	—
Intercompany payable	9,302	4,102	2,193	270	(15,867)	—	—

Total liabilities	$9,411	$30,582	$2,367	$44,068	$(18,783)	$67,645	$11,536

Signature Special Situations

As discussed further below, at September 30, 2012, Signature Special Situations had $45.3 million in total assets and $23.3 million in total liabilities compared to $35.3 million in total assets and $9.4 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents increased $0.8 million to $3.1 million at September 30, 2012, from $2.3 million at December 31, 2011. The increase was primarily related to the collection of $1.2 million and $2.2 million, respectively, of principal and interest on loans receivable, partially offset by the purchase of $2.6 million of investment securities, available for sale, $0.3 million in net advances on loans receivable, net, and the repayment of $0.3 million of intercompany payables.

Investment securities, available for sale

Investment securities, available for sale increased $0.5 million to $5.5 million at September 30, 2012, from $5.0 million at December 31, 2011. The increase was primarily due to an increase in unrealized holding gains of $0.3 million to $0.5 million, and $0.2 million of discount accretion, or noncash interest income, on the investments acquired at a discount.

During the nine months ended September 30, 2012, we purchased $6.2 million in corporate bonds for $2.6 million, which were converted to common stock when the debtor was reorganized exiting from bankruptcy. At September 30, 2012, there was no active market for the issuer’s common stock and our investment represented less than a 5.0% common ownership interest. Accordingly, the securities are carried at amortized cost and have been classified in other assets.

Loans receivable, net and loans held for sale, net

Together, loans receivable, net and loans held for sale, net increased $2.1 million to $26.2 million at September 30, 2012, from $24.1 million at December 31, 2011. The increase was primarily due to advances, net of repayments, of $0.3 million under revolving lines of credit, an increase of $2.8 million related to the change in fair value of residential real estate loans held for sale prior to their reclassification to held for investment and accretion of discount on loans receivable aggregating $0.5 million, partially offset by $1.4 million of principal collections on residential and commercial real estate loans.

The average yield on the loans receivable, net and loans held for sale, net, computed as annualized interest income divided by average carrying value of the loans, was 13.1% for the nine months ended September 30, 2012, as compared to 13.4% for the nine months ended September 30, 2011.

On March 30, 2012, the original debtor under our purchased credit-impaired commercial term loan surrendered all of its assets serving as collateral securing the obligations owed to us, including trade receivables, equipment, inventories, and other operating assets, in full satisfaction of the obligations owed to us. Simultaneous with the asset surrender, we sold all of the assets to a new company majority-owned and controlled by the founder of the business of the original debtor and certain members of management. In connection with the sale of assets, we provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and $0.5 million of contingent consideration should certain pretax income targets be achieved.

Other assets

Other assets increased $3.0 million to $3.7 million at September 30, 2012, from $0.7 million at December 31, 2011. The increase is primarily related to $0.8 million of preferred stock of a privately-held company received as partial consideration from the sale of foreclosed assets and the receipt of $1.9 million of common stock of a reorganized company received in exchange for defaulted corporate bonds.

Intercompany receivables and payables

Intercompany receivables totaled $6.9 million at September 30, 2012, up from $5.2 million at December 31, 2011. The balance primarily relates to $4.4 million due from NABCO, bearing interest at 10.00% per annum, and $2.5 million due from Cosmed, bearing interest at rates ranging from 10.00% to 12.00% per annum. Intercompany payables totaled $22.1 million at September 30, 2012, as compared to $9.3 million at December 31, 2011. The balance relates to $22.1 million due to parent, at a 5.00% interest rate per annum, to fund its operations. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

NABCO

NABCO’s assets and liabilities have been consolidated into the Company’s consolidated balance sheets from the NABCO Acquisition Date. Total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill of $17.8 million. As discussed further below, at September 30, 2012, NABCO had $36.7 million in total assets and $25.5 million in total liabilities compared to $39.4 million in total assets and $30.6 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $1.7 million to $0.5 million at September 30, 2012, from $2.2 million at December 31, 2011. The decrease primarily relates to $5.1 million of net repayments under their line of credit facility and $2.0 million of principal payments on long-term debt, partially offset by an increase in cash related to NABCO’s $2.3 million of net earnings.

Trade and other receivables

Trade and other receivables increased $0.5 million to $4.6 million at September 30, 2012, from $4.1 million at December 31, 2011. The increase primarily relates to higher sales activity.

Inventories

Inventories increased $0.4 million to $8.2 million at September 30, 2012, from $7.8 million at December 31, 2011. The increase primarily relates to the build-up of inventory in the stronger second and third quarters as well as a new product introduction.

Intangible assets, net

Intangible assets, net decreased $1.8 million to $4.9 million at September 30, 2012, from $6.7 million at December 31, 2011. The decrease relates to amortization of customer relationships and trade names.

Lines of credit

Lines of credit decreased $5.1 million to zero at September 30, 2012, from $5.1 million at December 31, 2011. The decrease was the result of voluntary repayments on NABCO’s line of credit as a result of their strong operating performance in the nine months ended September 30, 2012.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $2.3 million to $5.4 million at September 30, 2012, from $3.1 million at December 31, 2011. The increase is primarily related to a $2.1 million increase in income taxes payable. Under a tax allocation agreement between NABCO and Signature, NABCO’s income taxes are computed as though it was a stand-alone entity. Computed income taxes payable under the agreement are payable to Signature, which records a corresponding receivable in corporate and other that is eliminated in consolidation.

Long-term debt

Long-term debt decreased $2.0 million to $10.6 million at September 30, 2012, from $12.6 million at December 31, 2011. The decrease is related to principal amortization payments on the term loan and seller notes.

Cosmed

Cosmed’s assets and liabilities have been consolidated into the Company’s consolidated balance sheets from the Cosmed Acquisition Date. The total purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, resulting in goodwill of $0.4 million. At September 30, 2012, Cosmed had $1.4 million of total assets and $2.5 million in total liabilities, as compared to $1.7 million in assets and $2.4 million in total liabilities at December 31, 2011. The decrease in assets is primarily related to reductions in inventory levels, while the increase in liabilities is primarily related to a $0.1 million decrease in accrued expenses and other liabilities, partially offset by a $0.3 million increase in intercompany payable.

Corporate and Other

As discussed further below, at September 30, 2012, corporate and other had $76.5 million in total assets and $43.7 million in total liabilities, as compared to $64.5 million in total assets and $44.1 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $1.0 million to $46.9 million at September 30, 2012, from $47.9 million at December 31, 2011. The decrease was primarily due to the payment of expenses associated with the segment’s $11.4 million loss and the $5.0 million loss from discontinued operations, net of income taxes for the nine months ended September 30, 2012 and the retirement of $1.8 million of Notes Payable, partially offset by $12.7 million in cash proceeds received from the sale of substantially all of our sub-performing and non-performing residential real estate loans held for sale, $1.9 million in proceeds from the collection of a note receivable and $2.6 million in net proceeds received from the sale of REO. Excess cash generated from discontinued operations, after payment of expenses, is transferred to continuing operations each period.

Intercompany receivables and payable

Intercompany receivables totaled $22.9 million at September 30, 2012, as compared to $10.7 million at December 31, 2011. The balance primarily relates to a $22.1 million intercompany note due from Signature Special Situations bearing interest at 5.00% per annum. Intercompany payables totaled $0.8 million at September 30, 2012, as compared to $0.3 million at December 31, 2011. The intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets increased $2.2 million to $4.2 million at September 30, 2012, from $2.0 million at December 31, 2011. The increase is primarily related to an increase in income taxes receivable related to NABCO’s income tax payable.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $0.5 million to $2.9 million at September 30, 2012, from $3.4 million at December 31, 2011. The decrease is primarily related to a $2.0 million decrease in accrued operating expenses, partially offset by a $0.7 million increase in accrued compensation and a $0.5 million increase in other liabilities.

Long-term debt

Long-term debt decreased $1.8 million to $37.2 million at September 30, 2012, from $39.0 million at December 31, 2011. The decrease is attributable to the purchase and retirement of Notes Payable in an open market trade.

Common stock warrant liability

Common stock warrant liability increased $1.5 million to $2.9 million at September 30, 2012, from $1.4 million at December 31, 2011. The increase is primarily related to an increase in the share price of our common stock.

Discontinued Operations

As discussed further below, at September 30, 2012, our discontinued operations had $3.2 million in total assets and $10.4 million in total liabilities, as compared to $20.8 million in total assets and $11.5 million in total liabilities at December 31, 2011.

Loans held for sale, net

In April 2012, the Company reclassified $23.0 million of performing loans held for sale to loans receivable, net in continuing operations. Loans held for sale, net decreased $12.0 million to $0.1 million at September 30, 2012, from $12.1 million at December 31, 2011. The decrease is primarily related to the sale of substantially all of the non-performing loans. At September 30, 2012, loans held for sale, net is comprised of one non-performing loan.

Real estate owned, net

REO decreased $3.1 million to $0.9 million at September 30, 2012, from $4.0 million at December 31, 2011. The $3.1 million decrease is primarily related to sales of REO aggregating $2.0 million, additional valuation write downs of $0.7 million and $0.4 million in net REO rescissions during the nine months ended September 30, 2012. REO includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at net realizable value at acquisition date. REO decreased to eight properties at September 30, 2012, as compared to twenty-nine properties at December 31, 2011.

Other assets

Other assets decreased $2.2 million to $2.2 million at September 30, 2012, from $4.4 million at December 31, 2011. The decrease primarily related to the collection of a $1.9 million note receivable related to the previous sale of commercial real estate investments and a $0.1 million decrease in accrued interest receivable on loans held for sale.

Accrued expenses and other liabilities

Accrued expenses and other liabilities decreased $0.4 million to $2.6 million, from $3.0 million at December 31, 2011. The decrease is primarily related to a $0.3 million decrease in accrued operating expenses from decreased professional fees.

Repurchase reserve

The repurchase reserve decreased $0.7 million to $7.8 million at September 30, 2012, from $8.5 million at December 31, 2011. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties FIL provided to counterparties that purchased the residential real estate loans it originated, predominantly from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, origination vintage, aging of repurchase claims, prior investor settlements and actual loss experience. The decrease is based on a decrease in management’s estimate of potential losses, based on the number and amount of new repurchase claims and the aging of existing claims.

Outstanding claims totaled approximately $101.7 million at September 30, 2012 and December 31, 2011. There have been no new claims or settlements since June 2011.

NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows (or equivalent statements); or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP. EBITDA and Adjusted EBITDA are presented and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations because management believes they enhance the understanding of the financial performance of certain of the Company’s operating segments by investors and lenders. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as indicators of operating performance. EBITDA and Adjusted EBITDA are primary performance measurements used by our senior management and the Company’s Board of Directors (“Board”) to evaluate certain operating results.

We calculate EBITDA and Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items. These items are identified below in the reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA. Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies; therefore, they may not be comparable to other companies.

The following table presents our reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA for NABCO and Cosmed for the three and nine months ended September 30, 2012:

	NABCO		Cosmed
(Dollars in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net earnings (loss)	$896	$2,288	$(179)	$(503)
Plus:
Interest	276	898	59	192
Taxes	741	1,668	—	3
Depreciation	16	45	1	4
Amortization of intangibles	587	1,760	18	55

EBITDA	2,516	6,659	(101)	(249)
Adjustments:
Change in fair value of contingent consideration	76	225	—	—
Reversal of accrued compensation	—	—	—	(95)

Adjusted EBITDA	$2,592	$6,884	$(101)	$(344)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

Our primary sources of liquidity are cash and cash equivalents and investment securities, available for sale. Additionally, Signature has alternative sources of liquidity available to fund its business and operations including, but not limited to, funds generated from implementing its business strategy described below, borrowings from third party lenders, and debt and equity offerings.

Within continuing operations, we have three operating segments: Signature Special Situations, NABCO and Cosmed. Sources of liquidity from NABCO and Cosmed include cash flows from operations and borrowings from third party lenders, secured by the assets or cash flow of the operating businesses. Sources of liquidity from Signature Special Situations include principal and interest collections from residential real estate loans, senior secured and junior secured debt financing, as well as sales and collections of corporate bonds, trade claims, and other structured debt instruments. Sources of liquidity from discontinued operations include the liquidation of loans held for sale, through whole loan sales, payoffs and principal collections, sales of REO properties, sales of commercial real estate investments and collections from subordinated securities and residual interests from Fremont’s prior loan securitization activities.

During the nine months ended September 30, 2012, our sources of liquidity included $12.7 million in net cash proceeds received from the sale of non-performing first lien residential real estate loans held for sale in whole loan sale transactions in March, June and July with an aggregate carrying value of $11.7 million. In May 2012, we received proceeds of $0.3 million from the sale of charged off second lien residential real estate loans. Additional liquidity was generated from $3.3 million from collections of principal and interest on loans receivable and investment securities, available for sale, and $2.6 million in net proceeds from the sale of REO.

Our use of liquidity included the utilization of capital pursuant to our business strategy. Within Signature Special Situations, we purchased corporate bonds with a par value of $6.2 million for $2.6 million during the nine months ended September 30, 2012. Additionally, Signature Special Situations advanced $0.3 million, net of repayments, on a secured revolving line of credit. Other uses of liquidity during the nine months ended September 30, 2012 include $1.4 million used to purchase and retire $1.8 million of Notes Payable, the repayment of lines of credit and long-term debt totaling $7.1 million, and operating expenses associated with the management of our businesses, including the assets and liabilities of discontinued operations, professional fees and related expenses associated with reorganization, litigation, interest payments on the Notes Payable and lines of credit and principal and interest payments under other long-term debt arrangements. In the nine months ended September 30, 2012, we incurred approximately $1.6 million of expenses related to the Annual Meeting and the related proxy contest.

We have received claims related to potential repurchase obligations associated with Fremont’s prior subprime residential lending business. There were no new claims nor settlements of outstanding repurchase claims during the nine months ended September 30, 2012. Outstanding claims totaled approximately $101.7 million at September 30, 2012. See Note 14—Discontinued Operations included in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding the our residential loan repurchase reserve liability.

Summary of Cash Flows

Net cash provided by (used in) operating activities

During the nine months ended September 30, 2012, net cash provided by operating activities totaled $3.8 million. The cash provided by operating activities primarily related to $13.0 million in proceeds from the sale of non-performing and charged off residential real estate loans and the collection of $0.8 million in state income tax refunds. The increase in cash was partially offset by a $0.6 million increase in trade and other receivables, net, a $0.2 million increase in inventories, an $0.8 million increase in other assets, excluding noncash transfers to other assets, a $1.9 million decrease in accrued expenses and other liabilities and the payment of expenses associated with the $7.8 million net loss during the period.

During the nine months ended September 30, 2011, net cash used in operating activities totaled $15.3 million. The cash used in operating activities primarily related to the payment of expenses associated with the $9.2 million net loss during the period, adjusted for noncash income of $3.5 million related to the change in fair value of common stock warrant liability, $0.3 million related to other income and noncash charges related to amortization of share-based compensation of $0.5 million, depreciation and amortization of $0.6 million and noncash recoveries related to market valuation adjustments on loans held for sale, net of $1.0 million.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2012, net cash provided by investing activities totaled $2.7 million. The cash provided by investing activities primarily relates to $1.9 million in proceeds from the collection of a note receivable, $1.2 million of principal collections on loans receivable, net and $2.6 million in proceeds received from the sale of REO, partially offset by $2.6 million in purchases of investment securities, available for sale and $0.3 million in advances on loans receivable, net of repayments.

During the nine months ended September 30, 2011, net cash used in investing activities totaled $19.7 million. The cash used in investing activities primarily relates to $24.2 million in cash used in the Cosmed and NABCO acquisitions, $4.3 million in purchases of loans receivable, $1.8 million in advances on loans receivable, net of principal collected, and $4.7 million in purchases of investment securities, available for sale. The cash used in investing activities was partially offset by $2.0 million in proceeds received from a corporate bond called at par, $3.8 million in net proceeds from the sale of premises and related land, $4.6 million in proceeds received from the sale of commercial real estate investments, $0.9 million in principal payments received from commercial real estate investments and $4.2 million in proceeds received from the sale of REO.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2012, net cash used in financing activities totaled $8.4 million. The cash used in financing activities primarily relates to $5.1 million in repayments of lines of credit, $2.0 million in repayments of long-term debt and $1.4 million used to repurchase $1.8 million of Notes Payable.

During the nine months ended September 30, 2011 net cash provided by financing activities totaled $11.2 million. The cash provided by financing activities primarily relates to $12.6 million in proceeds received from NABCO’s line of credit and term loan, partially offset by $1.5 million in repayments, net of advances on Cosmed’s lines of credit.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized residential real estate loans. Securitization is a process of transforming loans into securities that are sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”) that was legally isolated from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities that were secured by the future cash flows of the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

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

The security investors and the QSPEs do not have any recourse against Signature if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. At September 30, 2012 and December 31, 2011, none of the residual interests or mortgage servicing rights are included in the consolidated balance sheets.

CONTRACTUAL OBLIGATIONS

Our $37.2 million in Notes Payable outstanding at September 30, 2012 were issued pursuant to an indenture and bear interest at 9.00% per annum, payable quarterly and mature on December 31, 2016. During the nine months ended September 30, 2012, we purchased and retired approximately $1.8 million of Notes Payable in an open market trade. See Note 9—Debt of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information related to the retirement of Notes Payable.

In July 2011, pursuant to the NABCO acquisition, NABCO issued $5.0 million in seller notes to the former NABCO shareholders as part of the consideration paid in the NABCO business combination. The seller notes bear interest at 6.00% per annum, mature on January 29, 2016 and are subject to scheduled quarterly principal payments and accelerated principal payments if NABCO achieves certain EBITDA targets beginning with the year ended December 31, 2011. In 2011, NABCO exceeded the EBITDA target and accelerated principal payments due in 2012 total approximately $1.2 million. At September 30, 2012, $3.4 million was outstanding on the seller notes.

In September 2011, NABCO entered into a $16.0 million debt financing transaction with a third party lender. Pursuant to the debt financing transaction, NABCO borrowed $8.0 million under a term loan, which matures in September 2016 and is subject to annual principal payments of $0.8 million in year one; $1.2 million in each of years two and three; $1.6 million in each of years four and five; and a balloon payment of any remaining principal balance due at maturity. Additionally, NABCO borrowed $4.6 million under an $8.0 million revolving line of credit that matures in September 2014. Advances under the line of credit are subject to a borrowing base. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum, which is equivalent to 5.00% at September 30, 2012. The line of credit has a variable interest rate based upon the lender’s base rate, which is equivalent to 4.00% at September 30, 2012. NABCO is required to maintain compliance with certain financial covenants and was in compliance with all such covenants at September 30, 2012. The term loan and line of credit are secured by all of NABCO’s assets. The Company is not a borrower, an obligor, nor a guarantor under the NABCO loan agreements. At September 30, 2012, the outstanding balances on the line of credit and term loan were zero and $7.2 million, respectively.

Other obligations

Pursuant to the NABCO acquisition, the former NABCO shareholders may earn contingent consideration of up to $4.0 million, subject to the achievement of Adjusted EBITDA thresholds for the fiscal year ending December 31, 2012. Potential contingent consideration ranges from $1.5 million to $4.0 million based on achieving Adjusted EBITDA thresholds from $6.7 million to $8.1 million, respectively. Each reporting period, we estimate the fair value of contingent consideration and any change in fair value is recognized in the consolidated statements of operations. At September 30, 2012, we have accrued $3.8 million for the contingent consideration.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require us to repurchase certain loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation the CEO and CFO concluded that our internal control over financial reporting was effective as of September 30, 2012.

Management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or management’s override of the controls.

Remediation of material weakness

As described in our Annual Report, we identified a material weakness in our internal controls over financial reporting. As a result of the material weakness, under the supervision and with the participation of our CEO and CFO, our management implemented new disclosure controls and procedures to remediate the material weakness. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the periodic reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

In 2011, we devoted virtually all of our accounting resources to complete our delinquent filings under Section 13 or 15(d) of the Exchange Act. During 2011, we filed (i) a Comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2009, 2008 and 2007 (which included selected unaudited quarterly financial information for the fiscals years 2009 and 2008) on May 17, 2011; (ii) an Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010 on July 5, 2011; (iii) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 on September 29, 2011; (iv) a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 on December 12, 2011; and (v) a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 on December 29, 2011.

After becoming a current filer with the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 on December 29, 2011, we focused our resources on remediating the material weakness in our internal control over financial reporting. During the nine months ended September 30, 2012, management completed the installation and testing of effectiveness of the internal control systems and procedures that provide the necessary level of assurance regarding the accuracy of our financial reporting. We completed the following additional steps during 2012 to remediate the material weakness in our internal control over financial reporting:

•

We timely filed our Annual Report for the year ended December 31, 2011, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012, and this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

•

We maintained an accounting policy function that was timely in the review and updating of our accounting policies and procedures and the evaluation of significant transactions during the nine months ended September 30, 2012.

•	We performed effective analyses of various financial statement accounts on a timely basis during the nine months ended September 30, 2012, which involved significant estimates and judgments.

•

Management developed, documented and adopted formal accounting and reporting policies with respect to significant transactions that are relevant to our business and necessary to properly account for and report our results of operations for the nine months ended September 30, 2012. These policies were implemented as of December 31, 2011 and were effective at September 30, 2012.

•

Management strengthened its policies and procedures related to critical accounting policies, including assets and liabilities that require management to make estimates and assumptions, such as fair value measurements. These procedures were implemented as of December 31, 2011 and were effective at September 30, 2012.

•

Management reorganized the accounting group as of December 31, 2011 and recruited experienced accounting and finance employees to oversee the accounting function on a go-forward basis and ensure proper controls and procedures continue to be maintained. As of September 30, 2012, all work performed by consultants has been transitioned to full time employees.

•

Management implemented a timely review process of business transactions as of December 31, 2011, which was effective at September 30, 2012. The accounting group is involved as business transactions are contemplated and provides timely accounting support and accounting policy implementation as transactions are executed. This enables us to account for the consummation of transactions in accordance with GAAP on a timely basis.

We believe we have taken the necessary steps to remediate, and have remediated, the material weakness in our internal control over financial reporting as of September 30, 2012.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior businesses and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For additional information concerning material pending and threatened litigation actions and proceedings against the Company, see Part I, Item 3. Legal Proceedings in the Annual Report and Note 17—Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item1 of this Form 10-Q.

The Company experienced the following new developments with pending material legal proceedings during the third quarter of 2012.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a Complaint against Fremont Reorganizing Corporation (“FRC”) in the California Superior Court, County of Los Angeles. On February 3, 2010, Mr. Faigin filed an amended Complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. As a requirement of the appeal process, a cash bond was posted by Signature in the amount of approximately $2.0 million with the court. On May 8, 2012 the California Court of Appeal (the “Court of Appeal”) held a hearing on this matter and on June 7, 2012, issued its opinion affirming the judgment. On June 22, 2012, the Company filed a Petition for Rehearing and on July 9, 2012 the Court of Appeal granted the Company’s Petition for Rehearing. Additional briefings were completed by both parties and on August 21, 2012, the Court of Appeal resubmitted the case for decision without further oral argument. On November 6, 2012, the Court of Appeal affirmed the judgment against the Company, which has until November 26, 2012 to file an appeal to the California Supreme Court.

On April 27, 2009, FRC filed a Cross-Complaint against Mr. Faigin for Breach of Confidence, Breach of Fiduciary Duty, Representing Conflicting Interests and Indemnification. On June 9, 2009, the trial court dismissed the Cross-Complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this Cross-Complaint. On August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s Cross-Complaint causes of action against Mr. Faigin for Breach of Fiduciary and Breach of Confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches.

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group filed a complaint against FIL and unnamed defendants for breach of contract related to a Management Continuity Agreement (“MCA”) executed in August 2003, and extended in August 2007. Plaintiff claims she is owed approximately $2.0 million, 87,183 shares of restricted stock valued at $4.01 per share at the time of Plaintiff’s termination effective August 28, 2007, and the value of thirty-six months of welfare benefits. Ms. Colburn filed a proof of claim in the bankruptcy proceeding for salary, bonus, and benefits and restricted common stock in the amount of $2.6 million. On August 9, 2011, the California Superior Court entered judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs from both parties have been filed, however a hearing date has not yet been scheduled.

Ms. Colburn’s proof of claim for $2.6 million in the Fremont bankruptcy proceeding for severance, bonus, welfare benefits and restricted stock remains outstanding and the Company intends to vigorously defend itself against this claim. A Motion for Summary Judgment hearing on this matter has been set by the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) for December 6, 2012.

Walker Matter. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court, County of Los Angeles, against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006. Mr. Walker claims he is owed at least $3.5 million for severance, the value of 131,185 shares of restricted common stock at the time of his termination and the value of thirty-six months of welfare benefits. On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. Mr. Walker has sixty days from the judgment entry date to file a Notice of Appeal.

Mr. Walker’s proof of claim for $2.5 million in the Fremont bankruptcy proceeding for severance, bonus, welfare benefits and restricted common stock remains outstanding. The Company intends to vigorously defend itself against this claim. A Motion for Summary Judgment hearing on this matter has been set by the California Federal Bankruptcy Court for December 6, 2012.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts (the “Superior Court”) against over fifty defendants, including the broker/dealers, underwriters, issuers and depositors of approximately 200 Residential Mortgage-Backed Securities (“RMBS”) offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion. The complaint names Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature, as a depositor of $8 million in one RMBS offering in 2005.

On February 11, 2011, Cambridge, in its same capacity as assignee of its investor clients, filed a second, similar lawsuit in the Superior Court naming thirty defendants including the broker/dealers, underwriters, issuers and depositors of approximately seventy RMBS offerings purchased by clients of Cambridge. Cambridge alleges the defendants violated Massachusetts securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that Cambridge clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million. The complaint names FMSC, as a depositor of $101.3 million in four RMBS offerings in 2004, 2005 and 2006.

The defendants filed a joint consolidated Motion to Dismiss for failure to state a claim. On September 28, 2012, the trial court issued its decision dismissing FMSC and the other depositor defendants, finding that the depositor defendants were not statutory sellers of securities under the relevant provisions of the Massachusetts Uniform Securities Act. However, since the dismissal order did not stipulate whether it was issued with or without prejudice, it is uncertain at this time if Cambridge will be allowed to amend the Complaints or if it will appeal the decision.

National Credit Union Administration v. RBS Securities, et al. On June 20, 2011, the National Credit Union Administration (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas for unspecified damages to be proven at trial against the underwriter, issuers and depositors of twenty-nine RMBS offerings purchased by U.S. Central. NCUA alleges that the defendants violated federal and state securities laws through untrue statements and material omissions in the RMBS offering documents. The lawsuit alleges that U.S. Central invested a total of $1.7 billion in these RMBS offerings. The complaint names FMSC, as a depositor of $50 million in two RMBS offerings in 2006. On December 20, 2011, the Company filed a Motion to Dismiss. On July 25, 2012, the U.S. District Court issued an order dismissing FMSC from the action with leave to amend within thirty days of the order. NCUA failed to amend the complaint and the dismissal is now final, subject to any rights the NCUA may contend it has.

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

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended (the “Complaint”), with the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the “Nevada State Court”) against the Company seeking (i) a declaration that the Rights Agreement has no force and effect; (ii) a declaration that the Plaintiffs are not an “Acquiring Person,” as defined in the Rights Agreement dated October 23, 2007, as amended, between the Company and Mellon Investor Services LCC, as rights agent (the “Rights Agreement”); and (iii) an injunction against the Board from implementing the Rights Agreement (the “Proceeding”). In the Complaint, the Plaintiffs claimed that the Rights Agreement was rejected in connection with the Company’s bankruptcy proceeding, which concluded in June 2010, or if the Rights Agreement is determined to not to have been rejected, that the Shareholder Group is not an Acquiring Person and, therefore, the condition for implementing the Rights Agreement cannot be satisfied.

On August 31, 2011, the Company filed a Notice of Removal of Pending State Court Action to remove the Proceeding to the U.S. Bankruptcy Court for the District of Nevada (the “Nevada Federal Bankruptcy Court”), which was granted. The Company removed the Proceeding because, among other reasons, a central issue in the

Proceeding is whether the Rights Agreement was assumed, and otherwise remained in full force and effect, under the Company’s reorganization plan (the “Plan”), as confirmed by the California Federal Bankruptcy Court (the “Confirmation Order”).

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

On December 21, 2011, (i) Kingstown Partners Master Ltd., Kingstown Partners II L.P. and KTown LP, and (ii) Mr. McIntyre separately filed notices of appeal with the California Federal Bankruptcy Court from the Rights Agreement Order (collectively, the “Bankruptcy Appeals”).

On January 6, 2012, Mr. McIntyre filed a complaint (the “McIntyre Complaint”) with the State Court against the Company seeking (1) a declaration that: (i) he never took any action that may have triggered the dilution provisions of the Rights Agreement; (ii) the right to vote his shares is not impaired or diminished in any respect by the Rights Agreement; (iii) his right to demand that the Company convene a shareholder meeting or work cooperatively with other shareholders to request a shareholder meeting is not impaired in any way by the Rights Agreement; (iv) his right to nominate director candidates to be elected by the shareholders for service on the Board is not impaired or diminished in any way by the Rights Agreement; (v) his right to submit shareholder proposals for vote at the Company’s next shareholder meeting is not compromised or impaired in any way by the Rights Agreement; and (vi) his right to join other shareholders to effect the election of directors or other shareholders to effect the election of directors or other corporate business is not impaired or diminished by the Rights Agreement; and (2) preliminary injunctions to enjoin the Company from implementing the Rights Agreement against Mr. McIntyre.

On May 17, 2012, the Company filed a Motion to Stay under Nevada Rules of Civil Procedure 41(d) seeking reimbursement of costs and fees arising out of the Company’s defense of these same matters in the California Federal Bankruptcy Court.

As previously reported on a Current Report on Form 8-K dated September 7, 2012, on August 31, 2012 and September 5, 2012, the Company entered into separate settlement agreements with (i) Kingstown Partners Master Ltd., Kingstown Capital Management L.P., Kingstown Partners II, L.P., Kingstown Management GP LLC, Ktown LP, and Kingstown Capital Partners, LLC (collectively, the “Kingstown Group”), and (ii) James A. McIntyre, the James A. McIntyre Grandchildren’s Trust and The McIntyre Foundation (collectively, “McIntyre”), respectively, which settled all outstanding litigation with the Kingstown Group and McIntyre and other related matters as described below (the “Kingstown Group Settlement,” the “McIntyre Settlement” and collectively, the “Settlement Agreements”).

Under the terms of the Settlement Agreements, the Company agreed, among other things, to assist the Kingstown Group and McIntyre in identifying one or more qualified investors known to the Company to be interested in acquiring all of their respective shares of Signature common stock. In consideration therefor, the Kingstown Group and McIntyre agreed that within five days of the closing of any transaction for the sale of all of their respective shares of Signature common stock, the Kingstown Group and McIntyre would cause the Bankruptcy Appeals and the McIntyre Complaint to be dismissed.

Upon the Kingstown Group and McIntyre completing the sale of their respective shares of Signature common stock and the dismissals of the Legal Proceedings, the Board shall certify that it has determined that (i) the prior activities of the Kingstown Group and McIntyre have not triggered and will not trigger a distribution of rights under and pursuant to the Rights Agreement and (ii) the Kingstown Group and McIntyre were not “Acquiring Persons,” as such term is defined in the Rights Agreement.

Pursuant to the Settlement Agreements, the Company, McIntyre and the Kingstown Group also agreed not to sue, and to forever fully release and discharge each other and certain related parties from any and all claims of any nature, whether known or unknown, arising in whole or in part out of the facts, circumstances or events occurring any time or period of time prior to the respective date of the Settlement Agreements.

On August 29, 2012 and August 31, 2012, the Kingstown Group and McIntyre, respectively, sold all of their shares of Signature common stock. On September 7 and September 14, 2012, Kingstown and McIntyre filed Stipulations and Motions to Dismiss the Bankruptcy Appeals, which were dismissed by the California Federal Bankruptcy Court on September 17, 2012. Accordingly, the Company determined that (i) the prior activities of the Kingstown Group and McIntyre have not triggered and will not trigger a distribution of rights under and pursuant to the Rights Agreement and (ii) the Kingstown Group and McIntyre were not “Acquiring Persons,” as such term is defined in the Rights Agreement.

The Company is involved in additional disputes as summarized below:

Bankruptcy Professional Fee Disputes. As of September 30, 2012, all professional fee disputes have been resolved.

Unpaid Claims. As of September 30, 2012, there remained seventeen open claims filed with the California Federal Bankruptcy Court (the “Unpaid Claims”). The Unpaid Claims are comprised of two claims totaling $5.1 million by former executive officers for breach of their employment contracts; nine non-monetary claims by former directors and officers seeking rights to defense and indemnification for unknown contingencies; and six Employee Retirement Income Security Act claims by former employees that have settled, but have yet to be withdrawn or dismissed.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Part I, Item 1A of the Annual Report and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Settlement Agreement, dated as of August 31, 2012, by and among Signature Group Holdings, Inc., Kingstown Partners Master Ltd., Kingstown Capital Management L.P., Kingstown Partners II, L.P., Kingstown Management GP LLC, Ktown LP and Kingstown Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012)

10.2	Settlement Agreement, dated as of September 5, 2012, by and among Signature Group Holdings, Inc., James A. McIntyre, the James A. McIntyre Grandchildren’s Trust and The McIntyre Foundation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document(1)

101.SCH**	XBRL Taxonomy Extension Schema Document(1)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document(1)

**	Furnished herewith.
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

SIGNATURE GROUP HOLDINGS, INC.

Dated: November 13, 2012	By: /s/ Craig Noell
Craig Noell President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2012	By: /s/ Kyle Ross
Kyle Ross Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)