Form 10-K
period 2012-12-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2013-04-01
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-08007

SIGNATURE GROUP HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-2815260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15303 Ventura Boulevard, Suite 1600 Sherman Oaks, California 91403	(805) 435-1255
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☑  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☑  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes     ☑  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $38,451,819 on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on the OTCQX, on that date. Shares of the Registrant’s common stock held by each officer, director and each person known to the Registrant to own 10% or more of the outstanding voting power of the Registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

On March 1, 2013, 121,360,173 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2013.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2012

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All references to “we,” “us,” “our,” “Signature,” or the “Company” refer to Signature Group Holdings, Inc. and its subsidiaries on a consolidated basis, unless the context otherwise states.

Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”), including, without limitation, matters discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;

•	our ability to achieve future profitability;

•	our ability to control operating costs and other expenses;

•	our ability to raise additional capital on acceptable terms and on a timely basis;

•	our ability to use federal and state net operating loss carryforwards (“NOLs”) and recognize future tax benefits;

•	general economic conditions may be worse than expected;

•	competition among other companies with whom we compete may increase significantly;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	volatility and adverse changes in the securities markets;

•	the loss of key personnel or the ability to cost effectively attract, retain and motivate key personnel;

•	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;

•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC” or “Commission”) and the Public Company Accounting Oversight Board;

•	changes in laws or government regulations or policies affecting our legacy business related to residential mortgage lending and servicing, which are now a part of our discontinued operations;

•	the impact of new litigation matters, or changes in litigation strategies brought against us in our business or Fremont’s prior businesses;

•	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and

•	other factors, risks and uncertainties described in this Annual Report under Part I, Item 1A “Risk Factors,” as may be supplemented in our other filings with the Commission from time to time.

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

Overview

Signature Group Holdings, Inc. is a diversified enterprise incorporated as Fremont General Corporation (“Fremont”) in 1972. On June 11, 2010 (the “Effective Date”), Fremont completed a plan of reorganization (the “Plan of Reorganization”) and emerged from Chapter 11 bankruptcy proceedings (the “Bankruptcy Proceedings”) with (i) the present name, (ii) a new board of directors (the “Board”) and management team, (iii) a substantial amount of NOLs, which, as of December 31, 2012, included federal and California NOLs of $886.9 million and $980.0 million, respectively, and (iv) publicly traded common stock. See “Bankruptcy Proceedings” in Part I, Item 3 of this Annual Report for more information about the Bankruptcy Proceedings.

Since the Effective Date, management and the Board have worked to reposition the Company, divesting non-core legacy assets, undertaking and successfully completing a major project to get the Company’s financial statements audited for the years subsequent to 2006, remediating delinquent SEC filings, settling or resolving a substantial number of legacy legal actions, making select investments through Signature Special Situations and acquiring North American Breaker Co., LLC (“NABCO”) on July 29, 2011 (the “NABCO Acquisition Date”), our wholly owned specialty industrial supply company. We expect to continue to reposition the Company through additional acquisitions, as well as through organic growth of our existing operations. The Company operates through two principal operating segments: Industrial Supply and Signature Special Situations.

Industrial Supply. Industrial Supply is based in Burbank, California and is one of the largest independent suppliers of circuit breakers in the country. We focus exclusively on the replacement circuit breakers market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but we also supply residential circuit breakers. We operate from five warehouse locations across the United States, which enables us to improve customer delivery times, a key attribute of our service-oriented model.

Signature Special Situations. Signature Special Situations selectively acquires sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance (“UPB”). We may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. The Company may take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets.

Our operations also include a discontinued operations segment, where we hold and manage certain assets and liabilities related to the former businesses of Fremont and Cosmed, Inc. (“Cosmed”), a small cosmetics company, for which management and the Board have formally adopted plans of disposal. These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company.

Our corporate headquarters are located at 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403, and our telephone number is (805) 435-1255. Signature’s common stock is quoted on the OTC Market (“OTCQX”) under the trading symbol “SGGH.”

Business Strategy

Our business strategy is to acquire controlling interests in operating companies that leverage the unique strengths of our platform, including our status as a public company, our unique tax assets, and the experience of our management and Board. We plan to focus on companies that are highly profitable and will be accretive to earnings immediately, and where we hope to increase annual cash flows relative to what might be generated by private equity firms and other buyers without the unique tax assets we possess. We generally pursue businesses with talented and experienced management teams, strong margins, and defensible market positions. We regularly consider acquisitions of businesses that operate in unique industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we generally expect to retain existing management of the acquired company and expect to accord them significant autonomy in their daily operations. Our strategy tends to emphasize non-auction or “proprietary” deal flow sourced directly through our management team’s established referral networks.

Our management team has relationships with significant numbers of deal referral sources, including accountants, attorneys, business brokers, commercial and investment bankers, and other professionals, which should generate substantial opportunities to assess middle market businesses available for acquisition or financing. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions.

We are opportunistic and approach each potential prospect or transaction without preconceptions about a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic. In evaluating opportunities, we plan to focus on designing a structure to produce high returns on capital, relative to the underlying risks. We believe our strategy provides us with competitive advantages over other financial service companies, financial institutions, lenders and equity investors who tend to employ a more formulaic approach.

We believe the current financing environment is conducive to our ability to consummate transactions in our target market. Owners and management teams hoping to sell or finance their businesses should consider us an attractive business partner because of our ability to:

•	employ a more thoughtful approach to deal structure that optimizes the transaction to best address the needs of all parties;

•	provide for continuing participation by utilizing Signature’s common stock for some or all of the transaction consideration;

•	maintain long-term strategies for their businesses to maximize our shareholders’ return on investment; and

•	provide ongoing strategic and financial support for their businesses.

A key element to our business strategy is utilizing our federal and state NOLs, primarily generated by Fremont’s legacy businesses, by becoming a profitable enterprise through the implementation of our business plan. As of December 31, 2012, our federal and California NOLs were $886.9 million and $980.0 million, respectively, representing a substantial portion of our deferred tax assets. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, we determined that sufficient uncertainty exists as to the realizability of our net deferred tax asset and have placed a valuation allowance of $373.7 million and $409.0 million on our net deferred tax asset at December 31, 2012 and 2011, respectively.

In order to preserve certain of our tax benefits, we amended and restated our bylaws (the “Amended and Restated Bylaws”) in 2010 to impose certain restrictions on the transfer of our common stock and other equity securities (the “Tax Benefit Preservation Provision”). The Tax Benefit Preservation Provision established a trading restriction on any holders of five-percent or more of our common stock in order to reduce the risk that any change in ownership might limit our ability to utilize the NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). The transfer restrictions apply until the earlier of (i) the repeal of Section 382 of the Tax Code, or any successor statute if the Board determines that the Tax Benefit Preservation Provision is no longer necessary to preserve the tax benefits for Signature; (ii) the beginning of any of our tax years in which the Board determines that no tax benefits may be carried forward; or (iii) such other date as the Board may fix in accordance with the Amended and Restated Bylaws.

Management Strategy

Our management strategy involves proactive strategic, financial and operational support for the management and operations of our business units. Particular areas in which we may provide assistance to our business units include:

•	recruiting and retaining talented managers to lead our businesses;

•

monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in developing their analyses and pursuit of prudent organic growth strategies;

•	evaluating capital investments to expand geographic reach, increase capacity, or otherwise grow service or product offerings;

•	identifying and working with management to execute attractive acquisition opportunities; and

•	assisting management in controlling and right-sizing operating costs.

As part of our business and operating strategy, we may dispose of businesses or assets we own from time to time via sale, liquidation or other means when attractive opportunities arise that outweigh the potential future value we believe such businesses or assets can bring to us. As such, our decision to dispose of businesses or assets is based on our belief that doing so will increase shareholder value to a greater extent than through our continued ownership of such businesses or assets.

Operating Segments

We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating segments and our growth strategies, as well as ongoing general corporate functions are included in continuing operations. Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold or discontinued by the Company.

Continuing Operations

At December 31, 2012, Signature’s continuing operations had $121.4 million in assets, or 96.6% of our total assets, and $57.7 million of liabilities, or 85.5% of our total liabilities.

Industrial Supply

Signature has consolidated the results of operations of Industrial Supply since the NABCO Acquisition Date. We are one of the largest independent suppliers of circuit breakers for the replacement market in the United States. Circuit breakers are critical safety devices used in virtually all residential, commercial and industrial structures and many large electrical power systems. Circuit breakers automatically shut off an electrical circuit when the flow of electricity increases above a safe level so that potentially serious damage, such as that caused by fire, can be averted.

The electrical power system in the United States is characterized by an aging infrastructure and largely reflects technology developed in the 1950s or earlier. According to a Georgia Institute of Technology study published in May 2009, the majority of equipment in the United States electrical grid is forty or more years old, and circuit breakers are a primary component of that equipment.

Because circuit breakers are critical components of most electrical systems, they must be replaced immediately when damaged. Our primary focus is on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important. We believe the replacement market niche has fewer large competitors and is less dependent on macroeconomic trends than serving the new construction market. Circuit breakers are manufacturer specific and generally not interchangeable, so product availability and knowledge in the replacement niche is very important. Accordingly, we maintain a significant depth of certified, new product inventory from all the major manufacturers, as well as a considerable investment in discontinued, end of life inventory that is no longer widely available. We do not manage our operations in terms of inventory turns or other traditional operating inventory metrics; rather, our inventory levels may increase in a declining sales environment if valuable purchase opportunities present themselves as there is minimal risk of obsolescence for these products.

We are a national supplier selling exclusively to wholesale electrical distributors and operate from five warehouse locations across the country. This national presence allows us to service a broad section of our customer base with next day ground shipping, providing a competitive advantage for the mission critical components we supply. In 2012, we served approximately 600 customers, shipped approximately 5,500 SKUs to over 3,000 customer locations nationwide. Our customer base includes many of the largest wholesale electrical distribution companies in the nation, who find it impracticable to stock more than a limited amount of circuit breaker inventory, given the broad number of SKUs and infrequent demand, and prefer the convenience we offer as a just-in-time supplier. By providing industry-leading customer service, maintaining an extensive inventory, and offering same day shipping, we have become a preferred supplier for many of our large wholesale electrical distributor customers. Customers for whom we are a preferred supplier represented 51.1% of Industrial Supply net sales in 2012.

Other pertinent business factors include:

•	our business is seasonal with higher sales volume occurring during the summer months as weather conditions drive increased electrical usage;

•	our business operates in a highly fragmented market with hundreds of competitors, although few have our depth of inventory or national presence; and

•	we do not sell used circuit breakers, nor do we refurbish circuit breakers.

Signature Special Situations

Signature Special Situations opportunistically acquires sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to UPB. We may also originate secured debt financings to middle market companies for a variety of situations including supporting another transaction such as an acquisition, recapitalization or restructuring and take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets.

The objective of this operation is to generate high risk-adjusted returns in the form of interest income, fees, recovery of discounted principal balances, contingent consideration, or market value appreciation, while maintaining an intense focus on managing downside risks and exposure. In some instances, we may also receive equity securities in the form of convertible debt, preferred and convertible preferred stock, options or warrants, where our returns would come in the form of gains associated with such equity securities.

The largest asset in Signature Special Situations is a portfolio of residential real estate loans, originated by Fremont Investment Loan (“FIL”). See Note 7 — Loans in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for additional information about our residential real estate loans. In 2011, Signature Special Situations acquired certain corporate bonds, as well as the secured debt of a specialty manufacturing company. In 2012, Signature Special Situations acquired additional corporate bonds, exited certain bond positions and restructured the previously acquired secured debt following a friendly foreclosure. We issued new senior secured debt and received 4.00% cumulative preferred stock, convertible to 45.0% of the common equity of the new borrower following bankruptcy, and contingent consideration should certain earnings thresholds be achieved.

Discontinued Operations

At December 31, 2012, our discontinued operations had $4.3 million in assets, or 3.4% of our total assets, and $9.8 million in liabilities, or 14.5% of our total liabilities.

Under our business strategy, we seek to maximize the value of the assets of our discontinued operations and expect to redeploy the proceeds in our continuing operations. Assets of discontinued operations decreased $18.3 million in 2012, primarily from sales of our nonperforming subprime residential real estate loan portfolio, real estate owned (“REO”), and commercial real estate investments.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities. As of December 31, 2012, the Company was a party to forty-three defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter because it was the originator of the mortgage. We are also involved in three defensive cases involving former Fremont executives seeking severance claims. See “Legal Proceedings” included in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which we are involved.

The largest liability in our discontinued operations is our residential loan repurchase reserve. At December 31, 2012, the repurchase reserve liability was $7.5 million. This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties provided by FIL, Fremont’s California industrial bank subsidiary, to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through March of 2007. See Note — 17 Discontinued Operations in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for additional information about the repurchase reserve.

In the fourth quarter of 2012, the Company received an unsolicited offer to purchase the intellectual property and other assets of Cosmed. Management is currently engaged in negotiations to sell substantially all of the assets of Cosmed, however, no assurances can be made regarding the terms of such transaction or that such a transaction will close. Accordingly, Cosmed’s assets, liabilities and results of operations have been reclassified to discontinued operations for all periods presented. See Note 17 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information regarding our discontinued operations.

Competition

As an acquirer of and financing source for middle market companies, we compete in a diverse market with a wide spectrum of capital providers, including commercial and investment banks, public and private funds, hedge funds, commercial finance companies, private equity funds, and high net worth individuals. Many of Signature’s existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do.

Our Industrial Supply operation serves the replacement market for circuit breakers, which is highly competitive and fragmented, with several hundred electrical component and circuit breaker competitors serving this market, ranging from local hardware stores to mass merchant retailers and large wholesale electrical distribution companies. The product offerings and levels of service from the other circuit breaker providers with whom we compete vary widely. We compete with many circuit breaker providers on a regional and local basis. Most of our direct competitors are smaller single location companies that focus on a specific geographic area or feature a select product offering, such as a particular line of circuit breakers. In addition to the direct competition with other circuit breaker providers, we also face, on a much more limited basis, competition with distributors and manufacturers that sell products directly or through multiple distribution channels to end users or other resellers. In the markets we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

As of December 31, 2012, our consolidated operations included 56 full-time employees. Industrial Supply represented 62.5% of our total full-time employees as of December 31, 2012. None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

Available Information: Website Access to Periodic Reports

The following information can be found on Signature’s website at www.signaturegroupholdings.com:

•

the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we have filed with the Commission, as soon as reasonably practicable after the reports have been filed with the Commission. Copies of Signature’s Form 10-Ks, Form 10-Qs and other reports filed with the Commission can also be obtained from the Commission’s website at www.sec.gov;

•

information relating to corporate governance at Signature, including our Code of Ethics for Senior Financial Officers and Code of Conduct (for all employees including executive officers and directors). We intend to disclose any amendments to or waivers from these governance documents on our Internet website, in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K;

•	information about membership on Board committees, as well as the charters of standing committees of the Board; and

•	information relating to transactions in Signature’s securities by its directors, executive officers and significant shareholders reportable on Forms 3, 4 and 5, and Schedule 13D.

Additionally, we will provide copies of any of this information free of charge upon written request to, Signature Group Holdings, Inc., Investor Relations, 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403, or by email request to invrel@signaturegroupholdings.com.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face and the order in which the risks appear is not intended as an indication of their relative weight or importance. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations and/or liquidity could be materially and adversely affected. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

A. Business Risks

Signature’s financial condition and results of operations will depend on its ability to acquire and integrate businesses that perform and meet expectations after closing. A key element of our business strategy involves the acquisition and integration of profitable operating businesses. We may experience challenges identifying, financing, consummating and integrating such acquisitions. While we have reviewed various acquisition opportunities, competition exists in the market for profitable operating companies, and we were not able to complete any acquisitions during the last fiscal year. We may not be able to find other suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as the current price of our common stock may make it more difficult and expensive to initiate or consummate additional acquisitions, and suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all.

Even if we are successful in completing additional acquisitions, acquisitions often require significant capital infusions, could result in unanticipated costs and expenses, and may divert management’s attention from other aspects of our business. We may also encounter difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies and retaining key personnel. Acquisitions could disrupt our relationships with our existing customers, suppliers and strategic partners and may create other contractual, intellectual property or employment issues. The acquisition of another company or business may also require us to enter into a business or geographic market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our operating costs. These challenges are magnified as the size of the acquisition increases.

Furthermore, acquisitions can result in increased debt or contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges. We may also incur significant goodwill impairment charges in the future. Any of these events could negatively impact our financial condition and results of operations and could cause the price of our common stock to decline.

We cannot assure you that we will be able to consummate any future acquisitions or that we will realize the benefits anticipated from these acquisitions. Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our operations may not perform as expected. Based on any number of factors, we may from time to time decide to sell companies or assets. There can be no assurance that we will be successful in completing these transactions. If these transactions are completed, they may reduce the size of our business. There is also no assurance that we will receive adequate consideration for any company or asset dispositions. As a result, our future disposition of businesses or assets could have a material adverse effect on our business, financial condition, and result of operations.

We may need to raise additional capital to fund future opportunities or repay our indebtedness, which funding may not be available on terms acceptable to us, or at all. We currently have a limited capital base and have generated net losses of $7.5 million and $12.8 million in the years ended December 31, 2012 and 2011, respectively. We have experienced volatility in our cash flows from operations ranging from positive cash flows from operations of $2.3 million in the year ended December 31, 2012, to negative cash flows from operations of $15.6 million in the year ended December 31, 2011. In order to make future acquisitions of businesses or assets, acquire debt instruments, or fund new loans, we may need to raise capital through debt or equity financing at the Company level, sell the stock or assets of our subsidiary businesses, offer debt or equity to the sellers of target businesses, or by undertaking a combination of any of the above. To avoid limiting the use of our NOLs, we may choose to fund some or all of those acquisitions with new debt or existing cash. In addition, acquisitions may also require us to make significant capital infusions into the acquired companies. Since the timing and size of prospective transactions cannot be readily predicted, we may need to be able to obtain funding on short notice to fully benefit from attractive opportunities. Such funding may not be available on acceptable terms, on a timely basis, or at all. In addition, the level of our indebtedness may impact our ability to borrow further at the Company level. Another source of capital for us may be the sale of equity securities or convertible debt securities, which securities could have rights, preferences and privileges senior to our existing shareholders and could result in further dilution to our shareholders. Our ability to raise equity capital in this manner is also subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These challenges may materially adversely affect our ability to pursue our business strategy successfully and may materially adversely affect our business, financial condition and results of operations. Additional financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, pursue acquisitions, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Signature’s ability to utilize its NOLs or recognize tax benefits on future domestic taxable income may be limited. Signature’s ability to fully utilize its existing federal and state NOLs could be limited or eliminated should Signature (i) undergo an “ownership change” as described under Section 382 of the Tax Code; (ii) be found by the Internal Revenue Service (“IRS”) not to be able to avail itself of Section 382(l)(5) of the Tax Code; (iii) not return to profitability or be only marginally profitable; or (iv) due to changes in federal or state tax laws and regulations. Although we cannot assure you that the IRS will agree with our position, we believe the Company met the criteria under Section 382(l)(5) of the Tax Code, as of the Effective Date, to be able to utilize the NOLs to offset future income generated by the Company, if any. Such usage, however, is predicated upon the Company not experiencing a future “ownership change.” An ownership change is generally defined as greater than a 50% change in equity ownership by value over a three-year period. We may experience an “ownership change” in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our NOLs. In addition, any changes to tax rules or the interpretation of tax rules could negatively impact our ability to recognize benefits from our NOLs.

Our NOLs only have value to the extent we generate taxable income. If we are unable to generate taxable income prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs.

Finally, the use of federal and state NOLs is subject to various tax laws and regulations and the changes in such or the interpretations thereof. In California, for example, during 2011, we were unable to utilize any of our state NOLs due to a state moratorium on the usage of NOLs. While the moratorium expired on December 31, 2011, and has not yet been extended, no assurance can be made that we will be able to use our California state NOL in the future.

Signature’s use of its NOLs in the future may be challenged by the IRS under anti-abuse rules associated with tax avoidance. While Signature believes it is eligible to utilize the full amount of the NOLs under Section 382(l)(5), the IRS can, at any time, challenge the use of NOLs in the future under an argument that a transaction or transactions were consummated with the substantial intent of sheltering future tax liabilities. In any situation where the IRS is successful in such a challenge, Signature’s ability to utilize its NOLs may be limited, which may have a material adverse impact on Signature’s acquisition strategy, financial condition and results of operations.

Signature is subject to a considerable number of pending legal proceedings that virtually all relate to the discontinued operations of the Company. We are subject to a number of lawsuits seeking monetary damages and injunctive relief that relate to discontinued operations. For a summary of our material legal proceedings, see “Legal Proceedings” in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report. Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the discontinued operations. We have been and intend to continue to vigorously defend ourselves in all legal proceedings in which we are involved, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend the Company in these matters may be significant.

Signature has received repurchase claims relating to certain residential mortgage loans originated prior to March 31, 2007 and sold by the discontinued operations of the Company. We may receive additional claims in the future that, unless withdrawn or settled within the limits of a repurchase reserve we have established, could adversely affect our financial condition and results of operations. As of December 31, 2012, Signature had $101.7 million of outstanding repurchase claims associated with breaches of certain representations and warranties related to the residential real estate mortgages sold by FIL. Signature maintains a loan repurchase reserve for the estimated losses we may experience from repurchase claims, both known and unknown, based on the representations and warranties FIL provided to counterparties that purchased the residential real estate loans, largely from 2002 through 2007. While management believes that Signature’s $7.5 million loan repurchase reserve liability was sufficient as of December 31, 2012, such reserve is subjective and is based on management’s current expectations based on facts currently known to management. Changing or new facts and circumstances could cause us to increase such repurchase reserve in future periods or may cause the Company to experience losses in excess of its repurchase reserve liability. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, our repurchase reserve, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations. See “Critical Accounting Policies” in Part II, Item 7 of this Annual Report for additional information related to our repurchase reserve.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team, particularly Craig Noell and Kyle Ross, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

Signature has a new management team, Board and business strategy with limited operating history. Signature emerged from Bankruptcy Proceedings in June 2010 with a new management team and Board, as well as a new business plan and strategy. Since then, we have experienced changes in our Board. Signature is subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our business objectives. The members of the Board have not worked together in the past, which we believe to be valuable on one hand, as it provides a broader perspective for the business strategy and initiatives we may be required to evaluate, but this limited history also represents a potential risk in that the Board may not come to a consensus on every business decision or may require additional time to deliberate among potential options for any particular matter, which could result in possible lost business opportunities. Additionally, in the future, we may have turnover in the members of the Board, as we experienced in 2011 and 2012.

Impairment of our intangible assets could result in significant charges that could adversely impact our future operating results. We have significant intangible assets, including goodwill, which are susceptible to impairment charges as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill, customer relationships and trade names, all of which are related to business combinations. We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value.

As of December 31, 2012, we had identifiable intangible assets with a carrying value of $4.3 million, and goodwill of $17.8 million in our consolidated balance sheets. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

We do not have long-term contracts with our customers and the loss of a significant number of our key customers could materially adversely affect our business, financial condition and results of operations. Industrial Supply operates primarily based on individual orders and sales with customers and did not have any backlog as of December 31, 2012. Historically, we have not entered into long-term supply contracts with our customers. As such, our customers could cease buying circuit breakers and related products from us at any time and for any reason, without any penalty. During the years ended December 31, 2012 and 2011, each of three of our customers represented more than 10% of consolidated operating revenues. In 2012 and 2011, these customers accounted for 40.3% and 35.1% of the our consolidated operating revenues, respectively, and represented 55.3% and 56.7% of trade accounts receivable at December 31, 2012 and 2011, respectively. Because we do not have long-term contracts with our customers, we have no recourse in the event a customer no longer wants to purchase products from us. If a significant number of our customers elected not to purchase our products, it could materially adversely affect our business, financial condition and results of operations.

Signature has $5.1 million in remaining unpaid claims filed with the California Federal Bankruptcy Court that could have a material adverse effect on our capital resources and detract our management team if we are unsuccessful in objecting to, litigating or settling these matters in the near future. As of December 31, 2012, there remained two open unpaid claims filed with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “California Federal Bankruptcy Court”) totaling $5.1 million. We plan to continue to litigate those claims, which litigation has been costly both in terms of legal fees, as well as management’s time in addressing these matters. If Signature is unsuccessful in resolving such litigation in the near future, or is unable to negotiate substantially reduced settlements for the remaining claims, and Signature is obligated to pay these amounts, it could have a material adverse effect on our financial condition and results of operations. See Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information about the Colburn and Walker matters.

Signature’s $24.8 million tax refund request related to its 2008 NOL carryback is subject to review by the Congressional Joint Committee on Taxation, and we may be required to pay additional amounts to the IRS related to pending examinations of our tax returns. Following completion of the IRS examination of Fremont’s consolidated tax returns for the 2006 and 2007 tax years, the Company received a tax refund in the amount of $24.4 million, net of other potential tax liabilities of $0.4 million, related to its 2008 NOL carryback to the 2003, 2004 and 2005 tax years. In February 2011, the IRS notified the Company that the tax refund was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”), which reviews all refund requests in excess of $2.0 million.

The Company’s tax returns for the 2003, 2004, 2005 and 2008 tax years are currently under examination by the IRS. In connection with such examination, in December 2012, the IRS notified the Company of a $2.6 million alternative minimum tax liability related to the 2005 tax year. The Company has provided the IRS with certain information related to the proposed 2005 alternative minimum tax liability. Such information provides the basis for reducing the alternative minimum tax liability to $0.4 million, which liability was accrued at December 31, 2012, and in January 2013. While we are still in negotiations with the IRS regarding this examination, we cannot assure you that we will not be required to pay additional amounts related to the liability alleged by the IRS or that other amounts may become due related to the examination.

Although the Company does not have any reason to believe that the Joint Committee will not approve the remaining portion of the tax refund, there is no assurance that such approval will be given by the Joint Committee and an adverse finding could have a material adverse effect on our financial condition and results of operations.

We have experienced substantial losses and may continue to experience losses for the foreseeable future. For the years ended December 31, 2012 and 2011, the Company reported net losses of $7.5 million and $12.8 million, respectively. While the net loss declined in 2012, we cannot assure you that our efforts to increase operating revenues and reduce our operating costs will improve our financial performance or that we will be able to achieve profitability on a quarterly or annual basis in the foreseeable future. Since emerging from Bankruptcy Proceedings, we continue to have significant operating costs, including compensation, legal, professional and other outside services expenses, occupancy, interest expense, and other general and administrative expenses. As a result of the fixed nature of many of our operating costs, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience operating losses and net losses for the foreseeable future, which could make it difficult to fund our operations, finance any acquisitions and achieve our business plan, any of which could cause the market price of our common stock to decline.

If we fail to maintain an effective system of internal control over financial reporting or experience material weaknesses in our system of internal control, we may not be able to report our financial results accurately or on a timely basis and may not be able to detect fraud, any of which could materially and adversely affect our business and our stock price. Our management concluded that as of December 31, 2011, we operated with a weakness in our internal control over financial reporting related to our inability to maintain a sufficient number of financial and accounting personnel with the appropriate level of accounting knowledge and experience in order to provide timely, accurate and reliable financial statements in accordance with general accepted accounting principles (“GAAP”). Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our management (a) acquired accounting and financial reporting resources with the appropriate accounting knowledge and experience, and (b) implemented new disclosure controls and procedures, which, we believe, remediated the material weakness as of September 30, 2012, and we continue to believe that our disclosure controls and procedures are operating effectively at December 31, 2012.

Although we believe we have addressed the material weakness, if we fail to maintain or enhance these accounting functions or if we experience any further deficiencies or weaknesses in our internal control over financial reporting or fail to properly maintain an effective system of internal control over financial reporting, we may be unable to detect fraud or to report our financial results accurately and on a timely basis. The existence of any such deficiencies and/or weaknesses, even if cured, could also lead to the loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

In addition, our business strategy contemplates the acquisitions of businesses and the operation of subsidiaries whose financial results will be consolidated into our financial statements and reporting. As a result of these business activities and our future growth, the scope of our internal control over financial reporting will have to expand, which may subject us to increased internal control risks. Effective internal control over financial reporting must be established and maintained at these subsidiaries in order for us to produce accurate and timely financial reports. Failure to do so would result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which would likely have a negative effect on the market value of our equity securities.

Furthermore, Section 404 of the Sarbanes-Oxley Act currently requires us to evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report. As a smaller reporting company, we were exempt from the auditor attestation requirement regarding our internal control over financial reporting for our fiscal year ended December 31, 2012; however, to the extent we do not qualify as a non-accelerated filer or smaller reporting company in subsequent fiscal years, we will be subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. In such an event, we may not be able to complete the work required for such attestation on a timely basis and, even if we timely complete such requirements, we cannot assure you that our independent registered public accounting firm will conclude that our internal control over financial reporting is effective.

The value of the collateral securing our loans receivable depends on market and economic conditions, the availability of buyers and other factors. In the event of a default, there can be no assurance that the proceeds, if any, from the sale or sales of the collateral securing our loans will be sufficient to satisfy the obligations of our borrowers. There is also a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, or may fluctuate in value based upon the success of the borrower and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the borrower’s remaining assets, if any, which may result in the incurrence of losses that could have a material adverse effect on our financial condition and results of operations.

Changes in, and compliance with, laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy. We are subject to regulation at the federal, state and local level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could harm us and our shareholders, potentially with retroactive effect. In particular, any changes in government regulations that affect our ability to collect amounts due on our residential real estate loans or increased costs to service and monitor such loans, or changes in bankruptcy or collection laws could negatively impact our operating results.

Additionally, changes to laws and regulations may cause us to alter our business strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences in the strategies and plans set forth in this Annual Report. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations. In addition, our inability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate could have a material adverse impact on our financial condition, results of operations and our stock price.

B. Risks Related to an Investment in Our Common Stock

Our common stock is quoted on the OTCQX market, which may not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTCQX, an electronic quotation service for securities traded over-the-counter. Bid quotations can be sporadic and do not provide any meaningful liquidity to investors. In 2012, the Company’s common stock also experienced low average trading volumes, which likely will impact an investor’s sale of a large number of shares at any given time for a desired sales price, if at all.

The market price of our common stock may fluctuate significantly. Since the Effective Date, the market price and liquidity of the market for shares of our common stock has varied significantly, from a low closing sales price per share of $0.23 per share in 2012, to a high closing price per share $0.86 per share in 2010. The market price of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

•	changes or variations in earnings and/or operating results;

•	changes in the value of our portfolio of assets;

•	our ability to complete acquisitions on a timely basis, and generate the expected benefits from such acquisitions;

•	shortfalls in operating revenues or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes in accounting principles or changes in interpretations of existing accounting principles, which could affect our financial results;

•	changes in legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of material litigation involving the Company, or the industries in which we have exposure, or both;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of our common stock by our shareholders;

•	departure of key personnel; and

•	general economic trends and other external factors.

Certain provisions of our Amended and Restated Bylaws could deter takeover attempts and have an adverse impact on the price of our common stock. Our Amended and Restated Bylaws contain provisions to protect the value of our NOLs. Such provisions may have the effect of discouraging a third party from making an acquisition proposal for us, which may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock. See “Tax Benefit Preservation Provision” in Part II, Item 5 of this Annual Report for additional information about these provisions.

Our Rights Agreement could discourage, delay or prevent takeover attempts. Attempts to acquire control of the Company may be discouraged, delayed or prevented by a rights agreement, between Fremont and Mellon Investor Service, LLC dated October 23, 2007 (the “Rights Agreement”), which was adopted to protect the value of our NOLs and continues to remain in effect. The Rights Agreement provides for a dividend distribution of a right for each outstanding share of Company common stock (a “Right”). The Rights Agreement also provides that, in the event that (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Company’s common stock is changed or exchanged; or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights that have previously been voided because they were held by the acquiring person or entity) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company as set forth in the Rights Agreement. The existence of the Rights Agreement may discourage, delay or prevent a third party from effecting a change of control or takeover of the Company in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Our pending legal proceedings and other contingent liabilities may limit our ability to use our common stock as currency in potential future transactions. We are subject to a number of lawsuits seeking monetary damages or injunctive relief and have potential other contingent liabilities, including repurchase claims, which relate to our discontinued operations. See Part I, Item 3 of this Annual Report for more information about our legal proceedings. The outcome of such litigation and other legal matters is always uncertain and could materially adversely affect our financial condition and results of operations, which may limit our ability to utilize our common stock as consideration for potential future acquisitions and other transactions in which we may engage.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease 6,329 square feet in Sherman Oaks, California for our primary executive and administrative offices, as well as 19,916 square feet in Burbank, California for the corporate and administrative offices and primary warehouse facility of our Industrial Supply operations. The leases for each of these facilities expire in 2014, however we have three five-year options available for the Industrial Supply facility. We also lease warehouse space at four regional distribution centers in Dallas, Texas; Orlando, Florida; Chicago, Illinois; and Cranbury, New Jersey, each of which holds inventory to facilitate next day shipping to our customers. We believe our existing properties are adequate for our operations for at least the next twelve months. We expect to open two additional distribution centers in 2013, to obtain broader geographic coverage and to improve shipping times to our customers in those regions.

Item 3.	Legal Proceedings

Bankruptcy Proceedings

The Company has been and is continuing to reposition its business after a bankruptcy reorganization process, from which the Company emerged in June 2010. Prior to June 2008, the Company operated as a financial services holding company, with most operations conducted through FIL, which offered certificates of deposit, savings and money market deposit accounts through retail banking branches in California and was a significant participant in the residential and commercial mortgage lending industry.

In June 2008, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the California Federal Bankruptcy Court. In May 2010, the California Federal Bankruptcy Court entered an order, as amended (the “Confirmation Order”), confirming the Plan of Reorganization. On the Effective Date, the Company emerged from Bankruptcy Proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada, which, among other things, changed the Company’s name to Signature Group Holdings, Inc.

The Confirmation Order and the Plan of Reorganization provided for a number of material transactions and events as of or following the Effective Date, certain of which are summarized below.

Consolidation of Fremont Subsidiaries. On the Effective Date, Fremont completed a two-step merger transaction in which Fremont General Credit Corporation (“FGCC”), a wholly owned subsidiary of Fremont, merged with and into Fremont (the “FGCC Merger”) and then Fremont Reorganizing Corporation (“FRC”), formerly known as FIL, merged with and into Fremont (the “FRC Merger”), with Fremont as the surviving corporation in both mergers. Following the consummation of the FGCC Merger and the FRC Merger, the assets of FGCC and FRC became the assets of Signature and any existing liabilities of FGCC and FRC, any guarantees by FGCC or FRC of any obligation of Fremont and any joint and several liabilities of FGCC and FRC became obligations of Signature. All of the stock of FGCC and FRC was canceled and all intercompany claims and obligations of Fremont, FGCC and FRC were eliminated.

Signature Common Stock Investment, Warrants Issuance and Registration Rights. Pursuant to the Plan of Reorganization, a series of accredited investors including Signature’s CEO, Craig Noell, and one of our current Board members (collectively, the “Signature Investors”) purchased an aggregate of 12.5 million shares of Signature’s common stock for an aggregate purchase price of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the Signature Investors.

Additionally, pursuant to the Plan of Reorganization, in June 2010, Signature issued warrants to purchase an aggregate of 15.0 million shares of Signature’s common stock (the “Warrants”) to three investors, including Signature Group Holdings, LLC, an investment management company owned by the Company’s CEO and CFO, Craig Noell and Kyle Ross, respectively, which owns the Warrants on behalf of itself and certain other nominees, and two other investors (collectively, the “Warrant Investors”). The Warrants vested 20% on the issuance date, and vest 20% each year thereafter on the anniversary of the issuance date. The Warrant Investors are required to pay cash in the amount of $0.02 per vested share for the Warrants, which is payable upon vesting, for an aggregate purchase price of $0.3 million.

The exercise price for the Warrants was originally $1.03, but as a result of anti-dilution and pricing protection provisions in the Warrants, the exercise price of Warrants to purchase 3,100,000 shares of the Company’s common stock has been reduced to $0.664 per share and the exercise price of the balance of the Warrants has been reduced to $0.69 per share, upon dilutive issuances of securities.

The Company has entered into a registration rights agreement with the Signature Investors and Warrant Investors, pursuant to which the Company as agreed to use commercially reasonable efforts to register the shares of common stock issued to the Signature Investors and issuable to the Warrant Investors upon the exercise of Warrants in accordance with the requirements of the Securities Act of 1933, as amended, pursuant to a resale shelf registration statement on Form S-3 or if the Company is not eligible to use Form S-3, on a registration statement on Form S-1.

Distributions. Pursuant to the Plan of Reorganization, on the Effective Date, the Company paid claims aggregating $280.8 million to satisfy Allowed Claims, as defined in the Plan of Reorganization. In addition to the Allowed Claims, on the Effective Date, the Company paid an additional $2.7 million in professional fees to five firms with aggregate claims of $4.9 million. Between the Effective Date and December 31, 2012, the Company paid an additional $1.3 million in professional fees to these firms, as well as $4.2 million in substantial contribution claims, which included expense reimbursements to plan proponent and other interested parties the California Federal Bankruptcy Court determined had made substantial contributions in Signature’s progress toward reorganization.

Litigation and Loan Repurchase Settlements. During the Bankruptcy Proceedings, the Company executed a number of settlement agreements related to litigation matters and loan repurchase claims, pursuant to which the Company paid a total of $118.6 million in settlements, including $36.5 million included in Allowed Claims above. In the year ended December 31, 2012, no additional settlements were executed or paid, leaving $5.1 million in claims that have not yet been paid (the “Unpaid Claims”). The Unpaid Claims consist of the Colburn and Walker matters set forth in “Legal Proceedings” in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report.

Status of Bankruptcy Proceedings. On February 15, 2013, the Company filed a Motion for Final Decree and Order Closing Chapter 11 Case (the “Final Decree”) with the California Federal Bankruptcy Court. On February 28, 2013, claimants Gwyneth Colburn and Kyle Walker filed an Opposition to Reorganized Debtor’s Motion for Entry of Final Decree and Order Closing Case. At a hearing on March 28, 2013, the Final Decree was approved and a written order will be submitted to the California Federal Bankruptcy Court for the judge’s signature. The Final Decree closing the case does not affect the open claims filed by Colburn and Walker.

Legal Proceedings

The information set forth under “Legal Proceedings” in Note 19 — Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on the OTCQX under the trading symbol “SGGH.” The following table sets forth prices of the high and low completed trades of the Company’s common stock as reported as composite transactions on the OTCQX.

	2012		2011
	High	Low	High	Low
1st Quarter	$0.36	$0.24	$0.83	$0.60
2nd Quarter	0.39	0.23	0.75	0.50
3rd Quarter	0.54	0.27	0.74	0.38
4th Quarter	0.50	0.35	0.47	0.25

On March 1, 2013, there were 1,410 registered shareholders and the last reported trade of our common stock on the OTCQX was $0.48 per share.

Dividends

There were no cash dividends declared on Signature’s common stock during the years ended December 31, 2012 and 2011.

The decision to pay dividends is made by the Board and is dependent on the earnings of Signature, management’s assessment of future capital needs, and other factors. The Company has not paid a dividend since the fourth quarter of 2006. Signature does not expect to pay any cash dividends on its common stock in the foreseeable future. Signature anticipates that any earnings generated from future operations will be used to finance its operations and growth.

Equity Compensation Plan Information

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans (“Equity Plans”) as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants and Stock Rights (a)	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants and Stock Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity plans approved by security holders	10,537,000	$0.54	8,835,906
Equity plans not approved by security holders	—	—	—

	10,537,000	$0.54	8,835,906

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2012.

Tax Benefit Preservation Provision

In order to preserve valuable tax attributes following emergence from Bankruptcy Proceedings, restrictions were included in our Amended and Restated Bylaws on transfers of Signature common stock. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a “five-percent holder” of Signature (as defined in Section 1.382-2T(g) of the Tax Code) or (ii) the ownership interests of any five-percent holder shall be increased or decreased. Persons wishing to become a five-percent holder (or existing five-percent holders wishing to increase or decrease their percentage share ownership) must request a waiver of the restriction from Signature, and the Board may grant a waiver in its sole discretion.

The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year, or eliminate the NOLs altogether if such a “change of control” were to occur during the two-year period after emerging from Bankruptcy Proceedings on the Effective Date. This two-year period “change of control” test has expired and the Company no longer believes there is a risk of full elimination of the NOLs.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains certain non-GAAP financial information. See “Reconciliation of Non-GAAP Financial Measures” below for important information regarding the non-GAAP financial information included in this Item 7, together with a reconciliation of such non-GAAP financial information presented to the most comparable GAAP information.

OVERVIEW

Signature is a diversified enterprise with current principal holdings in cash, financial assets, and principal activities in industrial supply and special situations finance. We anticipate that we will continue to use our cash and other financial assets to pursue value-enhancing acquisitions and leverage our unique tax assets, as well as support the growth needs of our existing operating segments, as necessary.

We plan to acquire controlling interests in businesses with talented and experienced management teams, strong margins, and defensible market positions. We regularly consider acquisitions of businesses that operate in unique industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our businesses as autonomous subsidiaries.

A key element to our business strategy is utilizing our federal and state NOLs, primarily generated by Fremont’s legacy businesses. As of December 31, 2012, our federal and California NOLs are $886.9 million and $980.0 million, respectively. The NOLs are further discussed in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Operating Segments

The Company’s consolidated financial statements included in this Annual Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations present the Company’s financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating subsidiaries and our growth strategies, as well as ongoing general corporate functions are included in continuing operations.

Continuing Operations: At December 31, 2012, Signature’s continuing operations had $121.4 million in assets, or 96.6% of our total assets, and $57.7 million of liabilities, or 85.5% of our total liabilities. Continuing operations includes two operating segments, Industrial Supply and Signature Special Situations. Industrial Supply is comprised of our wholly owned subsidiary, NABCO, whose results of operations have been consolidated into Signature’s operations since the NABCO Acquisition Date. NABCO is one of the largest independent suppliers of circuit breakers in the United States and is focused on the replacement circuit breaker market, particularly for commercial and industrial applications where replacement time is extremely important.

Our other continuing operations segment is Signature Special Situations, which may opportunistically acquire sub-performing and nonperforming commercial and industrial loans, leases and mortgages typically at a discount to UPB. We may also originate secured debt financings to middle market companies for a variety of situations including supporting another transaction such as an acquisition, recapitalization or restructuring. In addition, we may take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets. The largest asset in this segment is a portfolio of subprime residential real estate loans. In the first quarter of 2012, we determined that the economics of a “hold and retain” strategy were advantageous, as compared to the secondary market bids received for our performing (less than sixty days past due) residential real estate loan portfolio. As a result of management’s analysis and our current liquidity position, we intend to hold these loans for investment for the foreseeable future. With the change of intention, we reclassified $23.0 million of loans, with an aggregate UPB of $46.9 million, from discontinued operations to Signature Special Situations on April 1, 2012.

Discontinued Operations: At December 31, 2012, Signature’s discontinued operations had $4.3 million in assets, or 3.4% of our total assets, and $9.8 million of liabilities, or 14.5% of our total liabilities. Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold or discontinued by the Company, including certain of Fremont’s former operations, or where the Company is actively engaged in sale discussions. In the fourth quarter of 2012, the Company received an unsolicited offer from a third party to purchase the intellectual property and other assets of Cosmed, the Company’s majority owned subsidiary that owns the product formulations of an anti-aging line of skin care products. Management is currently engaged in negotiations to sell substantially all of the assets of Cosmed. As a result, Cosmed’s assets, liabilities and results of operations have been reclassified in discontinued operations for all periods presented. No assurances can be made that the Cosmed transaction will close in a timely manner, or at all.

In addition to Cosmed, the Company’s discontinued operations include (i) loans held for sale, net, which was comprised of sub-performing and nonperforming (sixty or more days past due) residential real estate loans, which were entirely liquidated in the year ended December 31, 2012; (ii) REO, which is comprised of property acquired through foreclosure, or deed in lieu of foreclosure, on loans secured by real estate, and (iii) commercial real estate investments, held for sale, which are participations in community development projects and other similar types of loans and investments in partnerships. Under our business strategy, we seek to maximize the value of the discontinued operations assets and expect to redeploy the proceeds in our continuing operations.

The largest liability within discontinued operations is our residential loan repurchase reserve, which, as a result of receiving no new claims in more than eighteen months, has been reduced to $7.5 million at December 31, 2012. See “Critical Accounting Policies” below for additional information about the repurchase reserve.

Discontinued operations also includes operating costs and liabilities associated with various litigation matters pertaining to Fremont’s prior business activities. As of December 31, 2012, the Company was a party to forty-three defensive cases involving individual home borrowers, the majority of whom are fighting to hold off foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter because it was the originator of the mortgage. We are also involved in three defensive cases involving former Fremont executives seeking severance claims. See “Legal Proceedings” in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which we are involved.

Corporate and Other

Corporate and other operating costs relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations. These operating costs are not allocated to any segments, as management excludes such costs when assessing segment performance.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to GAAP. The Company’s accounting policies are fundamental to understanding our consolidated financial statements and this Management’s Discussion and Analysis of Results of Operations and Financial Condition. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and operating revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described below. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Repurchase reserve

Fremont’s subprime residential mortgage business originated residential real estate loans, and made customary standard industry representations and warranties in sales of those residential real estate loans. As a result of breaches of certain of these representations and warranties, the Company may be required to repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve pursuant to FASB Accounting Standards Codification (“ASC”) 460-10, Guarantees, and FASB ASC 450-10, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims, as well as potential future loan repurchase claims. The reserve is based on historical repurchase settlements, expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased. Because the estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment, we have identified the estimate of the repurchase reserve as a critical accounting estimate, and actual results may vary significantly from the current estimate. When loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve.

The repurchase reserve may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, and other relevant factor. The estimated range of possible losses related to repurchase claims at December 31, 2012, both known and unknown, was $4.0 million to $8.1 million, for which the Company maintained a repurchase reserve of $7.5 million. The estimated range of possible losses related to repurchase claims at December 31, 2011, both known and unknown, was $4.6 million to $9.3 million, for which the Company maintained a repurchase reserve of $8.5 million. The repurchase reserve is included in noncurrent liabilities of discontinued operations in the consolidated balance sheets, and the provision for loss or the relief of the repurchase reserve is included in other income (expense) in the statements of operations of discontinued operations.

The repurchase reserve represents our best estimate of the probable loss that the Company may incur for material breaches of certain representations and warranties in the contractual provisions of its sales of residential real estate loans. Because the level of repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the liability for loan repurchase losses is difficult to estimate and requires considerable management judgment.

Deferred tax asset valuation

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and NOLs. At December 31, 2012 and 2011, we had deferred tax assets of $373.7 million and $409.0 million, respectively, each with full valuation allowances. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, and future reversals of existing taxable temporary differences. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

Our analysis of the realizability of deferred tax assets considers any future taxable income expected from continuing operations. The use of different assumptions of future earnings, the periods in which items will affect taxable income and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be adjusted, which could have a material effect on our results of operations and financial condition. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a full valuation allowance.

Our interpretations of tax laws are subject to examination by the IRS and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.

Goodwill and intangible assets

As a result of our acquisitions, we have goodwill and other intangible assets. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill was $17.8 million as of December 31, 2012 and 2011. Intangible assets consist primarily of customer relationships and trade names and totaled $4.3 million and $6.7 million as of December 31, 2012 and 2011, respectively, net of accumulated amortization. Goodwill and intangible assets together represented 17.6% and 17.1% of our total assets as of December 31, 2012 and 2011, respectively.

Goodwill is not amortized but must be allocated to reporting units and tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. Our reporting unit for purposes of goodwill impairment testing is Industrial Supply. We perform our annual goodwill impairment test for all reporting units in the fourth quarter each year using a two-step process. First, we compare the fair value of each reporting unit to its current carrying amount, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If, however, the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, discount rates and an applicable control premium. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit. There are widely accepted valuation methodologies, such as the market approach (earnings multiples and/or transaction multiples) and/or income approach (discounted cash flow methods), that are used to estimate the fair value of reporting units. In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections and market data. Because of the significant judgment used in determining the estimated fair value of out reporting units and the material balances of our goodwill and intangible assets compared to our total assets, we have identified estimating the fair value of our reporting units as a critical accounting estimate.

In estimating the fair value of the reporting units in step one of the goodwill impairment analyses, fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analyses is required, changes in the estimated fair values of individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any. In conducting our goodwill impairment test for 2012, we determined the fair value of our reporting units using a discounted cash flow analysis, a form of the income approach. Our discounted cash flow analysis required management to make judgments about future revenue growth and operating costs. We relied on each reporting unit’s internal cash flow forecast and calculated a terminal value using a growth rate that reflected the nominal growth rate of the economy, as a whole, and discount rates for the respective reporting units.

Based on the results of step one of our 2012 goodwill impairment test, we determined that the fair value of Industrial Supply, including goodwill, significantly exceeded its carrying value. Actual operating revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) are tracking 11.8% and 45.4% higher than our original estimates made at the acquisition date, implying that Industrial Supply was not at risk of failing step one of the impairment test. Accordingly, goodwill was not considered impaired and the second step of impairment testing was not required.

Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of the intangible asset, is recognized if the sum of the estimated undiscounted cash flows relating to the intangible asset is less than the corresponding carrying value. We did not recognize impairment on intangible assets in the years ended December 31, 2012 or 2011.

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2012 Highlights

•

Our consolidated net loss was $7.5 million, or $0.06 per share, a $5.3 million improvement over the year ended December 31, 2011. Our loss from continuing operations was $4.0 million, or $0.03 per share, a $0.5 million increase from 2011, when we posted a $3.5 million loss, or $0.03 per share.

•

Industrial Supply continued its strong performance and growth generating Adjusted EBITDA of $9.0 million for the year ended December 31, 2012. Net sales increased to $36.2 million and gross margin remained strong at 37.3% for the year. These results allowed us to reduce our outstanding debt by $6.9 million during the year, at the same time increasing our inventory.

•	We reduced the assets of discontinued operations by $18.3 million, or 81.1% during the year ended December 31, 2012, providing $12.8 million of cash from operating and investing activities.

•

We initiated an operating cost reduction program and reduced head count by 25%, or six full-time equivalents in the corporate offices, during the year, as well as made considerable strides in reducing our outstanding litigation matters, which resulted in our litigation costs decreasing by $2.8 million.

The following table presents selected components of the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011
Operating revenues	$43,933	$19,508
Operating costs	46,352	29,676
Other income (expense)	(888)	5,613

Loss from continuing operations before reorganization items, net and income taxes	(3,307)	(4,555)
Reorganization items, net	80	1,540

Loss from continuing operations before income taxes	(3,387)	(6,095)
Income tax expense (benefit)	580	(2,628)

Loss from continuing operations	(3,967)	(3,467)
Loss from discontinued operations, net of income taxes	(3,501)	(9,407)

Net loss	(7,468)	(12,874)
Loss attributable to noncontrolling interest	—	(100)

Net loss attributable to Signature Group Holdings, Inc.	$(7,468)	$(12,774)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations, net of income taxes	(0.03)	(0.08)

Net loss attributable to Signature Group Holdings, Inc.	$(0.06)	$(0.11)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

General

Net loss attributable to Signature Group Holdings, Inc. decreased $5.3 million to $7.5 million for the year ended December 31, 2012, as compared to $12.8 million for the year ended December 31, 2011. The decrease in our net loss in 2012 is primarily related to reductions in loss from discontinued operations, net of income taxes offset by a small increase in loss from continuing operations. See “Review of Operating Segments Results of Operations” below for additional detail regarding our operating segments.

Loss from continuing operations

Loss from continuing operations increased $0.5 million to $4.0 million for the year ended December 31, 2012, as compared to $3.5 million for the year ended December 31, 2011. The increase in loss from continuing operations is primarily related to a $16.7 million increase in operating costs, a $6.5 million decrease in other income and a $3.2 million increase in income tax expense, partially offset by a $24.4 million increase in operating revenues and a $1.5 million decrease in reorganization items, net.

Operating revenues

Total operating revenues for the year ended December 31, 2012 increased 125.2%, or $24.4 million, to $43.9 million, as compared to $19.5 million for the year ended December 21, 2011. The increase is primarily due to a $22.1 million increase, or 156.0%, in net sales of Industrial Supply, which was included for the full year in 2012 compared to only five months in 2011. This increase also reflects an increase in operating revenues provided by Signature Special Situations of $2.4 million, or 42.0%, for the year ended December 31, 2012, which is primarily related to a $1.6 million increase in change in market valuation allowance on loans receivable, net and $0.5 million of contingent consideration received.

Operating costs

Total operating costs increased $16.7 million to $46.4 million for the year ended December 31, 2012, as compared to $29.7 million for the year ended December 31, 2011. The increase in operating costs is primarily due to a $17.7 million increase in operating costs of Industrial Supply, which was included for the full year 2012 compared to only five months in 2011, partially offset by a $1.2 million decrease in selling, general and administrative expenses in corporate and other for the year ended December 31, 2012.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes decreased $5.9 million to a loss of $3.5 million for the year ended December 31, 2012, as compared to $9.4 million for the year ended December 31, 2011, due primarily to a reduction in activities in our discontinued operations segment, particularly related to ongoing legal matters.

Consolidated Financial Condition

The following table presents selected components of the Company’s consolidated balance sheets as of December 31, 2012 and 2011:

	December 31,
(Dollars in the thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$53,699	$52,356
Investment securities, available for sale	3,060	4,991
Trade accounts receivable, net	3,607	4,073
Inventory	10,247	7,752
Loans receivable, net due within one year	620	1,172
Loans held for sale, net	—	20,317
Other current assets	1,266	2,356
Current assets of discontinued operations	3,614	19,569

Total current assets	76,113	112,586
Loans receivable, net	23,752	2,578
Intangible assets, net	4,329	6,708
Goodwill	17,780	17,780
Other noncurrent assets	3,087	384
Noncurrent assets of discontinued operations	650	2,982

TOTAL ASSETS	$125,711	$143,018

	December 31,
(Dollars in the thousands)	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,222	$4,686
Lines of credit	1,000	5,116
Contingent consideration due within one year	4,000	—
Long-term debt due within one year	3,490	2,807
Other current liabilities	1,009	888
Current liabilities of discontinued operations	2,292	3,211

Total current liabilities	14,013	16,708
Contingent consideration	—	3,597
Long-term debt	43,562	48,806
Common stock warrant liability	2,350	1,403
Other noncurrent liabilities	60	167
Noncurrent liabilities of discontinued operations	7,500	8,500

TOTAL LIABILITIES	67,485	79,181

TOTAL SHAREHOLDERS’ EQUITY	58,226	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,711	$143,018

December 31, 2012 Compared to December 31, 2011

General

As discussed further below, total assets decreased by $17.3 million, or 12.1%, to $125.7 million at December 31, 2012, from $143.0 million at December 31, 2011. The decrease in total assets is primarily the result of an $18.3 million decrease in assets of discontinued operations, which is largely due to the sale of our residential real estate loans held for sale and more than twenty of our REO properties. The decrease also reflects a $2.4 million decrease in intangible assets and a $1.9 million decrease in investment securities, available for sale, partially offset by a $1.3 million increase in cash and cash equivalents, a $2.5 million increase in inventory and a $1.6 million increase in other assets. Total liabilities decreased by $11.7 million, or 14.8%, to $67.5 million at December 31, 2012, from $79.2 million at December 31, 2011. The decrease in total liabilities is primarily the result of a $8.7 million decrease in debt, a $2.5 million decrease in trade payables and a $1.9 million decrease in liabilities of discontinued operations, partially offset by a $0.4 million increase in contingent consideration and a $0.9 million increase in the common stock warrant liability.

Cash and cash equivalents

Cash and cash equivalents increased $1.3 million to $53.7 million at December 31, 2012, from $52.4 million at December 31, 2011. The $1.3 million increase in cash was primarily due to $12.8 million provided by operating and investing activities of discontinued operations, as more fully described in “Review of Operating Segments Financial Condition — Discontinued Operations” below, and $2.8 million in collections on loans receivable, net, including net repayments from borrowers under lines of credit facilities, partially offset by $8.3 million of repayments and retirement of debt, a $2.5 million increase in inventory and a $2.5 million decrease in trade payables, along with expenses associated with the $7.5 million net loss.

Investment securities, available for sale

Investment securities, available for sale decreased $1.9 million to $3.1 million at December 31, 2012, from $5.0 million at December 31, 2011. The decrease was primarily due to the sale of corporate bonds by Signature Special Situations, which resulted in a gain of $0.3 million.

Trade accounts receivable, net

Trade accounts receivable, net decreased $0.5 million to $3.6 million at December 31, 2012, from $4.1 million at December 31, 2011. The decrease was primarily due to the timing of payments received from customers.

Inventory

Inventory increased $2.5 million to $10.2 million at December 31, 2012, from $7.7 million at December 31, 2011. The increase in inventory was related to growth in the Industrial Supply segment during the year and opportunistic inventory purchases that reflect management’s desire to maintain strong inventory levels to support ongoing growth initiatives.

Loans receivable, net and loans held for sale, net

Together, loans receivable, net and loans held for sale, net increased $0.3 million to $24.4 million at December 31, 2012, from $24.1 million at December 31, 2011. The increase was primarily due to a $2.8 million change in market valuation allowance, increasing the carrying value of loans held for sale, net prior to their reclassification to loans receivable, net, offset by principal collections on loans receivable and repayments under commercial lines of credit.

Intangible assets, net

Intangible assets, net, comprised of customer relationships and trade names, decreased $2.4 million to $4.3 million at December 31, 2012, from $6.7 million at December 31, 2011, as a result of scheduled amortization.

Trade payables

Trade payables decreased $2.5 million to $2.2 million at December 31, 2012, from $4.7 million at December 31, 2011. The decrease is primarily attributable to a $2.2 million reduction in trade payables within corporate and other, as professional fee expenses were $3.0 million lower in the fourth quarter of 2012, compared to the fourth quarter of 2011.

Lines of credit

Lines of credit decreased $4.1 million to $1.0 million at December 31, 2012, from $5.1 million at December 31, 2011. The decrease reflects our repayment of a portion of our line of credit as a result of strong operating results and liquidity in the Industrial Supply segment.

Contingent consideration

Contingent consideration increased $0.4 million to $4.0 million at December 31, 2012, from $3.6 million at December 31, 2011. In accordance with the NABCO purchase agreement, NABCO’s former shareholders earned contingent consideration of $4.0 million, based on the achievement of certain EBITDA milestones for the fiscal year ended December 31, 2012.

Long-term debt

Long-term debt decreased $4.5 million to $47.1 million at December 31, 2012, from $51.6 million at December 31, 2011. The decrease was attributable to scheduled amortization on the term loan, scheduled and accelerated principal amortization payments on the seller notes, and the repurchase of $1.8 million of our 9.00% notes payable due in December 2016 (the “Notes Payable”) in May 2012.

Common stock warrant liability

Common stock warrant liability increased $0.9 million to $2.3 million at December 31, 2012, from $1.4 million at December 31, 2011. Pursuant to our Plan of Reorganization, Signature issued Warrants to purchase 15.0 million shares of the Company’s common stock at a price of $1.03 per share. The Warrants include anti-dilution and pricing protection provisions, which provide for a reduction in the strike price of the Warrants if any common stock (or equivalents) of the Company, other than common stock (or equivalents) issued under the Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”), is issued at a price per share less than the exercise price during the term of the Warrants. The Warrants can also be adjusted due to future equity offerings undertaken by the Company with exercise pricing set at the then-current market price of the related shares or the contractual terms of other equity-linked financial instruments issued in a subsequent period. Accordingly, equity treatment is not allowed and the Warrants are classified as a derivative liability and re-measured at fair value at each reporting period. We value the Warrants using a trinomial lattice option pricing model that utilizes various assumptions.

The $0.9 million change in fair value of the common stock warrant liability during the year ended December 31, 2012 is primarily attributable to an increase in the underlying market price of the our common stock and a reduction in the remaining contractual term of the Warrants. The weighted average exercise price of the Warrants is $0.68 per share at December 31, 2012, which reflects a reduction to the original exercise price as a result of dilutive issuances of our common stock subsequent to the issuance of the Warrants. See Note 11 — Common Stock Warrant Liability in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the Warrants.

Assets and liabilities of discontinued operations

Assets of discontinued operations decreased to $4.3 million at December 31, 2012, from $22.6 million at December 31, 2011. Liabilities of discontinued operations decreased to $9.8 million at December 31, 2012, from $11.7 million at December 31, 2011. See “Review of Operating Segments Financial Condition — Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following tables present revenues, expenses, net earnings (loss) and other key financial measures from our operating segments for the years ended December 31, 2012 and 2011. We have three primary operating segments: Industrial Supply, Signature Special Situations and discontinued operations. Results of operations and other financial measures that are not included in our primary operating segments are included in corporate and other in the tables below.

Year Ended December 31, 2012, as Compared to the Year Ended December 31, 2011

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues:
Net sales	$36,242	$—	$—	$—	$36,242	$358	$36,600
Interest	—	4,600	940	(1,347)	4,193	185	4,378
Change in market valuation on loans held for sale, net	—	2,776	—	—	2,776	—	2,776
Loss on investment securities, available for sale	—	(273)	—	—	(273)	—	(273)
Discount recognized on payoff of loans receivable, net	—	495	—	—	495	—	495
Contingent consideration	—	500	—	—	500	—	500
Gain on loans held for sale	—	—	—	—	—	850	850
Loss on real estate owned	—	—	—	—	—	(336)	(336)
Other operating revenues, net	—	—	—	—	—	(84)	(84)

Total operating revenues	36,242	8,098	940	(1,347)	43,933	973	44,906

Operating costs:
Cost of goods sold	22,713	—	—	—	22,713	498	23,211
Selling, general and administrative	4,578	131	12,419	—	17,128	5,036	22,164
Interest	1,162	940	3,410	(1,347)	4,165	18	4,183
Amortization of intangibles	2,346	—	—	—	2,346	74	2,420

Total operating costs	30,799	1,071	15,829	(1,347)	46,352	5,626	51,978

Operating profit (loss)	5,443	7,027	(14,889)	—	(2,419)	(4,653)	(7,072)

Other income (expense):
Change in fair value of common stock warrant liability	—	—	(947)	—	(947)	—	(947)
Recovery of allowance for repurchase reserve	—	—	—	—	—	1,000	1,000
Gain on extinguishment of long-term debt	—	—	396	—	396	—	396
Change in fair value of contingent consideration	(403)	—	—	—	(403)	—	(403)
Other	—	—	66	—	66	179	245

Total other income (expense)	(403)	—	(485)	—	(888)	1,179	291

Earnings (loss) before reorganization items, net and income taxes	5,040	7,027	(15,374)	—	(3,307)	(3,474)	(6,781)
Reorganization items, net	—	—	80	—	80	24	104

Earnings (loss) before income taxes	5,040	7,027	(15,454)	—	(3,387)	(3,498)	(6,885)
Income tax expense (benefit)	2,230	1,467	(3,117)	—	580	3	583

Net earnings (loss)	2,810	5,560	(12,337)	—	(3,967)	(3,501)	(7,468)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,810	$5,560	$(12,337)	$—	$(3,967)	$(3,501)	$(7,468)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2011
Operating revenues:
Net sales	$14,158	$—	$—	$—	$14,158	$1,123	$15,281
Interest	—	4,460	—	(354)	4,106	1,475	5,581
Change in market valuation on loans held for sale, net	—	1,189	—	—	1,189	—	1,189
Gain on investment securities, available for sale	—	55	—	—	55	—	55
Gain on loans held for sale	—	—	—	—	—	375	375
Loss on real estate owned	—	—	—	—	—	(942)	(942)
Other operating revenues, net	—	—	—	—	—	985	985

Total operating revenues	14,158	5,704	—	(354)	19,508	3,016	22,524

Operating costs:
Cost of goods sold	8,890	—	—	—	8,890	1,095	9,985
Selling, general and administrative	2,115	(162)	13,604	—	15,557	11,789	27,346
Interest	645	—	3,510	(354)	3,801	80	3,881
Amortization of intangibles	1,428	—	—	—	1,428	105	1,533

Total operating costs	13,078	(162)	17,114	(354)	29,676	13,069	42,745

Operating profit (loss)	1,080	5,866	(17,114)	—	(10,168)	(10,053)	(20,221)

Other income (expense):
Change in fair value of common stock warrant liability	—	—	4,297	—	4,297	—	4,297
Recovery of allowance for repurchase reserve	—	—	—	—	—	373	373
Gain on sale of premises	—	—	1,388	—	1,388	—	1,388
Change in fair value of contingent consideration	(119)	—	—	—	(119)	—	(119)
Other	—	—	47	—	47	367	414

Total other income (expense)	(119)	—	5,732	—	5,613	740	6,353

Earnings (loss) before reorganization items, net and income taxes	961	5,866	(11,382)	—	(4,555)	(9,313)	(13,868)
Reorganization items, net	—	—	1,540	—	1,540	—	1,540

Earnings (loss) before income taxes	961	5,866	(12,922)	—	(6,095)	(9,313)	(15,408)
Income tax expense (benefit)	365	35	(3,028)	—	(2,628)	94	(2,534)

Net earnings (loss)	596	5,831	(9,894)	—	(3,467)	(9,407)	(12,874)
Loss attributable to noncontrolling interest	—	—	—	—	—	(100)	(100)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$596	$5,831	$(9,894)	$—	$(3,467)	$(9,307)	$(12,774)

Industrial Supply

General

The Industrial Supply results of operations have been included in our consolidated results of operations since the NABCO Acquisition Date. As discussed further below, for the year ended December 31, 2012, the Industrial Supply segment generated net earnings of $2.8 million, on $36.2 million in net sales and $30.8 million of operating costs, including $2.3 million of amortization of intangible assets.

Operating revenues

Operating revenues from the Industrial Supply segment in the year ended December 31, 2012 were $36.2 million, comprised entirely of net sales. The increase in net sales in 2012 is primarily related to the consolidation of Industrial Supply’s results of operations for the full year in 2012, as compared to only five months in the year ended December 31, 2011. Net sales in the five months ended December 31, 2012 were $15.9 million, as compared to $14.2 million in the five months ended December 31, 2011, a 12.3% increase over the comparable period. The 12.3% increase is due to our expanded geographical foot print of customers under preferred supplier arrangements and strategic pricing, as well as a one-time surge in demand for circuit breakers following Hurricane Sandy.

Operating costs

Operating costs in the Industrial Supply segment were $30.8 million for the year ended December 31, 2012, as compared to $13.1 million for the year ended December 31, 2011. The increase in operating costs is primarily related to the consolidation of Industrial Supply’s results of operations for the full fiscal year in 2012, as compared to only five months in the year ended December 31, 2011. Operating costs for the five months ended December 31, 2012 were $13.4 million, as compared to $13.1 million for the five months ended December 31, 2011. The increase in operating costs in the five months ended December 31, 2012, as compared to the comparable period in 2011 is primarily attributable to higher cost of goods sold associated with increased sales.

Gross margin remained relatively stable at 37.3% for the year ended December 31, 2012, as compared to 37.2% for the year ended December 31, 2011.

Other income (expense)

Other income (expense) increased $0.3 million, reflecting the change in fair value of contingent consideration. The increase is the result of Industrial Supply EBITDA exceeding certain EBITDA thresholds in the year ended December 31, 2012 and the final determination of the earnout.

Signature Special Situations

General

As discussed further below, net earnings in the Signature Special Situations segment decreased $0.2 million to $5.6 million for the year ended December 31, 2012, as compared to $5.8 million for the year ended December 31, 2011.

In the second quarter of 2012, the Company determined that the economics of a “hold and retain” strategy were advantageous as compared to the secondary market bids received for the performing subprime residential real estate loan portfolio. The results of operations related to these loans have been reclassified from discontinued operations to Signature Special Situations for all periods presented.

Operating revenues

Operating revenues for Signature Special Situations increased $2.4 million to $8.1 million for the year ended December 31, 2012, as compared to $5.7 million for the year ended December 31, 2011. The increase is primarily related to a $1.6 million increase in change in market valuation allowance on loans held for sale, a $0.1 million increase in interest income, the realization and collection of $0.5 million of contingent consideration, a $0.5 million increase in discount recognized on payoff of loans receivable, net, partially offset by a $0.3 million loss on investment securities, available for sale.

As part of a March 2012 restructuring of the commercial loans, an additional $0.5 million of consideration was receivable from the restructured borrower should certain pretax milestones be achieved, which at the time of the restructuring was assigned an estimated fair value of zero. Based on the restructured borrower’s results of operations in 2012, we received and recognized the $0.5 million of contingent consideration.

Change in market valuation allowance on loans held for sale, net

Prior to the reclassification of the performing residential real estate portfolio to continuing operations in April 2012, the loans were classified as held for sale and were carried at the lower of cost of fair value, with changes in fair value recognized in current period results of operations. The change in market valuation allowance on loans held for sale, net increased $1.6 million to $2.8 million in the year ended December 31, 2012, as compared to $1.2 million for the year ended December 31, 2011. The increase is primarily attributable to an increase in the market value of the loans as a result of lower delinquencies and the general strengthening of the residential real estate loan secondary market. Following the reclassification of the loans to held for investment, changes in market value are not recognized in current period earnings.

Interest income

Interest income increased $0.1 million to $4.6 million during the year ended December 31, 2012, as compared to $4.5 million for the year ended December 31, 2011. The increase is primarily related to a $4.4 million increase in average interest-earning assets, to $36.8 million during the year ended December 31, 2012, as compared to $32.4 million during the year ended December 31, 2011, partially offset by a reduction in the effective yield, from 13.8% to 12.5%. The decrease in the effective yield in 2012 was primarily related to a $2.2 million increase in the average carrying value of the residential real estate loans, due to a market valuation adjustment that reduced the effective yield on the residential real estate loans from 14.8% in 2011 to 13.2% in 2012.

Discount recognized on payoff of loans receivable, net

During the year ended December 31, 2012, we recognized $0.5 million of discount on payoff of loans receivable carried at a discount, as compared to zero in the year ended December 31, 2011. When a loan receivable that is held for investment and carried at a discount to UPB pays off, the unamortized discount is recognized in earnings as discount recognized on payoff of loans receivable, net.

Operating costs

Operating costs increased $1.3 million to $1.1 million for the year ended December 31, 2012, as compared to a net credit of $0.2 million for the year ended December 31, 2011. The increase is primarily related to the allocation of $0.9 million of intercompany interest expense, which began in 2012, and an increase in loan servicing expenses. The credit in selling, general and administrative expenses in 2011 is a result of a recovery of loan servicing advances on the reclassified loans.

Income tax expense

Income tax expense increased $1.4 million to $1.5 million for the year ended December 31, 2012, as compared to $35 thousand for the year ended December 31, 2011. The increase is primarily related to intercompany tax allocations, which were not allocated in the prior period.

Corporate and Other

General

Amounts included in corporate and other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments. These items do not meet the definition of a segment themselves.

The net loss reported in corporate and other increased by $2.4 million to $12.3 million for the year ended December 31, 2012, as compared to a $9.9 million for the year ended December 31, 2011.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from corporate and other decreased $5.3 million to $0.4 million for the year ended December 31, 2012, as compared to $5.7 million for the year ended December 31, 2011. The decrease is primarily related to the change in fair value of the common stock warrant liability, which increased during the year ended December 31, 2012, based largely upon the increase in our stock price from December 31, 2011. The increased liability represented a $0.9 million expense for the year ended December 31, 2012, as compared to $4.3 million of income in the year ended December 31, 2011, primarily as a result of the decrease in the price of our stock from December 31, 2010.

Operating costs

Total operating costs from corporate and other decreased $1.3 million to $15.8 million for the year ended December 31, 2012, as compared to $17.1 million for the year ended December 31, 2011. The decrease is the result a $1.2 million decrease in selling, general and administrative expenses and a $0.1 million decrease in interest expense.

Selling, general and administrative

Selling, general and administrative expenses decreased $1.2 million to $12.4 million for the year ended December 31, 2012, as compared to $13.6 million for the year ended December 31, 2011. The decrease is primarily related to a $1.8 million reduction in management fees, a $0.7 million decrease in legal and professional fees, and a $0.4 million decrease in information technology expenses, partially offset by a $1.3 million increase in compensation and benefits, and a $0.3 million increase in insurance expense. The increase in compensation and benefits was more than offset by the reduction in management fees, which included compensation-related expenses for eight months in 2011. The decrease in legal and professional fees in 2012 is attributable to higher legal and professional fees we incurred in 2011 related to our effort to become current with all of our SEC periodic filings in 2011, as well as the resolution of more than twenty legal cases, which has decreased our litigation costs. Additionally, we incurred in excess of $1.6 million in legal, professional and other fees and expenses associated with the proxy contest costs in 2012.

Interest expense

Interest expense decreased by $0.1 million to $3.4 million for the year ended December 31, 2012, as compared to $3.5 million for the year ended December 31, 2011. The decrease is related to a reduction in the outstanding balance of our Notes Payable due to our repurchase of approximately $1.8 million of the Notes Payable in the open market in May 2012.

Reorganization items, net

Reorganization items, net decreased $1.4 million to $0.1 million for the year ended December 31, 2012, as compared to $1.5 million for the year ended December 31, 2011. The decrease is primarily related to a reduction in professional and legal fees associated with our Bankruptcy Proceedings. Reorganization items, net represent expense or income items that were incurred or realized as a result of our Bankruptcy Proceedings and include professional fees, trustee fees and other expenses directly related to the Bankruptcy Proceedings.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations of the former businesses of the Company, including certain of Fremont’s former operations and Cosmed. In the fourth quarter of 2012, the Company received an unsolicited offer to acquire the intellectual property and other assets of Cosmed. As a result, management has engaged in negotiations to sell substantially all of the assets of Cosmed; however, no assurances can be made that such a transaction will close.

Loss from discontinued operations, net of income taxes decreased $5.8 million to $3.5 million for the year ended December 31, 2012, as compared to $9.3 million for the year ended December 31, 2011.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations decreased $1.6 million to $2.2 million for the year ended December 31, 2012, as compared to $3.8 million for the year ended December 31, 2011. The $2.0 million decrease in operating revenues is primarily related to a $1.3 million reduction in interest income, as we liquidated all of our residential real estate loans held for sale in 2012, and an $0.8 million decrease in net sales at Cosmed. The $0.4 million increase in other income (expense) is primarily related to a $0.6 million increase in recovery of allowance for repurchase reserve, offset by a $0.2 million decrease in recoveries on charged off loans.

Operating costs

Operating costs from discontinued operations decreased $7.5 million to $5.6 million for the year ended December 31, 2012, as compared to $13.1 million for the year ended December 31, 2011. The decrease in operating costs is primarily related to a $6.8 million reduction in selling, general and administrative expenses, resulting from reduced operating activities in discontinued operations, and a $0.6 million decrease in costs of goods sold.

Selling, general and administrative

Selling, general and administrative expenses decreased $6.8 million to $5.0 million for the year ended December 31, 2012, as compared to $11.8 million for the year ended December 31, 2011. The decrease is primarily related to a $3.2 million decrease in legal and professional fees, a $1.3 million decrease in compensation and benefits, an $0.8 million decrease in depreciation expense and a $0.7 million decrease in loan servicing-related expenses. The decreases are attributable to the resolution of outstanding legal matters during the year, including the recovery of $0.4 million in legal fees through the settlement of a legal action, the elimination of substantially all employees dedicated to discontinued operations in 2011, and the sale and disposal of substantially all the information technology systems related to Fremont’s former businesses that were no longer required.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of December 31, 2012 and 2011.

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2012
Current assets:
Cash and cash equivalents	$1,147	$7,983	$44,569	$—	$53,699	$162
Investment securities, available for sale	—	3,060	—	—	3,060	—
Trade accounts receivable, net	3,607	—	—	—	3,607	8
Loans receivable, net due within one year	—	620	—	—	620	—
Real estate owned, net	—	—	—	—	—	830
Inventory	10,247	—	—	—	10,247	516
FHLB stock	—	—	—	—	—	2,051
Other current assets	252	565	6,192	(5,743)	1,266	47

Total current assets	15,253	12,228	50,761	(5,743)	72,499	3,614
Loans receivable, net	—	23,752	—	—	23,752	—
Intangible assets, net	4,329	—	—	—	4,329	196
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	4	4,509	21,952	(26,465)	—	—
Other noncurrent assets	301	2,740	46	—	3,087	54

TOTAL ASSETS	$37,667	$43,229	$72,759	$(32,208)	$121,447	$4,264

Current liabilities:
Trade payables	$1,725	$—	$497	$—	$2,222	$361
Lines of credit	1,000	—	—	—	1,000	—
Contingent consideration due within one year	4,000	—	—	—	4,000	—
Long-term debt due within one year	3,490	—	—	—	3,490	—
Litigation reserve	—	—	—	—	—	1,775
Other current liabilities	4,912	1,583	257	(5,743)	1,009	156

Total current liabilities	15,127	1,583	754	(5,743)	11,721	2,292
Long-term debt	6,316	—	37,246	—	43,562	—
Common stock warrant liability	—	—	2,350	—	2,350	—
Repurchase reserve	—	—	—	—	—	7,500
Intercompany payable	4,509	21,956	—	(26,465)	—	—
Other noncurrent liabilities	60	—	—	—	60	—

TOTAL LIABILITIES	$26,012	$23,539	$40,350	$(32,208)	$57,693	$9,792

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2011
Current assets:
Cash and cash equivalents	$2,168	$2,316	$47,872	$—	$52,356	$200
Investment securities, available for sale	—	4,991	—	—	4,991	—
Trade accounts receivable, net	4,073	—	—	—	4,073	13
Loans receivable, net due within one year	—	1,172	—	—	1,172	—
Loans held for sale, net	—	20,317	—	—	20,317	12,383
Real estate owned, net	—	—	—	—	—	3,966
Inventory	7,752	—	—	—	7,752	929
Other current assets	549	674	2,053	(920)	2,356	2,078

Total current assets	14,542	29,470	49,925	(920)	93,017	19,569
FHLB stock	—	—	—	—	—	2,051
Loans receivable, net	—	2,578	—	—	2,578	—
Intangible assets, net	6,708	—	—	—	6,708	270
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	14	2,972	10,688	(13,674)	—	—
Other noncurrent assets	384	—	—	—	384	261

TOTAL ASSETS	$39,428	$35,020	$60,613	$(14,594)	$120,467	$22,551

Current liabilities:
Trade payables	$1,920	$74	$2,692	$—	$4,686	$1,069
Lines of credit	5,116	—	—	—	5,116	—
Long-term debt due within one year	2,807	—	—	—	2,807	—
Litigation reserve	—	—	—	—	—	1,617
Other current liabilities	1,069	35	704	(920)	888	525

Total current liabilities	10,912	109	3,396	(920)	13,497	3,211
Contingent consideration	3,597	—	—	—	3,597	—
Long-term debt	9,806	—	39,000	—	48,806	—
Common stock warrant liability	—	—	1,403	—	1,403	—
Repurchase reserve	—	—	—	—	—	8,500
Intercompany payable	4,102	9,302	270	(13,674)	—	—
Other noncurrent liabilities	167	—	—	—	167	—

TOTAL LIABILITIES	$28,584	$9,411	$44,069	$(14,594)	$67,470	$11,711

Industrial Supply

At December 31, 2012, Industrial Supply had $37.7 million in total assets and $26.0 million in total liabilities, compared to $39.4 million in total assets and $28.6 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $1.0 million to $1.2 million at December 31, 2012, from $2.2 million at December 31, 2011. The decrease is primarily the result of a $2.5 million increase in inventory, a $6.9 million decrease in lines of credit and long-term debt, partially offset by operating profit of $5.4 million.

Inventory

Inventory increased $2.5 million to $10.2 million at December 31, 2012, from $7.7 million at December 31, 2011, primarily from opportunistic inventory purchases in December 2012 and to support our sales growth. Inventory availability is an important competitive advantage for Industrial Supply, and management determined that an increase in, and maintenance of, a broad base of inventory was important to support and sustain the recent growth.

Lines of credit and long-term debt

Lines of credit decreased by $4.1 million to $1.0 million at December 31, 2012, from $5.1 million at December 31, 2011. Long-term debt decreased $2.8 million to $9.8 million at December 31, 2012, from $12.6 million at December 31, 2011. Strong results of operations and liquidity enabled the repayment of advances under lines of credit, while the decrease in long-term debt is the result of scheduled principal amortization and accelerated principal amortization under the seller notes as a result of the achievement of certain EBITDA thresholds.

Contingent consideration

Contingent consideration increased to $4.0 million at December 31, 2012, from $3.6 million at December 31, 2011. Based on Industrial Supply’s EBITDA for the year ended December 31, 2012, the former shareholders of NABCO are entitled to the maximum contingent consideration payment, which was paid on March 14, 2013.

Signature Special Situations

At December 31, 2012, Signature Special Situations had $43.2 million in total assets and $23.5 million in total liabilities, compared to $35.0 million in total assets and $9.4 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents increased $5.7 million to $8.0 million at December 31, 2012, from $2.3 million at December 31, 2011. The increase primarily relates to the sale of investment securities, available for sale, repayments, net of advances on lines of credit included in loans receivable, net aggregating $1.0 million, and cash collections on other loans receivable, net aggregating $1.9 million.

Investment securities, available for sale

Investment securities, available for sale decreased $1.9 million to $3.1 million at December 31, 2012, from $5.0 million at December 31, 2011. The decrease is primarily due to the sale of corporate bonds with a carrying value of $2.2 million, partially offset by $0.3 million of discount accretion. Investment securities, available for sale included $0.2 million of unrealized gains at December 31, 2012.

At December 31, 2012, our investment securities included one corporate bond security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million. At December 31, 2011, our investment securities included (i) one corporate bond security with a $3.0 million par value, a coupon of 11.25% per annum and a maturity of March 2015, purchased for $2.7 million and (ii) two corporate bond securities, from the same obligor, with an aggregate par value of $2.7 million, a coupon of 13.00% per annum and a maturity of October 2014, purchased for $2.0 million.

Loans receivable, net

Loans receivable, net increased $0.3 million to $24.4 million at December 31, 2012, from $24.1 million, including loans held for sale, net, at December 31, 2011. The increase was primarily the result of a $2.8 million increase in the carrying value of the loans held for sale prior to their reclassification to loans held for investment and $0.3 million of discount accretion, partially offset by $2.8 million of principal collections.

At December 31, 2012, loans receivable, net was comprised of three classes of financing receivables: residential real estate loans, commercial real estate loans, and commercial loans, including a revolving line of credit facility.

The residential real estate loan portfolio, consisting of subprime single-family mortgages, had a carrying value of $22.2 million at December 31, 2012, with $44.9 million of UPB and a $22.7 million discount. The carrying value of the portfolio on April 1, 2012, when the loans were reclassified to held for investment, was $23.0 million, and the entire portfolio was less than sixty days past due. At December 31, 2012, loans with an aggregate carrying value of $3.4 million were more than sixty days past due. The estimated fair value of the residential real estate loan portfolio was $22.2 million and $20.3 million at December 31, 2012 and 2011, respectively, an increase based on a strengthening secondary market for these types of loans. The effective yield on the residential real estate loan portfolio was 13.2% and 14.8% in the years ended December 31, 2012 and 2011, respectively.

The commercial real estate loan portfolio, consisting primarily of a participation interest in a pool of adjustable rate multi-family loans, had a carrying value of $1.7 million and $1.9 million at December 31, 2012 and 2011, respectively, a reduction related to principal collections during the year. Because of the adjustable rate nature of the loans, the age of the pool and the delinquency of the portfolio, carrying value approximates fair value at December 31, 2012 and 2011. The effective yield on the commercial real estate loan portfolio was 6.4% and 5.9% in the years ended December 31, 2012 and 2011, respectively.

The commercial loan portfolio, consisting of senior secured debt from a privately held manufacturing company that specializes in retail store fixtures and merchandise displays, had a carrying value of $0.5 million at December 31, 2012 and 2011, although the borrowers were different legal entities at each period. In March 2012, we foreclosed on the senior secured debt we had acquired at a discount during the first quarter of 2011 and accepted the assets of the original borrower in full satisfaction of the debt then owed. Concurrent with the surrender of the assets, we sold the assets to a new management group that effectively recapitalized the operation via a newly formed entity whereby they contributed $0.9 million in equity consideration. In exchange for the assets, we provided the new borrower with a revolving line of credit facility, initially drawn at $3.2 million, and a $1.0 million term loan, and the new borrower issued to us 4.00% cumulative convertible preferred stock with a stated value of $2.0 million and a conversion feature equivalent to 45.0% of the fully diluted common equity. Additionally, the new borrower agreed to pay $0.5 million of contingent consideration based on pretax income targets that were achieved in the fourth quarter of 2012 and the payment was received before year-end. At the time of the asset sale transaction, we estimated the fair value of the line of credit facility, the term loan, the preferred stock and contingent consideration to be $3.2 million, $0.5 million, $0.8 million and zero, respectively.

As a result of the borrower’s strong operating performance in 2012, the line of credit facility was reduced to zero at December 31, 2012 and the estimated fair value of the term loan at December 31, 2012 increased from $0.5 million to $1.0 million. The effective yield on the commercial loan portfolio was 12.9% and 13.3% in the years ended December 31, 2012 and 2011, respectively. The line of credit has a maximum loan amount of $7.0 million and borrowings are subject to an asset-based formula.

Intercompany receivable and payable

Intercompany receivables totaled $4.5 million at December 31, 2012, as compared to $4.1 million at December 31, 2011. The balance relates to a $4.0 million intercompany note due from Industrial Supply, accruing interest at 10.00% per annum, with $0.5 million of accrued interest. Intercompany payables totaled $22.0 million at December 31, 2012, as compared to $10.7 million at December 31, 2011. The intercompany payable relates to debt allocated from corporate and other, bearing interest at 5.00% per annum, and the increase was due to the reclassification of loans from discontinued operations and the associated debt allocation. Intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets totaled $3.3 million at December 31, 2012, as compared to $0.7 million at December 31, 2011. The $2.6 million increase is primarily related to the acquisition of preferred stock issued to us by a borrower in exchange for assets we obtained via a debt foreclosure transaction, with a carrying value of $0.8 million, and common stock received from the issuer of a defaulted corporate bond, with a carrying value of $1.9 million. The common stock, representing less than a 5% ownership interest in what is now a privately held company, has an estimated fair value of $1.9 million.

Corporate and Other

At December 31, 2012, corporate and other had $72.8 million in total assets and $40.4 million in total liabilities, as compared to $60.6 million in total assets and $44.1 million in total liabilities at December 31, 2011.

Cash and cash equivalents

Cash and cash equivalents decreased $3.3 million to $44.6 million at December 31, 2012, from $47.9 million at December 31, 2011. The decrease is primarily due to the payment of expenses associated with the $12.3 million net loss offset by certain changes in assets and liabilities discussed below.

Intercompany receivable

Intercompany receivable increased $11.3 million to $22.0 million at December 31, 2012, from $10.7 million at December 31, 2011. The intercompany receivable relates to debt allocated to Signature Special Situations, which increased when the loans were reclassified. Intercompany receivables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets increased $4.1 million to $6.2 million at December 31, 2012, from $2.1 million at December 31, 2011. The increase is primarily due to a $4.2 million increase in income taxes receivable from the Company’s other segments, which are eliminated in consolidation.

Common stock warrant liability

Common stock warrant liability increased $0.9 million to $2.3 million at December 31, 2012, from $1.4 million at December 31, 2011. The increase is primarily attributable to increases in the underlying market price of our common stock, offset by reductions in the remaining contractual term of the Warrants. At December 31, 2012, the weighted average exercise price of the Warrants was $0.68 per share.

Other liabilities

Other liabilities decreased $0.4 million to $0.3 million at December 31, 2012, from $0.7 million at December 31, 2011. The decrease is primarily due to a decrease in accrued liabilities associated with decreased operating costs.

Discontinued Operations

At December 31, 2012, our discontinued operations had $4.3 million in total assets and $9.8 million in total liabilities, as compared to $22.6 million in total assets and $11.7 million in total liabilities at December 31, 2011.

Loans held for sale, net

Loans held for sale, net consists of first lien subprime residential real estate loans originated by Fremont in periods prior to March 31, 2007. As of December 31, 2012, all of the residential real estate loans in discontinued operations had been sold, compared to $12.4 million held for sale at December 31, 2011.

Real estate owned, net

REO includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at fair value, net of estimated selling or disposal costs (“net realizable value”) at the acquisition date. REO totaled $0.8 million, net of a $0.2 million valuation allowance, at December 31, 2012, as compared to $4.0 million, net of a valuation allowance of $0.5 million, at December 31, 2011. The $3.2 million decrease is primarily related to REO sales totaling approximately $2.0 million, additional valuation write downs of $0.7 million and the rescission of $0.4 million of foreclosure actions during the year ended December 31, 2012. The decrease was partially offset by loans held for sale transferred to REO at net realizable value of $0.1 million during the year ended December 31, 2012. REO decreased to seven properties at December 31, 2012, as compared to twenty-nine properties at December 31, 2011.

Inventory

Inventory consists of a line of skin care products from our discontinued Cosmed operation. Inventory decreased $0.4 million to $0.5 million at December 31, 2012, as compared to $0.9 million at December 31, 2011. The decrease is attributable to product sales and write-off of expired product.

FHLB stock

FIL was previously a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. The Company can redeem its FHLB stock, at par value, five years following the surrender of FIL’s bank charter, which was surrendered in July 2008. We carry the FHLB stock at $2.1 million, which is its par value and estimated fair value.

Litigation reserve

The litigation reserve relates primarily to a judgment from a defensive action brought against the Company by a former Fremont employee. We have accrued the full amount of the judgment and accrued interest thereon, which aggregated $1.8 million as of December 31, 2012.

Repurchase reserve

The Company’s repurchase reserve liability decreased $1.0 million to $7.5 million at December 31, 2012, from $8.5 million at December 31, 2011. We received no new claims during the year ended December 31, 2012, and our existing claims continued to further age as described below. Accordingly, our estimated exposure dropped during the year and our liability reduced correspondingly. While management believes that the $7.5 million repurchase reserve liability was sufficient as of December 31, 2012, the reserve is subjective and is based on management’s current expectations based on facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of its repurchase reserve liability. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties Fremont provided to counterparties that purchased the residential real estate loans Fremont originated, predominantly from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

There were no settlements or new repurchase claims received during the year ended December 31, 2012. Total outstanding repurchase claims at December 31, 2012 were approximately $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of approximately $56.4 million in claims, or 55.5% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of approximately $15.4 million in claims, or 15.1% of total claims outstanding;

•	for more than twenty-four months, but less than thirty-six months, in the case of approximately $29.0 million in claims, or 28.5% of total claims outstanding; and

•	for more than twelve months, but less than twenty-four months, in the case of approximately $0.9 million in claims, or 0.9% of total claims outstanding.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP. EBITDA and Adjusted EBITDA are presented and discussed because management believes they enhance the understanding of the financial performance of the Company’s operating segments by investors and lenders. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as an indicator of operating performance. EBITDA and Adjusted EBITDA are primarily performance measurements used by our senior management and the Company’s Board to evaluate certain operating results.

We calculate EBITDA and Adjusted EBITDA as earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA. Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following tables present our reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2012 and 2011:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2012
Net earnings (loss)	$2,810	$5,560	$(12,337)	$(3,967)	$(3,501)	$(7,468)
Intersegment expenses (revenues)	407	533	(940)	—	—	—

Adjusted net earnings (loss)	3,217	6,093	(13,277)	(3,967)	(3,501)	(7,468)
Plus:
Interest	754	—	3,410	4,164	18	4,182
Taxes	2,230	1,467	(3,117)	580	3	583
Amortization of intangibles	2,346	—	—	2,346	74	2,420

EBITA	8,547	7,560	(12,984)	3,123	(3,406)	(283)
Depreciation	62	—	7	69	4	73

EBITDA	8,609	7,560	(12,977)	3,192	(3,402)	(210)

Adjustments:
Change in fair value of common stock warrant liability	—	—	947	947	—	947
Change in fair value of contingent consideration	403	—	—	403	—	403
Change in market valuation allowance on loans held for sale	—	(2,776)	—	(2,776)	(712)	(3,488)
Share-based compensation	26	—	1,717	1,743	—	1,743
Accretion of discounts	—	(656)	—	(656)	—	(656)
Amortization of other capitalized costs	57	—	—	57	—	57
Impairment of investment securities, available for sale	—	620	—	620	—	620
Gain on extinguishment of long-term debt	—	—	(396)	(396)	—	(396)
Incremental proxy contest legal and professional fees	—	—	1,500	1,500	—	1,500
Gain on sale and recoveries of charged off loans	—	—	—	—	(464)	(464)
Recovery of provision for repurchase reserve	—	—	—	—	(1,000)	(1,000)
Distributions from residual interests	—	—	—	—	(5)	(5)

Total adjustments	486	(2,812)	3,768	1,442	(2,181)	(739)

Adjusted EBITDA	$9,095	$4,748	$(9,209)	$4,634	$(5,583)	$(949)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2011
Net earnings (loss)	$596	$5,831	$(9,894)	$(3,467)	$(9,407)	$(12,874)
Intersegment expenses (revenues)	354	(354)	—	—	—	—

Adjusted net earnings (loss)	950	5,477	(9,894)	(3,467)	(9,407)	(12,874)
Plus:
Interest	292	—	3,510	3,802	80	3,882
Taxes	365	35	(3,028)	(2,628)	94	(2,534)
Amortization of intangibles	1,428	—	—	1,428	105	1,533

EBITA	3,035	5,512	(9,412)	(865)	(9,128)	(9,993)
Depreciation	29	—	—	29	780	809

EBITDA	3,064	5,512	(9,412)	(836)	(8,348)	(9,184)

Adjustments:
Change in fair value of common stock warrant liability	—	—	(4,297)	(4,297)	—	(4,297)
Change in fair value of contingent consideration	119	—	—	119	—	119
Change in market valuation allowance on loans held for sale	—	(1,188)	—	(1,188)	1,211	23
Share-based compensation	—	—	838	838	—	838
Accretion of discounts	—	(492)	—	(492)	—	(492)
Amortization of other capitalized costs	232	—	—	232	—	232
Impairment of investment securities, available for sale	—	59	—	59	136	195
Incremental proxy contest legal and professional fees	—	—	457	457	—	457
Gain on sale of premises	—	—	(1,388)	(1,388)	—	(1,388)
Loss attributable to noncontrolling interest	—	—	—	—	(100)	(100)
Gain on sale and recoveries of charged off loans	—	—	—	—	(360)	(360)
Recovery of provision for repurchase reserve	—	—	—	—	(373)	(373)
Distributions from residual interests	—	—	—	—	(633)	(633)

Total adjustments	351	(1,621)	(4,390)	(5,660)	(119)	(5,779)

Adjusted EBITDA	$3,415	$3,891	$(13,802)	$(6,496)	$(8,467)	$(14,963)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

For the year ended December 31, 2012, consolidated cash flows provided by operating activities totaled $2.3 million, which reflects the results of operations of our wholly owned and majority owned businesses. We reported a $7.5 million consolidated net loss in the year ended December 31, 2012, which included the following significant noncash charges: (i) $2.5 million of depreciation and amortization, (ii) $1.7 million of share-based compensation, and (iii) $0.9 million of change in fair value of common stock warrant liability. These noncash charges were partially offset by $3.5 million of change in market valuation allowance on loans held for sale, net. Cash used in the operating activities of continuing operations totaled $6.1 million in the year ended December 31, 2012, while cash provided by operating activities of discontinued operations total $8.4 million. Cash flows used in operating activities in 2011 totaled $15.6 million, including $9.4 million from continuing operations and $6.2 million from discontinued operations.

Cash flows provided by investing activities totaled $7.2 million for the year ended December 31, 2012, including $2.7 million from continuing operations and $4.5 million from discontinued operations. Cash flows from investing activities primarily reflect the sale or collections of our loans receivable, and the sale of the loans held for sale portfolio and REO within discontinued operations. Cash flows used in investing activities in 2011 totaled $13.6 million, primarily from the $22.1 million used in business combinations, and partially offset by $8.2 million provided by discontinued operations.

Cash flows used in financing activities totaled $8.2 million for the year ended December 31, 2012, principally reflecting the repayment or acquisition and retirement of debt. During the year, we repaid $4.1 million under our line of credit facility and $2.8 under our long-term debt agreements. Additionally, we purchased and retired $1.8 million of our Notes Payable for $1.4 million. Cash flows provided by financing activities in 2011 totaled $10.8 million, primarily from $3.1 million of net borrowings under our line of credit facility, and funding from an $8.0 million long-term debt agreement.

At December 31, 2012, we had $53.7 million and $0.2 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months, however, we may elect to raise additional funds during that time to support our acquisition strategy.

Interest Expense

We incurred interest expense totaling $4.2 million in the year ended December 31, 2012, as compared to $3.8 million for the year ended December 31, 2011. The following table presents the components of interest expense for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Contractual interest expense:
Lines of credit	$71	$43
Notes Payable	3,409	3,507
Term loan	377	102
Seller notes	250	133

Total contractual interest expense	4,107	3,785
Amortization of debt issuance costs	57	17

Interest expense	$4,164	$3,802

OFF-BALANCE SHEET ARRANGEMENTS

Prior to 2007, Fremont securitized a portion of its residential real estate loans. Securitization is a process of transforming loans into securities that are sold to investors. The loans were first sold to a special purpose corporation, which then transferred them to a Qualified Special Purpose Entity (“QSPE”), which was a separate legal entity from Fremont. The QSPE, in turn, issued interest-bearing securities, commonly known as asset-backed securities, secured by the future cash flows to be derived from the securitized loans. The QSPE used the proceeds from the issuance of the securities to pay the purchase price of the securitized loans.

Securitizations of mortgage loans were used to provide an additional source of liquidity and were structured as sales. The special purpose entities to which we transferred the mortgage loans were QSPEs and, therefore, under previous accounting rules, were not subject to consolidation through 2010. The accounting standards were amended effective January 1, 2010 to eliminate the concept of QSPEs. We reevaluated these QSPEs, as well as all other potentially significant interests in other unconsolidated entities, to determine if we should include them in our consolidated financial statements. We determined that we are not the primary beneficiary of these variable interest entities and, therefore, do not consolidate the loan securitization trusts.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations at December 31, 2012 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Contingent consideration	$4,000	$—	$—	$—	$4,000
Notes Payable	—	—	37,246	—	37,246
Term loan	1,200	5,700	—	—	6,900
Seller notes	2,290	616	—	—	2,906
Noncancelable minimum lease payments	442	279	—	—	721

	$7,932	$6,595	$37,246	$—	$51,773

Pursuant to the NABCO acquisition, NABCO’s former shareholders earned $4.0 million of contingent consideration, based on the achievement of certain EBITDA thresholds for the year ended December 31, 2012. The contingent consideration payable to the former shareholders as of December 31, 2012, was paid on March 14, 2013.

The Company’s $37.2 million in Notes Payable bear interest at 9.00% per annum, payable quarterly and mature December 31, 2016. During the year ended December 31, 2012, we purchased and retired $1.8 million of the Notes Payable in an open market transaction for $1.4 million.

The Company’s $6.9 million term loan bears a variable interest rate based upon the lender’s rate plus 1.00% per annum, or 5.00% as of December 31, 2012, payable monthly and matures in September 2016. During the year ended December 31, 2012, $0.9 million of scheduled principal repayments were made.

The Company’s $2.9 million seller notes bear interest at 6.00% per annum, payable monthly, and mature in January 2016, pursuant to the NABCO acquisition. In addition to scheduled amortization of $0.2 million per quarter, accelerated principal payments are due if Industrial Supply achieves certain EBITDA thresholds. During the year ended December 31, 2012, we paid $0.7 million and $1.2 million of scheduled and accelerated principal payments, respectively. Based on Industrial Supply’s EBITDA for the year ended December 31, 2012, $1.6 million of accelerated principal payments are payable in 2013. See Note 10 — Debt in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information related to the Notes Payable, term loan and seller notes.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 17 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

RECENT ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides creditors with additional guidance in determining whether a restructuring constitutes a troubled debt restructuring (“TDR”) by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. Additionally, ASU 2011-02 ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which reduces the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of information about the amounts reclassified out of accumulated Other Comprehensive Income (“OCI”) by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required under to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. ASU 2013-02, which will increase disclosures for the Company as outlined above, is effective January 1, 2013. The adoption of ASU 2013-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to Signature Group Holdings, Inc. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm in Part IV, Item 15 of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 was carried out by our management with the participation of our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner and (ii) accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Internal Controls

Management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or management’s override of the controls. Projections of any evaluation of effectiveness to future periods are subject to the risk that our internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting is expected to include those policies and procedures that management believes are necessary and:

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Our evaluation of the effectiveness of our internal control over financial reporting was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), and is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, the Treasurer and any other person who acts as a senior financial officer (collectively, our “Senior Financial Officers”). Our code of ethics, “Signature Group Holdings, Inc. — Code of Ethics for Senior Financial Executives,” is posted on our website at www.signaturegroupholdings.com. For more information, click “Code of Ethics for Senior Financial Officers.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting the required information on our website, at the address and location specified above.

Item 11.	Executive Compensation

The information under the caption “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Director Compensation,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2013 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements

The Consolidated Financial Statements included in Part II, Item 8 are filed as part of this Annual Report.

(2)	Financial Statements Schedules

None.

(3)	Exhibits

The following items are annexed as exhibits to this Annual Report.

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated July 29, 2011, among Signature Group Holdings, Inc., North American Breaker Co., Inc. and the shareholders of North American Breaker Co., Inc.	8-K	001-08007	2.11	August 1, 2011

3.1	Amended and Restated Articles of Incorporation of Fremont General Corporation (effected name change to Signature Group Holdings, Inc.)	8-K	001-08007	3.1	June 17, 2010

3.2	Amended and Restated Bylaws of Signature Group Holdings, Inc. dated April 26, 2012	8-K	001-08007	3.1	May 2, 2012

4.1	Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc.	8-K	001-08007	10.8	June 17, 2010

4.2	Rights Agreement between the Company and Mellon Investor Services LLC dated October 23, 2007	8-K	001-08007	4.1	October 24, 2007

4.3	First Amendment, dated as of July 28, 2011, to the Rights Agreement, dated October 23, 2007, between the Company and Mellon Investor Services LLC	8-K	001-08007	4.1	August 3, 2011

4.4	Form of Warrant	8-K	001-08007	10.2	June 17, 2010

4.5	Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016	8-K	001-08007	10.1	July 22, 2010

4.6	Form of 9.00% Notes due December 31, 2016					X

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1*	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”)	S-8	333-181188	4.1	May 7, 2012

10.2*	Form of Restricted Stock Agreement for use with the Incentive Plan					X

10.3*	Form of Incentive Stock Option Agreement for use with the Incentive Plan					X

10.4*	Form of Non-qualified Stock Option Agreement for use with the Incentive Plan					X

10.5*	Employment Agreement, dated as of August 2, 2011, by and between Craig Noell and Signature Group Holdings, Inc.	8-K/A	001-08007	10.1	August 4, 2011

10.6*	Employment Agreement, dated as of August 2, 2011, by and between Kyle Ross and Signature Group Holdings, Inc.	8-K/A	001-08007	10.3	August 4, 2011

10.7*	Employment Agreement, dated as of August 2, 2011, by and between Thomas Donatelli and Signature Group Holdings, Inc.	8-K/A	001-08007	10.4	August 4, 2011

10.8*	Employment Agreement, dated as of November 5, 2012, by and between W. Christopher Manderson and the Company					X

10.9	Business Loan Agreement, dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.1	October 5, 2011

10.10	Business Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.2	October 5, 2011

10.11	Consulting and General Release Agreement, dated as of February 8, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc.	8-K	001-08007	10.1	February 9, 2012

10.12	Form of Registration Rights Agreement entered into between the Company and the investors thereto	8-K	001-08007	10.3	June 17, 2010

Where Located
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.13*	Form of Indemnification Agreement	8-K	001-08007	10.7	June 17, 2010

21	Subsidiaries of the Company					X

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP					X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document(1)					X

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management or compensatory plans or arrangements.

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

Signature Group Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Signature Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signature Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signature Group Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 1, 2013

Signature Group Holdings, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share amounts)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$53,699	$52,356
Investment securities, available for sale	3,060	4,991
Trade accounts receivable, net	3,607	4,073
Inventory	10,247	7,752
Loans receivable, net due within one year	620	1,172
Loans held for sale, net	—	20,317
Other current assets	1,266	2,356
Current assets of discontinued operations	3,614	19,569

Total current assets	76,113	112,586
Loans receivable, net	23,752	2,578
Intangible assets, net	4,329	6,708
Goodwill	17,780	17,780
Other noncurrent assets	3,087	384
Noncurrent assets of discontinued operations	650	2,982

TOTAL ASSETS	$125,711	$143,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,222	$4,686
Lines of credit	1,000	5,116
Contingent consideration due within one year	4,000	—
Long-term debt due within one year	3,490	2,807
Other current liabilities	1,009	888
Current liabilities of discontinued operations	2,292	3,211

Total current liabilities	14,013	16,708
Contingent consideration	—	3,597
Long-term debt	43,562	48,806
Common stock warrant liability	2,350	1,403
Other noncurrent liabilities	60	167
Noncurrent liabilities of discontinued operations	7,500	8,500

TOTAL LIABILITIES	67,485	79,181

Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 190,000,000 shares authorized; 120,727,434 and 117,431,856 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,171	1,151
Additional paid-in capital	448,614	446,805
Accumulated deficit	(391,783)	(384,315)
Accumulated other comprehensive income	224	196

Total shareholders’ equity — Signature Group Holdings, Inc.	58,226	63,837
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	58,226	63,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,711	$143,018

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011
Operating revenues:
Industrial Supply	$36,242	$14,158
Signature Special Situations	7,691	5,350
Corporate and Other	—	—

Total operating revenues	43,933	19,508

Operating costs:
Cost of goods sold	22,713	8,890
Selling, general and administrative	17,129	15,556
Interest expense	4,164	3,802
Amortization of intangibles	2,346	1,428

Total operating costs	46,352	29,676

Operating loss	(2,419)	(10,168)

Other income (expense):
Change in fair value of common stock warrant liability	(947)	4,297
Gain on extinguishment of long-term debt	396	—
Gain on sale of premises	—	1,388
Other	(337)	(72)

Total other income (expense)	(888)	5,613

Loss from continuing operations before reorganization items, net and income taxes	(3,307)	(4,555)
Reorganization items, net	80	1,540

Loss from continuing operations before income taxes	(3,387)	(6,095)
Income tax expense (benefit)	580	(2,628)

Loss from continuing operations	(3,967)	(3,467)
Loss from discontinued operations, net of income taxes	(3,501)	(9,407)

Net loss	(7,468)	(12,874)
Loss attributable to noncontrolling interest	—	(100)

Net loss attributable to Signature Group Holdings, Inc.	$(7,468)	$(12,774)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations, net of income taxes	(0.03)	(0.08)

Net loss attributable to Signature Group Holdings, Inc.	$(0.06)	$(0.11)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Net loss attributable to Signature Group Holdings, Inc.	$(7,468)	$(12,774)
Other comprehensive income:
Net change in unrealized gains during the period:
Investment securities, available for sale	375	210
Reclassification of realized amounts included in net loss	(347)	(55)

Other comprehensive income	28	155

Total comprehensive loss	$(7,440)	$(12,619)

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital
Balance, December 31, 2010	—	$—	112,104,768	$1,118	$444,103	$(371,541)	$41	$—	$73,721
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(12,774)	—	—	(12,774)
Noncontrolling interest from business combination	—	—	—	—	—	—	—	100	100
Issuance of common stock in business combination	—	—	3,012,048	30	1,807	—	—	—	1,837
Issuance of restricted stock, net of forfeitures	—	—	2,315,040	—	—	—	—	—	—
Restricted stock vested	—	—	—	3	(3)	—	—	—	—
Amortization of share-based compensation	—	—	—	—	838	—	—	—	838
Common stock warrant consideration	—	—	—	—	60	—	—	—	60
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Change in accumulated other comprehensive income	—	—	—	—	—	—	155	—	155

Balance, December 31, 2011	—	—	117,431,856	1,151	446,805	(384,315)	196	—	63,837
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(7,468)	—	—	(7,468)
Issuance of restricted stock, net of forfeitures	—	—	3,210,244	—	—	—	—	—	—
Issuance of common stock from exercised stock options	—	—	85,334	1	25	—	—	—	26
Restricted stock vested	—	—	—	19	(19)	—	—	—	—
Amortization of share-based compensation	—	—	—	—	1,743	—	—	—	1,743
Common stock warrant consideration	—	—	—	—	60	—	—	—	60
Change in accumulated other comprehensive income	—	—	—	—	—	—	28	—	28

Balance, December 31, 2012	—	$—	120,727,434	$1,171	$448,614	$(391,783)	$224	$—	$58,226

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(7,468)	$(12,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of income taxes	3,501	9,407
Depreciation and amortization	2,477	1,810
Discount recognized on payoff of loans receivable, net	(495)	—
Change in market valuation allowance on loans held for sale, net	(2,776)	(1,188)
Change in fair value of common stock warrant liability	947	(4,297)
Deferred income taxes	—	(2,628)
Impairment on investment securities, available for sale	620	59
Gain on extinguishment of long-term debt	(396)	—
Gain on investment securities, available for sale	(347)	(114)
Gain on sale of premises	—	(1,388)
Amortization of share-based compensation	1,743	838
Principal collections on loans held for sale, net	92	192
Accretion of discounts	(656)	(492)
Other	403	121
Changes in assets and liabilities:
Trade accounts receivable, net	466	1,777
Inventory	(2,495)	(639)
Other current assets	1,090	78
Other noncurrent assets	(11)	(407)
Trade payables	(2,431)	(757)
Other current liabilities	(242)	888
Other noncurrent liabilities	(107)	167
Net cash provided by (used in) operating activities of discontinued operations	8,371	(6,187)

Net cash provided by (used in) operating activities	2,286	(15,634)

Cash flows from investing activities:
Acquisition of businesses, net of cash	—	(22,066)
Purchases of loans receivable, net	—	(4,250)
Proceeds from sale of investment securities, available for sale	2,580	2,289
Purchases of investment securities, available for sale	(2,560)	(4,715)
Proceeds from sale of premises	—	3,759
Repayments, net under revolving credit facilities in loans receivable, net	1,036	3,227
Principal collections on loans receivable, net	1,783	—
Purchases of property and equipment	(83)	(19)
Net cash provided by investing activities of discontinued operations	4,458	8,194

Net cash provided by (used in) investing activities	7,214	(13,581)

Cash flows from financing activities:
Borrowings (repayments), net on lines of credit	(4,116)	3,106
Proceeds from issuance of long-term debt	—	8,000
Principal payments on long-term debt	(2,807)	(387)
Extinguishment of long-term debt	(1,358)	—
Proceeds from exercise of common stock options	26	—
Common stock warrant consideration	60	60

Net cash provided by (used in) financing activities	(8,195)	10,779

Increase (decrease) in cash and cash equivalents	1,305	(18,436)
Cash and cash equivalents, beginning of period	52,556	70,992

Cash and cash equivalents, end of period	$53,861	$52,556

Cash and cash equivalents, end of period — continuing operations	$53,699	$52,356
Cash and cash equivalents, end of period — discontinued operations	162	200

Cash and cash equivalents, end of period	$53,861	$52,556

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$289	$484
Cash paid for interest	4,127	3,877
Transfer of loans held for sale, net (continuing operations) to loans receivable, net	23,000	—
Net transfers of loans held for sale, net (discontinued operations) to (from) real estate owned, net	(385)	2,476
Commercial loans received from sale of business assets	3,643	—
Preferred stock received from sale of business assets	800	—
Common stock received in exchange for investment securities, available for sale	1,940	—
Transfer of other assets to premises, held for sale	—	2,348
Change in accumulated other comprehensive income	28	155

See accompanying notes to consolidated financial statements.

Signature Group Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a diversified business enterprise with current principal holdings in cash, financial assets, and industrial supply through our wholly owned subsidiary, North American Breaker Co., LLC (“NABCO”).

Headquartered in Burbank, California, Industrial Supply is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply operates from five warehouse locations across the country, which facilitates next day ground shipping service to a broad section of its customer base.

Signature Special Situations selectively acquires sub-performing and nonperforming commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. Signature Special Situations may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring and may take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of the Company, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), as well as Cosmed, Inc. (“Cosmed”), which owns the product formulations of a line of anti-aging skin care products and was designated as a discontinued operation in the fourth quarter of 2012. The assets and liabilities of discontinued operations are being managed to maximize their cash recoveries and limit costs and exposures.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Signature, its wholly owned subsidiaries and its majority owned subsidiaries (collectively, the “Company”). The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in other income (expense) in the consolidated statements of operations. The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost within other noncurrent assets in the consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain previously reported amounts as of and for the year ended December 31, 2011 and for the three month periods ended March 31, 2012, June 30, 2012 and September 30, 2012 have been reclassified to conform to the current presentation. Significant reclassifications include:

•

Effective April 1, 2012, the Company’s performing (less than sixty days past due) residential real estate loans, previously held for sale in discontinued operations, were reclassified as loans held for investment within loans receivable, net in continuing operations as a result of management’s decision to terminate its efforts to sell these loans. The loans are presented as loans held for sale, net in continuing operations as of December 31, 2011, reflecting the Company’s intent as of that date.

•

Interest income, changes in the market valuation allowance on loans held for sale and loan servicing expenses related to the reclassified loans previously presented in discontinued operations are now presented in continuing operations.

•

In December 2012, the Company formally adopted a plan to dispose of its majority owned subsidiary Cosmed. As a result, Cosmed’s assets, liabilities and results of operations have been reclassified in discontinued operations for all periods presented.

Use of estimates

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

Fair value option for financial assets and financial liabilities

The Company may elect to report certain financial instruments and certain nonfinancial assets at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value option may not be revoked once an election is made.

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Business combinations

Business combinations are accounted for using the acquisition method and, accordingly, the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair value of the net assets acquired over the purchase price is recorded as a gain on acquisition. Any changes in the estimated fair value of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase price allocable to goodwill or gain on acquisition.

The Company estimates and records the acquisition date estimated fair value of contingent consideration, if any, as part of the purchase price consideration. Additionally, each reporting period the Company estimates changes in the fair value of contingent consideration and any change in fair value is recognized in the Company’s consolidated statements of operations. An increase in the expected earnout will result in a charge to operations in the quarter the anticipated fair value of contingent consideration increases, while a decrease in the expected earnout will result in a credit to operations in the quarter the anticipated fair value of contingent consideration decreases. Estimating the fair value of contingent consideration requires subjective assumptions to be made about future operating results, discount rates, and probabilities of various projected operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.

The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date and acquisition costs are expensed as incurred.

Revenue recognition

Revenues from product sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods. Revenues are reported on a net sales basis, which is computed by deducting amounts related to product returns, discounts and allowances, and rebates from gross sales. Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of goods sold.

Management records a reduction to gross sales for returns and allowances based on estimated customer returns and allowances, which is influenced by historical experience. The actual amount of sales returns and allowances realized may differ from these estimates. Management closely monitors sales returns and allowances and updates estimates based on recent trends. Changes in estimates are recorded in the period of the revision. Sales returns and allowances were approximately 5.2% and 4.6% of gross sales in the years ended December 31, 2012 and 2011, respectively.

The Company offers cash rebates to select customers based on purchase volumes. These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions, including rebates calculated using tiered volume incentives and as a flat percentage of purchases. Rebates may be payable monthly, quarterly, or annually. The calculation of accrued rebates involves significant management estimates, especially where the terms of the rebate involve tiered volume levels. Rebates are accrued monthly based on estimates derived from expected annual sales, current program requirements and historical experience, and are included in net sales and trade payables in the consolidated financial statements. Accrued rebates payable totaled $0.7 million and $0.6 million at December 31, 2012 and 2011, respectively.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash on deposit at financial institutions and other short-term liquid investments. Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid investment instruments with maturities of three months or less at the acquisition date are classified as cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash, and included within cash and cash equivalents.

Investment securities, available for sale

Investment securities classified as available for sale are carried at their estimated fair value. Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss) and reported as a separate component of shareholders’ equity, net of taxes. Unrealized losses that are other-than-temporary are recognized in earnings. Realized investment gains and losses are included in operating revenues in Signature Special Situations.

The Company performs a quarterly assessment of investment securities, available for sale with unrealized losses to determine whether the decline in the fair value of these securities below their cost basis is other-than-temporary. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value. During the years ended December 31, 2012 and 2011, the Company recognized credit-related other-than-temporary impairment of $0.6 million and $0.1 million, respectively.

Trade accounts receivable, net

Trade accounts receivable arise from sales in the Industrial Supply segment. Management maintains an allowance for uncollectible accounts, which is determined based on the age of the receivable balances, adjusted for qualitative factors, such as past collection experience.

Inventory

Inventory consists of goods acquired for resale and is stated at the lower of cost or market. Inventory costs are determined on a moving average historical cost basis. Management estimates damaged inventory based on actual customer returns and estimates appropriate loss provisions related to these inventories. Management regularly reviews the adequacy of inventory reserves and makes adjustments as required.

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit and term debt, including purchased credit-impaired loans. Loans receivable, net is reported at the principal amount outstanding, net of deferred fees and costs, if any, discounts or premiums and the allowance for loan losses. The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans receivable based on management’s evaluation of the portfolio. Future additions or reductions to the allowance for loan losses may be necessary based on changes in the amounts and timing of expected future cash flows due to changes in collateral values of the assets securing the loans receivable, general economic conditions and the financial condition of individual borrowers. Loans receivable, net, including purchased credit-impaired loans, are classified as held for investment based on the Company’s intent and ability to hold such loans for the foreseeable future.

Interest income — loans receivable

Interest income is accrued on the current unpaid principal balance at each loan’s stated interest rate. Loans are placed on nonaccrual status when they become ninety or more days past due, after a troubled debt restructuring (“TDR”), after a borrower files for bankruptcy protection, or when management believes that, after considering general economic conditions and collection efforts, the borrower’s financial condition is such that collection of contractually due principal and interest is doubtful.

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

Interest income on purchased credit-impaired loans is accrued on the carrying value of the loans using the effective yield method. The carrying value is reduced by cash and other assets received, increased by interest income recognized and further reduced by the allowance for loan losses. The effective yield for each loan is determined by an estimate of the timing and amount of expected future cash flows.

Allowance for loan losses

The Company has four classes of loans within loans receivable: residential real estate loans, commercial real estate loans, commercial loans and purchase credit-impaired loans. An allowance for loan losses for each class of loans receivable is maintained at levels deemed adequate by management to provide for probable and inherent losses. Provisions for loan losses are added to, and charge-offs deducted from, the respective allowance for loan losses.

Residential real estate loans are comprised primarily of first lien mortgages secured by single-family homes. The allowance for residential real estate loan losses is based on past loan loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, delinquencies and the underlying collateral value. Management estimates an allowance for loan losses on residential real estate loans not identified as impaired through the use of various migration analyses. The migration analyses provide management a range of losses based upon various risk characteristics, including whether the loan was originated under a real estate purchase contract or a refinance of an existing loan, delinquency, and geographic distribution. Additionally, management considers various qualitative or environmental factors to adjust the quantitatively computed inherent losses projected by the migration analyses. Qualitative factors include delinquency, loss and collateral value trends, specific industry trends, and changes in unemployment, gross domestic product, consumer prices, housing data and other leading economic indicators. Residential real estate loans are deemed uncollectible and charged off at the completion of foreclosure.

Commercial real estate loans are comprised of participation interests in multi-family real estate loans. The allowance for commercial real estate loan losses is primarily based on default assumptions, which are based, at least in part, on past loss experience, loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, delinquencies and underlying collateral values. Commercial real estate loans are deemed uncollectible and charged off at the completion of foreclosure.

Commercial loans include revolving line of credit facilities and term debt, generally secured by assets of the debtor. The allowance for commercial loan losses is based on financial information provided by borrowers, current economic conditions that may affect the borrower’s ability to pay, delinquencies and underlying collateral values. Commercial loans are charged off when all possible means of collection have been exhausted and the remaining balance due is deemed uncollectible.

Purchased credit-impaired loans are loans acquired at a discount to the unpaid principal balance where, at the acquisition date, based on the credit quality of the borrower, the Company expects to collect less than the contractual amounts due under the terms of the loan. In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the excess of the cash flows expected to be collected over the initial investment is referred to as the accretable yield and is recognized in interest income over the expected life of the loans using the effective yield method. The excess of contractual cash flows over cash flows expected to be collected at acquisition is referred to as the nonaccretable difference and is not recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether the loan is impaired. The allowance for loan losses on purchased credit-impaired loans is used to maintain the effective yield of each credit-impaired loan or portfolio acquired. The allowance for loan losses on purchased credit-impaired loans is determined using expected cash flow models for each loan or portfolio acquired, and is established in any period where the discounted expected future cash flows, using the loan or portfolio effective yield, is less than the carrying value of the loan or portfolio. The provision for loan losses is added to the allowance for loan losses on purchased credit-impaired loans and the allowance related to each purchased credit-impaired loan or portfolio is available to absorb losses only from that loan or loans in that acquired portfolio. Purchased credit-impaired loans removed from a pool as a result of the completion of foreclosure or short sale are charged off and deducted from the allowance for loan losses on purchased credit-impaired loans, to the extent available. Where the discounted expected future cash flows, using the loan or portfolio effective yield, is greater than the carrying value of the portfolio, the carrying value is increased to the level at which the book yield will be maintained. The increase in carrying value is achieved through the reversal of the allowance for loan losses and corresponding provision. To the extent the discounted expected future cash flows are greater than the carrying value after the allowance is reduced to zero, the effective yield is increased to a level such that the discounted expected future cash flows, using the higher effective yield, will equal the recorded investment in the loan or portfolio.

All classes of loans receivable are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreements. Impairment is measured on a loan-by-loan basis by comparing the estimated fair value, less selling costs (“net realizable value”) of the underlying collateral against the recorded investment of the loan.

The net realizable values of collateral securing residential and commercial real estate loans are estimated by management from broker price opinions and Internet real estate websites, adjusted for other qualitative factors. The net realizable values of collateral securing commercial loans are estimated from financial information provided by borrowers, appraisals and other valuation analyses. Estimated net realizable values are updated quarterly after a loan becomes impaired; however, management considers information received from the primary loan servicer, special servicers and direct contact with borrowers to ensure that impaired loans are measured appropriately at the end of each period presented. While management uses available information to estimate losses on loans receivable, future additions to any of the allowances for loan losses may be necessary, based on changes in estimates resulting from changes in economic and other conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

Troubled debt restructurings

TDRs are renegotiated loans where borrower concessions have been granted that the Company would not otherwise make. Concessions may include forbearance through interest rate reductions or interest only periods, and accrued but unpaid interest and advances may be added to the outstanding principal balance. The Company classifies TDR loans as impaired and evaluates the need for an allowance for loan losses at the time of restructuring. An allowance for loan losses is based on the present value of estimated future cash flows, taking into consideration the estimated net realizable value of the underlying collateral.

Loans held for sale, net

Loans held for sale, net in continuing operations at December 31, 2011 include the performing residential real estate loans that were reclassified to loans receivable, net in Signature Special Situations, from assets previously reported in discontinued operations. In the second quarter of 2012, the Company determined that the economics of a “hold and retain” strategy were advantageous as compared to the secondary market bids received for the performing residential real estate loan portfolio. The results of operations related to these loans have been reclassified from discontinued operations to continuing operations for all periods presented. The Company maintains a market valuation allowance based on management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale. Changes in the market valuation allowance are a component of operating revenues in Signature Special Situations. The loans are presented as a component of loans receivable, net in the consolidated balance sheet at December 31, 2012.

Goodwill and intangible assets and liabilities

Goodwill results from business combinations and represents the excess of the purchase price over the estimated fair value of net assets acquired and is analyzed annually in the fourth quarter. FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment

(“ASU 2011-08”), permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

Intangible assets consist primarily of customer relationships and trade names, typically associated with business combinations. Intangible assets and liabilities with finite lives are amortized over their estimated useful lives, which represent the period over which the asset or liability is expected to contribute directly or indirectly to future cash flows. Intangible assets and liabilities with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such asset or liability may not be recoverable and exceed its fair value. FASB ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) simplifies how an entity tests those assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses.

Common stock warrant liability

Pursuant to a plan of reorganization and upon emergence from bankruptcy proceedings (the “Bankruptcy Proceedings”), Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of ten years and had an original exercise price of $1.03 per share. The Warrants include anti-dilution and pricing protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the exercise price during the term of the Warrants. Under FASB ASC 815, Derivatives and Hedging, the Warrants are financial instruments classified as a derivative liability and remeasured at fair value at each reporting date with changes in fair value reported through earnings. In determining whether certain financial instruments meet the definition of a derivative, the Company follows FASB ASC 815-40, Contracts in Entity’s Own Equity. See Note 11 — Common Stock Warrant Liability.

Income taxes

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740, Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its net deferred tax asset and as such, has placed a valuation allowance of $373.7 million and $409.0 million on its net deferred tax asset at December 31, 2012 and 2011, respectively. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the net deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

Share-based compensation

Share-based compensation awards, which include awards of restricted common stock and common stock options, are amortized on a straight-line basis over the requisite service period based on their grant date fair value. Nonvested restricted common stock awards are not recorded as part of common stock in the consolidated balance sheets until they are earned. However, because the shares are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of awards of restricted common stock is determined based on the closing trade price of the Company’s shares on the grant date. The fair value of common stock options containing only service conditions is estimated using the Black-Scholes option pricing model. The fair value of common stock options containing both service and market conditions is estimated using a trinomial lattice pricing model.

Discontinued operations

Under FASB ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale are reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In March 2007, the Company exited the subprime residential real estate business and adopted a plan to dispose of substantially all of the assets related to such business. Additionally, in late 2007 and early 2008, the Company pursued various strategic initiatives, which included the sale of substantially all of its retail banking operations, including all of its branches and 100% of its deposits, closure of its mortgage servicing operations and sale of the related mortgage servicing rights. These strategic initiatives resulted in the Company classifying the remaining assets and liabilities of its former retail banking and residential lending operation as discontinued operations.

In the fourth quarter of 2012, the Company decided to limit its ongoing financial support for Cosmed and is evaluating strategic alternatives for Cosmed’s intellectual property. The assets, liabilities and results of operations of Cosmed have been reclassified to discontinued operations for all periods presented.

Refer to Note 17 — Discontinued Operations for assets, liabilities and financial results of the components of the Company designated as discontinued operations. Significant accounting policies specific to assets and liabilities of discontinued operations are described below.

Loans held for sale, net

Loans held for sale, net in discontinued operations, are comprised of sub-performing and nonperforming (sixty or more days past past) residential real estate loans and are carried at the lower of aggregate cost or fair value. Estimated fair values are based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets. The Company maintains a market valuation allowance based on management’s evaluation of the probable valuation-related deficiencies inherent within the loans held for sale.

The Company recognizes net gains (losses) on whole loan and short sales of its residential real estate loans at the date of settlement and, in the case of whole loan sales, when control over the loans has transferred to a third party purchaser. The amount of gain (loss) on whole loan and short sales is based upon the difference between the net cash received for the loans and the allocated carrying value of the loans.

Real estate owned, net

Real estate owned (“REO”), classified in discontinued operations, is comprised of property acquired through foreclosure, or deed in lieu of foreclosure, on loans secured by real estate. REO is recorded at net realizable value at the acquisition date. Estimated net realizable values are based on an evaluation of numerous factors, including appraisals or broker price opinions, Internet real estate websites, sales of comparable assets and estimated market conditions.

Repurchase reserves

Pursuant to Fremont’s subprime residential mortgage business, the Company sold loans and made customary standard industry representations and warranties about the loans. As a result of breaches of certain of these representations and warranties, the Company may be required to repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve pursuant to FASB ASC 460-10, Guarantees and FASB ASC 450-10, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims, as well as potential future loan repurchase claims. The reserve is based on historical repurchase settlements, expected future repurchase trends for loans sold in whole loan sale transactions and the expected valuation of such loans when repurchased. The estimated reserve is based upon currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate. At the point the loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve.

Recent accounting standards

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides creditors with additional guidance in determining whether a restructuring constitutes a TDR by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. Additionally, ASU 2011-02 ends the FASB’s deferral of the additional disclosures about TDRs as required by ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and is required to be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which reduces the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income (“OCI”) by component. In addition, ASU 2013.02 requires presentation, either on the face of the statements of operations or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. ASU 2013-02, which will increase disclosures for the Company as outlined above, is effective January 1, 2013. The adoption of ASU 2013-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents, within continuing operations, is summarized in the following table:

	December 31,
(Dollars in thousands)	2012	2011
Unrestricted cash and cash equivalents:
Noninterest-bearing deposits	$17,332	$21,116
Short-term money market funds	33,373	25,859
Loan servicing trust accounts	189	949

Total unrestricted cash and cash equivalents	50,894	47,924

Restricted cash and cash equivalents:
Noninterest-bearing deposits — securing a letter of credit	784	911
Noninterest-bearing deposits — legal settlement reserve funds	2,021	3,521

Total restricted cash and cash equivalents	2,805	4,432

Total cash and cash equivalents	$53,699	$52,356

NOTE 4 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale:

	December 31,
(Dollars in thousands)	2012	2011
Corporate bonds	$3,060	$4,991

Investment securities, available for sale	$3,060	$4,991

The change in investment securities, available for sale consisted of the following for the periods indicated:

	December 31,
(Dollars in thousands)	2012	2011
Beginning balance	$4,991	$2,184
Purchases	2,560	4,715
Sales, calls, conversions, and maturities	(4,172)	(2,175)
Accretion of discount	273	171
Impairment	(620)	(59)
Changes in fair value	28	155

Ending balance	$3,060	$4,991

An issuer of securities held in the corporate bond portfolio filed for bankruptcy protection in April 2012 and emerged from bankruptcy in June 2012. Under the confirmed plan of reorganization, the $2.6 million of junior bonds purchased and held in the Company’s corporate bond portfolio were converted to a new class of common stock of the reorganized debtor, which had an estimated fair value of $1.9 million. The estimated fair value of the common stock the Company received, in full satisfaction of the junior bonds, upon the reorganized debtor’s emergence from bankruptcy is the new cost basis of the common stock. As of December 31, 2012, the Company’s common stock investment represented less than 5% of the voting stock of the reorganized debtor, there was no readily determinable fair value and is recorded at its new cost basis and classified in other noncurrent assets in the accompanying consolidated balance sheets. As a result, the Company recognized $0.6 million of impairment during the year ended December 31, 2012. In addition, as a result of the bankruptcy and reorganization, the Company recognized no interest income during the period the bonds were held in portfolio.

In December 2012, the Company sold $2.2 million of corporate bonds from a different issuer for $2.5 million and recognized a $0.3 million gain on investment securities, available for sale.

During the years ended December 31, 2012 and 2011, the Company held corporate bonds with a weighted average coupon of 12.4% and 11.7%, respectively, and an effective yield of 13.1% and 16.6%, respectively. During the years ended December 31, 2012 and 2011, accretion of the discount on investment securities, available for sale totaled $0.3 million and $0.2 million, respectively.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Amortized cost	$2,836	$4,795
Gross unrealized holding gains	224	196

Estimated fair value	$3,060	$4,991

There were no individual investment securities with unrealized holding losses at December 31, 2012 or 2011. During the years ended December 31, 2012 and 2011, the Company recognized credit-related other-than-temporary impairment of $0.6 million and $0.1 million, respectively.

The following table presents the contractual maturities of investment securities, available for sale:

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	2,836	3,060
Due after three years through five years	—	—

Total	$2,836	$3,060

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of:

	December 31,
(Dollars in thousands)	2012	2011
Trade accounts receivable	$3,803	$4,274
Sales returns and allowances	(161)	(166)

	3,642	4,108
Allowance for uncollectible accounts	(35)	(35)

Trade accounts receivable, net	$3,607	$4,073

At December 31, 2012 and 2011, all of the trade receivables, totaling $3.8 million and $4.3 million, respectively, of Industrial Supply were pledged as collateral to secure outstanding balances on the Company’s line of credit and term loan. During the years ended December 31, 2012 and 2011, there were three Industrial Supply customers that each represented 10% or more of consolidated operating revenues. In 2012 and 2011, these customers accounted for 40.3% and 35.1% of consolidated operating revenues, respectively, and represented 55.3% and 56.7% of trade accounts receivable at December 31, 2012 and 2011, respectively.

NOTE 6 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. The following table presents the composition of the Company’s inventories as of:

	December 31,
(Dollars in thousands)	2012	2011
Finished goods	$10,272	$7,777
Valuation adjustment for damaged inventory	(25)	(25)

	$10,247	$7,752

At December 31, 2012 and 2011, all of the inventory, totaling $10.3 million and $7.8 million, respectively, of Industrial Supply was pledged as collateral to secure outstanding balances on the Company’s line of credit and term loan.

NOTE 7 — LOANS

Loans consist of loans receivable, net and loans held for sale, net. The following table presents the Company’s loans receivable, net as of:

	December 31,
(Dollars in thousands)	2012	2011
Residential real estate loans:
Unpaid principal balance	$44,904	$—
Discount	(22,695)	—

Recorded investment	22,209	—
Allowance for loan losses	—	—

Total residential real estate loans	22,209	—

Commercial real estate loans:
Unpaid principal balance	1,734	1,923
Discount	(12)	—

Recorded investment	1,722	1,923
Allowance for loan losses	(50)	(50)

Total commercial real estate loans	1,672	1,873

Commercial loans:
Revolving lines of credit	—	1,036
Term note unpaid principal balance	1,000	—
Term note discount	(509)	—
Purchased credit-impaired term loan unpaid principal balance	—	5,099
Purchased credit-impaired term loan discount	—	(4,258)

Recorded investment	491	1,877
Allowance for loan losses	—	—

Total commercial loans	491	1,877

Loans receivable, net	$24,372	$3,750

Loans receivable, net due within one year consists of the following as of:

	December 31,
(Dollars in thousands)	2012	2011
Contractual principal payments due within one year(1):
Residential real estate loans	$527	$—
Commercial real estate loans	93	136

	620	136
Revolving lines of credit	—	1,036

Loans receivable, net due within one year	$620	$1,172

(1)	Excludes loans ninety or more days past due.

Residential real estate loans are generally comprised of loans with original maturities of up to thirty years and are typically secured by first deeds of trust on single-family residences. Many of the loans have principal amortization terms in excess of thirty years or no principal amortization (interest-only loans). The loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers. As discussed below, during the second quarter of 2012, the Company transferred loans less than sixty days past due with an aggregate carrying value of $23.0 million from loans held for sale, net within discontinued operations to loans receivable, net, within continuing operations, to reflect the Company’s intention to hold the loans for the foreseeable future. This reclassification of loans to the held for investment classification was made at fair value on the date of transfer and resulted in no gain or loss. The discount on residential real estate loans is accreted to interest income using the interest method over the contractual life, using the contractual terms of each loan.

Commercial real estate loans consist primarily of a participation interest in a pool of adjustable rate multi-family loans.

Commercial loans are comprised of senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays. On March 30, 2012, the original debtor surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets in full satisfaction of the obligations owed. Simultaneously with the asset surrender, Signature sold all of the assets to a new company, majority owned and controlled by the founder of the original debtor business and certain new members of management. In connection with the sale of assets, Signature provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and contingent consideration. The revolving line of credit is secured by the assets of the borrower, provides for maximum borrowings of $7.0 million, of which $3.2 million was initially drawn, had a zero balance at December 31, 2012, has an interest rate of prime plus 2.75%, with a floor of 5.75% and matures on March 31, 2017. The term note in the amount of $1.0 million is also secured by the assets of the borrower, has an interest rate of prime plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017. Interest on the revolving line of credit and term note are due monthly. Draws on the revolving line of credit are subject to a borrowing base, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final balloon payment due on March 31, 2017. The preferred stock has a stated value of $2.0 million, earns a 4.00% cumulative preferred return, and is convertible into 45.0% of the common stock of the borrower on a fully diluted basis. Contingent consideration in the amount of $0.5 million is due from the borrower should certain income before income taxes targets be achieved by the borrower in any fiscal year ending on or before December 31, 2016. Signature estimated the fair value of each of the components of consideration received as of the date of the asset sale as follows: revolving line of credit — $3.2 million; term note — $0.4 million; preferred stock — $0.8 million; and contingent consideration — zero. No gain or loss was recognized in connection with the surrender and simultaneous sale of assets. At December 31, 2012, the new debtor was current and in compliance with all debt covenants and had paid Signature the $0.5 million of contingent consideration, classified in operating revenues within Signature Special Situations in the consolidated statements of operations.

Prior to the surrender of the assets in full satisfaction of the outstanding loans, the commercial term loan was accounted for as a purchased credit-impaired loan. The following table shows activity for the accretable yield on the purchased credit-impaired commercial term loan for the periods indicated:

	December 31,
(Dollars in thousands)	2012	2011
Beginning balance	$3,002	$—
Purchases	—	2,994
Accretion	(107)	(321)
Reclassifications	—	329
Dispositions	(2,895)	—

Ending balance	$—	$3,002

Purchased credit-impaired loans are accounted for using the expected cash flows method, which accretes interest income regardless of the delinquency status of a loan or portfolio. Other than the purchased credit-impaired loan, there were no loans accruing interest that were ninety or more days past due at December 31, 2012 and 2011.

The following table presents information about the Company’s loans receivable that were in nonaccrual status as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment of Nonaccrual Loans	Recorded Investment of Total Portfolio	Percentage of Nonaccrual Loans	Recorded Investment of Nonaccrual Loans	Recorded Investment of Total Portfolio	Percentage of Nonaccrual Loans
Residential real estate loans	$2,233	$22,209	10.1%	$—	$—	0.0%
Commercial real estate loans	—	1,722	0.0%	38	1,923	2.0%
Commercial loans:
Revolving lines of credit	—	—	0.0%	—	1,036	0.0%
Term note	—	491	0.0%	—	—	0.0%
Purchased credit-impaired term loan	—	—	0.0%	—	841	0.0%

Total commercial loans	—	491	0.0%	—	1,877	0.0%

Total	$2,233	$24,422	9.1%	$38	$3,800	1.0%

The following table presents the unpaid principal balance and recorded investment of impaired loans receivable as of December 31, 2012 and 2011:

	Unpaid Principal Balance of Impaired Loans	Recorded Investment of Impaired Loans		Total Recorded Investment of Impaired Loans
(Dollars in thousands)		With Allowance	Without Allowance
December 31, 2012
Residential real estate loans	$26,997	$—	$11,906	$11,906
Commercial real estate loans	50	—	38	38
Commercial loans	—	—	—	—

	$27,047	$—	$11,944	$11,944

December 31, 2011
Commercial real estate loans	$38	$—	$38	$38
Commercial loans	5,099	—	841	841

	$5,137	$—	$879	$879

The average recorded investment of impaired loans receivable was $11.9 million and $0.8 million during the years ended December 31, 2012 and 2011, respectively. The increase in the average recorded investment of impaired loans is primarily attributable to the inclusion of the loans classified as held for sale, net at December 31, 2011 and subsequently reclassified to loans receivable, net, which are not included in this disclosure. For comparative purposes, the average recorded investment of impaired loans classified as held for sale, net within continuing operations during the year ended December 31, 2011 was $11.2 million. Interest income recognized on impaired loans receivable was $1.2 million and $0.3 million during the years ended December 31, 2012 and 2011, respectively.

Three loans aggregating $1.0 million, classified as loans receivable, net at December 31, 2012, were modified under TDRs in 2012, and no loans classified as loans receivable, net at December 31, 2011 were modified under TDRs in 2011. The following table presents the unpaid principal balance and recorded investment of loans modified and classified as TDRs during the year ended December 31, 2012:

	Unpaid Principal Balance of TDRs	Recorded Investment of TDRs		Total Recorded Investment of TDRs
(Dollars in thousands)		With Allowance	Without Allowance
Residential real estate loans	$726	$—	$208	$208
Commercial real estate loans	50	—	38	38
Commercial loans	—	—	—	—

	$776	$—	$246	$246

There were no losses on TDRs in the year ended December 31, 2012. Losses on TDRs aggregated $0.1 million in the year ended December 31, 2011. Of loans modified under TDRs during the twelve months ended December 31, 2012, loans with an aggregate carrying value of $0.2 million reached ninety or more days past due.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable. Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of December 31, 2012 and 2011, based on recorded investment:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
December 31, 2012
Residential real estate loans	$2,457	$569	$2,816	$5,842	$16,367	$22,209
Commercial real estate loans	—	—	—	—	1,722	1,722
Commercial loans:
Revolving lines of credit	—	—	—	—	—	—
Term note	—	—	—	—	491	491

Total commercial loans	—	—	—	—	491	491

Total	$2,457	$569	$2,816	$5,842	$18,580	$24,422

December 31, 2011
Commercial real estate loans	$—	$—	$38	$38	$1,885	$1,923
Commercial loans:
Revolving lines of credit	—	—	—	—	1,036	1,036
Purchased credit-impaired term loan	—	—	841	841	—	841

Total commercial loans	—	—	841	841	1,036	1,877

Total	$—	$—	$879	$879	$2,921	$3,800

Following the April 1, 2012 reclassification of the performing residential real estate loan portfolio to held for investment, the credit quality of the portfolio has deteriorated with $3.4 million, or 15.2%, of loans migrating to sixty or more days past due. Management has determined that no allowance for loan loss is required as the estimated fair value of the underlying collateral securing the impaired loans exceeds the carrying value of those loans. At the time of reclassification, the estimated fair value of the loans became the new carrying value and cost basis of the loans held for investment, which was approximately 49.0% of the unpaid principal balance.

There was no activity in the allowance for loan losses in the year ended December 31, 2012. The Company recognized $2 thousand of provision for loan losses in the year ended December 31, 2011. At December 31, 2012 and 2011, the allowance for loan losses related only to commercial real estate loans and was $50 thousand.

The following table presents the Company’s loans held for sale, net in continuing operations as of:

	December 31,
(Dollars in thousands)	2012	2011
Unpaid principal balance	$—	$47,014
Market valuation allowance	—	(26,697)

Loans held for sale, net	$—	$20,317

The loans classified as held for sale, net at December 31, 2011 are presented as a component of loans receivable, net in the consolidated balance sheet as of December 31, 2012. As of December 31, 2011, the recorded investment of loans held for sale, net that were impaired, nonaccrual and thirty or more days past due aggregated $11.2 million, $1.9 million and $0.6 million, respectively.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES

Goodwill and intangible assets and liabilities consisted of the following as of:

	December 31,
(Dollars in thousands)	2012	2011
Goodwill	$17,780	$17,780

Intangible assets:
Customer relationships	$7,300	$7,300
Trade names	850	850
Accumulated amortization	(3,821)	(1,442)

Total intangible assets	$4,329	$6,708

Intangible liabilities:
Lease	$100	$100
Accumulated amortization	(47)	(14)

Total intangible liabilities	$53	$86

The following table summarizes aggregate future amortization of intangible assets and liabilities:

(Dollars in thousands)
2013	$1,588
2014	1,074
2015	758
2016	473
2017	236
Thereafter	147

Total	$4,276

NOTE 9 — OTHER ASSETS AND OTHER LIABILITIES

The following table presents the Company’s other assets and other liabilities, within continuing operations, as of:

	December 31,
(Dollars in thousands)	2012	2011
Other current assets:
Accrued interest and dividends receivable	$417	$535
Prepaid expenses	709	711
Loan servicing advances receivable	140	—
Income taxes receivable	—	661
Indemnification asset	—	423
Other	—	26

Total other current assets	$1,266	$2,356

Other noncurrent assets:
Nonmarketable equity securities	$2,740	$—
Property and equipment	210	195
Debt issuance costs	137	189

Total other noncurrent assets	$3,087	$384

Other current liabilities:
Accrued expenses	$442	$888
Income taxes payable	464	—
Other	103	—

Total other current liabilities	$1,009	$888

Other noncurrent liabilities:
Intangible lease	$53	$86
Deferred income taxes payable	7	81

Total other noncurrent liabilities	$60	$167

NOTE 10 — DEBT

The following table presents the Company’s debt as of:

	December 31,
(Dollars in thousands)	2012	2011
Lines of credit	$1,000	$5,116

Notes Payable	$37,246	$39,000
Term loan	6,900	7,800
Seller notes	2,906	4,813

Total long-term debt, including amounts due within one year	$47,052	$51,613

Long-term debt due within one year is as follows:

	December 31,
(Dollars in thousands)	2012	2011
Contractual principal payments due within one year:
Term loan	$1,200	$900
Seller notes	2,290	1,907

Long-term debt due within one year	$3,490	$2,807

Lines of credit

Lines of credit consists of an $8.0 million asset-based revolving loan, which matures in September 2014 and is subject to a borrowing base. At December 31, 2012 and 2011, outstanding borrowings on the revolving line of credit were $1.0 million and $5.1 million, respectively. As of December 31, 2012, available borrowing capacity under the revolving line of credit was $7.0 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on December 31, 2012, and is secured by all of the assets of Industrial Supply. Interest expense on lines of credit was $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Notes Payable

On July 16, 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”), the former holders of the TOPrS received $39.0 million in notes payable, due December 2016, bearing interest at 9.0% per annum (the “Notes Payable”). Interest expense on the Notes Payable was $3.4 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively.

The Company acquired $1.8 million of the Notes Payable in an open market trade in May 2012, for $1.4 million, and recognized a $0.4 million gain on extinguishment of debt in other income (expense) in the consolidated statements of operations. At December 31, 2012 and 2011, the Notes Payable balance was $37.2 million and $39.0 million, respectively.

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

Term loan

The term loan consists of an $8.0 million loan maturing in September 2016, which had an outstanding balance of $6.9 million and $7.8 million at December 31, 2012 and 2011, respectively. The term loan is subject to annual principal payments of $0.8 million in year one, $1.2 million in each of years two and three, $1.6 million in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum. In the event of default, the interest rate will increase by 5.00% per annum. At December 31, 2012, the interest rate on the term loan was 5.00%. The term loan is secured by all of the assets of Industrial Supply. Interest expense on the term loan was $0.4 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO that were issued in connection with the 2011 acquisition of NABCO, which had aggregate outstanding balances of $2.9 million and $4.8 million at December 31, 2012 and 2011, respectively. The seller notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments and, subject to certain conditions, accelerated principal payments. Based on NABCO’s 2011 earnings before interest, taxes, depreciation and amortization (“EBITDA”), $1.2 million of accelerated principal payments were due and paid in the year ended December 31, 2012. Based on NABCO’s 2012 EBITDA, $1.6 million of accelerated principal payments are due in the year ending December 31, 2013. The seller notes bear interest at 6.00% per annum and interest is paid quarterly. Interest expense on the seller notes was $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company was in compliance with all of the covenants under its debt agreements, which includes restrictions on dividends from Industrial Supply to Signature.

Contractual maturities of long-term debt as of December 31, 2012 are as follows:

	Contractual Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes Payable	$—	$—	$37,246	$—	$37,246
Term loan	1,200	5,700	—	—	6,900
Seller notes	2,290	616	—	—	2,906

Total long-term debt	$3,490	$6,316	$37,246	$—	$47,052

NOTE 11 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from Bankruptcy Proceedings on June 11, 2010 (the “Effective Date”), Signature issued Warrants to purchase an aggregate of 15 million shares of the Company’s common stock. The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date. As of December 31, 2012, the Warrants are 60% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $1.03 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued.

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the board of directors (the “Board”) under the Company’s director compensation plan (the “Director Compensation Plan”) that each triggered the pricing protection provisions of the Warrants. The restricted common stock issued to nonexecutive members of the Board in April 2011 reduced the exercise price of the Warrants to $0.69 per share. In July 2011, the Company issued approximately 3.0 million shares of common stock as purchase consideration in the NABCO business combination. The NABCO business combination common stock was issued at $0.664 per share, thereby reducing the exercise price of the Warrants to $0.664 per share; however, the holders of approximately 79.3% of the Warrants, held at that time by Signature Group Holdings, LLC and Kenneth Grossman, waived the pricing protection provisions related to shares issued in the NABCO business combination and the exercise price related to those Warrants remains at $0.69 per share.

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. The following table presents changes in the fair value of the common stock warrant liability during the periods indicated:

	December 31,
(Dollars in thousands)	2012	2011
Beginning balance	$1,403	$5,700
Change in fair value of common stock warrant liability	947	(4,297)

Ending balance	$2,350	$1,403

The following table summarizes the assumptions used to estimate the fair value of the common stock warrant liability as of:

	December 31,
	2012	2011
Expected term (years)	7.1	8.2
Volatility	51.0%	40.0%
Risk-free rate	1.19%	1.57%
Weighted average exercise price	$0.68	$0.68

NOTE 12 — INCOME TAXES

Income tax expense, within continuing operations, was $0.6 million for the year ended December 31, 2012, and income tax benefit, within continuing operations, was $2.6 million for the year ended December 31, 2011.

A reconciliation of the effective tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 34.0% is summarized in the following table:

	Year Ended December 31,
	2012	2011
Federal statutory rate	34.0%	34.0
State income taxes, net of federal benefit	2.0	9.0
Deferred tax valuation allowance	(36.7)	(33.1)
Fair value adjustments	(6.7)	12.3
Revisions to prior year taxes	(1.5)	—
Meals and entertainment	(0.3)	(0.1)
Other	0.6	—

Effective tax rate	(8.6)%	22.1%

Net payments made for federal and state income taxes were $0.3 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.

The Company has accrued the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. The total reserve for these uncertain tax matters was zero and $0.4 million at December 31, 2012 and 2011, respectively.

In connection with the NABCO business combination, the Company recognized a $0.4 million liability for uncertain tax matters related to the difference between positions taken on tax returns filed prior to the acquisition and the estimated potential tax settlement outcomes associated with inventory costs in those tax returns. The statute of limitations on the uncertain tax matter expired in September 2012 and the accrued liability and the related indemnification asset were reversed.

In December 2012, the Internal Revenue Service (“IRS” or the “Service”), in preparation of its report to the Congressional Joint Committee on Taxation (the “Joint Committee”) related to the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, notified the Company of a proposed adjustment to the reported 2005 alternative minimum taxable income and associated tax (“AMT”). The Service identified a $2.6 million liability as a result of certain disallowed bad debt deductions identified in the 2006 tax year audit. In connection with this proposed adjustment, in February 2013, the Service notified the Company that it was examining the 2003, 2004, 2005 and 2008 tax years. The IRS has requested, and the Company has provided, documentation that the Company believes reduces the 2005 AMT liability to approximately $0.4 million, including $30 thousand of accrued interest through December 31, 2012. The Company remitted a $0.4 million payment to the IRS on January 31, 2013. The Company believes its proposed adjustments are more likely than not to be allowed under the examination. Although the Company does not have any reason to believe that the Joint Committee will not approve the remainder of the tax refund, there is no assurance that such approval will be given by the Joint Committee or that additional items may come to their attention during the examination.

Deferred income taxes, included as a component of continuing operations, includes the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are summarized in the following table:

	December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$359,055	$394,742
Alternative minimum tax credits	10,909	10,907
Repurchase reserve	2,854	3,333
Disposal and exit costs	2,024	2,111
Compensation	749	458
Litigation reserves	676	739
Bad debt	193	990
Other	94	—

Total deferred tax assets	376,554	413,280

Deferred tax liabilities:
Intangible assets and liabilities	1,603	2,055
Property and equipment	518	719
State income and franchise taxes	—	187
Other	759	1,435

Total deferred tax liabilities	2,880	4,396

Net deferred tax asset before valuation allowance	373,674	408,884
Deferred tax valuation allowance	(373,681)	(408,965)

Net deferred tax liability	$(7)	$(81)

At December 31, 2012, the Company had estimated federal and California net operating loss carryforwards (“NOLs”) of $886.9 million and $980.0 million, respectively. The federal NOLs have a 20-year life and begin to expire in 2027, while the California NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its net deferred tax asset and has placed a valuation allowance of $373.7 million and $409.0 million on its net deferred tax asset at December 31, 2012 and 2011, respectively. Deferred tax liabilities, totaling $7 thousand and $81 thousand at December 31, 2012 and 2011, respectively, relate to timing differences of Industrial Supply and Signature Special Situations in certain states in which the Company does not have NOLs.

NOTE 13 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Director Compensation Program

The Director Compensation Program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member. These grants have a grant date fair value of $75 thousand per nonexecutive director, and vest on January 1 of the following year. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year. Beginning in January 2012, the director compensation awards have been granted under the Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”).

Incentive Plan

The Incentive Plan provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 25.0 million shares of common stock, or its equivalent. As of December 31, 2012 and 2011, there were no stock appreciation rights or restricted stock units outstanding and there were 8.8 million and 13.9 million shares, respectively, available for grant under the Incentive Plan.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately up to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	2,315,040	$0.60	316,267	$0.83
Shares vested(1)	(1,950,102)	0.42	(316,267)	0.83
Shares granted	3,210,244	0.31	2,725,996	0.62
Shares forfeited	—	—	(410,956)	0.73

Ending nonvested restricted shares	3,575,182	$0.44	2,315,040	$0.60

(1)	Includes shares awarded to four independent directors that were not re-nominated to the Board and resigned following the certification of the election of the new Board on August 6, 2012.

Share-based compensation related to restricted common stock awards was $1.1 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the aggregate unamortized value of share-based restricted common stock awards was $0.7 million and $0.8 million, respectively, and will be recognized over a weighted average period of 1.6 years.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately up to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Bankruptcy Proceedings on the Effective Date, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date. The following table provides assumptions used in determining the fair value of common stock option grants for the periods indicated:

	Year Ended December 31,
(Weighted averages)	2012	2011
Expected volatility	52.6%	41.0%
Risk-free interest rate	0.80%	1.40%
Expected term (in years)	5.1	6.1
Dividend yield	0.0%	0.0%
Grant date fair value per share	$0.17	$0.19

The following table presents activity of nonvested common stock options during the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	8,816,000	$0.57	—	$—
Options granted	1,846,000	0.36	8,816,000	0.57
Options vested	(1,898,586)	0.51	—	—
Options forfeited	(39,666)	0.30	—	—
Ending nonvested common stock options	8,723,748	$0.54	8,816,000	$0.57

The following table presents activity of exercisable common stock options during the periods indicated:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	—	$—	—	$—
Options exercised	(85,334)	0.30	—	—
Options vested	1,898,586	0.51	—	—
Ending vested common stock options	1,813,252	$0.52	—	$—

The weighted average remaining contractual life for common stock options outstanding and exercisable at December 31, 2012 and 2011 was 8.6 and 9.6 years, respectively, and the weighted average remaining contractual life for common stock options exercisable at December 31, 2012 was 8.4 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of:

	December 31,
(Dollars in thousands)	2012	2011
Intrinsic value of common stock options outstanding	$106	$—
Intrinsic value of common stock options exercisable	37	—

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Intrinsic value of common stock options exercised(1)	$10	$—
Fair value of common stock options vested(2)	327	—

(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.7 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the aggregate unamortized value of share-based common stock option awards was $1.0 million and $1.4 million, respectively, and will be recognized over a weighted average period of 1.8 years.

401(k) saving plan

In 2012, the Company implemented a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s cash compensation. Matching contributions under the Savings Plan during the year ended December 31, 2012 were $0.1 million.

NOTE 14 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of common stock options, unvested restricted common stock awards and the Warrants determined using the treasury stock method.

Unvested restricted stock, exercisable common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the Company’s common stock increases. For the years ended December 31, 2012 and 2011, the impact of all outstanding unvested restricted stock, stock options and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011
Loss from continuing operations	$(3,967)	$(3,467)
Loss from discontinued operations, net of income taxes	(3,501)	(9,407)

Net loss	(7,468)	(12,874)
Loss attributable to noncontrolling interest	—	(100)

Net loss attributable to Signature Group Holdings, Inc.	$(7,468)	$(12,774)

Weighted average basic and diluted shares outstanding	116,122,223	113,392,109

Basic and diluted loss per share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	(0.03)	(0.08)

Basic and diluted loss per share	$(0.06)	$(0.11)

Diluted loss per share for the years ended December 31, 2012 and 2011 excludes 809,122 and 250,256 incremental shares related to unvested restricted common stock, respectively, 14,215 and zero incremental shares related to common stock options, respectively, and zero incremental shares related to the Warrants for each of the years ended December 31, 2012 and 2011, as they would be antidilutive.

NOTE 15 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis based on the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
December 31, 2012
Assets:
Investment securities, available for sale	$3,060	$—	$—	$3,060

Liabilities:
Common stock warrant liability	$—	$—	$2,350	$2,350

December 31, 2011
Assets:
Investment securities, available for sale	$4,991	$—	$—	$4,991

Liabilities:
Contingent consideration	$—	$—	$3,597	$3,597
Common stock warrant liability	—	—	1,403	1,403

Total	$—	$—	$5,000	$5,000

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Year Ended December 31, 2012
Contingent consideration(1)	$3,597	$(403)	$(4,000)	$—	$—	$—	$—
Common stock warrant liability	1,403	(947)	—	—	—	—	2,350

Total	$5,000	$(1,350)	$(4,000)	$—	$—	$—	$2,350

Year Ended December 31, 2011
Contingent consideration	$—	$(119)	$—	$3,478	$—	$—	$3,597
Common stock warrant liability	5,700	4,297	—	—	—	—	1,403

Total	$5,700	$4,178	$—	$3,478	$—	$—	$5,000

(1)

Contingent consideration transferred out of Level 3 at December 31, 2012 as a result of the final computation of the contingent consideration under the terms of the purchase agreement. With the resolution of the contingency, this liability is no longer measured at fair value.

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value. These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under ASC 820. The following table presents financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2012 and 2011:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
December 31, 2012
Preferred stock (other noncurrent assets)	$—	$—	$2,000	$2,000
Common stock (other noncurrent assets)	—	—	1,940	1,940
Real estate owned, net(1) (discontinued operations)	—	—	416	416

Total	$—	$—	$4,356	$4,356

December 31, 2011
Loans held for sale, net:
Continuing operations	$—	$—	$20,317	$20,317
Discontinued operations	—	—	12,383	12,383
Real estate owned, net(1) (discontinued operations)	—	—	2,377	2,377
Commercial real estate investments, net(2)	—	—	33	33

Total	$—	$—	$35,110	$35,110

(1)	Amounts represent the carrying value of REO that resulted in gains (losses) recorded on a nonrecurring basis during the period.
(2)	Amounts represent the carrying value of commercial real estate investments that resulted in gains (losses) recorded on a nonrecurring basis during the period.

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Loans held for sale, net(1):
Continuing operations	$2,776	$1,188
Discontinued operations	(1,062)	299
Real estate owned, net	(725)	(882)
Commercial real estate investments, net	(121)	(512)

	$868	$93

(1)

Loans held for sale, net were measured at fair value at various times throughout the year ended December 31, 2012, however, they do not appear in the table presenting financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2012 and 2011, above, as there were no loans classified as held for sale at December 31, 2012.

The Company’s Level 3 assets and liabilities include financial instruments whose values are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of December 31, 2012:

(Dollars in thousands)	Estimated Fair Value December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Preferred stock (other noncurrent assets)	$2,000	Market approach	EBITDA	$2.5 - $4.5 million ($3.5 million)
			Sales multiple	2.5x - 4.0x (3.1x)
			Control discount	25.0% (25.0%)
Common stock (other noncurrent assets)	1,940	Market approach	EBITDA	$40.0 - $60.0 million ($47.5 million)
			Sales multiple	6.7x - 10.1x (8.5x)
Real estate owned, net (discontinued operations)	830	Market approach	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)

	$4,770

Liabilities:
Common stock warrant liability	$2,350	Lattice option pricing model	Exercise multiple	2.8x (2.8x)

			Volatility	51.0% (51.0%)
			Expected term	7.1 - 7.2 years (7.1 years)

Significant unobservable inputs used in the fair value measurement of preferred stock include EBITDA, a sales multiple and a control discount. Significant increases in EBITDA or the sales multiple, or decrease in the control discount would result in an increase in the estimated fair value of preferred stock, while decreases in EBITDA or the sales multiple, or increase in the control discount would result in a decrease in the estimated fair value of preferred stock. Management has revised the original methodology used to estimate the fair value of preferred stock at the acquisition date as a result of the issuer having actual operating results, rather than merely projections of operating results.

Significant unobservable inputs used in the fair value measurement of common stock are EBITDA and a sales multiple. Significant increases in EBITDA or the sales multiple would result in an increase in the estimated fair value of common stock, while decreases in EBITDA or the sales multiple would result in a decrease in the estimated fair value of common stock. There is currently no readily determinable fair value for these securities, however, there may be in the future.

Significant unobservable inputs used in the fair value measurement of REO are marketability discounts and estimated selling costs. The Company utilizes third party collateral valuation services and real estate Internet websites to estimate the fair value of REO and adjusts these values to account for various factors, such as historical loss experience, anticipated liquidation timing and estimated selling costs. Significant increases in these assumptions would result in a decrease in the estimated fair value of REO, while decreases in these assumptions would result in a higher estimated fair value.

Significant unobservable inputs used in the fair value measurement of common stock warrant liability include the exercise multiple, volatility and expected term. The Company uses these unobservable inputs in a trinomial lattice option pricing model. Significant increases in the exercise multiple or significant decreases in volatility or the expected term would result in a decrease in the estimated fair value of common stock warrant liability, while significant decreases in the exercise multiple or significant increases in volatility or the expected term would result in an increase in the estimated fair value of common stock warrant liability.

FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following tables present the carrying values and fair value estimates of financial instruments as of December 31, 2012 and 2011:

		December 31, 2012
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$53,699	$53,699
Investment securities, available for sale	Level 1	3,060	3,060
Loans receivable, net	Level 3	24,372	24,850
Preferred stock (other noncurrent assets)	Level 3	800	2,000
Common stock (other noncurrent assets)	Level 3	1,940	1,940

Discontinued operations:
Cash and cash equivalents	Level 1	162	162
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net	Level 3	51	51

LIABILITIES
Continuing operations:
Lines of credit	Level 3	$1,000	$1,000
Long-term debt	Level 1/3	47,052	44,538
Common stock warrant liability	Level 3	2,350	2,350

		December 31, 2011
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$52,356	$52,356
Investment securities, available for sale	Level 1	4,991	4,991
Loans receivable, net	Level 3	3,750	3,750
Loans held for sale, net	Level 3	20,317	20,317
Discontinued operations:
Cash and cash equivalents	Level 1	200	200
FHLB stock	Level 1	2,051	2,051
Loans held for sale, net	Level 3	12,383	12,383
Commercial real estate investments, net	Level 3	231	231
Note receivable	Level 3	1,861	1,861

LIABILITIES
Continuing operations:
Lines of credit	Level 3	$5,116	$5,116
Contingent consideration	Level 3	3,597	3,597
Long-term debt	Level 1/3	51,613	42,036
Common stock warrant liability	Level 3	1,403	1,403

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at December 31, 2012 and 2011:

Cash and cash equivalents

Cash and cash equivalents are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Investment securities, available for sale

Investment securities, available for sale are comprised of corporate bonds. Estimated fair values for investment securities, available for sale are based on quoted market prices, where available.

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit, commercial term notes, and purchased credit-impaired commercial term loans. The estimated fair values of commercial real estate loans and commercial lines of credit consider the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

The estimated fair value of the residential real estate loans is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

The estimated fair value of the commercial term note is based on a discounted cash flow analysis, which includes assumptions about the amount and timing of expected future cash flows, discounted at rates that reflect the inherent credit, liquidity and uncertainty risks associated with the underlying borrower.

The estimated fair value of purchased credit-impaired commercial term loans is based on a discounted cash flow analysis utilizing assumptions about the amount and timing of expected cash flows and other recoveries and market discount rates.

Loans held for sale, net

Loans held for sale, net consists of the residential real estate loans that were reclassified to held for investment in continuing operations in April 2012, and nonperforming residential real estate loans classified in discontinued operations. The estimated fair value of loans held for sale, net is based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

Preferred stock

Preferred stock, classified in other noncurrent assets, consists of 4.00% cumulative convertible preferred stock of a privately held commercial loan borrower under Signature Special Situations. The preferred stock has a stated value of $2.0 million and is convertible to 45.0% of the common stock of the company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple, a control discount and the current liquidation value of the investment.

Common stock

Common stock, classified in other noncurrent assets, consists of securities the Company received in exchange for its position in a privately held company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy. As of December 31, 2012, there was no readily determinable fair value for the common stock. The estimated fair value of common stock is based on the results of operations of the issuer since emerging from bankruptcy, including EBITDA and a sales multiple.

FHLB stock

Federal Home Loan Bank (“FHLB”) stock, classified in assets of discontinued operations, is recorded at cost. Sales of these securities are at par value with the issuer and can be redeemed five years following the surrender of FIL’s charter, which was surrendered in July 2008. Based on the financial condition of the counterparty, the carrying value of the FHLB stock is a reasonable estimate of fair value.

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

Lines of credit

Lines of credit are short-term borrowing facilities, used primarily to support ongoing operations. The carrying value is a reasonable estimate of fair value, as these instruments have short-term maturities and market interest rates.

Contingent consideration

Contingent consideration consists of estimated payments due as additional purchase consideration in business combinations. The fair value of contingent consideration is based on the Company’s expectation of future operating results and includes assumptions related to discount rates and probabilities of various projected operating result scenarios.

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

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the Warrants, which includes anti-dilution and pricing protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including exercise multiple, volatility and expected term.

NOTE 16 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two operating segments: Industrial Supply and Signature Special Situations. The third segment consists of discontinued operations, which includes assets and liabilities from Fremont’s former businesses and the operations of Cosmed, formerly reported as its own segment. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other. The following tables present the operating results and other key financial measures for each of the Company’s segments as of and for the periods indicated:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues from external customers	$36,242	$7,691	$—	$—	$43,933	$973	$44,906
Intersegment revenues	—	407	940	(1,347)	—	—	—
Operating costs	30,799	1,071	15,829	(1,347)	46,352	5,626	51,978
Other income (expense)	(403)	—	(485)	—	(888)	1,179	291

Earnings (loss) before reorganization items, net and income taxes	5,040	7,027	(15,374)	—	(3,307)	(3,474)	(6,781)
Reorganization items, net	—	—	80	—	80	24	104

Earnings (loss) before income taxes	5,040	7,027	(15,454)	—	(3,387)	(3,498)	(6,885)
Income tax expense (benefit)	2,230	1,467	(3,117)	—	580	3	583

Net earnings (loss)	2,810	5,560	(12,337)	—	(3,967)	(3,501)	(7,468)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,810	$5,560	$(12,337)	$—	$(3,967)	$(3,501)	$(7,468)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2011
Operating revenues from external customers	$14,158	$5,350	$—	$—	$19,508	$3,016	$22,524
Intersegment revenues	—	354	—	(354)	—	—	—
Operating costs	13,078	(162)	17,114	(354)	29,676	13,069	42,745
Other income (expense)	(119)	—	5,732	—	5,613	740	6,353

Earnings (loss) before reorganization items, net and income taxes	961	5,866	(11,382)	—	(4,555)	(9,313)	(13,868)
Reorganization items, net	—	—	1,540	—	1,540	—	1,540

Earnings (loss) before income taxes	961	5,866	(12,922)	—	(6,095)	(9,313)	(15,408)
Income tax expense (benefit)	365	35	(3,028)	—	(2,628)	94	(2,534)

Net earnings (loss)	596	5,831	(9,894)	—	(3,467)	(9,407)	(12,874)
Loss attributable to noncontrolling interest	—	—	—	—	—	(100)	(100)

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$596	$5,831	$(9,894)	$—	$(3,467)	$(9,307)	$(12,774)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
December 31, 2012
Current assets	$15,253	$12,228	$50,761	$(5,743)	$72,499	$3,614	$76,113
Total assets	37,667	43,229	72,759	(32,208)	121,447	4,264	125,711
December 31, 2011
Current assets	$14,542	$29,470	$49,925	$(920)	$93,017	$19,569	$112,586
Total assets	39,428	35,020	60,613	(14,594)	120,467	22,551	143,018
Segment liabilities:
December 31, 2012
Current liabilities	$15,127	$1,583	$754	$(5,743)	$11,721	$2,292	$14,013
Total liabilities	26,012	23,539	40,350	(32,208)	57,693	9,792	67,485
December 31, 2011
Current liabilities	$10,912	$109	$3,396	$(920)	$13,497	$3,211	$16,708
Total liabilities	28,584	9,411	44,069	(14,594)	67,470	11,711	79,181

NOTE 17 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

	December 31,
(Dollars in thousands)	2012	2011
Current assets:
Cash and cash equivalents	$162	$200
Inventory	516	929
FHLB stock	2,051	—
Loans held for sale, net	—	12,383
Real estate owned, net	830	3,966
Other current assets	55	2,091

Total current assets of discontinued operations	3,614	19,569
FHLB stock	—	2,051
Intangible assets, net	196	270
Goodwill	400	400
Other noncurrent assets	54	261

Assets of discontinued operations	$4,264	$22,551

Current liabilities:
Litigation reserve	$1,775	$1,617
Trade payables	361	1,069
Unclaimed property	153	297
Other current liabilities	3	228

Total current liabilities of discontinued operations	2,292	3,211
Repurchase reserve	7,500	8,500

Liabilities of discontinued operations	$9,792	$11,711

Statements of Operations of Discontinued Operations

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Operating revenues and other income (expense)	$2,152	$3,756
Operating costs and reorganization items, net	5,650	13,069

Loss from discontinued operations before income taxes	(3,498)	(9,313)
Income tax expense	3	94

Loss from discontinued operations, net of income taxes	$(3,501)	$(9,407)

Assets and liabilities of discontinued operations include:

Inventory

Inventory consists of a line of skin care products.

FHLB stock

FIL was previously a member of the FHLB of San Francisco. The Company can redeem the FHLB stock, at par value, five years following the surrender of FIL’s bank charter, which was surrendered in July 2008.

Loans held for sale, net

Loans held for sale, net consists of nonperforming residential real estate loans and are typically secured by first deeds of trust on single-family residences. A market valuation allowance is maintained to adjust the loans to the lower of cost or estimated fair value. At December 31, 2012, the portfolio had been sold or charged off.

Real estate owned, net

REO, net consists of single-family residential properties acquired through, or in lieu of, foreclosure of loans secured by the properties and is reported at the lower of cost or estimated net realizable value. At December 31, 2012 and 2011, REO was comprised of seven and twenty-nine properties, respectively.

Other assets

Other assets include $0.1 million of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act, and $38 thousand of prepaid expenses at December 31, 2012. At December 31, 2011, other assets include $0.2 million in community development projects and similar types of loans and investments, a $1.9 million note receivable related to the sale of certain commercial real estate assets, $0.1 million of accrued interest receivable on loans held for sale and $0.1 million of prepaid expenses.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims at December 31, 2012 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $56.4 million in claims, or 55.5% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $15.4 million in claims, or 15.1% of total claims outstanding;

•	for more than twenty-four months, but less than thirty-six months, in the case of $29.0 million in claims, or 28.5% of total claims outstanding; and

•	for more than twelve months, but less than twenty-four months, in the case of $0.9 million in claims, or 0.9% of total claims outstanding.

There were no repurchase claims received or settled during the year ended December 31, 2012. The repurchase reserve liability was $7.5 million and $8.5 million at December 31, 2012 and 2011, respectively. Recoveries of provisions for repurchase reserves were $1.0 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

NOTE 18 — UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table presents unaudited quarterly financial data, which has been prepared on a basis consistent with that of the audited consolidated financial statements and includes all necessary material adjustments, consisting of normal recurring accruals and adjustments, to present fairly the unaudited quarterly financial information. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. The per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

	Unaudited 2012 Information for the Three Months Ended
(Dollars in thousands, except per share amounts)	December 31,	September 30,	June 30,	March 31,
Operating revenues:
Industrial Supply	$9,134	$10,203	$9,062	$7,843
Signature Special Situations	2,059	1,121	278	4,233
Corporate and Other	—	—	—	—

Total operating revenues	11,193	11,324	9,340	12,076
Operating costs	10,256	12,640	12,212	11,244
Operating profit (loss)	937	(1,316)	(2,872)	832
Earnings (loss) from continuing operations	718	(2,166)	(3,158)	639
Loss from discontinued operations, net of income taxes	(422)	(462)	(732)	(1,885)
Net arnings (loss) attributable to Signature Group Holdings, Inc.	296	(2,628)	(3,890)	(1,246)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.02)	$(0.02)	$0.01
Discontinued operations	(0.01)	—	(0.01)	(0.02)

Basic and diluted earnings (loss) per share	$—	$(0.02)	$(0.03)	$(0.01)

	Unaudited 2011 Information for the Three Months Ended
(Dollars in thousands, except per share amounts)	December 31,	September 30,	June 30,	March 31,
Operating revenues:
Industrial Supply	$8,076	$6,082	$—	$—
Signature Special Situations	1,310	1,505	1,199	1,336
Corporate and Other	—	—	—	—

Total operating revenues	9,386	7,587	1,199	1,336
Operating costs	12,449	10,193	4,290	2,744
Operating loss	(3,063)	(2,606)	(3,091)	(1,408)
Earnings (loss) from continuing operations	(2,589)	4,133	(3,916)	(1,095)
Loss from discontinued operations, net of income taxes	(1,094)	(2,889)	(2,358)	(3,066)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	(3,675)	1,275	(6,173)	(4,201)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.02)	$0.04	$(0.03)	$(0.01)
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.03)

Basic and diluted earnings (loss) per share	$(0.03)	$0.01	$(0.05)	$(0.04)

During the quarter ended June 30, 2012, the Company reclassified its performing residential real estate loans, previously held for sale in discontinued operations, to loans held for investment within loans receivable, net in continuing operations as a result of management’s decision to terminate its efforts to sell these loans. The following tables summarize the results of operations that were reclassified to earnings (loss) from continuing operations for the quarterly periods during 2011 and for the quarter ended March 31, 2012, related to the reclassified loans.

	Unaudited 2012 Information for the Three Months Ended
(Dollars in thousands)	December 31,	September 30,	June 30,	March 31,
Operating revenues	$—	$—	$—	$3,520
Operating costs	—	—	—	21
Operating profit (loss)	—	—	—	3,499
Earnings (loss) from continuing operations	—	—	—	3,499

	Unaudited 2011 Information for the Three Months Ended
(Dollars in thousands)	December 31,	September 30,	June 30,	March 31,
Operating revenues	$856	$1,142	$960	$1,171
Operating costs	(112)	(19)	(35)	4
Operating profit (loss)	968	1,161	995	1,167
Earnings (loss) from continuing operations	968	1,161	995	1,167

During the quarter ended December 31, 2012, the Company formally adopted a plan to limit the ongoing financial support for Cosmed. The Company is evaluating strategic alternatives for Cosmed’s intellectual property. The following table summarizes the results of Cosmed’s operations that have been reclassified in discontinued operations for the quarterly periods presented below:

	Unaudited 2012 Information for the Three Months Ended
(Dollars in thousands)	December 31,	September 30,	June 30,	March 31,
Operating revenues	$26	$77	$57	$198
Operating costs	322	198	227	232
Operating profit (loss)	(296)	(121)	(170)	(34)
Loss from discontinued operations, net of income taxes	(358)	(180)	(229)	(94)

	Unaudited 2011 Information for the Three Months Ended
(Dollars in thousands)	December 31,	September 30,	June 30,	March 31,
Operating revenues	$55	$227	$295	$546
Operating costs	575	574	1,150	412
Operating profit (loss)	(520)	(347)	(855)	134
Loss from discontinued operations, net of income taxes	(857)	(390)	(987)	502

NOTE 19 — COMMITMENTS AND CONTINGENCIES

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss may change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of loss represents what the Company believes to be an estimate of loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

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

The legal proceedings summarized below include material matters that were resolved or concluded during the year ended December 31, 2012, as well as ongoing matters that may have an adverse effect on our business and future financial results.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”). On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the Court of Appeal decision and judgment. The Company is considering its options, including a petition for a Writ of Certiorari to the United States Supreme Court, but has not made a final determination at this time.

On April 27, 2009, FRC filed a cross-complaint against Mr. Faigin in the California Superior Court for breach of confidence, breach of fiduciary duty, representing conflicting interests and indemnification. On June 9, 2009, the California Superior Court dismissed the cross-complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this cross-complaint and on August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s cross-complaint causes of action against Mr. Faigin for breach of fiduciary duty and breach of confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches.

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group filed a complaint in the California Superior Court against FIL and unnamed defendants for breach of contract related to a management continuity agreement (“MCA”) executed in August 2003, and extended in August 2007, and, separately, filed a proof of claim in the Bankruptcy Proceedings. In the California Superior Court action, Ms. Colburn contends she is owed $3.2 million, while in the Bankruptcy Proceedings, Ms. Colburn filed a $2.6 million proof of claim.

On August 9, 2011, the California Superior Court entered a judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs from both parties have been filed, however a hearing date has not yet been scheduled.

On February 12, 2013, the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) denied the Company’s Motion for Summary Judgment. Ms. Colburn’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A pretrial conference is scheduled for May 2, 2013.

Walker Matter. On June 10, 2011, Kyle Walker, the former Chief Executive Officer and President of FIL, filed a complaint in the California Superior Court against the Company and unnamed defendants for breach of contract, certain California Labor Code violations and breach of fiduciary duty related to his MCA executed in August 2003, and extended in August 2006, and, separately, a proof of claim in the Bankruptcy Proceedings. In the California Superior Court action, Mr. Walker contends he is owed $4.6 million, while in the Bankruptcy Proceedings, Mr. Walker filed a $2.5 million proof of claim.

On August 26, 2011, Mr. Walker dismissed this complaint, without prejudice, against the Company as successor in interest to Fremont, but not a successor in interest to FIL. On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. On November 29, 2012, Mr. Walker moved for a new trial, based on the Court of Appeal’s ruling in the Faigin matter. On January 8, 2013, the California Superior Court granted Mr. Walker’s motion for a new trial. On February 5, 2013, the Company filed an appeal of the California Superior Court’s order granting Mr. Walker a new trial.

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Mr. Walker’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A pretrial conference is scheduled for May 2, 2013.

Cambridge Place Investment Management, Inc. v. Morgan Stanley & Co., Inc. et al. On July 22, 2010, Cambridge Place Investment Management, Inc. (“Cambridge”), as assignee of its investor clients, filed a lawsuit in the Superior Court in the Commonwealth of Massachusetts (the “Massachusetts Superior Court”) against over fifty defendants, including Fremont Mortgage Securities Corporation (“FMSC”), a wholly owned special purpose subsidiary of Signature. Cambridge alleged the defendants violated Massachusetts securities laws through untrue statements and material omissions in the certain Residential Mortgage-Backed Securities (“RMBS”) offering documents. Cambridge alleged that its clients invested over $2 billion in these RMBS offerings resulting in losses in excess of $1.2 billion.

On February 11, 2011, Cambridge, in its same capacity as assignee of its investor clients, filed a second, similar lawsuit in the Massachusetts Superior Court naming thirty defendants, including FMSC. Cambridge alleged the defendants violated Massachusetts securities laws through untrue statements and material omissions in certain RMBS offering documents. Cambridge alleged that its clients invested approximately $825 million in these RMBS offerings resulting in losses exceeding $260 million.

On September 28, 2012, the Massachusetts Superior Court issued a decision dismissing FMSC and the other depositor defendants, finding that the depositor defendants were not statutory sellers of securities under the relevant provisions of the Massachusetts Uniform Securities Act. However, since the dismissal order did not stipulate whether it was issued with or without prejudice, it is uncertain at this time if Cambridge will be allowed to amend the complaints or if it will appeal the decision.

National Credit Union Administration v. RBS Securities, et al. On June 20, 2011, the National Credit Union Administration (“NCUA”), the regulator of federal credit unions, acting as liquidator of U.S. Central Federal Credit Union (“U.S. Central”), filed a lawsuit in the U.S. District Court in Kansas (the “District Court”) for unspecified damages to be proven at trial naming multiple defendants, including FMSC. The lawsuit alleged that U.S. Central invested a total of $1.7 billion in certain RMBS offerings with which FMSC was a party. On July 25, 2012, the District Court issued an order dismissing FMSC from the action with leave to amend within thirty days of the order. NCUA failed to amend the complaint and the dismissal is now final.

RMBS Defense, Indemnity and Contribution Matters. The Company and FMSC have received demands for defense, indemnity and contribution from other defendants in various RMBS actions in which the Company or FMSC are not named defendants, but in which FIL originated home mortgages. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or FMSC. There is no assurance that the Company or FMSC will not be named as defendants in additional RMBS related litigation or receive additional demands for defense, indemnity and contribution.

Subpoenas for Information and Documents. In addition to the above-described RMBS litigation, the Company has received and responded to a number of subpoenas for information from federal authorities and other third parties in civil litigation matters in which the Company is not a defendant, but which concern home mortgage transactions involving the Company’s origination and sale of whole loans, and certain RMBS offerings.

Kingstown/McIntyre Matters. On July 15, 2011 and July 18, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith, Michael Blitzer, J. Hunter Brown, Robert A. Peiser, Laurie M. Shahon, Joyce White, Robert Willens and Guy Shanon (collectively, the “Shareholder Group”) filed Schedules 13D and 13D/A, respectively, indicating that such persons and entities had formed a “group” (as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) in connection with the Shareholder Group’s intention to nominate a slate of directors for election to the Company’s Board at its next annual meeting of shareholders.

On August 12, 2011, James McIntyre, Kingstown Partners Master Ltd. and other entities affiliated therewith (collectively, the “Plaintiffs”) filed a complaint, as amended, with the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company seeking (i) a declaration that the rights agreement between Fremont and Mellon Investor Service, LLC (the “Rights Agreement”) has no force and effect; (ii) a declaration that the Plaintiffs are not an “Acquiring Person,” as defined in the Rights Agreement; and (iii) an injunction against the Board from implementing the Rights Agreement (collectively, the “Proceeding”).

As previously reported on a Current Report on Form 8-K dated September 7, 2012, on August 31, 2012 and September 5, 2012, the Company entered into separate settlement agreements with (i) Kingstown Partners Master Ltd., Kingstown Capital Management L.P., Kingstown Partners II, L.P., Kingstown Management GP LLC, Ktown LP, and Kingstown Capital Partners, LLC (collectively, the “Kingstown Group”), and (ii) James A. McIntyre, the James A. McIntyre Grandchildren’s Trust and The McIntyre Foundation (collectively, “McIntyre”), respectively, which settled all outstanding litigation with the Kingstown Group and McIntyre and other related matters as described below (the “Settlement Agreements”).

Pursuant to the Settlement Agreements, the Kingstown Group and McIntyre completed the sale of their respective shares of Signature common stock and the dismissed the Proceeding, and the Board certified that it determined that (i) the prior activities of the Kingstown Group and McIntyre did not trigger and will not trigger a distribution of rights under and pursuant to the Rights Agreement and (ii) the Kingstown Group and McIntyre were not “Acquiring Persons,” as such term is defined in the Rights Agreement. Additionally, the Company, McIntyre and the Kingstown Group also agreed not to sue, and to forever fully release and discharge each other and certain related parties from any and all claims of any nature, whether known or unknown, arising in whole or in part out of the facts, circumstances or events occurring any time or period of time prior to the respective date of the Settlement Agreements.

Unpaid Claims. As of December 31, 2012, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the Colburn and Walker claims totaling $5.1 million, as described above.

Other Commitments and Contingencies

Contingent consideration. The Company has contingent consideration liabilities as a result of business combinations. At December 31, 2012 and 2011, contingent consideration related to the NABCO acquisition was $4.0 million and $3.6 million, respectively.

Lease obligations. Total rent expense, net of sublease rentals, within continuing operations, for facilities and equipment under operating leases was $0.5 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. Rent expense, within discontinued operations, for facilities and equipment under operating leases was $41 thousand and $33 thousand for the years ended December 31, 2012 and 2011, respectively.

The Company leases office facilities and certain equipment under noncancelable operating leases, the original terms of which ranged from one to ten years. Certain leases provide for increases in the basic rent to compensate the lessor for increases in operating and maintenance costs and may have renewal options. The following table presents minimum required lease payments under noncancelable operating leases:

(Dollars in thousands)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2013	$442	$(25)	$417
2014	279	—	279
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter	—	—	—

	$721	$(25)	$696

NOTE 20 — SUBSEQUENT EVENTS

Incentive Plan activity

On January 1, 2013, certain restricted common stock awards granted to nonexecutive employees vested. Under the terms of the Incentive Plan, the Company repurchased 98,969 shares (the “Treasury Shares”) of the vesting restricted common stock at the vesting date fair value price of $0.41 per share. Proceeds from the sale of the Treasury Shares were used by the nonexecutive employees to satisfy statutory income tax withholding payments.

On January 2, 2013, each independent member of the Board was granted 182,927 shares of the Company’s restricted common stock, or 731,708 shares in the aggregate, as part of the Director Compensation Program. Shares for these grants were issued from the Treasury Shares and 632,739 newly issued shares from the Incentive Plan reserve. Shares issued under the Incentive Plan have no impact on the anti-dilution and pricing protection provisions of the Warrants. These restricted shares vest on January 1, 2014, subject to immediate vesting in the event of a change in control. On the grant date, the aggregate fair value of these shares of restricted common stock was $0.3 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Date: April 1, 2013	By:	/s/ Craig Noell
Craig Noell
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Christopher Colville G. Christopher Colville	Chairman of the Board, Director	April 1, 2013

/s/ John Koral John Koral	Director	April 1, 2013

/s/ Patrick E. Lamb Patrick E. Lamb	Director	April 1, 2013

/s/ Craig Noell Craig Noell	President, Chief Executive Officer, Director (Principal Executive Officer)	April 1, 2013

/s/ Philip Tinkler Philip Tinkler	Director	April 1, 2013

/s/ Kyle Ross Kyle Ross	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 1, 2013