Form 10-K/A
period 2012-12-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2013-04-30
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☑  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes     ☑  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $38,451,819 on June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on the OTCQX on that date. Shares of the Registrant’s common stock held by each officer, director and each person known to the Registrant to own 10% or more of the outstanding voting power of the Registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

On March 1, 2013, 121,360,173 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Signature Group Holdings, Inc. for the fiscal year ended December 31, 2012 (the “Annual Report”) is being filed in order to amend Items 10 through 14 of Part III to include information that we previously anticipated providing by incorporating by reference from the definitive proxy statement for our 2013 Annual Meeting of Stockholders. We hereby amend Items 10, 11, 12, 13 and 14 of Part III of the Annual Report, which was originally filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) on April 1, 2013, to provide the required information as set forth below. Item 15 of Part IV is also set forth below to update the listing of documents filed as a part of the Annual Report to reflect the addition of the certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to correct two filing references. Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the Annual Report. In this Amendment, unless the context indicates otherwise, the terms the “Company,” “Signature,” “we,” “us,” and “our” refer to Signature Group Holdings, Inc. and its subsidiaries. In addition, other than the references to the Annual Report set forth above or unless the context indicates otherwise, each reference to the “Annual Report” or words of like import in this Amendment, shall be deemed to be a reference to the Annual Report as amended by this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Signature’s Board of Directors (the “Board”) consists of five directors. Set forth below is certain information regarding each director, including information regarding the experience, qualifications, attributes or skills that led to the Board’s conclusion that the person should serve as a director.

G. Christopher Colville (Age 55): Mr. Colville has served as our Chairman of the Board since August 2012 and as our Chief Executive Officer since April 2013. In addition, since 2007, Mr. Colville has served as a strategic advisor to various privately held enterprises, including, since 2008, KEG 1, LLC, a special-purpose acquisition entity focused on consolidating segments of the wholesale beer distribution industry. Mr. Colville’s principal role as strategic advisor is to provide advice and counsel on mergers and acquisitions, capital structures, including negotiation of bank credit facilities, corporate governance and organizational development. Prior to that, Mr. Colville served as an executive officer of Consolidated Graphics, Inc. (NYSE: CGX), one of North America’s leading general commercial printing and print-related companies, from 1994 to 2000 and from 2002 to 2007. From 2000 to 2002, Mr. Colville served as Managing Director at Murphy Noell Capital, LLC, an investment banking firm. Mr. Colville holds Bachelor of Business Administration and Master in Accounting degrees from Texas Tech University and is a Certified Public Accountant.

John Koral (Age 54): Mr. Koral has served as a director of Signature since 2010 and as a Developer/Managing Partner to a number of strategic partnerships focused on luxury single- and multi-family residential construction projects in Colorado since 1999. In his work with the strategic partnerships, he maintains full responsibility for all aspects of the projects, from land purchase to approvals, construction and sale. Projects under these partnerships have resulted in over 100,000 square feet of construction and approximately $25 million of sales value. From 1996 to 2011, Mr. Koral also served as a Senior Vice President, responsible for co-managing the lending operations and managing the construction development operations, of U.S. Capital Inc., an asset-based private lender, closing in excess of $100 million of loans and development projects. He also participated in all of the company’s efforts to raise capital, including private participations, general capitalization, subordinated notes and institutional lines of credit. Mr. Koral previously managed and was President of Apex Mechanical Services, a full service mechanical contracting firm, from 1982 to 1996, expanding annual sales from $5 million to $10 million. He has also been an active investor in asset-based loans since 1994. Mr. Koral holds an Associate’s degree in Mechanical Engineering from Alfred State University with a minor in Business Administration.

Patrick E. Lamb (Age 53): Mr. Lamb has served as a director of Signature since 2011. He is the Chief Financial Officer for the Los Angeles Clippers of the National Basketball Association and has served in that capacity since July 2007. Mr. Lamb has over 20 years of chief financial officer experience in various public and public subsidiary entities, specifically in the financial services arena, including banking, commercial finance, commercial and residential real estate, capital markets and insurance, as well as experience in public accounting. From 2004 to July 2007, Mr. Lamb served as the Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer of the Company, when it was known as Fremont General Corporation (“Fremont”). Prior to that, Mr. Lamb served as Vice President-Finance for Fremont and as the Chief Financial Officer of Fremont Financial Corporation, a subsidiary of the Company. Before joining Fremont, Mr. Lamb worked at Ernst & Whinney (now Ernst & Young) in San Francisco, serving primarily the financial services industries in various audit and consulting engagements. Mr. Lamb holds Bachelor of Science and Master in Accounting degrees from the Marriott School of Management at Brigham Young University. Mr. Lamb also serves on two advisory boards for the Marriott School of Management at Brigham Young University and on the board of Junior Achievement of Southern California.

Craig Noell (Age 50): Mr. Noell has served as a director of Signature since 2010 and as the Chief Executive Officer of Signature from June 2010 to April 2013. Mr. Noell co-founded Signature Capital Partners, a special situations investment manager, in 2004 and brings to Signature more than twenty-five years of experience in corporate finance, investment banking, and special situation investing with Goldman Sachs,

Wells Fargo Foothill (“Foothill”), Security Pacific, Barclays and Murphy Noell Capital. At Murphy Noell Capital, Mr. Noell was involved in dozens of corporate finance transactions including traditional and distressed mergers and acquisitions, capital raises, recapitalizations and restructurings. Previously, as a member of the distressed investing area at Goldman Sachs, Mr. Noell founded and ran Goldman Sachs Specialty Lending, investing Goldman’s proprietary capital in special situations opportunities. At Foothill, Mr. Noell directed the firm’s New York and Los Angeles business development teams and was involved in numerous recapitalizations, restructurings, debtor-in-possession loans and plan of reorganization financings. Mr. Noell was also involved in establishing multiple joint venture relationships including the acquisition of the loan portfolio of Home Savings of Alaska from the Federal Savings and Loan Insurance Corporation, a joint venture with Ansley Associates, to provide specialized financing to the resort industry and a joint venture relationship with Ozer to form Paragon Retail Finance, which was subsequently acquired by Wells Fargo and is now the second largest asset-based lender to the retail trade. Mr. Noell holds a Bachelor of Science degree from the Wharton School of Business at the University of Pennsylvania.

Philip G. Tinkler (Age 48): Mr. Tinkler has served as a director of Signature since August 2012. Mr. Tinkler is the Chief Operating Officer and Chief Financial Officer at Equity Group Investments (“EGI”) and has served in various leadership capacities for EGI and its affiliates since 1990. He has been the firm’s Chief Financial Officer since 2002, and the Chief Operating Officer since 2006. In his role at EGI, he works closely with the investment team on structuring transactions, due diligence, bank financings, and securities offerings. Since 2009, he has also been Chief Financial Officer for Chai Trust Company, LLC, an Illinois registered trust company that is trustee for many of the Zell family trusts. Mr. Tinkler oversees EGI’s financial services group, which houses EGI’s accounting, treasury, and tax functions. He also serves as Chief Operating Officer, managing EGI’s human resources, administration and facilities functions. From 2003 to 2004, Mr. Tinkler worked at the company that is known today as Covanta Holding Corporation (NYSE: CVA), an internationally recognized owner/operator of energy-from-waste and power generation projects. During his tenure there, Mr. Tinkler served as Chief Financial Officer while the company’s predecessor, Danielson, purchased Covanta, emerged from bankruptcy, and underwent an integration. He also served on the board of directors of Covanta’s wholly owned California-based insurance subsidiary. Earlier in his career, Mr. Tinkler served as the Chief Executive Officer and Chief Financial Officer at First Capital Financial, L.L.C. and the Managing General Partner of the First Capital real estate funds. He began his career at Ernst & Young. Mr. Tinkler serves on the board of directors of another EGI investment company, WRS Holdings Company, an environmental construction and remediation company. Mr. Tinkler holds a Bachelor of Science degree from Northern Illinois University and a Master of Science degree in Taxation from DePaul University.

The following table identifies additional information regarding the experience, qualifications, skills or attributes that led to the Board’s conclusion that the person should serve as a director. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed in evaluating a Board candidate.

Experience, Qualification, Skill or Attribute	Colville	Koral	Lamb	Noell	Tinkler
Professional standing in chosen field	X	X	X	X	X
Mergers and acquisitions	X		X	X	X
Audit Committee financial expert (actual or potential)	X		X		X
Public company experience (current or past)	X	X	X	X	X
Leadership and team building skills	X	X	X	X	X
Specific skills/knowledge:
- finance	X		X	X	X
- taxes	X		X		X
- operations	X	X	X	X	X
- integration of acquisitions	X		X	X	X
- public affairs			X		X
- human resources	X		X	X	X
- governance	X		X	X	X
Stockholder	X	X	X	X	X
Expertise in financial services or related industry	X	X	X	X	X

Executive Officers Who Are Not Directors

Set forth below is information concerning the executive officers of Signature who did not serve on the Board as of December 31, 2012. All executive officers of Signature serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers.

Kyle Ross (Age 36): Mr. Ross has served as the Executive Vice President and Assistant Secretary of Signature since June 2010, and as the Chief Financial Officer of Signature since March 2011. Mr. Ross co-founded Signature Capital Partners in 2004 and was directly involved in all of Signature Capital’s transactions, including playing an active role in structuring, underwriting, overseeing portfolio companies, and managing the exit of transactions. Mr. Ross previously spent over four years with the investment banking firm Murphy Noell Capital where he was directly involved in over 25 transactions including both healthy and distressed mergers and acquisitions transactions, capital raises, and debt restructuring. He was also responsible for managing the firm’s analyst and associate staff. Mr. Ross holds a Bachelor of Science degree and a Bachelor of Arts degree from the Haas School of Business and the College of Letters and Science, respectively, at the University of California, Berkeley.

Audit Committee of the Board of Directors

We have an Audit Committee of the Board whose current members are Messrs. Lamb (Chairman), Koral and Tinkler. Mr. Tinkler joined the committee in April 2013, replacing Mr. Colville who served on the committee until April 2013 when he assumed the responsibilities of the Company’s Chief Executive Officer. Each of Messrs. Lamb, Koral and Tinkler is, and Mr. Colville was during his time of service as a member of the committee, “independent” under the rules of the New York Stock Exchange and the NASDAQ Stock Market and Rule 10A-3 under the Exchange Act. The Board determined that Mr. Lamb satisfied the criteria for classification as an “audit committee financial expert” as set forth in the applicable rules of the Commission.

Code of Ethics

We maintain the Code of Ethics for Senior Financial Officers, which is our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. The code of ethics is posted on our corporate website at www.signaturegroupholdings.com. A copy may also be obtained without charge upon request by writing to the following address: Corporate Secretary, Signature Group Holdings, Inc., 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting the required information on our website, at the address and location specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other securities of the Company on Forms 3, 4 and 5 with the SEC. Reporting Persons are required, by SEC regulations, to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates by a Reporting Person. Based solely on our review of reports received by us or written representations from the Reporting Persons, we believe that all of the Reporting Persons complied timely with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

Compensation of Directors

The following table sets forth information regarding total compensation paid to each director who served during the fiscal year ended December 31, 2012 (“Fiscal 2012”), who is not a named executive officer. No compensation for service on the Board was paid to any director who was also one of our executive officers during Fiscal 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Current Directors(2):
G. Christopher Colville	$20,177	$30,123	$50,300
John Koral	63,750	75,000	138,750
Patrick E. Lamb	76,250	75,000	151,250
Philip G. Tinkler	10,054	30,123	40,177

Former Directors(3):
Steven Gidumal	26,130	75,000	101,130
Deborah Hicks Midanek	44,130	75,000	119,130
John Nickoll	58,587	75,000	133,857
Robert Schwab	43,630	75,000	118,630

(1)	The dollar amounts shown represent the aggregate grant date fair value of restricted stock awards granted, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 Compensation—Stock Compensation (“ASC 718”). See Note 13 — Share-Based Payments and Employee Benefits in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report. Each nonemployee director who was a director as of January 1, 2012 received 277,778 shares of restricted stock for their service on the Board for Fiscal 2012. Nonemployee directors who joined the Board after January 1, 2012 were granted shares of restricted stock on an adjusted basis for the amount of time to be served. Accordingly, Messrs. Colville and Tinkler, who joined the Board effective August 6, 2012, were each issued 105,695 shares of restricted stock on August 13, 2012. For the current directors, the shares vested in full on January 1, 2013. For the former directors, the vesting of all their shares was accelerated in full effective August 6, 2012, when the results of the election of directors at the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”) were certified.
(2)	At December 31, 2012, the nonemployee directors held the following number of shares of restricted stock, all of which vested on January 1, 2013: G. Christopher Colville — 105,695; John Koral — 277,778; Patrick E. Lamb — 277,778; and Philip G. Tinkler — 105,695.
(3)	Each former director served as a director until August 6, 2012, when the results of the election of directors at the 2012 Annual Meeting were certified.

Each nonemployee member of the Board receives annual compensation of $100,000, comprised of $25,000 in cash, payable in advance in quarterly installments, and $75,000 in restricted shares of common stock, issued annually in advance on the first business day of each calendar year. In each case, the per share value of the restricted stock will be determined on the basis of the closing price on the last business day of the immediately preceding year. The restricted stock vests on the first day of the year following the grant, but will vest immediately in the event of a change in control, death or disability of a director or in the event a member is not re-elected to the Board or is not nominated for election to the Board by the Company after indicating a willingness to serve. In addition, nonemployee members of the Board are entitled to annual supplements (payable in advance in quarterly installments) as follows: Chairman of the Board — $25,000; Audit Committee Chair — $20,000; and other committee Chairs — $5,000. No additional amounts are paid for attending meetings of the Board or any committee of the Board. Prior to the 2012 Annual Meeting, the Audit Committee Chair was paid an annual supplement of $35,000 and all directors received attendance fees per meeting as follows, with telephonic meetings being paid at a reduced rate of one-half the amount indicated: Board meetings — $ 2,000; Audit Committee meetings — $2,000; and other committee meetings — $1,000.

Upon Mr. Noell’s resignation as the Company’s Chief Executive Officer in April 2013, Mr. Colville, the Company’s Chairman of the Board, assumed the responsibilities of the Chief Executive Officer for an interim period. Pursuant to the approval of the Governance, Nominating and Compensation Committee, Mr. Colville will initially receive a $25,000 monthly increase in the amount of his Board compensation for a period of six months, payable in cash. At the completion of the six month period, Mr. Colville will receive a final payment of $30,000. The Company and Mr. Colville intend to work toward a longer-term arrangement in the ordinary course. In addition, and in connection with Mr. Colville’s agreement to assume the responsibilities of Chief Executive Officer, the Company will grant to Mr. Colville 250,000 shares of restricted stock under the Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”), which shares will vest in two equal installments on the six and twelve month anniversary of the grant date. Vesting of these shares will accelerate in certain limited circumstances. Mr. Colville will continue to receive the compensation paid to other nonemployee members of the Board during his service as the interim Chief Executive Officer.

Compensation of Executives

The table below presents information regarding the compensation earned during the years ended December 31, 2012 and 2011 by (i) Mr. Noell, who served as our Chief Executive Officer during Fiscal 2012, (ii) our Chief Financial Officer, who was our only other executive officer as of December 31, 2012 whose total compensation for Fiscal 2012 exceeded $100,000, and (iii) our former President, who would have been one of our two most highly compensated executive officers, other than the Chief Executive Officer, but was not serving as an officer as of December 31, 2012. The persons listed below are referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards(1)		Stock Option Awards(2)		All Other Compensation		Total
Craig Noell(3) Director and Former Chief Executive Officer	2012 2011	$325,000 237,500	$108,388 16,667	(5)	$30,100 276,138	(6)	$	— 561,991	$11,000 8,000	(4) (7)	$474,488 1,100,296

Kenneth Grossman(8) Former President and Former Director	2012 2011	100,000 225,000	— 16,667	(5)	— 276,138	(6)		— 561,991	228,660 —		328,660 1,079,769

Kyle Ross Executive Vice President and Chief Financial Officer	2012 2011	275,000 212,500	91,713 100,000	(5)	25,469 233,750	(6)		— 311,469	10,000 —	(9)	402,182 857,719

(1)	The value of the restricted stock awards granted was determined based upon the aggregate grant date fair value as computed pursuant to ASC 718. For additional information about restricted stock awards, see Note 13 — Share-Based Payments and Employee Benefits in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
(2)	Each of the named executive officers entered into employment agreements on August 2, 2011 (the “Employment Agreements”). Pursuant to their respective Employment Agreements and subject to the terms of their respective awards agreements, the named executive officers were granted options to acquire our common stock on August 8, 2011 that remain subject to certain vesting requirements as described in “Narrative to Summary Compensation Table.” The value of the options to acquire our common stock was determined based upon the aggregate grant date fair value as computed pursuant to ASC 718. For additional information about stock option awards and the assumptions underlying the determination of fair value, see Note 13 — Share-Based Payments and Employee Benefits in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.
(3)	Mr. Noell resigned as our Chief Executive Officer in April 2013 but continues to serve as a member of the Board.

(4)	Consists of $10,000 of 401(k) plan employer matching contributions and $1,000 in gym membership fees.
(5)	Pursuant to the terms of the Interim Investment Management Agreement dated June 11, 2010 by and between the Company and Signature Capital Advisers, LLC (“SCA”) (the “Interim Management Agreement”), bonuses for the year ended December 31, 2011 (“Fiscal 2011”) were eligible to be paid to the named executive officers at the discretion of the Board. In May 2011, in conjunction with the filing of the comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2009, 2008 and 2007 and the quarterly periods ended March 31, 2008 and 2009, June 30, 2008 and 2009 and September 30, 2008 and 2009, the Board approved a $150,000 bonus for SCA, which was included in management fees under the Interim Management Agreement. The allocation of the bonuses was determined by SCA. See “Narrative to Summary Compensation Table” below for a description of the Interim Management Agreement.
(6)	Pursuant to their respective Employment Agreements and subject to the terms of their respective award agreements, the named executive officers were granted awards of restricted stock of the Company on August 2, 2011 that remain subject to certain vesting requirements as described in “Narrative to Summary Compensation Table.”
(7)	Consists of gym membership fees.
(8)	Mr. Grossman served as our President until his resignation on April 30, 2012, and as a member of the Board until August 6, 2012, when the results of the election of directors at our 2012 Annual Meeting were certified. On February 8, 2012, Mr. Grossman and the Company entered into a Consulting & General Release Agreement (the “Consulting Agreement”), pursuant to which Mr. Grossman will advise the Company’s Chief Executive Officer and seek to identify acquisition and capital deployment opportunities for the Company. The consulting services to be provided by Mr. Grossman to the Company began following the effective date of Mr. Grossman’s resignation from the Company. The Consulting Agreement has a term of twenty-four (24) months with a monthly fee of $25,000 and the possibility of additional incentive fees. The Consulting Agreement also provides for the non-qualified stock options and restricted stock previously granted to Mr. Grossman to, notwithstanding his resignation, continue to vest pursuant to the vesting schedules provided for in the non-qualified stock option agreement, as amended, and the restricted stock award agreement previously entered into by Mr. Grossman with the Company. The amount set forth under “All Other Compensation” consists of consulting payments of $200,000 pursuant to the Consulting Agreement, vacation payout of $22,018 and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premium reimbursement of $6,642.
(9)	Consists of 401(k) plan employer matching contributions.

Narrative to Summary Compensation Table

Interim Investment Management Agreement

Following its emergence from bankruptcy in June 2010, the Company entered into the Interim Management Agreement with SCA, pursuant to which SCA acted as the management adviser to the Company and managed the Company’s assets, subject to the supervision of the Board. SCA is a management company that is owned and managed by Mr. Noell, our former Chief Executive Officer, Mr. Grossman, our former President, and Mr. Ross, our Executive Vice President and Chief Financial Officer.

During the second quarter of 2011, the Board undertook an evaluation of its external management structure with SCA and explored alternative management structures that were available to the Company. At the conclusion of the evaluation, the Company terminated the Interim Management Agreement effective July 31, 2011 (the “Termination Date”). Under the terms of the Interim Management Agreement, the Board was permitted to terminate the agreement at any time, without the payment of any penalty, upon 60 days’ written notice to SCA (the “Advance Notice Requirement”). In connection with the termination of the Interim Management Agreement, SCA and the Company agreed that: (i) the Advance Notice Requirement would be waived; (ii) the Company’s obligation to pay the management fee pursuant to the Interim Management Agreement terminated as of the Termination Date and that the management fee payable to SCA for services provided in July 2011 excluded the monthly compensation payments for Craig Noell, Kenneth Grossman and Kyle Ross, each of whom entered into the Employment Agreements; and (iii) the terms and conditions of the Interim Management Agreement were terminated and of no further force or effect as of the Termination Date, except for the limitation of liability and indemnification provision, which remains in full force and effect.

As a result of the termination of the Interim Management Agreement, the Company adopted an internal management structure, which included the Company entering into the Employment Agreements with each of Messrs. Noell, Grossman and Ross. The terms of the Employment Agreements were based on analysis and recommendations from a nationally recognized executive compensation consulting firm. In addition, all other SCA employees became employees of the Company as of August 1, 2011.

Employment Agreements

On August 2, 2011, the Company entered into the Employment Agreements with each of the named executive officers, Messrs. Noell, Grossman and Ross (each, a “Named Executive” and collectively, the “Named Executives”). The Employment Agreements provided that the Named Executives will serve the Company in the following capacities: Mr. Noell as Chief Executive Officer, Mr. Grossman as President, and Mr. Ross as Executive Vice President. Mr. Grossman resigned as President effective April 30, 2012. Mr. Noell resigned as Chief Executive Officer in April 2013. The term of each Employment Agreement began on July 1, 2011 and, unless terminated earlier pursuant to the terms of their respective Employment Agreements, will terminate on December 31, 2013. The initial base salaries of the Named Executives were as follows: Mr. Noell — $325,000; Mr. Grossman — $300,000; and Mr. Ross — $275,000. Each Named Executive was also eligible to participate in the Company’s executive bonus program then in effect; provided, however, that the Fiscal 2012 bonus pool available under such program would not be less than 7.5% of the Company’s earnings before interest, taxes, depreciation and amortization, with such bonus pool and specific bonuses to be determined by mutual agreement of the Company’s Chief Executive Officer and the Board. During the term of their respective Employment Agreements, the Named Executives are eligible to participate in all employee benefit plans, programs or arrangements, generally made available to the Company’s senior executives, including, but not limited to, medical, dental and vision plans.

Pursuant to their respective Employment Agreements and subject to the terms of the Incentive Plan and their respective award agreements, the Named Executives were granted awards of restricted stock and options to acquire common stock on August 8, 2011 (the “Award Date”) as follows: Mr. Noell — 492,224 shares of restricted stock and 2,923,000 options to acquire common stock; Mr. Grossman — 492,224 shares of restricted stock and 2,923,000 options to acquire common stock; and Mr. Ross — 416,667 shares of restricted stock and 1,620,000 options to acquire common stock. Subject to such terms and conditions as are set forth in their respective award agreements, each Named Executive’s shares of restricted stock will vest on December 31, 2013 and each Named Executive’s options to acquire common stock will vest as follows: (i) 25% on the six month anniversary of the Award Date; (ii) 25% on the eighteen month anniversary of the Award Date; (iii) 25% on the thirty month anniversary of the Award Date; and (iv) 25% on July 1, 2015, with this final tranche subject to our common stock achieving certain trading prices as of such date. The final tranche may vest early on January 1, 2014 for each Named Executive if their respective Employment Agreements are not renewed as of January 1, 2014 and our common stock has achieved certain trading prices as of such date. On December 6, 2011, the Company and Mr. Grossman modified the vesting schedule of his stock option agreement to extend the vesting of the first tranche of options to acquire common stock to coincide with the vesting of the second tranche of options to acquire common stock on the eighteen month anniversary of the Award Date. The options to acquire common stock have a term of ten years and an exercise price of $0.57 per share, subject to adjustment pursuant to the terms of the Incentive Plan. The vesting of the restricted stock and the options to acquire common stock will be accelerated in full upon a “change in control” (as such term is defined in their respective award agreements, a “change in control event”).

In the event of a Named Executive’s termination of employment (i) by reason of death or disability, (ii) by the Company at any time for “cause,” or (iii) by the Named Executive without a “change in control” event, such Named

Executive’s Employment Agreement will terminate and the Named Executive will receive from the Company: (a) any earned but unpaid base salary through the date of termination; (b) reimbursement of any unreimbursed expenses properly incurred and paid through the date of termination; (c) payment of any accrued but unused vacation time in accordance with Company policy; and (d) such vested accrued benefits, and other benefits and/or payments, if any, as to which the Named Executive (and his eligible dependents) may be entitled under, and in accordance with the terms and conditions of, the employee benefit arrangements, plans and programs of the Company as of the date of termination other than any severance payment plan ((a) though (d), the “Amounts and Benefits”).

In the event of a Named Executive’s termination of employment (i) by the Company without “cause” (other than a termination by reason of death or disability) or (ii) by the Named Executive within the 90-day period following the occurrence of a change in control event, then the Company will pay or provide the Named Executive the Amounts and Benefits and, subject to the Named Executive executing and not revoking a waiver and general release in a form acceptable to the Company, an amount equal to two times the Named Executive’s base salary in effect as of the date of termination, paid in equal installments on the Company’s normal payroll dates over a period of two years from the date of termination in accordance with the usual payroll practices of the Company. In addition, in the event that the Named Executive properly elects to continue health benefit coverage under COBRA, the Named Executive shall only be responsible to pay the active employee rate for such coverage (the “subsidized rate”) for so long as the Named Executive remains eligible to receive COBRA continuation coverage and for so long as the subsidized rate is permissible by law and/or would not result in a penalty. If a Named Executive’s employment is terminated in connection with or following the occurrence of a change in control event, the aforementioned severance payments will be subject to reduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

The Employment Agreements also contain provisions requiring the Named Executives not to solicit the Company’s employees or its customers or clients for a period of one year following their termination.

Annual Bonus

For Fiscal 2012, discretionary bonuses were paid to the named executive officers in the following amounts: Mr. Noell — $108,388 in cash and 67,641 shares of common stock; Mr. Grossman — $0; and Mr. Ross — $91,713 in cash and 57,234 shares of common stock.

401(k) Saving Plan

In Fiscal 2012, the Company implemented a 401(k) savings plan (the “Savings Plan”) under which all full-time employees, including the named executive officers, are eligible to participate. Employee contributions are limited to the maximum amount allowed by the Tax Code. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s cash compensation.

Kenneth Grossman Consulting Agreement

On February 8, 2012, Kenneth S. Grossman informed the Company of his intention to resign as the Company’s President, which became effective on April 30, 2012. On February 8, 2012, Mr. Grossman and the Company entered into the Consulting Agreement, which provides for Mr. Grossman to advise the Company’s Chief Executive Officer and identify acquisition and capital deployment opportunities for the Company. The Consulting Agreement has a term of twenty-four (24) months with a monthly fee of $25,000 and the possibility of additional incentive fees. The Consulting Agreement also provides for the non-qualified stock options and restricted stock previously granted to Mr. Grossman to, notwithstanding his resignation, continue to vest pursuant to the vesting schedules provided for in the non-qualified stock option agreement, as amended, and the restricted stock award agreement previously entered into by Mr. Grossman with the Company. In addition, the Consulting Agreement includes mutual releases by the Company and Mr. Grossman of claims and causes of action that either party may have against the other, which are in any way connected with Mr. Grossman’s employment relationship with or separation from the Company, but not including any claim or right that Mr. Grossman may have to seek indemnity from the Company. Further, Mr. Grossman agreed not to engage in or assist in any litigation against the Company relating to anything that occurred prior to the effective date of the Consulting Agreement, except as may be necessary to comply with applicable law.

Craig Noell Separation Agreement

Craig Noell resigned as the Company’s Chief Executive Officer in April 2013 and Mr. Noell and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) on April 11, 2013. Pursuant to the Separation Agreement, in connection with his resignation, Mr. Noell will be entitled to the benefits that would have been provided to him under his Employment Agreement in the event of a termination without “cause” by the Company, including (i) the payment of severance equal to two times his base salary in effect as of the date of termination, paid over a period of two years from the date of termination in accordance with the usual payroll practices of the Company, (ii) the continued vesting of his options to acquire common stock and restricted stock awards, and (iii) the reimbursement of COBRA premiums for as long as he remains eligible to receive such continuation coverage.

Outstanding Equity Awards

The table below shows the equity awards that have been previously awarded to each of the named executive officers and which remain outstanding as of December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)
Craig Noell	730,750	2,192,250	$0.57	8/8/2021	492,224	$201,812
Kenneth Grossman	—	2,923,000	0.57	8/8/2021	492,224	201,812
Kyle Ross	405,000	1,215,000	0.57	8/8/2021	416,667	170,833

(1)	Each option award was granted on August 8, 2011 (the “Award Date”) and vests as follows: (i) 25% on the six month anniversary of the Award Date; (ii) 25% on the eighteen month anniversary of the Award Date; (iii) 25% on the thirty month anniversary of the Award Date; and (iv) 25% on July 1, 2015, with this final tranche subject to our common stock achieving certain trading prices as of such date. The final tranche may vest early on January 1, 2014 if their respective Employment Agreements are not renewed as of January 1, 2014 and our common stock has achieved certain trading prices as of such date. On December 6, 2011, the Company and Mr. Grossman modified the vesting schedule of his stock option agreement to extend the vesting of the first tranche of options to acquire common stock to coincide with the vesting of the second tranche of options to acquire common stock on the eighteen month anniversary of the Award Date. The option awards provide for acceleration of vesting in connection with a change in control event.
(2)	The shares of restricted stock vest on December 31, 2013.
(3)	The market value of shares of restricted stock that have not vested is calculated based on $0.41 per share, the closing price of our common stock on December 31, 2012, as reported by OTCQX under the trading symbol “SGGH.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plans

Information regarding equity compensation plans required by this Item 12 is included in Item 5 of Part II of the Annual Report under the heading “Equity Compensation Plan Information” and is incorporated into this Item by reference.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding beneficial ownership of our common stock as of April 15, 2013 by (i) each of our directors, (ii) each of the named executive officers (other than Kenneth Grossman, who is no longer an executive officer or a director), (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock. To our knowledge, except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property and similar laws.

Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by that person that were exercisable as of April 15, 2013, or will become exercisable within 60 days after April 15, 2013, are deemed outstanding, but such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Class(2)
Executive Officers and Directors:
G. Christopher Colville(3)	538,622	*
Kyle Ross(4)	3,283,901	2.6%
John Koral(5)	2,313,625	1.9%
Patrick E. Lamb(6)	536,345	*
Craig Noell(7)	7,121,865	5.6%
Philip G. Tinkler(8)	288,622	*
All current executive officers and directors as a group (6 persons)(9)	14,082,980	10.9%

Holders of More Than 5% of Outstanding Shares:
Zell Credit Opportunities Master Fund, L.P.; Chai Trust Company, LLC(10)	11,280,469	9.3%

*	Less than 1.0%.
(1)	The address of each of the directors and executive officers is 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403.
(2)	Based on 121,426,840 shares of common stock outstanding as of April 15, 2013, as adjusted on an individual or group basis for any options, warrants or other rights held by such person(s) that were exercisable as of April 15, 2013 or will become exercisable within 60 days after April 15, 2013.
(3)	Includes (i) 182,927 shares of restricted stock, which will vest in full on January 1, 2014, and (ii) 250,000 shares held with his spouse as tenants in common. The shares indicated do not include 250,000 shares of restricted stock, which is expected to be granted to Mr. Colville in connection with his agreement to assume the responsibilities of Chief Executive Officer of the Company in April 2013.
(4)	Includes (i) 416,667 shares of restricted stock, which will vest in full on December 31, 2013, (ii) 1,950,000 shares underlying warrants exercisable within 60 days of April 15, 2013 held though Signature Group Holdings, LLC (the “LLC”), of which Mr. Ross is a manager and a member, and (iii) options to acquire 810,000 shares of common stock, exercisable within 60 days of April 15, 2013, granted pursuant to Mr. Ross’ Employment Agreement. Mr. Ross has shared voting and investment power over the shares underlying the warrants held by the LLC with Mr. Noell, the other manager and member of the LLC. The shares indicated do not include (A) 1,840,000 shares underlying warrants exercisable within 60 days of April 15, 2013 that are held by the LLC as nominee for five other holders and (B) 3,250,000 shares underlying warrants exercisable within 60 days of April 15, 2013 that are held by the LLC over which Mr. Ross does not have a pecuniary interest. Mr. Ross disclaims beneficial ownership of all such shares.
(5)	Includes (i) 182,927 shares of restricted stock, which will vest in full on January 1, 2014, and (ii) 852,500 shares held by Mr. Koral’s spouse.
(6)	Includes 182,927 shares of restricted stock, which will vest in full on January 1, 2014.

(7)	Includes (i) 1,250,500 shares held through his Individual Retirement Account, (ii) 300,000 shares held by his minor children, (iii) 3,250,000 shares underlying warrants exercisable within 60 days of April 15, 2013 held through the LLC, of which Mr. Noell is a manager and a member, (iv) 492,224 shares of restricted stock, which will vest in full on December 31, 2013, and (v) options to acquire 1,461,500 shares of common stock, exercisable within 60 days of April 15, 2013, granted pursuant to Mr. Noell’s Employment Agreement. Mr. Noell has shared voting and investment power over the shares underlying the warrants held by the LLC with Mr. Ross, the other manager and member of the LLC. The shares indicated do not include (A) 1,840,000 shares underlying warrants exercisable within 60 days of April 15, 2013 that are held by the LLC as nominee for five other holders and (B) 1,950,000 shares underlying warrants exercisable within 60 days of April 15, 2013 that are held by the LLC over which Mr. Noell does not have a pecuniary interest. Mr. Noell disclaims beneficial ownership of all such shares.
(8)	Includes 182,927 shares of restricted stock, which will vest in full on January 1, 2014.
(9)	Does not include shares held by Mr. Grossman, who is no longer a director or an executive officer of the Company.
(10)	Pursuant to a Schedule 13D filed with the SEC on September 10, 2012, Zell Credit Opportunities Master Fund, L.P., a Delaware limited partnership (“Master Fund”), and Chai Trust Company, LLC, an Illinois limited liability company (“Chai Trust”), reported that, as of August 29, 2012, they had shared dispositive and voting power with respect to the shares. Master Fund is a limited partnership, the general partner of which is Chai Trust. Philip Tinkler, one of our directors, is the Chief Financial Officer of Chai Trust. The business address of Master Fund and Chai Trust is Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Based on information supplied to it by the directors, the Board determined that each of Messrs. Koral, Lamb and Tinkler are “independent” under both the rules of the New York Stock Exchange and the NASDAQ Stock Market. The Board made such determinations based on the fact that such directors have not had, and currently do not have, any material relationship with the Company or its affiliates or any executive officer of the Company or their affiliates that would impair their independence, including, without limitation, any commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship. Mr. Colville was determined to have been independent under such rules prior to April 2013, when he assumed his current role as the Company’s Chief Executive Officer.

Certain Relationships and Related Transactions

Since January 1, 2011, except as described in Part III, Item 11 of this Annual Report, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14.	Principal Accounting Fees and Services

The Company’s independent auditor for the fiscal years ended December 31, 2012 and 2011 was Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), an independent registered public accounting firm. The following table presents the aggregate fees billed to us for such years by Squar Milner for the indicated services:

	Year Ended December 31,
	2012	2011
Audit Fees	$499,200	$717,400
Audit Related Fees	6,594	—
Tax Fees	—	—
All Other Fees	—	34,020

Total	$505,794	$751,420

Audit Fees. Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and other regulatory filings.

Audit-Related Fees. Audit-related fees consist of fees for professional services, including assurance and related services, that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” For Fiscal 2012, “Audit-Related Fees” included services provided in connection with a registration statement on Form S-8 filed by the Company with the SEC. Squar Milner performed no such services for Signature for Fiscal 2011.

Tax Fees. Tax fees consist of fees for tax compliance, tax analysis, tax advice and tax planning services, including the preparation of federal, state and international tax returns, and for tax consultations, including tax planning and federal, state and international tax advice. Squar Milner performed no such services for Signature for the years ended December 31, 2012 and 2011.

All Other Fees. All other fees consist of fees for any services not included in the first three categories. For Fiscal 2012, there were no fees billed to us by Squar Milner in this category. For Fiscal 2011, “All Other Fees” included diligence services related to the acquisition of North American Breaker Co., Inc., the Company’s wholly owned subsidiary.

Audit Committee Pre-Approval Policies and Procedures

The prior approval of the Audit Committee was obtained for all services provided by Squar Milner for Fiscal 2012. Such pre-approval was given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor, on an individual basis or pursuant to policies and procedures established by the Audit Committee in accordance with Section 2-01 of Regulation S-X of the Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Annual Report:

(1)	Financial Statements. The following financial statements (and related notes thereto, and related report of our independent registered public accounting firm), commencing on the pages referenced below, are filed as part of this report:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The following items are annexed as exhibits to the Annual Report.

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated July 29, 2011, among Signature Group Holdings, Inc., North American Breaker Co., Inc. and the shareholders of North American Breaker Co., Inc.	8-K	001-08007	2.1	August 1, 2011

3.1	Amended and Restated Articles of Incorporation of Fremont General Corporation (effected name change to Signature Group Holdings, Inc.)	8-K	001-08007	3.1	June 17, 2010

3.2	Amended and Restated Bylaws of Signature Group Holdings, Inc. dated April 26, 2012	8-K	001-08007	3.1	May 2, 2012

4.1	Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc.	8-K	001-08007	10.8	June 17, 2010

4.2	Rights Agreement between the Company and Mellon Investor Services LLC dated October 23, 2007	8-K	001-08007	4.1	October 24, 2007

4.3	First Amendment, dated as of July 28, 2011, to the Rights Agreement, dated October 23, 2007, between the Company and Mellon Investor Services LLC	8-K	001-08007	4.1	August 3, 2011

4.4	Form of Warrant	8-K	001-08007	10.2	June 17, 2010

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

4.5	Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016	8-K	001-08007	10.1	July 22, 2010

4.6	Form of 9.00% Notes due December 31, 2016	10-K	001-08007	4.6	April 1, 2013

10.1*	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”)	S-8	333-181188	4.1	May 7, 2012

10.2*	Form of Restricted Stock Agreement for use with the Incentive Plan	10-K	001-08007	10.2	April 1, 2013

10.3*	Form of Incentive Stock Option Agreement for use with the Incentive Plan	10-K	001-08007	10.3	April 1, 2013

10.4*	Form of Non-qualified Stock Option Agreement for use with the Incentive Plan	10-K	001-08007	10.4	April 1, 2013

10.5*	Employment Agreement, dated as of August 2, 2011, by and between Craig Noell and Signature Group Holdings, Inc.	8-K/A	001-08007	10.1	August 4, 2011

10.6*	Employment Agreement, dated as of August 2, 2011, by and between Kyle Ross and Signature Group Holdings, Inc.	8-K/A	001-08007	10.3	August 4, 2011

10.7*	Employment Agreement, dated as of August 2, 2011, by and between Thomas Donatelli and Signature Group Holdings, Inc.	8-K/A	001-08007	10.4	August 4, 2011

10.8*	Employment Agreement, dated as of November 5, 2012, by and between W. Christopher Manderson and the Company	10-K	001-08007	10.8	April 1, 2013

10.9	Business Loan Agreement, dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.1	October 5, 2011

10.10	Business Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.2	October 5, 2011

10.11	Consulting and General Release Agreement, dated as of February 8, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc.	8-K	001-08007	10.1	February 9, 2012

		Where Located
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.12	Form of Registration Rights Agreement entered into between the Company and the investors thereto	8-K	001-08007	10.3	June 17, 2010

10.13*	Form of Indemnification Agreement	8-K	001-08007	10.7	June 17, 2010

21	Subsidiaries of the Company	10-K	001-08007	21	April 1, 2013

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP	10-K	001-08007	23.1	April 1, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended	10-K	001-08007	31.1	April 1, 2013

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended	10-K	001-08007	31.2	April 1, 2013

31.3	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.4	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	10-K	001-08007	32.1	April 1, 2013

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	10-K	001-08007	32.2	April 1, 2013

101.INS	XBRL Instance Document(1)	10-K	001-08007	101.INS	April 1, 2013

101.SCH	XBRL Taxonomy Extension Schema Document(1)	10-K	001-08007	101.SCH	April 1, 2013

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	10-K	001-08007	101.CAL	April 1, 2013

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	10-K	001-08007	101.DEF	April 1, 2013

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	10-K	001-08007	101.LAB	April 1, 2013

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	10-K	001-08007	101.PRE	April 1, 2013

*	Management or compensatory plans or arrangements.

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

SIGNATURE GROUP HOLDINGS, INC.

Date: April 30, 2013

	By:	/s/ G. Christopher Colville
G. Christopher Colville Chief Executive Officer and Chairman of the Board