Form 10-Q
period 2013-03-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2013-05-15
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of May 10, 2013, there were 121,676,840 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Signature Group Holdings, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,599	$53,699
Investment securities, available for sale	—	3,060
Trade accounts receivable, net	3,525	3,607
Inventory	10,936	10,247
Loans receivable, net due within one year	2,529	620
Other current assets	994	1,266
Current assets of discontinued operations	3,219	3,614

Total current assets	72,802	76,113
Loans receivable, net	23,426	23,752
Intangible assets, net	3,924	4,329
Goodwill	17,780	17,780
Other noncurrent assets	3,059	3,087
Noncurrent assets of discontinued operations	633	650

TOTAL ASSETS	$121,624	$125,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,386	$2,222
Lines of credit	4,500	1,000
Contingent consideration due within one year	—	4,000
Long-term debt due within one year	3,511	3,490
Other current liabilities	726	1,009
Current liabilities of discontinued operations	2,148	2,292

Total current liabilities	12,271	14,013
Long-term debt	42,663	43,562
Common stock warrant liability	3,800	2,350
Other noncurrent liabilities	54	60
Noncurrent liabilities of discontinued operations	7,250	7,500

TOTAL LIABILITIES	66,038	67,485

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 190,000,000 shares authorized; 121,426,840 and 120,727,434 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,182	1,171
Additional paid-in capital	448,955	448,614
Accumulated deficit	(394,551)	(391,783)
Accumulated other comprehensive income	—	224

Total shareholders’ equity - Signature Group Holdings, Inc.	55,586	58,226
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	55,586	58,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,624	$125,711

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Operating revenues:
Industrial Supply	$8,372	$7,843
Signature Special Situations	1,204	4,233
Corporate and Other	—	—

Total operating revenues	9,576	12,076

Operating costs:
Cost of goods sold	5,272	4,818
Selling, general and administrative	3,564	4,745
Interest expense	991	1,095
Amortization of intangibles	397	586

Total operating costs	10,224	11,244

Operating profit (loss)	(648)	832

Other income (expense):
Change in fair value of common stock warrant liability	(1,450)	3
Other	13	(55)

Total other income (expense)	(1,437)	(52)

Earnings (loss) from continuing operations before reorganization items, net and income taxes	(2,085)	780
Reorganization items, net	—	95

Earnings (loss) from continuing operations before income taxes	(2,085)	685
Income tax expense	78	46

Earnings (loss) from continuing operations	(2,163)	639
Loss from discontinued operations, net of income taxes	(605)	(1,885)

Net loss	(2,768)	(1,246)
Loss attributable to noncontrolling interest	—	—

Net loss attributable to Signature Group Holdings, Inc.	$(2,768)	$(1,246)

LOSS PER SHARE:
Basic and diluted:
Earnings (loss) from continuing operations	$(0.02)	$0.01
Loss from discontinued operations, net of income taxes	—	(0.02)

Net loss attributable to Signature Group Holdings, Inc.	$(0.02)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net loss attributable to Signature Group Holdings, Inc.	$(2,768)	$(1,246)
Other comprehensive income (loss):
Net change in unrealized gains during period:
Investment securities, available for sale	88	361
Reclassification of realized amounts included in net loss	(312)	—

Other comprehensive income (loss)	(224)	361

Total comprehensive loss	$(2,992)	$(885)

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock				Accumulated
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2012	—	$—	120,727,434	$1,171	$448,614	$(391,783)	$224	$—	$58,226
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(2,768)	—	—	(2,768)
Common stock acquired	—	—	(98,969)	—	—	—	—	(41)	(41)
Issuance of restricted stock, net of forfeitures	—	—	731,708	—	(41)	—	—	41	—
Restricted stock vested	—	—	—	10	(10)	—	—	—	—
Amortization of share-based compensation	—	—	—	—	372	—	—	—	372
Common stock options exercised	—	—	66,667	1	20	—	—	—	21
Change in accumulated other comprehensive income	—	—	—	—	—	—	(224)	—	(224)

Balance, March 31, 2013	—	$—	121,426,840	$1,182	$448,955	$(394,551)	$—	$—	$55,586

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(2,768)	$(1,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of income taxes	605	1,885
Depreciation and amortization	440	628
Discount recognized on payoff of loans receivable, net	(80)	—
Change in market valuation allowance on loans held for sale, net	—	(2,776)
Change in fair value of common stock warrant liability	1,450	(3)
Gain on investment securities, available for sale	(312)	—
Amortization of share-based compensation	372	351
Principal collections on loans held for sale, net	—	93
Accretion of discounts	(112)	(239)
Other	—	74
Changes in assets and liabilities:
Trade accounts receivable, net	82	268
Inventory	(689)	(1,005)
Other current assets	272	720
Other noncurrent assets	13	(1,588)
Trade payables	(836)	(662)
Other current liabilities	(283)	437
Other noncurrent liabilities	(6)	(17)
Net cash provided by (used in) operating activities of discontinued operations	(711)	7,851

Net cash provided by (used in) operating activities	(2,563)	4,771

Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	3,160	—
Purchases of investment securities, available for sale	—	(2,560)
Advances, net under revolving credit facilities in loans receivable, net	(1,965)	(2,169)
Payment of contingent consideration	(4,000)	—
Principal collections on loans receivable, net	562	1,276
Purchases of property and equipment	(4)	(35)
Net cash provided by investing activities of discontinued operations	78	1,217

Net cash used in investing activities	(2,169)	(2,271)

Cash flows from financing activities:
Borrowings (repayments), net on lines of credit	3,500	(2,050)
Principal payments on long-term debt	(878)	(201)
Common stock acquired	(41)	—
Proceeds from exercise of common stock options	21	—

Net cash used in financing activities	2,602	(2,251)

Increase (decrease) in cash and cash equivalents	(2,130)	249
Cash and cash equivalents, beginning of period	53,861	52,556

Cash and cash equivalents, end of period	$51,731	$52,805

Cash and cash equivalents, end of period - continuing operations	$51,599	$52,615
Cash and cash equivalents, end of period - discontinued operations	132	190

Cash and cash equivalents, end of period	$51,731	$52,805

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$543	$69
Cash paid for interest	973	1,029
Net transfers of loans held for sale, net (discontinued operations) to (from) real estate owned, net	—	(385)
Commercial loans received from sale of business assets	—	3,643
Preferred stock received from sale of business assets	—	800

See accompanying notes to unaudited consolidated financial statements.

Signature Group Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a diversified business enterprise with current principal holdings in cash, financial assets, and industrial supply through its wholly owned subsidiary, North American Breaker Co., LLC (“NABCO”).

Headquartered in Burbank, California, Industrial Supply is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply operates from five warehouse locations across the United States, which facilitates next day ground shipping service to a broad section of its customer base.

Signature Special Situations selectively acquires sub-performing and nonperforming commercial and industrial loans, leases, and mortgages typically at a discount to unpaid principal balance. Signature Special Situations may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring, and may take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to its former businesses, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), as well as Cosmed, Inc. (“Cosmed”), which owns the product formulations of a line of anti-aging skin care products and was designated as a discontinued operation in the fourth quarter of 2012. The assets and liabilities of discontinued operations are being managed to maximize their cash recoveries and limit costs and exposures.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the three months ended March 31, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013. These interim period unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013 and amended on April 30, 2013 (the “Annual Report”). Certain amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the current presentation.

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

Business combinations

Business combinations are accounted for using the acquisition method and, accordingly, the assets and liabilities of the acquired business are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The excess of the estimated fair value of the net assets acquired over the purchase price is recorded as a gain on acquisition. Any changes in the estimated fair value of the net assets recorded for acquisitions prior to the finalization of more detailed analyses, but not to exceed a reasonable period of time (generally one year from the date of acquisition), will change the amount of the purchase price allocable to goodwill or gain on acquisition.

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

Revenue recognition

Revenues from product sales in Industrial Supply are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods, when collection of the receivable is reasonably assured, when persuasive evidence of an arrangement exists and when the sales price is fixed and determinable, which generally occurs at the time of shipment. Revenues are reported on a net sales basis, which is computed by deducting amounts related to product returns, discounts and allowances, and rebates from gross sales. Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of goods sold.

Management records a reduction to gross sales for returns and allowances based on estimated customer returns and allowances, which is influenced by historical experience. The actual amount of sales returns and allowances realized may differ from these estimates. Management closely monitors sales returns and allowances and updates estimates based on recent trends. Changes in estimates are recorded in the period of the revision. Sales returns and allowances were approximately 0.5% and 0.3% of gross sales in the three months ended March 31, 2013 and 2012, respectively.

The Company offers cash rebates to select customers based on purchase volumes. These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions, including rebates calculated using tiered volume incentives and as a flat percentage of purchases. Rebates may be payable monthly, quarterly, or annually. The calculation of accrued rebates involves significant management estimates, especially where the terms of the rebate involve tiered volume levels. Rebates are accrued monthly based on estimates derived from expected annual sales, current program requirements and historical experience, and are included in net sales and trade payables in the consolidated financial statements. Rebates were approximately 4.8% of gross sales in each of the three months ended March 31, 2013 and 2012. Accrued rebates payable totaled $0.3 million and $0.7 million at March 31, 2013 and December 31, 2012, respectively.

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

The Company performs a quarterly assessment of investment securities, available for sale with unrealized losses to determine whether the decline in the fair value of these securities below their cost basis is other-than-temporary. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value, which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value. The company did not recognize any credit-related other-than-temporary impairment during the three months ended March 31, 2013 or 2012.

Trade accounts receivable, net

Trade accounts receivable arise from sales in the Industrial Supply segment. Management maintains an allowance for uncollectible accounts, which is determined based on the age of the receivable balances, adjusted for qualitative factors, such as past collection experience.

Inventory

Inventory consists of finished goods acquired for resale and is stated at the lower of cost (based on the first-in, first-out method) or market. Inventory costs are determined on a moving average historical cost basis. Management estimates damaged inventory based on actual customer returns and estimates appropriate loss provisions related to these inventories. The Company provides for estimated losses from obsolete and slow-moving inventories and writes down the cost of the inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends and the estimated fair value of the inventory, less cost to sell (“net realizable value”).

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit and term debt. Loans receivable, net is reported at the principal amount outstanding, net of deferred fees and costs, if any, discounts or premiums and the allowance for loan losses. The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans receivable based on management’s evaluation of the portfolio. Future additions or reductions to the allowance for loan losses may be necessary based on changes in the amounts and timing of expected future cash flows due to changes in collateral values of the assets securing the loans receivable, general economic conditions and the financial condition of individual borrowers. Loans receivable, net were classified as held for investment as of March 31, 2013, based on the Company’s intent and ability to hold such loans for the foreseeable future. See Note 17 — Subsequent Events for additional information on the residential real estate loan portfolio.

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

All classes of loans receivable are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect scheduled payments of principal and interest when due according to the contractual terms of the loan agreements. Impairment is measured on a loan-by-loan basis by comparing the net realizable value of the underlying collateral against the recorded investment of the loan.

The net realizable values of collateral securing residential and commercial real estate loans are estimated by management from broker price opinions and Internet real estate websites, adjusted for qualitative factors. The net realizable values of collateral securing commercial loans are estimated from financial information provided by borrowers, appraisals and other valuation analyses. Estimated net realizable values are updated quarterly after a loan becomes impaired; however, management considers information received from the primary loan servicer, special servicers and direct contact with borrowers to ensure that impaired loans are measured appropriately at the end of each period presented. While management uses available information to estimate losses on loans receivable, future additions to any of the allowances for loan losses may be necessary, based on changes in estimates resulting from changes in economic and other conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

Troubled debt restructurings

TDRs are renegotiated loans where borrower concessions have been granted that the Company would not otherwise make. Concessions may include forbearance through interest rate reductions or interest only periods, and accrued but unpaid interest and advances may be added to the outstanding principal balance. The Company classifies TDR loans as impaired and evaluates the need for an allowance for loan losses at the time of restructuring. An allowance for loan loss is based on the present value of estimated future cash flows, taking into consideration the estimated net realizable value of the underlying collateral.

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

Intangible assets and liabilities consist primarily of customer relationships and trade names and a leasehold intangible, typically associated with business combinations. Intangible assets and liabilities with finite lives are amortized over their estimated useful lives, which represent the period over which the asset or liability is expected to contribute directly or indirectly to future cash flows. Intangible assets and liabilities with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such asset or liability may not be recoverable and exceed its fair value. FASB ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) simplifies how an entity tests those assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with FASB ASC 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. No impairment losses were recorded in the three months ended March 31, 2013 or the year ended December 31, 2012.

Common stock warrant liability

Pursuant to a plan of reorganization and upon emergence from bankruptcy proceedings (the “Bankruptcy Proceedings”) on June 11, 2010 (the “Effective Date”), Signature issued warrants to purchase an aggregate of 15 million shares of Signature’s common stock (the “Warrants”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of ten years and had an original exercise price of $1.03 per share. The Warrants include anti-dilution and pricing protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the exercise price during the term of the Warrants. Under FASB ASC 815, Derivatives and Hedging, the Warrants are financial instruments classified as a derivative liability and remeasured at fair value at each reporting date with changes in fair value reported through earnings. The Company follows FASB ASC 815-40, Contracts in Entity’s Own Equity to determine whether certain financial instruments meet the definition of a derivative.

Income taxes

Deferred income taxes are computed using the liability method in accordance with the provisions of FASB ASC 740, Income Taxes. Under this method, deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its net deferred tax asset and as such, has placed a full valuation allowance of $374.2 million and $373.7 million on its net deferred tax asset at March 31, 2013 and December 31, 2012, respectively. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the net deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

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

The operations of Cosmed were classified as discontinued in December 2012 and all of the assets, tangible and intangible, are for sale. Based upon evaluations performed as of December 31, 2012 and March 31, 2013, the estimated net realizable value of the assets held for sale exceeds the carrying value of Cosmed. The assets, liabilities and results of operations of Cosmed have been reclassified to discontinued operations for all periods presented.

Refer to Note 15 — Discontinued Operations for assets, liabilities and financial results of the components of the Company designated as discontinued operations. Significant accounting policies specific to assets and liabilities of discontinued operations are described below.

Real estate owned, net

Real estate owned (“REO”) is comprised of property acquired through foreclosure, or deed in lieu of foreclosure, on loans secured by real estate. REO is recorded at net realizable value at the acquisition date and at the lower of cost or net realizable value thereafter. Estimated net realizable values are based on an evaluation of numerous factors, including appraisals or broker price opinions, Internet real estate websites, sales of comparable assets and estimated market conditions.

Repurchase reserve for loans sold

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

Recent accounting standards

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income (“accumulated OCI”) by component. In addition, ASU 2013-02 requires presentation, either on the face of the statements of operations or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. ASU 2013-02, which will increase disclosures for the Company as outlined above, is effective January 1, 2013. The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents, within continuing operations, is summarized in the following table:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Unrestricted cash and cash equivalents:
Noninterest-bearing deposits	$15,211	$17,332
Short-term money market funds	33,376	33,373
Loan servicing trust accounts	207	189

Total unrestricted cash and cash equivalents	48,794	50,894

Restricted cash and cash equivalents:
Noninterest-bearing deposits - securing a letter of credit	784	784
Noninterest-bearing deposits - legal settlement reserve funds	2,021	2,021

Total restricted cash and cash equivalents	2,805	2,805

Total cash and cash equivalents	$51,599	$53,699

NOTE 4 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Corporate bonds	$—	$3,060

Investment securities, available for sale	$—	$3,060

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Amortized cost	$—	$2,836
Gross unrealized holding gains	—	224

Estimated fair value	$—	$3,060

In March 2013, the Company sold its only remaining bond position for $3.2 million and recognized a $0.3 million gain on sale of investment securities, available for sale. There were no individual investment securities with unrealized holding losses at December 31, 2012. No credit-related other-than-temporary impairment was recognized in the three months ended March 31, 2013 or 2012.

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Trade accounts receivable	$3,726	$3,803
Sales returns and allowances	(166)	(161)

	3,560	3,642
Allowance for uncollectible accounts	(35)	(35)

Trade accounts receivable, net	$3,525	$3,607

At March 31, 2013 and December 31, 2012, all of the trade receivables, totaling $3.7 million and $3.8 million, respectively, of Industrial Supply were pledged as collateral to secure outstanding balances on the Company’s line of credit and term loan.

NOTE 6 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. The following table presents the composition of the Company’s inventories as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Finished goods	$10,961	$10,272
Valuation adjustment for damaged inventory	(25)	(25)

	$10,936	$10,247

At March 31, 2013 and December 31, 2012, Industrial Supply’s inventory, totaling $11.0 million and $10.3 million, respectively, was pledged as collateral to secure outstanding balances on the Company’s line of credit and term loan.

NOTE 7 — LOANS RECEIVABLE, NET

The following table presents the Company’s loans receivable, net as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Residential real estate loans:
Unpaid principal balance	$44,401	$44,904
Discount	(22,545)	(22,695)

Recorded investment	21,856	22,209
Allowance for loan losses	—	—

Total residential real estate loans	21,856	22,209

Commercial real estate loans:
Unpaid principal balance	1,685	1,734
Discount	(12)	(12)

Recorded investment	1,673	1,722
Allowance for loan losses	(50)	(50)

Total commercial real estate loans	1,623	1,672

Commercial loans:
Revolving lines of credit	1,965	—
Term note unpaid principal balance	1,000	1,000
Term note discount	(489)	(509)

Recorded investment	2,476	491
Allowance for loan losses	—	—

Total commercial loans	2,476	491

Loans receivable, net	$25,955	$24,372

Loans receivable, net due within one year consists of the following as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Contractual principal payments due within one year(1):
Residential real estate loans	$472	$527
Commercial real estate loans	92	93

	564	620
Revolving lines of credit	1,965	—

Loans receivable, net due within one year	$2,529	$620

(1)	Excludes loans ninety or more days past due.

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

Commercial loans are comprised of senior debt of a manufacturing company that specializes in retail store fixtures and merchandise displays and includes a revolving line of credit and term note that are secured by the assets of the borrower. The line of credit provides for maximum borrowings of $7.0 million, has an interest rate of prime plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017. The $1.0 million term note has an interest rate of prime plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017, with interest due monthly. Draws on the revolving line of credit are subject to a borrowing base, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final balloon payment due on March 31, 2017. At March 31, 2013 and December 31, 2012, the commercial loans were current and the borrower was in compliance with all loan covenants.

The following table presents information about the Company’s loans receivable that were in nonaccrual status as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment of Nonaccrual Loans	Recorded Investment of Total Portfolio	Percentage of Nonaccrual	Recorded Investment of Nonaccrual Loans	Recorded Investment of Total Portfolio	Percentage of Nonaccrual
Residential real estate loans	$4,405	$21,856	20.2%	$2,233	$22,209	10.1%
Commercial real estate loans	—	1,673	0.0%	—	1,722	0.0%
Commercial loans:
Revolving lines of credit	—	1,965	0.0%	—	—	0.0%
Term note	—	511	0.0%	—	491	0.0%

Total commercial loans	—	2,476	0.0%	—	491	0.0%

Total	$4,405	$26,005	16.9%	$2,233	$24,422	9.1%

The following table presents the unpaid principal balance and recorded investment of impaired loans receivable as of March 31, 2013 and December 31, 2012:

	Unpaid Principal	Recorded Investment of Impaired Loans		Total Recorded
(Dollars in thousands)	Balance of Impaired Loans	With Allowance	Without Allowance	Investment of Impaired Loans
March 31, 2013
Residential real estate loans	$27,246	$—	$12,018	$12,018
Commercial real estate loans	50	—	38	38
Commercial loans	—	—	—	—

	$27,296	$—	$12,056	$12,056

December 31, 2012
Residential real estate loans	$26,997	$—	$11,906	$11,906
Commercial real estate loans	50	—	38	38
Commercial loans	—	—	—	—

	$27,047	$—	$11,944	$11,944

The average recorded investment of impaired loans receivable was $11.8 million and $11.9 million during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. Interest income recognized on impaired loans receivable was $0.2 million and $1.2 million during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

Four loans aggregating $0.4 million, classified as loans receivable, net at March 31, 2013, were modified under TDRs in the twelve months ended March 31, 2013, and three loans aggregating $0.2 million, classified as loans receivable, net at December 31, 2012, were modified under TDRs in 2012. The following table presents the unpaid principal balance and recorded investment of loans modified and classified as TDRs during the three months ended March 31, 2013:

	Unpaid	Recorded Investment of TDRs		Total
(Dollars in thousands)	Principal Balance of TDRs	With Allowance	Without Allowance	Recorded Investment of TDRs
Residential real estate loans	$749	$—	$227	$227
Commercial real estate loans	—	—	—	—
Commercial loans	—	—	—	—

	$749	$—	$227	$227

There were no losses on TDRs in the three months ended March 31, 2013 or in the year ended December 31, 2012. None of the loans modified under TDRs during the twelve months ended March 31, 2013 reached ninety or more days past due.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable. Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of March 31, 2013 and December 31, 2012, based on recorded investment:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
March 31, 2013
Residential real estate loans	$1,097	$1,833	$4,131	$7,061	$14,795	$21,856
Commercial real estate loans	—	—	—	—	1,673	1,673
Commercial loans:
Revolving lines of credit	—	—	—	—	1,965	1,965
Term note	—	—	—	—	511	511

Total commercial loans	—	—	—	—	2,476	2,476

Total	$1,097	$1,833	$4,131	$7,061	$18,944	$26,005

December 31, 2012
Residential real estate loans	$2,457	$569	$2,816	$5,842	$16,367	$22,209
Commercial real estate loans	—	—	—	—	1,722	$1,722
Commercial loans:
Revolving lines of credit	—	—	—	—	—	—
Term note	—	—	—	—	491	491

Total commercial loans	—	—	—	—	491	491

Total	$2,457	$569	$2,816	$5,842	$18,580	$24,422

NOTE 8 — DEBT

The following table presents the Company’s debt as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Lines of credit	$4,500	$1,000

Notes Payable	$37,246	$37,246
Term loan	6,600	6,900
Seller notes	2,328	2,906

Total long-term debt, including amounts due within one year	$46,174	$47,052

Long-term debt due within one year is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Contractual principal payments due within one year:
Term loan	$1,200	$1,200
Seller notes	2,311	2,290

Long-term debt due within one year	$3,511	$3,490

Lines of credit

Lines of credit consists of an $8.0 million asset-based revolving loan, which matures in September 2014 and is subject to a borrowing base. At March 31, 2013 and December 31, 2012, outstanding borrowings on the revolving line of credit were $4.5 million and $1.0 million, respectively. As of March 31, 2013, available borrowing capacity under the revolving line of credit was $3.4 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on March 31, 2013, and is secured by all of the assets of Industrial Supply. Interest expense on lines of credit was $8 thousand and $35 thousand for the three months ended March 31, 2013 and 2012, respectively.

Notes Payable

On July 16, 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”), the former holders of the TOPrS received $39.0 million in notes payable, due December 2016, bearing interest at 9.0% per annum (the “Notes Payable”). In May 2012, the Company acquired and retired $1.8 million of the Notes Payable. Interest expense on the Notes Payable was $0.8 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

The Notes Payable indenture contains covenants that limit the ability of the Company and certain subsidiaries, subject to certain exceptions and qualifications, to (i) pay dividends or make distributions, repurchase equity securities, or make guarantee payments on the foregoing; (ii) make payments on debt securities that rank pari passu or junior to the Notes Payable; (iii) effect a change in control of the Company; or (iv) enter into transactions with affiliated parties that are not at arms-length.

Term loan

The term loan consists of an $8.0 million loan originally funded in September 2011 and maturing in September 2016, which had an outstanding balance of $6.6 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively. The term loan is subject to annual principal payments of $0.8 million in year one, $1.2 million in each of years two and three, $1.6 million in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum, or 5.00% per annum as of March 31, 2013. The term loan is secured by all of the assets of Industrial Supply. Interest expense on the term loan was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO that were issued in connection with the 2011 acquisition of NABCO, which had aggregate outstanding balances of $2.3 million and $2.9 million at March 31, 2013 and December 31, 2012, respectively. The seller notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments and, subject to certain conditions, accelerated principal payments. Based on NABCO’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2012, $1.7 million of accelerated principal payments are due and payable in the year ending December 31, 2013. The seller notes bear interest at 6.00% per annum and interest is paid quarterly. Interest expense on the seller notes was $43 thousand and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all of the covenants under its debt agreements, which includes restrictions on dividends from Industrial Supply to Signature.

NOTE 9 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from Bankruptcy Proceedings, Signature issued Warrants to purchase an aggregate of 15 million shares of the Company’s common stock. The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date. As of March 31, 2013, the Warrants are 60% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $1.03 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the board of directors (the “Board”) under the Company’s director compensation program (the “Director Compensation Program”) that each triggered the pricing protection provisions of the Warrants. The restricted common stock issued to nonexecutive members of the Board in April 2011 reduced the exercise price of the Warrants to $0.69 per share. In July 2011, the Company issued approximately 3.0 million shares of common stock as purchase consideration in the NABCO business combination. The NABCO business combination common stock was issued at $0.664 per share, thereby reducing the exercise price of the Warrants to $0.664 per share; however, the holders of approximately 79.3% of the Warrants, held at that time by Signature Group Holdings, LLC and Kenneth Grossman, waived the pricing protection provisions related to shares issued in the NABCO business combination and the exercise price related to those Warrants remains at $0.69 per share.

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

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Beginning balance	$2,350	$1,403
Change in fair value of common stock warrant liability	1,450	(3)

Ending balance	$3,800	$1,400

The following table summarizes the assumptions used to estimate the fair value of the common stock warrant liability during the periods indicated:

	Three Months Ended March 31,
	2013	2012
Expected term (years)	6.5	7.9
Volatility	51.0%	48.5%
Risk-free rate	0.88%	1.79%
Weighted average exercise price	$0.68	$0.68

NOTE 10 — INCOME TAXES

Income tax expense for the three months ended March 31, 2013 and 2012 was $78 thousand and $46 thousand, respectively, primarily comprised of estimated income taxes due in jurisdictions where the Company does not have or cannot utilize its NOLs. As of December 31, 2012, the Company had estimated federal and California net operating loss carryforwards (“NOLs”) of approximately $886.9 million and $980.0 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a full valuation allowance of $374.2 million and $373.7 million on its deferred tax assets at March 31, 2013 and December 31, 2012, respectively.

In December 2012, the Internal Revenue Service (“IRS” or the “Service”), in preparation of its report to the Congressional Joint Committee on Taxation (the “Joint Committee”) related to the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, notified the Company of a proposed adjustment to the reported 2005 alternative minimum taxable income and associated tax (“AMT”). The Service identified a $2.6 million liability as a result of certain disallowed bad debt deductions identified in the 2006 tax year audit. In connection with this proposed adjustment, in February 2013, the Service notified the Company that it was examining the 2003, 2004, 2005 and 2008 tax years. The IRS has requested, and the Company has provided, documentation that the Company believes reduces the 2005 AMT liability to approximately $0.4 million, including $30 thousand of accrued interest through December 31, 2012. The Company remitted a $0.4 million payment to the IRS on January 31, 2013. The Company believes its proposed adjustments are more likely than not to be allowed under the examination. Although the Company does not have any reason to believe that the Joint Committee will not approve the remainder of the tax refund, there is no assurance that such approval will be given by the Joint Committee or that additional issues will not be raised by the IRS or the Joint Committee during the examination.

NOTE 11 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Director Compensation Program

The Director Compensation Program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member. These grants have a grant date fair value of $75 thousand per nonexecutive director, and vest on January 1 of the following year. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year. Beginning in January 2012, the director compensation awards have been granted under the Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”).

Incentive Plan

The Incentive Plan provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 25.0 million shares of common stock, or its equivalent. As of March 31, 2013 and December 31, 2012, there were no stock appreciation rights or restricted stock units outstanding and there were 8.2 million and 8.8 million shares, respectively, available for grant under the Incentive Plan.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately up to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the periods indicated:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares		Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	3,575,182	$0.44	2,315,040		$0.60
Shares vested	(978,057)	0.28	(1,950,102	)(1)	0.42
Shares granted	731,708	0.41	3,210,244		0.31
Shares forfeited	—	—	—		—

Ending nonvested restricted shares	3,328,833	$0.48	3,575,182		$0.44

(1)	Includes shares awarded to four independent directors that were not renominated to the Board and resigned following the certification of the election of the new Board on August 6, 2012.

Share-based compensation related to restricted common stock awards was $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the aggregate unamortized value of share-based restricted common stock awards was $0.8 million and $0.7 million, respectively, and will be recognized over a weighted average period of 1.2 years and 1.6 years, respectively.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately up to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Bankruptcy Proceedings on the Effective Date, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on United States Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date. The following table presents weighted average assumptions used in determining the fair value of common stock options granted in the three months ended March 31, 2013 and the year ended December 31, 2012:

(Weighted averages)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Expected volatility	54.0%	52.6%
Risk-free interest rate	1.02%	0.80%
Expected term (in years)	5.9	5.1
Dividend yield	0.0%	0.0%
Grant date fair value per share	$0.28	$0.17

The following table presents activity of nonvested common stock options during the periods indicated:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	8,723,748	$0.54	8,816,000	$0.57
Options granted	50,000	0.55	1,846,000	0.36
Options vested	(3,109,750)	0.56	(1,898,586)	0.54
Options forfeited	(83,333)	0.30	(39,666)	0.30

Ending nonvested common stock options	5,580,665	$0.54	8,723,748	$0.54

The following table presents activity of exercisable common stock options during the periods indicated:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	1,813,252	$0.52	—	$—
Options exercised	(66,667)	0.30	(85,334)	0.30
Options vested	3,109,750	0.56	1,898,586	0.51

Ending vested common stock options	4,856,335	$0.55	1,813,252	$0.52

The weighted average remaining contractual life for common stock options outstanding at March 31, 2013 and December 31, 2012 was 8.4 and 8.6 years, respectively, and the weighted average remaining contractual life for common stock options exercisable at March 31, 2013 was 8.2 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Intrinsic value of common stock options outstanding	$319	$106
Intrinsic value of common stock options exercisable	121	37

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Intrinsic value of common stock options exercised(1)	$16	$10
Fair value of common stock options vested(2)	569	327

(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the aggregate unamortized value of share-based common stock option awards was $0.8 million and $1.0 million, respectively, and will be recognized over a weighted average period of 1.6 years.

401(k) saving plan

In 2012, the Company implemented a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s cash compensation. Matching contributions under the Savings Plan during the three months ended March 31, 2013 and 2012 were $0.1 million and zero, respectively.

NOTE 12 — LOSS PER SHARE

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

Unvested restricted stock, exercisable common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the Company’s common stock increases. For the three months ended March 31, 2013 and 2012, the impact of all outstanding unvested restricted stock, stock options and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Earnings (loss) from continuing operations	$(2,163)	$639
Loss from discontinued operations, net of income taxes	(605)	(1,885)

Net loss	(2,768)	(1,246)
Loss attributable to noncontrolling interest	—	—

Net loss attributable to Signature Group Holdings, Inc.	$(2,768)	$(1,246)

Weighted average basic and diluted shares outstanding	118,136,617	115,651,953

Basic and diluted loss per share:
Continuing operations	$(0.02)	$0.01
Discontinued operations	—	(0.02)

Basic and diluted loss per share	$(0.02)	$(0.01)

Diluted loss per share for the three months ended March 31, 2013 and 2012 excludes 1,351,688 and 270,915 incremental shares related to unvested restricted common stock, respectively, 225,206 and zero incremental shares related to common stock options, respectively, and zero incremental shares related to the Warrants, as they would be antidilutive.

NOTE 13 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at estimated fair value on a recurring basis based on the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2013
Liabilities:
Common stock warrant liability	$—	$—	$3,800	$3,800
December 31, 2012
Assets:
Investment securities, available for sale	$3,060	$—	$—	$3,060
Liabilities:
Common stock warrant liability	$—	$—	$2,350	$2,350

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended March 31, 2013
Common stock warrant liability	$2,350	$(1,450)	$—	$—	$—	$—	$3,800
Three Months Ended March 31, 2012
Contingent consideration	$3,597	$(74)	$—	$—	$—	$—	$3,671
Common stock warrant liability	1,403	3	—	—	—	—	1,400

Total	$5,000	$(71)	$—	$—	$—	$—	$5,071

From time to time, the Company is required to measure certain assets and liabilities at estimated fair value. These fair value measurements typically result from the application of specific accounting guidance under GAAP and are considered nonrecurring fair value measurements under ASC 820. The following table presents financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
March 31, 2013
Assets:
Preferred stock (other assets)	$—	$—	$2,000	$2,000
Common stock (other assets)	—	—	1,940	1,940
Real estate owned, net (discontinued operations)	—	—	468	468
Commercial real estate investments, net	—	—	51	51

Total	$—	$—	$4,459	$4,459

December 31, 2012
Assets:
Preferred stock (other assets)	—	—	2,000	2,000
Common stock (other assets)	—	—	1,940	1,940
Real estate owned, net (discontinued operations)	—	—	416	416
Commercial real estate investments, net	—	—	33	33

Total	$—	$—	$4,803	$4,803

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Loans held for sale, net(1):
Continuing operations	$—	$2,776
Discontinued operations	—	69
Real estate owned, net	(283)	(522)
Commercial real estate investments	—	(121)

	$(283)	$2,202

(1)	Loans held for sale, net were measured at fair value as of March 31, 2012, however, they do not appear in the table presenting financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at March 31, 2013 and December 31, 2012, above, as there were no loans classified as held for sale as of those dates.

The Company’s Level 3 assets and liabilities include financial instruments whose values are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Estimated Fair Value March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Preferred stock (other assets)	$2,000	Market approach	EBITDA	$2.5-$4.5 million ($3.5 million)
			Sales multiple	2.5x-4.0x (3.1x)
			Control discount	25.0% (25.0%)
Common stock (other assets)	1,940	Market approach	EBITDA	$40.0-$60.0 million ($47.5 million)
			Sales multiple	6.7x-10.1x (8.5x)
Real estate owned, net (discontinued operations)	468	Market approach	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
	$4,408

Liabilities:
Common stock warrant liability	$3,800	Lattice option pricing model	Exercise multiple	2.8x (2.8x)

			Volatility	51.0% (51.0%)
			Expected term	6.4-6.5 years (6.5 years)

(Dollars in thousands)	Estimated Fair Value December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Preferred stock (other assets)	$2,000	Market approach	EBITDA	$2.5-$4.5 million ($3.5 million)
			Sales multiple	2.5x-4.0x (3.1x)
			Control discount	25.0% (25.0%)
Common stock (other assets)	1,940	Market approach	EBITDA	$40.0-$60.0 million ($47.5 million)
			Sales multiple	6.7x-10.1x (8.5x)
Real estate owned, net (discontinued operations)	830	Market approach	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
	$4,770

Liabilities:
Common stock warrant liability	$2,350	Lattice option pricing model	Exercise multiple	2.8x (2.8x)

			Volatility	51.0% (51.0%)
			Expected term	7.1-7.2 years (7.1 years)

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

FASB ASC 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. The following tables present the carrying values and fair value estimates of financial instruments as of March 31, 2013 and December 31, 2012:

		March 31, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$51,599	$51,599
Loans receivable, net	Level 3	25,955	31,200
Preferred stock (other assets)	Level 3	800	2,000
Common stock (other assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	132	132
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net	Level 3	51	51
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$4,500	$4,500
Long-term debt	Level 1/3	46,174	44,400
Common stock warrant liability	Level 3	3,800	3,800

		December 31, 2012
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$53,699	$53,699
Investment securities, available for sale	Level 1	3,060	3,060
Loans receivable, net	Level 3	24,372	24,850
Preferred stock (other assets)	Level 3	800	2,000
Common stock (other assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	162	162
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net	Level 3	51	51
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$1,000	$1,000
Long-term debt	Level 1/3	47,052	44,538
Common stock warrant liability	Level 3	2,350	2,350

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at March 31, 2013 and December 31, 2012:

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

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit and commercial term notes. The estimated fair values of commercial real estate loans and commercial lines of credit consider the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

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

Preferred stock

Preferred stock, classified in other noncurrent assets, consists of 4.00% cumulative convertible preferred stock of a privately held commercial loan borrower of Signature Special Situations. The preferred stock has a stated value of $2.0 million and is convertible to 45.0% of the common stock of the company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple, a control discount and the current liquidation value of the investment.

Common stock

Common stock, classified in other noncurrent assets, consists of securities the Company received in exchange for its position in a privately held company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy. As of March 31, 2013, there was no readily determinable fair value for the common stock. The estimated fair value of common stock is based on the results of operations of the issuer since emerging from bankruptcy, including EBITDA and a sales multiple.

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

NOTE 14 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two operating segments: Industrial Supply and Signature Special Situations. The third segment consists of discontinued operations, which includes assets and liabilities from Fremont’s former businesses and the operations of Cosmed. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other. The following tables present the operating results and other key financial measures for each of the Company’s segments as of and for the periods indicated:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2013
Operating revenues from external customers	$8,372	$1,204	$—	$—	$9,576	$(254)	$9,322
Intersegment operating revenues	—	100	241	(341)	—	—	—
Operating costs	7,090	280	3,195	(341)	10,224	647	10,871
Other income (expense)	—	—	(1,437)	—	(1,437)	314	(1,123)

Earnings (loss) before reorganization items, net and income taxes	1,282	1,024	(4,391)	—	(2,085)	(587)	(2,672)
Reorganization items, net	—	—	—	—	—	19	19

Earnings (loss) before income taxes	1,282	1,024	(4,391)	—	(2,085)	(606)	(2,691)
Income tax expense (benefit)	509	463	(894)	—	78	(1)	77

Net earnings (loss)	773	561	(3,497)	—	(2,163)	(605)	(2,768)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$773	$561	$(3,497)	$—	$(2,163)	$(605)	$(2,768)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2012
Operating revenues from external customers	$7,843	$4,233	$—	$—	$12,076	$(40)	$12,036
Intersegment operating revenues	—	101	145	(246)	—	—	—
Operating costs	6,676	178	4,636	(246)	11,244	2,046	13,290
Other income (expense)	(73)	—	21	—	(52)	217	165

Earnings (loss) before reorganization items, net and income taxes	1,094	4,156	(4,470)	—	780	(1,869)	(1,089)
Reorganization items, net	—	—	95	—	95	13	108

Earnings (loss) before income taxes	1,094	4,156	(4,565)	—	685	(1,882)	(1,197)
Income tax expense (benefit)	438	19	(411)	—	46	3	49

Net earnings (loss)	656	4,137	(4,154)	—	639	(1,885)	(1,246)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$656	$4,137	$(4,154)	$—	$639	$(1,885)	$(1,246)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
March 31, 2013
Current assets	$15,014	$12,327	$48,330	$(6,088)	$69,583	$3,219	$72,802
Total assets	36,994	43,102	70,910	(33,234)	117,772	3,852	121,624
December 31, 2012
Current assets	$15,253	$12,229	$50,760	$(5,743)	$72,499	$3,614	$76,113
Total assets	37,667	43,230	72,758	(32,208)	121,447	4,264	125,711
Segment liabilities:
March 31, 2013
Current liabilities	$13,986	$1,427	$798	$(6,088)	$10,123	$2,148	$12,271
Total liabilities	24,565	23,465	41,844	(33,234)	56,640	9,398	66,038
December 31, 2012
Current liabilities	$15,127	$1,583	$754	$(5,743)	$11,721	$2,292	$14,013
Total liabilities	26,012	23,539	40,350	(32,208)	57,693	9,792	67,485

NOTE 15 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Dollars in thousands)	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$132	$162
Inventory	511	516
FHLB stock	2,051	2,051
Real estate owned, net	468	830
Other current assets	57	55

Total current assets of discontinued operations	3,219	3,614
Intangible assets, net	180	196
Goodwill	400	400
Other noncurrent assets	53	54

Assets of discontinued operations	$3,852	$4,264

Current liabilities:
Litigation reserve	$1,785	$1,775
Trade payables	296	361
Unclaimed property	65	153
Other current liabilities	2	3

Total current liabilities of discontinued operations	2,148	2,292
Repurchase reserve for loans sold	7,250	7,500

Liabilities of discontinued operations	$9,398	$9,792

Statements of Operations of Discontinued Operations

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Operating revenues and other income (expense)	$60	$177
Operating costs and reorganization items, net	666	2,059

Loss from discontinued operations before income taxes	(606)	(1,882)
Income tax expense (benefit)	(1)	3

Loss from discontinued operations, net of income taxes	$(605)	$(1,885)

Assets and liabilities of discontinued operations include:

Inventory

Inventory consists of a line of skin care products.

FHLB stock

FIL was previously a member of the FHLB of San Francisco. The Company can redeem the FHLB stock in July 2013, at par value.

Real estate owned, net

REO, net consists of single-family residential properties acquired through, or in lieu of, foreclosure of loans secured by the properties and is reported at the lower of cost or estimated net realizable value. At March 31, 2013 and December 31, 2012, REO was comprised of six and seven properties, respectively.

Other assets

Other assets include $51 thousand of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act, and $46 thousand of prepaid expenses at March 31, 2013. At December 31, 2012, other assets include $51 thousand of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act, and $38 thousand of prepaid expenses.

Repurchase reserve for loans sold

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims at March 31, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $59.2 million in claims, or 58.2% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $12.6 million in claims, or 12.4% of total claims outstanding;

•	for more than twenty-four months, but less than thirty-six months, in the case of $29.3 million in claims, or 28.9% of total claims outstanding; and

•	for more than twelve months, but less than twenty-four months, in the case of $0.5 million in claims, or 0.5% of total claims outstanding.

There were no repurchase claims received or settled during the three months ended March 31, 2013. The repurchase reserve liability was $7.3 million and $7.5 million at March 31, 2013 and December 31, 2012, respectively. Recoveries of provisions for repurchase reserves were $0.2 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is a defendant in or a party to a number of legal actions or proceedings that arise in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted against the Company. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter maybe, if any.

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

The legal proceedings summarized below include material matters that were resolved or concluded since December 31, 2012, as well as ongoing matters that may have an adverse effect on our business and future financial results.

Final Bankruptcy Decree. On April 15, 2013, the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) granted the Company’s motion for a final decree, and issued a final decree in the Company’s Chapter 11 bankruptcy proceedings (the “Bankruptcy Proceedings”). The California Federal Bankruptcy Court retained jurisdiction to preside over claims described below in the Colburn and Walker matters. Upon the California Federal Bankruptcy Court entering the final orders in each of the Colburn and Walker claims, the Bankruptcy Proceedings will be closed.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”). On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the Court of Appeal decision and judgment. On April 4, 2013, Mr. Faigin filed a motion for an order releasing funds deposited with the California Superior Court to enforce the judgment, which is scheduled for hearing on May 17, 2013. That same day, the Company filed a Motion to Stay Execution of Judgment while the Company’s claims against Mr. Faigin, discussed below, are litigated. The Company’s motion is also scheduled for hearing on May 17, 2013.

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

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group, filed a complaint in the California Superior Court against FIL and unnamed defendants for breach of contract related to a management continuity agreement (“MCA”) executed in August 2003, and extended in August 2007, and, separately, filed a proof of claim in the Bankruptcy Proceedings. In the California Superior Court action, Ms. Colburn contends she is owed $3.2 million, while in the Bankruptcy Proceedings, Ms. Colburn filed a $2.6 million proof of claim.

On August 9, 2011, the California Superior Court entered a judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs from both parties have been filed, however a hearing date has not yet been scheduled.

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Ms. Colburn’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A pretrial conference is scheduled for May 30, 2013.

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

On August 26, 2011, Mr. Walker dismissed his complaint, without prejudice, against the Company as successor in interest to Fremont, but not as a successor in interest to FIL. On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. On November 29, 2012, Mr. Walker moved for a new trial, based on the Court of Appeal’s ruling in the Faigin matter. On January 8, 2013, the California Superior Court granted Mr. Walker’s motion for a new trial. On February 5, 2013, the Company filed an appeal of the California Superior Court’s order granting Mr. Walker a new trial.

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Mr. Walker’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A pretrial conference is scheduled for May 30, 2013.

RMBS Defense, Indemnity and Contribution Matters. The Company has received demands for defense, indemnity and contribution from defendants in various residential mortgage-backed securities (“RMBS”) actions in which the Company is not a named defendant, but which relate to home mortgages originated by FIL. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company. There is no assurance that the Company will not be named as defendants in additional RMBS related litigation or receive additional demands for defense, indemnity and contribution.

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

Unpaid Claims. As of March 31, 2013, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the Colburn and Walker claims totaling $5.1 million, as described above.

NOTE 17 — SUBSEQUENT EVENTS

On April 11, 2013, the Company and Craig Noell executed a Separation and General Release Agreement (the “Release Agreement”) under which Mr. Noell resigned his position as the Company’s Chief Executive Officer effective April 9, 2013. Under the terms of the Release Agreement, Mr. Noell is entitled to receive severance payments for twenty-four months with no continuing obligations to the Company. Consequently, the Company has accrued a $650,000 expense in the second quarter of 2013.

On May 3, 2013, under the Incentive Plan and in connection with his assumption of the duties of the Chief Executive Officer, the Board granted G. Christopher Colville 250,000 shares of restricted common stock, which vests in equal installments on November 3, 2013 and May 3, 2014. The grant date fair value of the award was $138,750, based on the closing price of Signature’s common stock on the grant date.

On May 9, 2013, the Company completed the sale of all of its performing residential real estate loans receivable (less than ninety days past due) (the “Performing Loans”) with an aggregate net carrying value of $15.1 million, including accrued interest and servicing advances, for cash proceeds of $18.9 million (the “Performing Loan Sale”), resulting in a $3.8 million gain on sale in the second quarter. The remaining residential real estate loans have been reclassified from held for investment at March 31, 2013, to held for sale in the second quarter and management is currently in negotiations to sell these loans.

Had the Performing Loans been sold as of December 31, 2012, operating revenues of Signature Special Situations for the three months ended March 31, 2013 would have been reduced by $0.5 million related to interest income recognized on the loans sold. Operating costs for loan servicing-related expenses would have been reduced by $15 thousand in the three months ended March 31, 2013. Net loss and loss from continuing operations would have increased by $0.5 million, or $0.00 per share, for the three months ended March 31, 2013.

Had the Performing Loans been sold as of December 31, 2011, operating revenues of Signature Special Situations for the three months ended March 31, 2012 would have been reduced by $2.3 million related to interest income and change in market valuation allowance recognized on the loans sold. Operating costs for loan servicing-related expenses would have been reduced by $8 thousand in the three months ended March 31, 2012. Net loss and loss from continuing operations would have increased by $2.3 million, or $0.02 per share, for the three months ended March 31, 2012.

Had the Performing Loans been sold as of March 31, 2013, cash and cash equivalents would have increased by $18.9 million, from the net cash proceeds; loans receivable, net due within one year and loans receivable, net would have decreased by $0.5 million and $14.4 million, respectively, for the carrying value of the loans sold; other current assets would have decreased $0.2 million, for accrued interest and loan servicing advances on the loans sold; and equity would have increased by $3.8 million, for the gain on sale, to $59.4 million.

The pro forma adjustments described above are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations for future periods or the results that would have been achieved if the Performing Loan Sale had been consummated on the dates indicated. The unaudited pro forma financial information does not reflect any adjustments for nonrecurring items. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made. The unaudited pro forma financial information should be read in conjunction with this Report and the Company’s Annual Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains certain non-GAAP financial information. See “Reconciliation of Non-GAAP Financial Measures” below for important information regarding the non-GAAP financial information included in this Item 2, together with a reconciliation of such non-GAAP financial information presented to the most comparable GAAP information.

Certain statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Report”), including, without limitation, matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the unaudited consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and in our Annual Report on Form 10-K for the annual period ended December 31, 2012, as filed on April 1, 2013, and amended on April 30, 2013 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;

•	the impact of the pending proxy challenge by a dissident shareholder group and the related costs associated therewith;

•	our ability to achieve future profitability;

•	our ability to control operating costs and other expenses;

•	our ability to raise additional capital on acceptable terms and on a timely basis;

•	our ability to use federal and state net operating loss carryforwards (“NOLs”) and recognize future tax benefits;

•	general economic conditions may be worse than expected;

•	competition among other companies with whom we compete may increase significantly;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	the loss of key personnel or the ability to cost effectively attract, retain and motivate key personnel;

•	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;

•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC” or the “Commission”) and the Public Company Accounting Oversight Board;

•	changes in laws or government regulations or policies affecting our legacy business related to residential mortgage lending and servicing, which are now a part of our discontinued operations;

•	the impact of new litigation matters, or changes in litigation strategies brought against us in our business or Fremont’s prior businesses;

•	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and

•	other factors, risks and uncertainties described in the Annual Report under Part I, Item 1A “Risk Factors,” as may be supplemented in our other filings with the Commission from time to time.

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

OVERVIEW

Signature Group Holdings, Inc. is a diversified enterprise incorporated as Fremont General Corporation (“Fremont”) in 1972. On June 11, 2010 (the “Effective Date”), Fremont completed a plan of reorganization (the “Plan of Reorganization”) and emerged from Chapter 11 bankruptcy proceedings (the “Bankruptcy Proceedings”) with (i) the present name, (ii) a new board of directors (the “Board”) and management team, (iii) a substantial amount of NOLs, which, as of December 31, 2012, included federal and California NOLs of $886.9 million and $980.0 million, respectively, and (iv) publicly traded common stock. On April 15, 2013, the California Federal Bankruptcy Court issued a final decree in the Company’s Bankruptcy Proceedings. See “Bankruptcy Proceedings” in Part I, Item 3 of the Annual Report and “Legal Proceeding” in Part II, Item 1 of this Report for more information about the Bankruptcy Proceedings.

Since the Effective Date, management and the Board have worked to reposition the Company, divesting non-core legacy assets, undertaking and successfully completing a major project to get the Company’s financial statements audited for the years subsequent to 2006, remediating delinquent SEC filings, settling or resolving a substantial number of legacy legal actions, making select investments through Signature Special Situations and acquiring North American Breaker Co., LLC (“NABCO”) on July 29, 2011, our wholly owned specialty industrial supply company. We expect to continue to reposition the Company through additional acquisitions, as well as through organic growth of our existing operations.

The Company’s unaudited consolidated financial statements included in this Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations present the Company’s financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating subsidiaries and our growth strategies, as well as ongoing general corporate functions are included in continuing operations.

Continuing Operations. At March 31, 2013, Signature’s continuing operations had $117.8 million of assets, or 96.8% of our total assets, and $56.6 million of liabilities, or 85.8% of our total liabilities. Continuing operations includes two operating segments, Industrial Supply and Signature Special Situations, plus Corporate and Other, whose operating costs relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations. These operating costs are not allocated to any segments, as management excludes such costs when assessing segment performance.

Industrial Supply. Industrial Supply is based in Burbank, California and is one of the largest independent suppliers of circuit breakers in the country. We focus exclusively on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but we also supply residential circuit breakers. We operate from five warehouse locations across the United States, which enables us to improve customer delivery times, a key attribute of our service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Signature Special Situations. Signature Special Situations selectively acquires sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance (“UPB”). We may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. The Company may take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets. Based on our periodic analysis of individual investments and portfolios, we may also opportunistically exit investment positions when the benefits of holding the assets no longer outweigh the benefits of selling them. Signature Special Situations primarily holds investments in residential and commercial real estate loans, commercial loans and nonmarketable equity securities, and it has no material liabilities.

On May 9, 2013, the Company completed the sale of all of its performing residential real estate loans receivable (less than ninety days past due) (the “Performing Loans”) with an aggregate net carrying value of $15.1 million, including accrued interest and servicing advances, for cash proceeds of $18.9 million, resulting in a $3.8 million gain on sale in the second quarter. The remaining residential real estate loans have been reclassified from held for investment at March 31, 2013, to held for sale in the second quarter and management is currently in negotiations to sell these loans.

Discontinued Operations. At March 31, 2013, Signature’s discontinued operations had $3.9 million of assets, or 3.2% of our total assets, and $9.4 million of liabilities, or 14.2% of our total liabilities. Discontinued operations presents the financial condition and results of operations of the businesses and operations that are for sale or have been sold or discontinued by the Company, including certain of Fremont’s former operations. Additionally, management is evaluating alternatives for the disposal of the assets of Cosmed, Inc. (“Cosmed”), our majority owned subsidiary that owns the product formulations of an anti-aging line of skin care products. As a result, Cosmed’s assets, liabilities and results of operations have been reclassified in discontinued operations for all periods presented. No assurances can be made that an acceptable transaction for the Cosmed assets will close in a timely manner, or at all. Assets in discontinued operations include an investment in FHLB stock; REO; inventory; and intangibles assets. Liabilities in discontinued operations include trade payables and a repurchase reserve for loans sold. Under our business strategy, we seek to maximize the value of the discontinued operations assets and expect to redeploy the proceeds in our continuing operations and manage exposures to outstanding contingencies.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and are fundamental to understanding our unaudited consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and operating revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

Q1-2013 Highlights

•

Net earnings for the Industrial Supply segment increased 17.8% on a 6.8% year-over-year increase in net sales. Inventory grew 6.7% during the quarter, in advance of the opening of a new warehouse facility in Washington (state), as well as in preparation for the seasonally stronger second quarter when demand for replacement circuit breakers begins to increase.

•	Signature Special Situations recorded a $0.3 million gain from the sale of its remaining corporate bond position during the quarter.

•

Selling, general and administrative expenses, within Corporate and Other, decreased $1.4 million from the first quarter of 2012, primarily from cost reduction programs instituted in 2012, reduced litigation, and the absence of $0.2 million in proxy costs recorded in the prior year quarter.

The following table presents selected components of the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Operating revenues	$9,576	$12,076
Operating costs	10,224	11,244

Operating profit (loss)	(648)	832
Other income (expense)	(1,437)	(52)

Earnings (loss) from continuing operations before reorganization items and income taxes	(2,085)	780
Reorganization items, net	—	95

Earnings (loss) from continuing operations before income taxes	(2,085)	685
Income tax expense	78	46

Earnings (loss) from continuing operations	(2,163)	639
Loss from discontinued operations, net of income taxes	(605)	(1,885)

Net loss	(2,768)	(1,246)
Loss attributable to noncontrolling interest	—	—

Net loss attributable to Signature Group Holdings, Inc.	$(2,768)	$(1,246)

Consolidated Results of Operations

As discussed in more detail below in “Operating Segments Results of Operations,” net loss for the three months ended March 31, 2013 increased $1.6 million to $2.8 million, from a $1.2 million net loss for the three months ended March 31, 2012. The loss from continuing operations was $2.2 million in the three months ended March 31, 2013, as compared to earnings of $0.6 million in the three months ended March 31, 2012. Operating revenues in continuing operations fell $2.5 million to $9.6 million in the three months ended March 31, 2013, as compared to $12.1 million in the three months ended March 31, 2012. Operating costs in continuing operations decreased $1.0 million to $10.2 million in the three months ended March 31, 2013, as compared to $11.2 million in the three months ended March 31, 2012. Loss from discontinued operations decreased $1.3 million to $0.6 million in the three months ended March 31, 2103, as compared to $1.9 million in the three months ended March 31, 2012.

The following tables present our segment results of operations for the three months ended March 31, 2013 and 2012.

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2013
Operating revenues:
Net sales	$8,372	$—	$—	$—	$8,372	$18	$8,390
Interest	—	912	241	(341)	812	12	824
Gain on investment securities, available for sale	—	312	—	—	312	—	312
Discount recognized on payoff of loans receivable, net	—	80	—	—	80	—	80
Loss on real estate owned	—	—	—	—	—	(284)	(284)

Total operating revenues	8,372	1,304	241	(341)	9,576	(254)	9,322

Operating costs:
Cost of goods sold	5,272	—	—	—	5,272	21	5,293
Selling, general and administrative	1,168	39	2,357	—	3,564	610	4,174
Interest expense	253	241	838	(341)	991	—	991
Amortization of intangibles	397	—	—	—	397	16	413

Total operating costs	7,090	280	3,195	(341)	10,224	647	10,871

Operating profit (loss)	1,282	1,024	(2,954)	—	(648)	(901)	(1,549)

Other income (expense):
Change in fair value of common stock warrant liability	—	—	(1,450)	—	(1,450)	—	(1,450)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other	—	—	13	—	13	64	77

Total other income (expense)	—	—	(1,437)	—	(1,437)	314	(1,123)

Earnings (loss) before reorganization items, net and income taxes	1,282	1,024	(4,391)	—	(2,085)	(587)	(2,672)
Reorganization items, net	—	—	—	—	—	19	19

Earnings (loss) before income taxes	1,282	1,024	(4,391)	—	(2,085)	(606)	(2,691)
Income tax expense (benefit)	509	463	(894)	—	78	(1)	77

Net earnings (loss)	773	561	(3,497)	—	(2,163)	(605)	(2,768)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$773	$561	$(3,497)	$—	$(2,163)	$(605)	$(2,768)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2012
Operating revenues:
Net sales	$7,843	$—	$—	$—	$7,843	$198	$8,041
Interest	—	1,558	145	(246)	1,457	147	1,604
Change in market valuation of loans held for sale, net	—	2,776	—	—	2,776	—	2,776
Gain on loans held for sale	—	—	—	—	—	94	94
Loss on real estate owned	—	—	—	—	—	(364)	(364)
Other operating revenues, net	—	—	—	—	—	(115)	(115)

Total operating revenues	7,843	4,334	145	(246)	12,076	(40)	12,036

Operating costs:
Cost of goods sold	4,817	—	—	—	4,817	129	4,946
Selling, general and administrative	954	33	3,758		4,745	1,881	6,626
Interest expense	319	145	878	(246)	1,096	18	1,114
Amortization of intangibles	586	—	—	—	586	18	604

Total operating costs	6,676	178	4,636	(246)	11,244	2,046	13,290

Operating profit (loss)	1,167	4,156	(4,491)	—	832	(2,086)	(1,254)

Other income (expense):
Change in fair value of common stock warrant liability	—	—	3	—	3	—	3
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Change in fair value of contingent consideration	(74)	—	—	—	(74)	—	(74)
Other	1	—	18	—	19	(33)	(14)

Total other income (expense)	(73)	—	21	—	(52)	217	165

Earnings (loss) before reorganization items, net and income taxes	1,094	4,156	(4,470)	—	780	(1,869)	(1,089)
Reorganization items, net	—	—	95	—	95	13	108

Earnings (loss) before income taxes	1,094	4,156	(4,565)	—	685	(1,882)	(1,197)
Income tax expense (benefit)	438	19	(411)	—	46	3	49

Net earnings (loss)	656	4,137	(4,154)	—	639	(1,885)	(1,246)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$656	$4,137	$(4,154)	$—	$639	$(1,885)	$(1,246)

Segment Results of Operations

Industrial Supply

General

As discussed in more detail below, for the three months ended March 31, 2013, Industrial Supply generated net earnings of $0.8 million on $8.4 million in net sales and a profit margin of 9.2%, as compared to net earnings of $0.7 million on $7.8 million in net sales and a profit margin of 8.4% for the three months ended March 31, 2012. Adjusted EBITDA was $2.0 million for the three months ended March 31, 2013, as compared to $2.1 million for the three months ended March 31, 2012.

Operating revenues

Operating revenues from Industrial Supply were $8.4 million for the three months ended March 31, 2013, as compared to $7.8 million for the three months ended March 31, 2012, and are comprised entirely of net sales. The 6.8% increase in net sales is primarily attributable to our initiatives to increase the size of the sales force and expand our preferred customer program.

Operating costs

Operating costs at Industrial Supply were $7.1 million for the three months ended March 31, 2013, as compared to $6.7 million for the three months ended March 31, 2012. The $0.4 million increase in operating costs is primarily related to a $0.5 million increase in cost of goods sold, associated with increased sales, and a $0.2 million increase in selling, general and administrative expenses, partially offset by a $0.1 million decrease in interest expense and a $0.2 million decrease in amortization of intangibles. The increase in selling, general and administrative expenses is primarily related to an increase in compensation and related benefits resulting from additional sales personnel and employee bonus allocations.

Gross margin fell to 37.0% for the three months ended March 31, 2013, as compared to 38.6% for the three months ended March 31, 2012. The decrease in gross margin is primarily attributable to higher sales of residential circuit breakers during the quarter, which typically have lower profit margins.

Signature Special Situations

General

As discussed in more detail below, net earnings from Signature Special Situations was $0.6 million for the three months ended March 31, 2013, on $1.3 million of operating revenues, as compared to $4.1 million of net earnings for the three months ended March 31, 2012, on $4.3 million of operating revenues.

Operating revenues

Operating revenues from Signature Special Situations decreased $3.0 million to $1.3 million for the three months ended March 31, 2013, as compared to $4.3 million for the three months ended March 31, 2012. The decrease is primarily related to a $2.8 million decrease in change in market valuation allowance on loans held for sale and a $0.7 million decrease in interest income, partially offset by a $0.3 million increase in gain on sale of investment securities and a $0.1 million increase on discount recognized on payoff of loans receivable, net.

Change in market valuation allowance on loans held for sale, net

Prior to the reclassification of the performing residential real estate loan portfolio to continuing operations in April 2012, the loans were classified as held for sale and were carried at the lower of cost or fair value, with changes in fair value recognized in current period results of operations. The change in market valuation allowance on loans held for sale, net was $2.8 million in the three months ended March 31, 2012. Classified as loans held for investment, changes in market value are not recognized in current period earnings.

Interest income

Interest income decreased $0.7 million to $0.9 million during the three months ended March 31, 2013, as compared to $1.6 million for the three months ended March 31, 2012. The decrease in interest income is primarily related to a $2.7 million decrease in average interest-earning assets, to $35.5 million during the three months ended March 31, 2013, as compared to $38.2 million during the three months ended March 31, 2012. Further contributing to the decrease in interest income was a reduction in the effective yield, from 16.9% in the three months ended 2012 to 11.0% in the three months ended 2013. The decrease in the effective yield in the three months ended 2013 was primarily related to a $1.9 million increase in the average carrying value of the residential real estate loans, due to a market valuation adjustment that increased the carrying value by $2.8 million at March 31, 2012, which reduced the effective yield on the residential real estate loans from 14.7% in the three months ended 2012, to 11.4% in the three months ended 2013.

In May 2013, we sold the Performing Loans in the residential real estate loan portfolio and expect to sell the nonperforming loans later in the second quarter of 2013. See Note 17 — Subsequent Events in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the impact on interest income.

Discount recognized on payoff of loans receivable, net

During the three months ended March 31, 2013, we recognized $0.1 million of discount on payoff of loans receivable carried at a discount, as compared to zero in the three months ended March 31, 2012. When a loan receivable that is held for investment and carried at a discount to unpaid principal balance pays off, the unamortized discount is recognized in earnings as discount recognized on payoff of loans receivable, net.

Operating costs

Operating costs increased $0.1 million to $0.3 million for the three months ended March 31, 2013, as compared to a $0.2 million for the three months ended March 31, 2012, primarily related to an increase in intercompany interest expense.

Corporate and Other

General

Amounts reflected in Corporate and Other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

The net loss reported in Corporate and Other decreased by $0.7 million to $3.5 million for the three months ended March 31, 2013, as compared to $4.2 million for the three months ended March 31, 2012.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $1.4 million to a net expense of $1.2 million for the three months ended March 31, 2013, as compared to net revenues of $0.2 million for the three months ended March 31, 2012. The decrease is primarily related to the change in fair value of the common stock warrant liability, which increased during the three months ended March 31, 2013, based largely upon the increase in our stock price from December 31, 2012. The increased liability represented a $1.5 million expense for the three months ended March 31, 2013, as compared to zero in the three months ended March 31, 2012.

Operating costs

Total operating costs from Corporate and Other decreased $1.4 million to $3.2 million for the three months ended March 31, 2013, as compared to $4.6 million for the three months ended March 31, 2012. The decrease is the result of a $1.4 million decrease in selling, general and administrative expenses, which is primarily related to a $0.3 million decrease in compensation-related expenses and a $1.1 million decrease in legal and other professional fee expenses. The decrease in legal and other professional fees expenses is primarily related to reduced litigation and the absence of prior year proxy costs.

As a result of the pending proxy challenge by a dissident shareholder group, management anticipates increased operating costs in the next two quarters.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations of the former businesses of the Company, including certain of Fremont’s former operations and Cosmed. Loss from discontinued operations, net of income taxes decreased $1.3 million to $0.6 million for the three months ended March 31, 2013, as compared to $1.9 million for the three months ended March 31, 2012.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations fell $0.1 million to $0.1 million of net operating revenues in the three months ended March 31, 2013, as compared to net operating revenues of $0.2 million for the three months ended March 31, 2012.

Operating costs

Operating costs from discontinued operations decreased $1.4 million to $0.6 million for the three months ended March 31, 2013, as compared to $2.0 million for the three months ended March 31, 2012. The $1.4 million decrease in operating costs is primarily related to a $1.3 million decrease in selling, general and administrative expenses, and a $0.1 million decrease in costs of goods sold. The $1.3 million decrease in selling, general and administrative expense is primarily related to a $1.1 million decrease in legal and professional fees and a $0.2 million decrease in loan servicing-related expenses. The decreases are attributable to the resolution of outstanding legal matters and the prior sale of our nonperforming loan portfolio held for sale.

FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,599	$53,699
Investment securities, available for sale	—	3,060
Trade accounts receivable, net	3,525	3,607
Inventory	10,936	10,247
Loans receivable, net due within one year	2,529	620
Other current assets	994	1,266
Current assets of discontinued operations	3,219	3,614

Total current assets	72,802	76,113
Loans receivable, net	23,426	23,752
Intangible assets, net	3,924	4,329
Goodwill	17,780	17,780
Other noncurrent assets	3,059	3,087
Noncurrent assets of discontinued operations	633	650

TOTAL ASSETS	$121,624	$125,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,386	$2,222
Lines of credit	4,500	1,000
Contingent consideration due within one year	—	4,000
Long-term debt due within one year	3,511	3,490
Other current liabilities	726	1,009
Current liabilities of discontinued operations	2,148	2,292

Total current liabilities	12,271	14,013
Long-term debt	42,663	43,562
Common stock warrant liability	3,800	2,350
Other noncurrent liabilities	54	60
Noncurrent liabilities of discontinued operations	7,250	7,500

TOTAL LIABILITIES	66,038	67,485

TOTAL SHAREHOLDERS’ EQUITY	55,586	58,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$121,624	$125,711

General

Total assets decreased by $4.1 million, or 3.3%, to $121.6 million at March 31, 2013, from $125.7 million at December 31, 2012. The decrease in total assets is primarily the result of a $2.1 million decrease in cash and cash equivalents, a $3.1 million decrease in investment securities, available for sale and a $0.4 million decrease in intangible assets, net, partially offset by a $1.6 million increase in loans receivable, net and a $0.7 million increase in inventory. Total liabilities decreased by $1.5 million, or 2.1%, to $66.0 million at March 31, 2013, from $67.5 million at December 31, 2012. The decrease in total liabilities is primarily the result of a $4.0 million decrease in contingent consideration payable, which was paid to the former shareholders of NABCO in March 2013, an aggregate $1.1 million decrease in trade payables and other current liabilities, partially offset by a $3.5 million increase in lines of credit and a $1.5 million increase in the common stock warrant liability.

Total shareholders’ equity decreased to $55.6 million at March 31, 2013, from $58.2 million at December 31, 2012. The $2.6 million decrease in shareholders’ equity is primarily related to the $2.8 million net loss for the three months ended March 31, 2013, which is discussed in more detail above under “Results of Operations,” and a $0.2 million decrease in accumulated other comprehensive income as a result of a realized gain on investment securities, available for sale, partially offset by $0.4 million of amortization of share-based compensation.

The following tables present the assets and liabilities of our operating segments as of March 31, 2013 and December 31, 2012. Assets and liabilities not allocated to operating segments are included in Corporate and Other.

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
March 31, 2013
Current assets:
Cash and cash equivalents	$420	$9,324	$41,855	$—	$51,599	$132
Trade accounts receivable, net	3,485	—	40	—	3,525	—
Inventory	10,936	—	—	—	10,936	511
Loans receivable, net due within one year	—	2,529	—	—	2,529	—
Real estate owned, net	—	—	—	—	—	468
FHLB stock	—	—	—	—	—	2,051
Other current assets	173	474	6,435	(6,088)	994	57

Total current assets	15,014	12,327	48,330	(6,088)	69,583	3,219
Loans receivable, net	—	23,426	—	—	23,426	—
Intangible assets, net	3,924	—	—	—	3,924	180
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	—	4,609	22,537	(27,146)	—	—
Other noncurrent assets	276	2,740	43	—	3,059	53

TOTAL ASSETS	$36,994	$43,102	$70,910	$(33,234)	$117,772	$3,852

Current liabilities:
Trade payables	$1,031	$—	$355	$—	$1,386	$296
Lines of credit	4,500	—	—	—	4,500	—
Long-term debt due within one year	3,511	—	—	—	3,511	—
Litigation reserve	—	—	—	—	—	1,785
Other current liabilities	4,944	1,427	443	(6,088)	726	67

Total current liabilities	13,986	1,427	798	(6,088)	10,123	2,148
Long-term debt	5,417	—	37,246	—	42,663	—
Common stock warrant liability	—	—	3,800	—	3,800	—
Repurchase reserve	—	—	—	—	—	7,250
Intercompany payable	5,112	22,034	—	(27,146)	—	—
Other noncurrent liabilities	50	4	—	—	54	—

TOTAL LIABILITIES	$24,565	$23,465	$41,844	$(33,234)	$56,640	$9,398

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2012
Current assets:
Cash and cash equivalents	$1,147	$7,983	$44,569	$—	$53,699	$162
Investment securities, available for sale	—	3,060	—	—	3,060	—
Trade accounts receivable, net	3,607	—	—	—	3,607	—
Inventory	10,247	—	—	—	10,247	516
Loans receivable, net due within one year	—	620	—	—	620	—
Real estate owned, net	—	—	—	—	—	830
FHLB stock	—	—	—	—	—	2,051
Other current assets	252	566	6,191	(5,743)	1,266	55

Total current assets	15,253	12,229	50,760	(5,743)	72,499	3,614
Loans receivable, net	—	23,752	—	—	23,752	—
Intangible assets, net	4,329	—	—	—	4,329	196
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	4	4,509	21,952	(26,465)	—	—
Other noncurrent assets	301	2,740	46	—	3,087	54

TOTAL ASSETS	$37,667	$43,230	$72,758	$(32,208)	$121,447	$4,264

Current liabilities:
Trade payables	$1,724	$—	$498	$—	$2,222	$361
Lines of credit	1,000	—	—	—	1,000	—
Long-term debt due within one year	3,490	—	—	—	3,490	—
Contingent consideration	4,000	—	—	—	4,000	—
Litigation reserve	—	—	—	—	—	1,775
Other current liabilities	4,913	1,583	256	(5,743)	1,009	156

Total current liabilities	15,127	1,583	754	(5,743)	11,721	2,292
Long-term debt	6,316	—	37,246	—	43,562	—
Common stock warrant liability	—	—	2,350	—	2,350	—
Repurchase reserve	—	—	—	—	—	7,500
Intercompany payable	4,509	21,956	—	(26,465)	—	—
Other noncurrent liabilities	60	—	—	—	60	—

TOTAL LIABILITIES	$26,012	$23,539	$40,350	$(32,208)	$57,693	$9,792

Continuing Operations

Cash and cash equivalents

On a consolidated basis, cash and cash equivalents decreased $2.1 million to $51.6 million at March 31, 2013, from $53.7 million at December 31, 2012. Cash and cash equivalents at Industrial Supply, Signature Special Situations and Corporate and Other totaled $0.4 million, $9.3 million and $41.9 million at March 31, 2013, respectively.

In the three months ended March 31, 2013, cash and cash equivalents:

•	decreased $0.7 million at Industrial Supply, primarily as a result of the payment of the contingent consideration due to NABCO’s former shareholders.

•

increased $1.3 million at Signature Special Situations, primarily as a result of the sale of a corporate bond, with proceeds of $3.2 million, partially offset by $2.0 million of net advances made under a commercial line of credit classified in loans receivable, net.

•	decreased $2.7 million at Corporate and Other, primarily as a result of interest expense and other operating costs, which are discussed in more detail above under “Results of Operations.”

Investment securities, available for sale

During the three months ended March 31, 2013, Signature Special Situations opportunistically sold its remaining corporate bond position for $3.2 million, realizing a $0.3 million gain.

Trade accounts receivable, net

Trade accounts receivable, net decreased $0.1 million to $3.5 million at March 31, 2013, from $3.6 million at December 31, 2012, primarily as a result of improved collections.

Inventory

Inventory increased $0.7 million to $10.9 million at March 31, 2013, from $10.2 million at December 31, 2012, primarily from opportunistic inventory purchases to support Industrial Supply’s sales growth, and the accumulation of additional inventory in anticipation of opening a new warehouse distribution location. Inventory availability is an important competitive advantage for Industrial Supply, and management believes that an increase in, and maintenance of, a broad base of inventory is important to support and sustain continued growth.

Loans receivable, net

Loans receivable, net increased $1.6 million to $26.0 million at March 31, 2013, from $24.4 million at December 31, 2012. The increase is primarily from $2.0 million of net advances made under our commercial line of credit facility, offset by $0.3 million of principal collections on residential and commercial real estate loans, including the payoff of one residential real estate loans that resulted in the recognition of $0.1 million of discount on payoff.

In May 2013, we sold the Performing Loans in the residential real estate loan portfolio and expect to sell the nonperforming loans later in the second quarter of 2013. See Note 17 — Subsequent Events in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the impact on loans receivable, net.

Goodwill and intangible assets

Intangible assets, comprised of customer relationships and trade names, decreased $0.4 million to $3.9 million at March 31, 2013, from $4.3 million at December 31, 2012, as a result of scheduled amortization. There has been no impairment of goodwill or intangible assets as of March 31, 2013.

Trade payables

Trade payables decreased $0.8 million to $1.4 million at March 31, 2013, from $2.2 million at December 31, 2012, primarily from a $0.4 million decrease in amounts due for inventory purchases and a $0.3 million decrease in accrued rebates at Industrial Supply.

Lines of credit

Lines of credit increased $3.5 million to $4.5 million at March 31, 2013, from $1.0 million at December 31, 2012, primarily to fund the contingent consideration paid to the former shareholders of NABCO.

Long-term debt

Long-term debt decreased $0.9 million to $46.2 million at March 31, 2013, from $47.1 million at December 31, 2012, primarily from scheduled and accelerated principal amortization payments on the term loan and seller notes.

Common stock warrant liability

Common stock warrant liability increased $1.5 million to $3.8 million at March 31, 2013, from $2.3 million at December 31, 2012. The $1.5 million change in fair value of the common stock warrant liability during the three months ended March 31, 2013 is primarily attributable to an increase in the underlying market price of the our common stock and a reduction in the remaining contractual term of the Warrants. The weighted average exercise price of the Warrants is $0.68 per share at March 31, 2013, which reflects a reduction to the original exercise price as a result of dilutive issuances of our common stock subsequent to the issuance of the Warrants. See Note 9 — Common Stock Warrant Liability in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $3.9 million at March 31, 2013, from $4.3 million at December 31, 2012. Liabilities of discontinued operations decreased to $9.4 million at March 31, 2013, from $9.8 million at December 31, 2012.

FHLB stock

FIL was previously a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. The Company can redeem its FHLB stock, at par value, five years following the surrender of FIL’s bank charter, which was surrendered in July 2008. We carry the FHLB stock at $2.1 million, which is its par value and estimated fair value.

Real estate owned, net

REO includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at fair value, net of estimated selling or disposal costs (“net realizable value”) at the acquisition date. REO is carried at $0.5 million, net of a $0.5 million valuation allowance, at March 31, 2013, as compared to $0.8 million, net of a valuation allowance of $0.2 million, at December 31, 2012. The $0.3 million decrease is primarily related to the sale of one REO property totaling $0.1 million and additional valuation adjustments of $0.2 million during the three months ended March 31, 2013. REO decreased to six properties at March 31, 2013, as compared to seven properties at December 31, 2012.

Inventory

Inventory consists of a line of skin care products from our discontinued Cosmed operation. Inventory was carried at $0.5 million at both March 31, 2013 and December 31, 2012.

Litigation reserve

The litigation reserve relates primarily to a judgment from a legal action brought against the Company by a former Fremont employee. We have accrued the full amount of the judgment and accrued interest thereon, which aggregated $1.8 million as of March 31, 2013. See the “Faigin Matter” in Note 16 — Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Report for additional information about the litigation reserve.

Repurchase reserve

The Company’s repurchase reserve liability decreased $0.2 million to $7.3 million at March 31, 2013, from $7.5 million at December 31, 2012. We received no new claims during the three months ended March 31, 2013, and our existing claims continued to further age as described below. Accordingly, our estimated exposure dropped during the quarter and our liability reduced correspondingly. While management believes the $7.3 million repurchase reserve liability was sufficient as of March 31, 2013, the reserve is subjective and is based on management’s current expectations based on facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of its repurchase reserve liability. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

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

There were no settlements or new repurchase claims received during the three months ended March 31, 2013. Total outstanding repurchase claims at March 31, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $59.2 million in claims, or 58.2% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $12.6 million in claims, or 12.4% of total claims outstanding;

•	for more than twenty-four months, but less than thirty-six months, in the case of $29.3 million in claims, or 28.8% of total claims outstanding; and

•	for more than twelve months, but less than twenty-four months, in the case of $0.5 million in claims, or 0.5% of total claims outstanding.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP. EBITDA and Adjusted EBITDA are presented and discussed because management believes they enhance the understanding of the financial performance of the Company’s continuing operations by investors and lenders. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as an indicator of operating performance. EBITDA and Adjusted EBITDA are primarily performance measurements used by our senior management and the Company’s Board to evaluate certain operating results.

We calculate EBITDA and Adjusted EBITDA as earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of net earnings (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations. Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following tables present our reconciliation of net earnings (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net earnings (loss) from continuing operations	$(2,163)	$639
Plus:
Interest	991	1,095
Taxes	78	46
Depreciation	19	18
Amortization of intangibles	397	586

EBITDA from continuing operations	(678)	2,384

Adjustments:
Change in fair value of common stock warrant liability	1,450	(3)
Change in fair value of contingent consideration	—	74
Change in market valuation allowance on loans held for sale	—	(2,776)
Share-based compensation	372	351
Accretion of discounts	(112)	(239)
Amortization of other capitalized costs	18	13
Incremental proxy contest legal and professional fees	—	206

Total adjustments	1,728	(2,374)

Adjusted EBITDA from continuing operations	$1,050	$10

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

For the three months ended March 31, 2013, consolidated cash flows used by operating activities totaled $2.6 million, which reflects the results of operations of our wholly owned and majority owned businesses. We reported a $2.8 million consolidated net loss in the three months ended March 31, 2013, which included the following significant noncash charges: (i) $0.4 million of depreciation and amortization, (ii) $0.4 million of share-based compensation, and (iii) $1.5 million of change in fair value of common stock warrant liability. Cash used in the operating activities of continuing operations totaled $1.9 million in the three months ended March 31, 2013, while cash used in operating activities of discontinued operations total $0.7 million. Cash flows provided by operating activities in the three months ended March 31, 2012 totaled $4.8 million, including $3.1 million used in continuing operations and $7.9 million provided by discontinued operations.

Cash flows used in investing activities totaled $2.2 million for the three months ended March 31, 2013, including $2.3 million used in continuing operations and $0.1 million provided by discontinued operations. Cash flows from investing activities primarily reflect the sale of our investment securities, available for sale, payment of contingent consideration and collections of our loans receivable in continuing operations and the sale of REO within discontinued operations. Cash flows used in investing activities in the three months ended March 31, 2012 totaled $2.3 million, including $3.5 million used in continuing operations, primarily from the $2.6 million purchase of investment securities and $2.2 million in net advances on revolving credit lines receivable, partially offset by principal collections on loans receivable, net, and $1.2 million provided by discontinued operations, primarily from the sale of loans held for sale and REO.

Cash flows provided by financing activities totaled $2.6 million for the three months ended March 31, 2013, principally reflecting a $3.5 million draw on our line of credit to fund the contingent consideration payable to the former shareholders of NABCO, partially offset by the scheduled repayment of long-term debt. Cash flows used in financing activities in the three months ended March 31, 2012 totaled $2.3 million, from repayments under our line of credit facility and long-term debt.

At March 31, 2013, we had $51.6 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months; however, to support our acquisition strategy, we sold our Performing Loans for net proceeds of $18.9 million in May 2013, and expect to sell our nonperforming residential real estate loans and four REO properties for more than $8.0 million in the second quarter of 2013. We may also elect to raise additional equity to further support our acquisition strategy.

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

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. Fremont sold its portfolio of mortgage servicing rights in June 2008. Our residual interests are carried at zero in the consolidated balance sheets.

CONTRACTUAL OBLIGATIONS

The Company’s $37.2 million in Notes Payable bear interest at 9.00% per annum, payable quarterly and mature December 31, 2016.

The Company’s $6.6 million term loan bears a variable interest rate based upon the lender’s rate plus 1.00% per annum, or 5.00% as of March 31, 2013, payable monthly and matures in September 2016. During the three months ended March 31, 2013, $0.3 million of scheduled principal repayments were made.

The Company’s $2.3 million seller notes bear interest at 6.00% per annum, payable monthly, and mature in January 2016, pursuant to the NABCO acquisition. In addition to scheduled amortization of $0.2 million per quarter, accelerated principal payments are due if Industrial Supply achieves certain EBITDA thresholds. Based on Industrial Supply’s EBITDA for the year ended December 31, 2012, $1.7 million of accelerated principal payments are payable in 2013. During the three months ended March 31, 2013, $0.7 million of scheduled and accelerated principal payments were made.

See Note 8 — Debt in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information related to the Notes Payable, term loan and seller notes.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 15 — Discontinued Operations in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. During the quarter, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company that are pending or were resolved or concluded during the period covered by this Report. See Note 16—Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference.

Item 1A.	Risk Factors

The Annual Report includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock.

The risks presented below update the risks identified in our Annual Report.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team, particularly G. Christopher Colville and Kyle Ross, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of either of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

The proxy contest recently initiated by a dissident shareholder group may be costly and disruptive to our business, and threatens to adversely affect our business and operations. In connection with our 2013 Annual Meeting of Stockholders, we were recently engaged in a contested election by an activist shareholder group seeking to replace our Board. Proxy contests are often costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may make it more difficult for us to complete acquisitions and successfully execute our strategic plan. Such perceived uncertainties or changes may also be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. Any of the foregoing may have a material adverse impact on our business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s equity securities made during the three months ended March 31, 2013, to satisfy payroll tax withholding obligations on behalf of employees upon the vesting of their restricted stock awards, in accordance with the terms of their awards:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	98,969	$0.41	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	—	—	—	—

Total	98,969	$0.41	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Mortgage Loan Purchase and Sale Agreement, dated May 9, 2013, by and between Signature Group Holdings, Inc. and Five Mile Capital Residential Mortgage Fund I LP	8-K	001-08007	2.1	May 10, 2013
10.1	Separation Agreement and General Release dated April 11, 2013 by and between Craig F. Noell and the Company	8-K	001-08007	10.1	April 17, 2013
10.2	Letter Agreement by and between the Company and G. Christopher Colville dated May 3, 2013					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document(1)					X
101.SCH	XBRL Taxonomy Extension Schema Document(1)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X

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

SIGNATURE GROUP HOLDINGS, INC.

Dated: May 15, 2013	/s/ G. Christopher Colville
G. Christopher Colville
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 15, 2013	/s/ Kyle Ross
Kyle Ross
Executive Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Accounting and Financial Officer)