Form 10-Q
period 2013-06-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2013-08-12
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

As of August 9, 2013, there were 122,039,784 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Signature Group Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,190	$53,699
Investment securities, available for sale	—	3,060
Trade accounts receivable, net	4,904	3,607
Inventory	11,197	10,247
Loans receivable, net due within one year	1,733	620
Other current assets	445	1,266
Current assets of discontinued operations	2,750	3,614

Total current assets	97,219	76,113
Loans receivable, net	2,002	23,752
Intangible assets, net	3,519	4,329
Goodwill	17,780	17,780
Other noncurrent assets	3,234	3,087
Noncurrent assets of discontinued operations	617	650

TOTAL ASSETS	$124,371	$125,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,419	$2,222
Lines of credit	4,250	1,000
Contingent consideration	—	4,000
Long-term debt due within one year	2,950	3,490
Other current liabilities	1,213	1,009
Current liabilities of discontinued operations	2,096	2,292

Total current liabilities	12,928	14,013
Long-term debt	42,346	43,562
Common stock warrant liability	7,500	2,350
Other noncurrent liabilities	299	60
Noncurrent liabilities of discontinued operations	7,000	7,500

TOTAL LIABILITIES	70,073	67,485

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 665,000,000 shares authorized; 121,926,840 and 120,727,434 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,186	1,171
Additional paid-in capital	449,585	448,614
Accumulated deficit	(396,473)	(391,783)
Accumulated other comprehensive income	—	224

Total shareholders’ equity - Signature Group Holdings, Inc.	54,298	58,226
Noncontrolling interest	—	—

TOTAL SHAREHOLDERS’ EQUITY	54,298	58,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,371	$125,711

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues:
Industrial Supply	$9,452	$9,062	$17,823	$16,905
Signature Special Situations	5,414	278	6,617	4,510
Corporate and Other	—	—	—	—

Total operating revenues	14,866	9,340	24,440	21,415

Operating costs:
Cost of goods sold	5,916	5,637	11,188	10,454
Selling, general and administrative	5,781	4,916	9,345	9,756
Interest expense	1,016	1,059	2,007	2,154
Amortization of intangibles	397	586	794	1,173

Total operating costs	13,110	12,198	23,334	23,537

Operating profit (loss)	1,756	(2,858)	1,106	(2,122)

Other income (expense):
Change in fair value of common stock warrant liability	(3,700)	(600)	(5,150)	(597)
Gain on extinguishment of long-term debt	—	396	—	396
Other, net	86	(57)	102	(112)

Total other income (expense)	(3,614)	(261)	(5,048)	(313)

Loss from continuing operations before income taxes	(1,858)	(3,119)	(3,942)	(2,435)
Income tax expense	15	36	93	81

Loss from continuing operations	(1,873)	(3,155)	(4,035)	(2,516)
Loss from discontinued operations, net of income taxes	(51)	(735)	(655)	(2,620)

Net loss	(1,924)	(3,890)	(4,690)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Signature Group Holdings, Inc.	$(1,924)	$(3,890)	$(4,690)	$(5,136)

LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.02)
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.01)	(0.02)

Net loss attributable to Signature Group Holdings, Inc.	$(0.02)	$(0.04)	$(0.04)	$(0.04)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net loss attributable to Signature Group Holdings, Inc.	$(1,924)	$(3,890)	$(4,690)	$(5,136)
Other comprehensive income (loss):
Net change in unrealized gains during period:
Investment securities, available for sale	—	(970)	156	(609)
Reclassification of realized amounts included in net loss	—	620	(380)	620

Other comprehensive income (loss)	—	(350)	(224)	11

Total comprehensive loss	$(1,924)	$(4,240)	$(4,914)	$(5,125)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount
Balance, December 31, 2012	—	$—	120,727,434	$1,171	$448,614	$(391,783)	$224	$—	$58,226
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(4,690)	—	—	(4,690)
Common stock acquired	—	—	(98,969)	—	—	—	—	(41)	(41)
Issuance of restricted stock, net of forfeitures	—	—	1,231,708	—	(41)	—	—	41	—
Restricted stock vested	—	—	—	14	(14)	—	—	—	—
Amortization of share-based compensation	—	—	—	—	946	—	—	—	946
Common stock options exercised	—	—	66,667	1	20	—	—	—	21
Common stock warrant consideration	—	—	—	—	60	—	—	—	60
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	—	(224)	—	(224)

Balance, June 30, 2013	—	$—	121,926,840	$1,186	$449,585	$(396,473)	$—	$—	$54,298

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(4,690)	$(5,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	655	2,620
Depreciation and amortization	885	1,258
Discount recognized on payoff of loans receivable, net	(80)	(230)
Change in market valuation allowance on loans held for sale, net	—	(2,776)
Change in fair value of common stock warrant liability	5,150	597
Loss (gain) on investment securities, available for sale	(380)	620
Amortization of share-based compensation	946	747
Principal collections on loans held for sale, net	49	92
Proceeds from sale of loans held for sale, net	27,073	—
Gain on loans held for sale, net	(5,026)	—
Gain on extinguishment of long-term debt	—	(396)
Accretion of discounts	(169)	(299)
Other	50	205
Changes in assets and liabilities:
Trade accounts receivable, net	(1,347)	(688)
Inventory	(950)	(877)
Other current assets	821	851
Other noncurrent assets	27	25
Trade payables	197	(70)
Contingent consideration	(4,000)	—
Other current liabilities	204	8
Other noncurrent liabilities	239	(34)
Net cash provided by (used in) operating activities of discontinued operations	(1,113)	9,498

Net cash provided by operating activities	18,541	6,015

Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	3,228	—
Purchases of investment securities, available for sale	—	(2,560)
Advances, net under revolving credit facilities in loans receivable, net	(1,643)	(1,591)
Principal collections on loans receivable, net	421	802
Purchases of property and equipment	(218)	(47)
Net cash provided by investing activities of discontinued operations	582	3,892

Net cash provided by investing activities	2,370	496

Cash flows from financing activities:
Borrowings (repayments), net on lines of credit	3,250	(3,416)
Principal payments on long-term debt	(1,756)	(877)
Common stock acquired	(41)	—
Extinguishment of long-term debt	—	(1,358)
Proceeds from exercise of common stock options	21	—
Common stock warrant consideration	60	60

Net cash provided by (used in) financing activities	1,534	(5,591)

Increase in cash and cash equivalents	22,445	920
Cash and cash equivalents, beginning of period	53,861	52,556

Cash and cash equivalents, end of period	$76,306	$53,476

Cash and cash equivalents, end of period - continuing operations	$76,190	$53,280
Cash and cash equivalents, end of period - discontinued operations	116	196

Cash and cash equivalents, end of period	$76,306	$53,476

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$551	$99
Cash paid for interest	1,971	2,083
Transfer of loans held for sale, net in continuing operations to (from) loans receivable, net	(21,846)	23,000
Net transfers of loans held for sale, net in discontinued operations to (from) real estate owned, net	—	(493)
Commercial loans received from sale of business assets	—	3,643
Preferred stock received from sale of business assets	—	800
Common stock received in exchange for investment securities, available for sale	—	1,940

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a business enterprise with current principal holdings in cash, an industrial supply business operating through its wholly owned subsidiary, North American Breaker Co., LLC (“NABCO” or “Industrial Supply”), and certain financial assets. Signature has significant capital resources and is actively seeking to make acquisitions as well as grow its existing operations.

Signature’s ‘continuing operations’ includes two operating segments, Industrial Supply and Signature Special Situations:

Headquartered in Burbank, California, Industrial Supply is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply operates from seven warehouse locations across the United States, which facilitates next day ground shipping service to a broad section of its customer base.

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

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Signature, its wholly owned subsidiaries and its majority owned subsidiaries (collectively, the “Company”). The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in other income (expense) in the condensed consolidated statements of operations. The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost within other noncurrent assets in the condensed consolidated balance sheets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the six months ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013, and amended on April 30, 2013 (the “Annual Report”). Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

The Company’s significant accounting policies are disclosed in the Annual Report and there have been no material changes to these accounting policies during the six months ended June 30, 2013.

Recent accounting standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income (“accumulated OCI”) by component. In addition, ASU 2013-02 requires presentation, either on the face of the statements of operations or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. ASU 2013-02, which will increase disclosures for the Company as outlined above, is effective January 1, 2013. The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents, within continuing operations, is summarized in the following table:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Unrestricted cash and cash equivalents:
Noninterest-bearing deposits	$35,003	$17,332
Short-term money market funds	38,378	33,373
Loan servicing trust accounts	4	189

Total unrestricted cash and cash equivalents	73,385	50,894

Restricted cash and cash equivalents:
Noninterest-bearing deposits - securing a letter of credit	784	784
Noninterest-bearing deposits - legal settlement reserve funds	2,021	2,021

Total restricted cash and cash equivalents	2,805	2,805

Total cash and cash equivalents	$76,190	$53,699

NOTE 4 — INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table presents the components of investment securities, available for sale as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Corporate bonds	$—	$3,060

Investment securities, available for sale	$—	$3,060

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Amortized cost	$—	$2,836
Gross unrealized holding gains	—	224

Estimated fair value	$—	$3,060

In March 2013, the Company sold its remaining corporate bond position for $3.2 million and recognized a $0.3 million gain on sale of investment securities, available for sale. There were no individual investment securities with unrealized holding losses at December 31, 2012. No credit-related other-than-temporary impairment was recognized in the three or six months ended June 30, 2013, and $0.6 million of credit-related other-than-temporary impairment was recognized in the three and six months ended June 30, 2012.

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Trade accounts receivable	$5,150	$3,803
Sales returns and allowances	(211)	(161)

	4,939	3,642
Allowance for uncollectible accounts	(35)	(35)

Trade accounts receivable, net	$4,904	$3,607

At June 30, 2013 and December 31, 2012, all of the trade receivables of Industrial Supply, totaling $5.2 million and $3.8 million, respectively, were pledged as collateral to secure outstanding balances on the Company’s line of credit and term loan.

NOTE 6 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. The following table presents the composition of the Company’s inventory as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Finished goods	$11,222	$10,272
Valuation adjustment for damaged inventory	(25)	(25)

	$11,197	$10,247

At June 30, 2013 and December 31, 2012, Industrial Supply’s inventory, totaling $11.2 million and $10.3 million, respectively, was pledged as collateral to secure outstanding balances on the Company’s line of credit and term loan.

NOTE 7 — LOANS RECEIVABLE, NET

The following table presents the Company’s loans receivable, net as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Residential real estate loans:
Unpaid principal balance	$—	$44,904
Discount	—	(22,695)

Recorded investment	—	22,209
Allowance for loan losses	—	—

Total residential real estate loans	—	22,209

Commercial real estate loans:
Unpaid principal balance	1,622	1,734
Discount	(12)	(12)

Recorded investment	1,610	1,722
Allowance for loan losses	(50)	(50)

Total commercial real estate loans	1,560	1,672

Commercial loans:
Revolving lines of credit	1,643	—
Term note unpaid principal balance	1,000	1,000
Term note discount	(468)	(509)

Recorded investment	2,175	491
Allowance for loan losses	—	—

Total commercial loans	2,175	491

Loans receivable, net	$3,735	$24,372

Loans receivable, net due within one year consists of the following as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Contractual principal payments due within one year(1) :

Residential real estate loans	$—	$527
Commercial real estate loans	90	93

	90	620
Revolving lines of credit	1,643	—

Loans receivable, net due within one year	$1,733	$620

(1)	Excludes loans ninety or more days past due.

In the second quarter of 2013, the Company sold its remaining residential real estate loans (the “Residential Loans”). The aggregate carrying value of the Residential Loans, including accrued interest and servicing advances was $22.1 million. Proceeds of $27.1 million were received for the Residential Loans, resulting in a $5.0 million gain, classified as operating revenues of Signature Special Situations in the condensed consolidated statements of income.

Pro forma financial information

Had the Residential Loans been sold as of December 31, 2011, operating revenues of Signature Special Situations for the three and six months ended June 30, 2012 would have been reduced by $0.8 million and $4.2 million, respectively, related to interest income and change in market valuation allowance recognized on the loans sold. Operating costs for loan servicing-related expenses would have been reduced by $13 thousand and $33 thousand for the three and six months ended June 30, 2012, respectively. Loss from continuing operations and net loss would have increased by $0.8 million, or $0.01 per share, for the three months ended June 30, 2012, and would have increased by $4.1 million, or $0.04 per share, for the six months ended June 30, 2012.

This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations for future periods or the results that would have been achieved if the sales of the Residential Loans had been consummated on the dates indicated. The unaudited pro forma financial information does not reflect any adjustments for nonrecurring items. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made. The unaudited pro forma financial information should be read in conjunction with this Report and the Company’s Annual Report.

The Residential Loans were reclassified to held for sale in the second quarter of 2013.

Generally, the residential real estate loans had original maturities of up to thirty years and were typically secured by first deeds of trust on single-family residences. Many of the loans had principal amortization terms in excess of thirty years or no principal amortization (interest-only loans). The loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers. Before the reclassification and sale, the discount on residential real estate loans was accreted to interest income using the interest method over the contractual life, using the contractual terms of each loan.

Commercial real estate loans consist primarily of a participation interest in a pool of adjustable rate multi-family loans.

Commercial loans are comprised of senior debt of a manufacturing company that specializes in retail store fixtures and merchandise displays and includes a revolving line of credit and term note that are secured by the assets of the borrower. The line of credit provides for maximum borrowings of $7.0 million, has an interest rate of prime plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017. The $1.0 million term note has an interest rate of prime plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017, with interest due monthly. Draws on the revolving line of credit are subject to a borrowing base, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final balloon payment due on March 31, 2017. At June 30, 2013 and December 31, 2012, the commercial loans were current and the borrower was in compliance with all loan covenants.

As of June 30, 2013 and December 31, 2012, zero and $2.2 million of residential real estate loans were in nonaccrual status, respectively. No other loans receivable, net were in nonaccrual status as of June 30, 2013 or December 31, 2012. The nonaccrual residential real estate loans represented 10.1% of the $22.2 million recorded investment of all residential real estate loans and 9.1% of the $24.4 million recorded investment of all loans receivable, net as of December 31, 2012.

The average recorded investment of impaired loans receivable was $9.3 million and $11.9 million during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Interest income recognized on impaired loans receivable was $0.3 million and $1.2 million during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

At June 30, 2013, no loans classified as loans receivable, net were modified under troubled debt restructurings (“TDRs”) in the twelve months ended June 30, 2013, and three loans aggregating $0.2 million, classified as loans receivable, net at December 31, 2012, were modified under TDRs in 2012. There were no losses on TDRs in the three or six months ended June 30, 2013 or in the year ended December 31, 2012. None of the loans modified under TDRs during the twelve months ended June 30, 2013 reached ninety or more days past due.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable. Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of June 30, 2013 and December 31, 2012, based on recorded investment:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
June 30, 2013
Commercial real estate loans	$—	$—	$—	$—	$1,610	$1,610
Commercial loans:
Revolving lines of credit	—	—	—	—	1,643	1,643
Term note	—	—	—	—	532	532

Total commercial loans	—	—	—	—	2,175	2,175

Total	$—	$—	$—	$—	$3,785	$3,785

December 31, 2012
Residential real estate loans	$2,457	$569	$2,816	$5,842	$16,367	$22,209
Commercial real estate loans	—	—	—	—	1,722	$1,722
Commercial loans:
Revolving lines of credit	—	—	—	—	—	—
Term note	—	—	—	—	491	491

Total commercial loans	—	—	—	—	491	491

Total	$2,457	$569	$2,816	$5,842	$18,580	$24,422

NOTE 8 — DEBT

The following table presents the Company’s debt as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Lines of credit	$4,250	$1,000

Notes Payable	$37,246	$37,246
Term loan	6,300	6,900
Seller notes	1,750	2,906

Total long-term debt, including amounts due within one year	$45,296	$47,052

Long-term debt due within one year is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Contractual principal payments due within one year:
Term loan	$1,200	$1,200
Seller notes	1,750	2,290

Long-term debt due within one year	$2,950	$3,490

Lines of credit

Lines of credit consists of Industrial Supply’s $8.0 million asset-based revolving loan, which matures in September 2014 and is subject to a borrowing base. At June 30, 2013 and December 31, 2012, outstanding borrowings on the revolving line of credit were $4.3 million and $1.0 million, respectively. As of June 30, 2013, available borrowing capacity under the revolving line of credit was $3.7 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on June 30, 2013, and is secured by all of the assets of Industrial Supply. Interest expense on lines of credit was $40 thousand and $28 thousand for the three months ended June 30, 2013 and 2012, respectively, and $49 thousand and $63 thousand for the six months ended June 30, 2013 and 2012, respectively.

Notes Payable

On July 16, 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”), the former holders of the TOPrS received $39.0 million in notes payable, due December 2016, bearing interest at 9.0% per annum (the “Notes Payable”). In 2012, the Company acquired and retired $1.8 million of the Notes Payable. Interest expense on the Notes Payable was $0.8 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

Term loan

The term loan consists of Industrial Supply’s $8.0 million loan originally funded in September 2011 and maturing in September 2016, which had an outstanding balance of $6.3 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively. The term loan is subject to annual principal payments of $0.8 million in year one, $1.2 million in each of years two and three, $1.6 million in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum; as of June 30, 2013, the interest rate was 5.00%. The term loan is secured by all of the assets of Industrial Supply. Interest expense on the term loan was $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO, issued in connection with the 2011 NABCO business combination. The seller notes had aggregate outstanding balances of $1.8 million and $2.9 million at June 30, 2013 and December 31, 2012, respectively. The seller notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments and, subject to certain conditions, accelerated principal payments. Based on NABCO’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2012, $1.7 million of accelerated principal payments are due and payable in the year ending December 31, 2013. The seller notes bear interest at 6.00% per annum and interest is paid quarterly. Interest expense on the seller notes was $35 thousand and $66 thousand for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with all of the covenants under its debt agreements, which includes restrictions on dividends from Industrial Supply to Signature.

NOTE 9 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from Chapter 11 bankruptcy (the “Bankruptcy Proceedings”) on June 11, 2010 (the “Effective Date”), Signature issued warrants to purchase an aggregate of 15 million shares of the Company’s common stock (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date. As of June 30, 2013, the Warrants are 80% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $1.03 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions and are eligible to receive rights to subscribe for the purchase of common stock under rights offering transactions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued.

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the Board of directors (the “Board”) under the Company’s director compensation program (the “Director Compensation Program”) that each triggered the pricing protection provisions of the Warrants. The restricted common stock issued to nonexecutive members of the Board in April 2011 reduced the exercise price of the Warrants to $0.69 per share. In July 2011, the Company issued approximately 3.0 million shares of common stock as purchase consideration in the NABCO business combination. The NABCO business combination common stock was issued at $0.664 per share, thereby reducing the exercise price of the Warrants to $0.664 per share; however, the holders of approximately 79.3% of the Warrants waived the pricing protection provisions related to shares issued in the NABCO business combination and the exercise price related to those Warrants remains at $0.69 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance	$3,800	$1,400	$2,350	$1,403
Change in fair value of common stock warrant liability	3,700	600	5,150	597

Ending balance	$7,500	$2,000	$7,500	$2,000

The following table summarizes the assumptions used to estimate the fair value of the common stock warrant liability during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Weighted averages)	2013	2012	2013	2012
Expected term (years)	5.2	7.6	5.9	7.7
Volatility	53.0%	49.0%	52.0%	48.8%
Risk-free rate	1.47%	1.22%	1.18%	1.51%
Exercise multiple	2.8	2.8	2.8	2.8
Fair value of Signature common stock	$0.91	$0.37	$0.74	$0.31
Exercise price	$0.68	$0.68	$0.68	$0.68

NOTE 10 — INCOME TAXES

Income tax expense was $15 thousand and $36 thousand for the three months ended June 30, 2013 and 2012, respectively, and $93 thousand and $81 thousand for the six months ended June 30, 2013 and 2012, respectively. Income tax expense is primarily comprised of estimated income taxes due in jurisdictions where the Company does not have or cannot utilize its net operating loss carryforwards (“NOLs”). As of December 31, 2012, the Company had estimated federal and California NOLs of approximately $886.9 million and $980.0 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a full valuation allowance of $373.8 million and $373.7 million on its deferred tax assets at June 30, 2013 and December 31, 2012, respectively.

In December 2012, the Internal Revenue Service (“IRS” or the “Service”), in preparation of its report to the Congressional Joint Committee on Taxation (the “Joint Committee”) related to the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, notified the Company of a proposed adjustment to the reported 2005 alternative minimum taxable income and associated tax (“AMT”). The Service identified a $2.6 million liability as a result of certain disallowed bad debt deductions identified in the 2006 tax year audit. In connection with this proposed adjustment, in February 2013, the Service notified the Company that it was examining the 2003, 2004, 2005 and 2008 tax years. The IRS has requested, and the Company has provided, documentation that the Company believes reduces the 2005 AMT liability to approximately $0.4 million, including $30 thousand of accrued interest through December 31, 2012. The Company remitted a $0.4 million payment to the IRS on January 31, 2013. The Company believes its proposed adjustments will, more likely than not, be allowed under the examination. Although the Company does not have any reason to believe that the Joint Committee will not approve the remainder of the tax refund, received in 2010, there is no assurance that such approval will be given by the Joint Committee or that additional issues will not be raised by the IRS or the Joint Committee during the examination.

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

Incentive Plan

The Incentive Plan provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 25.0 million shares of common stock, or its equivalent. As of June 30, 2013 and December 31, 2012, there were no stock appreciation rights or restricted stock units outstanding and there were 5.7 million and 8.8 million shares, respectively, available for grant under the Incentive Plan.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately up to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the periods indicated:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	3,575,182	$0.44	2,315,040	$0.60
Shares vested	(1,410,984)	0.35	(1,950,102)	0.42
Shares granted	1,231,708	0.49	3,210,244	0.31

Ending nonvested restricted shares	3,395,906	$0.49	3,575,182	$0.44

On August 6, 2012, upon the certification of the results of the vote of shareholders at the 2012 Annual Meeting of Shareholders, the seating of the new Board and the resignation of four independent directors that were not renominated, 1,111,112 shares of restricted common stock vested pursuant to the restricted stock awards.

On May 3, 2013, in connection with his assumption of the duties of the Chief Executive Officer, the Board granted G. Christopher Colville 250,000 shares of restricted common stock. The grant date fair value of the award was $138,750, based on the closing price of Signature’s common stock on the grant date. On June 4, 2013, Mr. Colville resigned as Chairman of the Board and interim Chief Executive Officer and pursuant to his restricted stock awards, 182,927 shares of restricted common stock granted in January 2013, and the 250,000 shares of restricted common stock granted on May 3, 2013, vested in full.

On June 5, 2013, in connection with his appointment as Chairman of the Board and Chief Executive Officer, Craig Bouchard, was granted 250,000 shares of restricted common stock. The shares vest on January 1, 2014 and had a grant date fair value of $167,500.

Share-based compensation related to restricted common stock awards was $0.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the aggregate unamortized value of share-based restricted common stock awards was $0.7 million and $0.7 million, respectively, and will be recognized over a weighted average period of 1.0 years and 1.6 years, respectively.

Common stock options

The Company may issue common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately up to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock since emerging from Bankruptcy Proceedings, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on United States Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date. The following table presents weighted average assumptions used in determining the weighted average $0.27 and $0.17 per share grant date fair value of common stock options granted in the six months ended June 30, 2013 and the year ended December 31, 2012, respectively:

(Weighted averages)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Expected volatility	55.0%	52.6%
Risk-free interest rate	1.15%	0.80%
Expected term (in years)	5.6	5.1
Dividend yield	0.0%	0.0%

The following table presents activity of nonvested common stock options during the periods indicated:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	8,723,748	$0.54	8,816,000	$0.57
Common stock options granted	2,050,000	0.95	1,846,000	0.36
Common stock options vested	(3,332,083)	0.55	(1,898,586)	0.54
Common stock options forfeited	(83,333)	0.30	(39,666)	0.30

Ending nonvested common stock options	7,358,332	$0.54	8,723,748	$0.54

On June 5, 2013, in connection with his appointment as Chairman of the Board and Chief Executive Officer, Mr. Bouchard, was granted options to purchase 2,000,000 shares of common stock. The options vest 25% every six months following the grant date, have exercises prices of $0.85 for the first 500,000 options and $1.00 for the remaining 1,500,000 options, and had a grant date fair value of $549,714.

The following table presents activity of exercisable common stock options during the periods indicated:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	1,813,252	$0.52	—	$—
Common stock options exercised	(66,667)	0.30	(85,334)	0.30
Common stock options vested	3,332,083	0.55	1,898,586	0.51

Ending vested common stock options	5,078,668	$0.54	1,813,252	$0.52

The weighted average remaining contractual life for common stock options outstanding at June 30, 2013 and December 31, 2012 was 8.0 and 8.6 years, respectively, and the weighted average remaining contractual life for common stock options exercisable at June 30, 2013 was 8.0 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Intrinsic value of common stock options outstanding	$3,880	$106
Intrinsic value of common stock options exercisable	1,874	37

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Intrinsic value of common stock options exercised (1)	$16	$10
Fair value of common stock options vested(2)	615	327

(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.2 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the aggregate unamortized value of share-based common stock option awards was $1.2 million and will be recognized over a weighted average period of 1.4 years.

401(k) saving plan

In 2012, the Company implemented a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s cash compensation. Matching contributions under the Savings Plan during the three months ended June 30, 2013 and 2012 were $47 thousand and $15 thousand, respectively, and $0.1 million and $15 thousand during the six months ended June 30, 2013 and 2012, respectively.

NOTE 12 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of unvested restricted common stock awards, common stock options and the Warrants determined using the treasury stock method. As a result of the net loss for the three and six months ended June 30, 2013 and 2012, the impact of all outstanding unvested restricted stock, common stock options and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

Furthermore, unvested restricted stock, common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the average market price of the Company’s common stock for the periods presented increases sufficiently.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Loss from continuing operations	$(1,873)	$(3,155)	$(4,035)	$(2,516)
Loss from discontinued operations, net of income taxes	(51)	(735)	(655)	(2,620)

Net loss	(1,924)	(3,890)	(4,690)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Signature Group Holdings, Inc.	$(1,924)	$(3,890)	$(4,690)	$(5,136)

Weighted average basic and diluted shares outstanding	118,325,427	115,651,953	118,231,543	115,019,975

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.02)
Discontinued operations	—	(0.01)	(0.01)	(0.02)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.04)

The following table provides details on the average market price of Signature common stock and the incremental shares that would have been included in the diluted shares outstanding computation for the three and six months ended June 30, 2013 and 2012, had they not been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average market price of Signature common stock	$0.65	$0.31	$0.56	$0.30
Anti-dilutive common stock equivalents:
Unvested restricted stock	2,190,388	798,606	1,838,624	535,226
Common stock options	740,975	3,592	322,524	—
Warrants	—	—	—	—

Total anti-dilutive common stock equivalents	2,931,363	802,198	2,161,148	535,226

NOTE 13 — FAIR VALUE MEASUREMENTS

FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. FASB ASC 820, Fair Value Measurements (“ASC 820”) defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair Value Estimates of Financial Instruments

The following tables present the carrying values and fair value estimates of financial instruments as of June 30, 2013 and December 31, 2012:

		June 30, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$76,190	$76,190
Loans receivable, net	Level 3	3,735	4,203
Preferred stock (other assets)	Level 3	800	3,000
Common stock (other assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	$116	$116
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net:
CRA Investment - nonmarketable equity securities	Level 1	32	1,035
CRA Investment - commercial loan participation interest	Level 3	19	19
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$4,250	$4,250
Long-term debt:
Notes Payable	Level 1	37,246	35,477
Term loan	Level 3	6,300	6,300
Seller notes	Level 3	1,750	1,750
Common stock warrant liability	Level 3	7,500	7,500

		December 31, 2012
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$53,699	$53,699
Investment securities, available for sale	Level 1	3,060	3,060
Loans receivable, net	Level 3	24,372	24,850
Preferred stock (other assets)	Level 3	800	2,000
Common stock (other assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	$162	$162
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net	Level 3	51	51
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$1,000	$1,000
Long-term debt:
Notes Payable	Level 1	37,246	34,732
Term loan	Level 3	6,900	6,900
Seller notes	Level 3	2,906	2,906
Common stock warrant liability	Level 3	2,350	2,350

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at June 30, 2013 and December 31, 2012:

Cash and cash equivalents

Cash and cash equivalents are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Investment securities, available for sale

Investment securities, available for sale were comprised of corporate bonds until the bonds were liquidated in March 2013. Estimated fair values for investment securities, available for sale are based on quoted market prices, where available.

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, which were sold in the second quarter of 2013, commercial real estate loans, commercial lines of credit and commercial term notes. The estimated fair values of commercial real estate loans and commercial lines of credit consider the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

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

Preferred stock

Preferred stock is classified in other noncurrent assets and consists of 4.00% cumulative convertible preferred stock of a privately held commercial loan borrower of Signature Special Situations. The preferred stock has a stated value of $2.0 million and is convertible to 45.0% of the common stock of the company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple and a control discount.

Common stock

Common stock is classified in other noncurrent assets and consists of securities the Company received in exchange for its position in a privately held company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy. As of June 30, 2013, there was no readily determinable fair value for the common stock. The estimated fair value of common stock is based on the results of operations of the issuer since emerging from bankruptcy, including EBITDA and a sales multiple.

FHLB stock

Federal Home Loan Bank (“FHLB”) stock is classified in assets of discontinued operations and recorded at cost. FIL was previously a member of the FHLB of San Francisco and, accordingly, was required to purchase stock in order to maintain a borrowing relationship. The Company can redeem the FHLB stock at par value five years after the surrender of FIL’s bank charter, and on July 25, 2013, the Company redeemed the FHLB stock and received $2.1 million in cash.

Commercial real estate investments, net

Commercial real estate investments, net is classified in assets of discontinued operations and includes participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act (“CRA”). The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analyses. At June 30, 2013, the estimated fair value is based on the public announcement of a tender offer for a company in which FIL held an investment. Prior to the announcement, there were limited divestiture options for the investment.

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

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the Warrants that provide for anti-dilution and pricing protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including exercise multiple, volatility and expected term.

Recurring and Nonrecurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be carried at estimated fair value and are referred to as recurring fair value measurements. From time to time, the Company is required to measure other assets and liabilities at estimated fair value, typically from the application of specific accounting guidance under GAAP and are referred to as nonrecurring fair value measurements. These adjustments to fair value generally result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table presents the Company’s assets and liabilities measured at estimated fair value based on the fair value hierarchy on a recurring and nonrecurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
June 30, 2013
Liabilities:
Common stock warrant liability	$—	$—	$7,500	$7,500
December 31, 2012
Assets:
Investment securities, available for sale	$3,060	$—	$—	$3,060
Liabilities:
Common stock warrant liability	$—	$—	$2,350	$2,350
Nonrecurring fair value measurements:
June 30, 2013
Assets:
Real estate owned, net (discontinued operations)	$—	$—	$95	$95
December 31, 2012
Assets:
Real estate owned, net (discontinued operations)	$—	$—	$830	$830
Commercial real estate investments, net	—	—	51	51

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended June 30, 2013
Common stock warrant liability	$3,800	$(3,700)	$—	$—	$—	$—	$7,500
Three Months Ended June 30, 2012
Contingent consideration	$3,671	$(75)	$—	$—	$—	$—	$3,746
Common stock warrant liability	1,400	(600)	—	—	—	—	2,000
Six Months Ended June 30, 2013
Common stock warrant liability	$2,350	$(5,150)	$—	$—	$—	$—	$7,500
Six Months Ended June 30, 2012
Contingent consideration	$3,597	$(149)	$—	$—	$—	$—	$3,746
Common stock warrant liability	1,403	(597)	—	—	—	—	2,000

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Loans held for sale, net(1) :
Continuing operations	$—	$—	$—	$2,776
Discontinued operations	—	14	—	(1,062)
Real estate owned, net	—	(275)	(283)	(689)
Commercial real estate investments, net	—	—	—	(121)

	$—	$(261)	$(283)	$904

(1)

Loans held for sale, net were measured at fair value as of March 31, 2012, however, they do not appear in the table presenting financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at June 30, 2013 and December 31, 2012 above, as there were no loans classified as held for sale as of those dates.

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following tables presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Estimated Fair Value June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net	$95	Market approach	Marketability discounts	20.0% (20.0%)
(discontinued operations)			Estimated selling costs	8.0% (8.0%)

Liabilities:
Common stock warrant liability	$7,500	Lattice option pricing model	Exercise multiple Volatility Expected term	2.8x (2.8x 53.0% (53.0 5.1 - 5.3 years (5.2 years	) %) )

(Dollars in thousands)	Estimated Fair Value December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net (discontinued operations)	$830	Market approach	Marketability discounts Estimated selling costs	20.0% (20.0 8.0% (8.0	%) %)

Commercial real estate investments (discontinued operations)	51	Market approach	Marketability discounts Control Discount	60.0% - 90.0% (85.0 25.0% (25.0	%) %)

Liabilities:
Common stock warrant liability	$2,350	Lattice option pricing model	Exercise multiple Volatility Expected term	2.8x (2.8x 51.0% (51.0 7.1 - 7.2 years (7.1 years	) %) )

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

Significant unobservable inputs used in the fair value measurement of commercial real estate investments are marketability discounts and estimated selling costs. Significant increases in these assumptions would result in a decrease in the estimated fair value of commercial real estate investments, while decreases in these assumptions would result in a higher estimated fair value.

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

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2013
Operating revenues from external customers	$9,452	$5,414	$—	$—	$14,866	$163	$15,029
Intersegment operating revenues	—	101	75	(176)	—	—	—
Operating costs	7,788	128	5,370	(176)	13,110	567	13,677
Other income (expense)	—	—	(3,614)	—	(3,614)	353	(3,261)

Earnings (loss) before income taxes	1,664	5,387	(8,909)	—	(1,858)	(51)	(1,909)
Income tax expense (benefit)	641	2,035	(2,661)	—	15	—	15

Net earnings (loss)	1,023	3,352	(6,248)	—	(1,873)	(51)	(1,924)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,023	$3,352	$(6,248)	$—	$(1,873)	$(51)	$(1,924)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2012
Operating revenues from external customers	$9,062	$278	$—	$—	$9,340	$1,020	$10,360
Intersegment operating revenues	—	101	265	(366)	—	—	—
Operating costs	7,760	303	4,501	(366)	12,198	1,699	13,897
Other income (expense)	(75)	—	(186)	—	(261)	(56)	(317)

Earnings (loss) before income taxes	1,227	76	(4,422)	—	(3,119)	(735)	(3,854)
Income tax expense (benefit)	489	13	(466)	—	36	—	36

Net earnings (loss)	738	63	(3,956)	—	(3,155)	(735)	(3,890)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$738	$63	$(3,956)	$—	$(3,155)	$(735)	$(3,890)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2013
Operating revenues from external customers	$17,823	$6,617	$—	$—	$24,440	$(91)	$24,349
Intersegment operating revenues	—	201	316	(517)	—	—	—
Operating costs	14,877	408	8,566	(517)	23,334	1,233	24,567
Other income (expense)	—	—	(5,048)	—	(5,048)	668	(4,380)

Earnings (loss) before income taxes	2,946	6,410	(13,298)	—	(3,942)	(656)	(4,598)
Income tax expense (benefit)	1,150	2,498	(3,555)	—	93	(1)	92

Net earnings (loss)	1,796	3,912	(9,743)	—	(4,035)	(655)	(4,690)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,796	$3,912	$(9,743)	$—	$(4,035)	$(655)	$(4,690)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2012
Operating revenues from external customers	$16,905	$4,510	$—	$—	$21,415	$982	$22,397
Intersegment operating revenues	—	202	410	(612)	—	—	—
Operating costs	14,436	481	9,232	(612)	23,537	3,759	27,296
Other income (expense)	(148)	—	(165)	—	(313)	161	(152)

Earnings (loss) before income taxes	2,321	4,231	(8,987)	—	(2,435)	(2,616)	(5,051)
Income tax expense (benefit)	927	32	(878)	—	81	4	85

Net earnings (loss)	1,394	4,199	(8,109)	—	(2,516)	(2,620)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,394	$4,199	$(8,109)	$—	$(2,516)	$(2,620)	$(5,136)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
June 30, 2013
Current assets	$16,425	$7,355	$70,689	$—	$94,469	$2,750	$97,219
Total assets	38,140	16,807	80,485	(14,428)	121,004	3,367	124,371
December 31, 2012
Current assets	$15,253	$12,229	$50,760	$(5,743)	$72,499	$3,614	$76,113
Total assets	37,667	43,230	72,758	(32,208)	121,447	4,264	125,711
Segment liabilities:
June 30, 2013
Current liabilities	$9,017	$8	$1,807	$—	$10,832	$2,096	$12,928
Total liabilities	24,688	3,907	46,810	(14,428)	60,977	9,096	70,073
December 31, 2012
Current liabilities	$15,127	$1,583	$754	$(5,743)	$11,721	$2,292	$14,013
Total liabilities	26,012	23,539	40,350	(32,208)	57,693	9,792	67,485

NOTE 15 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Dollars in thousands)	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$116	$162
Inventory	437	516
FHLB stock	2,051	2,051
Real estate owned, net	95	830
Other current assets	51	55

Total current assets of discontinued operations	2,750	3,614
Intangible assets, net	165	196
Goodwill	400	400
Other noncurrent assets	52	54

Assets of discontinued operations	$3,367	$4,264

Current liabilities:
Litigation reserve	$1,819	$1,775
Trade payables	235	361
Unclaimed property	36	153
Other current liabilities	6	3

Total current liabilities of discontinued operations	2,096	2,292
Repurchase reserve	7,000	7,500

Liabilities of discontinued operations	$9,096	$9,792

Statements of Operations of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Operating revenues and other income (expense)	$516	$964	$577	$1,143
Operating costs	567	1,699	1,233	3,759

Loss from discontinued operations before income taxes	(51)	(735)	(656)	(2,616)
Income tax expense (benefit)	—	—	(1)	4

Loss from discontinued operations, net of income taxes	$(51)	$(735)	$(655)	$(2,620)

Assets and liabilities of discontinued operations include:

Inventory

Inventory consists of a line of skin care products and related materials held at Cosmed.

FHLB stock

FIL was previously a member of the FHLB of San Francisco and, accordingly, was required to purchase stock in order to maintain a borrowing relationship. The Company can redeem the FHLB stock at par value five years after the surrender of FIL’s bank charter. On July 26, 2013, the Company redeemed the FHLB stock and received $2.1 million in cash.

Real estate owned, net

REO, net consists of single-family residential properties acquired through, or in lieu of, foreclosure of loans secured by the properties and is reported at the lower of cost or estimated fair value, net of estimated selling or disposal costs (“net realizable value”). At June 30, 2013 and December 31, 2012, REO was comprised of one and seven properties, respectively.

Other assets

Other assets include $51 thousand of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the CRA, and $48 thousand of prepaid expenses at June 30, 2013. At December 31, 2012, other assets include $51 thousand of participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the CRA, and $38 thousand of prepaid expenses.

Repurchase reserve for loans sold

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007, which approximated $120 billion in the aggregate. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of known claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. Additionally, management estimates the likelihood of possible future claims, and considers the unknown population of future claims, based on a number of factors, including, but not limited to, historic claim experience activity, settlement arrangements with counterparties, remaining principal loan balances, as well as the passage of time since FIL originated and sold loans. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate.

Total outstanding repurchase claims at June 30, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $61.6 million in claims, or 60.6% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $11.4 million in claims, or 11.2% of total claims outstanding; and

•	for more than twenty-four months, but less than thirty-six months, in the case of $28.7 million in claims, or 28.2% of total claims outstanding.

There were no repurchase claims received or settled during the six months ended June 30, 2013. The repurchase reserve liability was $7.0 million and $7.5 million at June 30, 2013 and December 31, 2012, respectively. Recoveries of provisions for repurchase reserves were $0.2 million for each of the three months ended March 31, 2013 and 2012, and $0.5 million for each of the six months ended June 30, 2013 and 2012.

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

Final Bankruptcy Decree. On April 15, 2013, the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) granted the Company’s motion for a final decree, and issued a final decree in the Company’s Bankruptcy Proceedings. The California Federal Bankruptcy Court retained jurisdiction to preside over claims described below in the Colburn and Walker matters. Upon the California Federal Bankruptcy Court entering the final orders in each of the Colburn and Walker claims, the Bankruptcy Proceedings will be closed.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”). On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the Court of Appeal decision and judgment. On April 4, 2013, Mr. Faigin filed a motion for an order releasing funds deposited with the California Superior Court to enforce the judgment. In response, the Company filed a Motion to Stay Execution of Judgment while the Company’s claims against Mr. Faigin, discussed below, are litigated. On May 17, 2013, the judge granted the Company’s Motion to Stay Execution of Judgment and denied Mr. Faigin’s motion to enforce the judgment.

On April 27, 2009, FRC filed a cross-complaint against Mr. Faigin in the California Superior Court for breach of confidence, breach of fiduciary duty, representing conflicting interests and indemnification; and the Company is seeking $4.6 million in damages. On June 9, 2009, the California Superior Court dismissed the cross-complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this cross-complaint and on August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s cross-complaint causes of action against Mr. Faigin for breach of fiduciary duty and breach of confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches. A trial is currently scheduled for January 2014.

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

On August 9, 2011, the California Superior Court entered a judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs from both parties have been filed.

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Ms. Colburn’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A trial is currently scheduled for January 2014.

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

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Mr. Walker’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A trial is currently scheduled for January 2014.

RMBS Defense, Indemnity and Contribution Matters. The Company has received demands for defense, indemnity and contribution from defendants in various residential mortgage-backed securities (“RMBS”) actions. These demands arise from actions in which the Company is not a named defendant and from actions from which the Company has been dismissed after originally being named as a defendant. The demands relate to home mortgages originated by FIL that were then packaged and sold as RMBS. The Company has rejected each of these demands as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company. There is no assurance that the Company will not be named as defendants in additional RMBS related litigation or receive additional demands for defense, indemnity and contribution. It is the Company’s intention to vigorously defend any claims seeking defense, indemnity or contribution, but the Company cannot presently predict whether such claims will be brought or what the outcome would be.

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

Unpaid Claims. As of June 30, 2013, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the Colburn and Walker claims totaling $5.1 million, as described above.

NOTE 17 — SUBSEQUENT EVENTS

At the annual meeting of shareholders on July 16, 2013, among other proposals, a new Board was elected and the Company’s request to increase the authorized common share count from 190,000,000 to 665,000,000 was approved. With the seating of the new Board on July 16, 2013, 182,927 shares of restricted common stock granted to an outgoing Board member in January 2013 vested in full. Also on July 16, 2013, the Board reappointed Craig Bouchard as the Company’s Chairman of the Board and reaffirmed his title of Chief Executive Officer, positions he previously assumed on June 5, 2013.

On July 26, 2013, the Company filed its Amended and Restated Articles of Incorporation with the State of Nevada, reflecting the change in authorized share count.

On August 8, 2013, 24,805 shares of restricted common stock were granted to each of the two new members elected to the Board at the 2013 Annual Meeting. The shares were granted under the Incentive Plan and the Director Compensation Program, and had an aggregate grant date fair value of the awards was $69 thousand.

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

Certain statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Report”), including, without limitation, matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and in our Annual Report on Form 10-K for the annual period ended December 31, 2012, as filed on April 1, 2013, and amended on April 30, 2013 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;

•	our ability to achieve future profitability;

•	our ability to control operating costs and other expenses;

•	our ability to raise additional debt and equity capital, including through rights offerings, on acceptable terms and on a timely basis;

•	our ability to use federal and state net operating loss carryforwards (“NOLs”) and recognize future tax benefits;

•	general economic conditions may be worse than expected;

•	competition among other companies with whom we compete may increase significantly;

•	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;

•	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;

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

OVERVIEW

Signature Group Holdings, Inc. is an enterprise that was incorporated as Fremont General Corporation (“Fremont”) in 1972. On June 11, 2010 (the “Effective Date”), Fremont completed a plan of reorganization (the “Plan of Reorganization”) and emerged from Chapter 11 bankruptcy proceedings (the “Bankruptcy Proceedings”) with (i) the present name, (ii) nine new board members and a new management team, (iii) a substantial amount of NOLs, which, as of December 31, 2012, included federal and California NOLs of $886.9 million and $980.0 million, respectively, and (iv) publicly traded common stock.

Since the Effective Date, the Company has been repositioned through the divestiture of non-core legacy assets, becoming a timely filer with the SEC, settling and resolving a substantial number of legacy legal actions, making select investments through Signature Special Situations and acquiring North American Breaker Co., LLC (“NABCO” or “Industrial Supply”) on July 29, 2011, its wholly owned specialty industrial supply company. Management and the Board expect to grow the Company through additional acquisitions, as well as through organic efforts within existing operations.

On April 15, 2013, the California Federal Bankruptcy Court issued a final decree in the Company’s Bankruptcy Proceedings. See “Bankruptcy Proceedings” in Part I, Item 3 of the Annual Report and “Legal Proceeding” in Part II, Item 1 of this Report for more information about the Bankruptcy Proceedings.

On June 4, 2013, the Company reached a settlement with certain shareholders that eliminated a pending proxy contest related to the Company’s 2013 Annual Meeting of Shareholders scheduled for July 16, 2013 (the “Annual Meeting”). As part of the settlement, a new slate of directors was presented for election by shareholders at the Annual Meeting and on June 4, 2013, G. Christopher Colville resigned as interim Chief Executive Officer and stepped down as Chairman of the Board, and Craig Bouchard immediately became the Company’s Chief Executive Officer and was appointed Chairman of the Board. At the Annual Meeting, the proposed directors were elected and all of the proposals recommended by the Board of Directors (the “Board”), including a request to increase the authorized common share count from 190,000,000 to 665,000,000, were approved. As discussed in the Company’s proxy materials for the Annual Meeting, the primary reason for the increase in authorized shares is to support the Company’s capital raising and acquisition initiatives, including, potentially, through a series of rights offerings.

The Company’s unaudited condensed consolidated financial statements included in this Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations present the Company’s financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating subsidiaries and our growth strategies, as well as ongoing general corporate functions are included in continuing operations.

Continuing Operations. At June 30, 2013, Signature’s continuing operations had $121.0 million of assets, or 97.3% of our total assets, and $61.0 million of liabilities, or 87.0% of our total liabilities. Continuing operations includes two operating segments, Industrial Supply and Signature Special Situations, and a Corporate and Other category, whose operating costs relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations, as management excludes such costs when assessing segment performance.

Industrial Supply. Industrial Supply, headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the country. We focus on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but we also supply residential circuit breakers. We operate from seven warehouse locations (as of July 1, 2013) across the United States, which enables us to improve customer delivery times, a key attribute of our service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Signature Special Situations. Signature Special Situations selectively acquires sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance (“UPB”). We may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. The Company may take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets. Based on our periodic analysies of individual investments and portfolios, we may also opportunistically exit investment positions when the benefits of holding the assets no longer outweigh the benefits of selling them. During the second quarter of 2013, a majority of Signature Special Situations’ assets, specifically its portfolio of residential real estate loans, were sold generating cash proceeds of approximately $27.1 million and a gain of $5.0 million. The proceeds are expected to be used in our acquisition efforts and to support the organic growth of our other businesses.

Discontinued Operations. At June 30, 2013, Signature’s discontinued operations had $3.4 million of assets, or 2.7% of our total assets, and $9.1 million of liabilities, or 13.0% of our total liabilities. Discontinued operations presents the financial condition and results of operations of the businesses and operations that are for sale or have been sold or discontinued by the Company, including certain of Fremont’s former operations. Additionally, management is evaluating alternatives for the disposal of the assets of Cosmed,

Inc. (“Cosmed”), our majority owned subsidiary that owns the product formulations of an anti-aging line of skin care products. As a result, Cosmed’s assets, liabilities and results of operations have been reclassified in discontinued operations for all periods presented. No assurances can be made that an acceptable transaction for the Cosmed assets will close in a timely manner, or at all. Under our business strategy, we seek to maximize the value of the discontinued operations assets and expect to redeploy the proceeds in our continuing operations and manage exposures to outstanding contingencies.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and operating revenues and costs included in the condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

Q2-2013 Highlights

•

Net earnings of the Industrial Supply segment increased 38.3% on a 4.3% increase in net sales over the comparable period in 2012. Inventory continued to increase during the quarter in preparation for the summer sales season, to support the ongoing expansion of our warehouse network, and a strategic effort to protect gross margins through opportunistic purchases. With the opening of the Charlotte, North Carolina facility on July 1, 2013, we have achieved our original goal of opening two new locations in 2013 and we now expect to open an additional two locations over the coming twelve months.

•

Signature Special Situations recognized a $5.0 million gain on sale of loans during the quarter. While operating results were very strong to date in 2013, this segment’s asset base is now at a size that is not expected to generate material earnings in the next several quarters.

The following table presents selected components of the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Operating revenues	$14,866	$9,340	$24,440	$21,415
Operating costs	13,110	12,198	23,334	23,537

Operating profit (loss)	1,756	(2,858)	1,106	(2,122)
Other income (expense)	(3,614)	(261)	(5,048)	(313)

Loss from continuing operations before income taxes	(1,858)	(3,119)	(3,942)	(2,435)
Income tax expense	15	36	93	81

Loss from continuing operations	(1,873)	(3,155)	(4,035)	(2,516)
Loss from discontinued operations, net of income taxes	(51)	(735)	(655)	(2,620)

Net loss	(1,924)	(3,890)	(4,690)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Signature Group Holdings, Inc.	$(1,924)	$(3,890)	$(4,690)	$(5,136)

Consolidated Results of Operations - Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

As discussed and analyzed in more detail below in “Segment Results of Operations,” our net loss for the three months ended June 30, 2013 decreased $2.0 million to $1.9 million, from a $3.9 million net loss for the three months ended June 30, 2012. The decrease was due to reductions in loss in both continuing and discontinued operations. The loss from continuing operations was $1.9 million in the three months ended June 30, 2013, as compared to a loss of $3.2 million in the three months ended June 30, 2012. The $1.3 million improvement in loss from continuing operations was due to higher earnings from Industrial Supply, one-time gain on sale from

Signature Special Situations, and reductions in operating costs from Corporate and Other, offset by a significant noncash charge related to our common stock warrant liability and increased professional and compensation expense associated with a proxy contest settled in June. Loss from discontinued operations decreased $0.6 million to $0.1 million in the three months ended June 30, 2013, as compared to $0.7 million in the three months ended June 30, 2012 as the activities in discontinued operations continue to be reduced.

Consolidated Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As discussed and analyzed in more detail below in “Segment Results of Operations,” our net loss for the six months ended June 30, 2013 decreased $0.4 million to $4.7 million, from a $5.1 million net loss reported for the six months ended June 30, 2012. The decrease in net loss was due to reductions in loss from discontinued operations, net of income taxes, which offset an increase in loss from continuing operations. The loss from continuing operations was $4.0 million in the six months ended June 30, 2013, as compared to a loss of $2.5 million in the six months ended June 30, 2012. The $1.5 million increase in loss from continuing operations was due to significant noncash charges related to our common stock warrant liability and increased professional and compensation expense associated with a proxy contest settled in June 2013, partially offset by higher earnings from Industrial Supply, one-time gains on sale from Signature Special Situations, and reductions in ongoing professional fees from Corporate and Other. Loss from discontinued operations decreased $1.9 million to $0.7 million in the six months ended June 30, 2013, as compared to $2.6 million in the six months ended June 30, 2012 as the activities in discontinued operations continue to be reduced.

Segment Information

The following tables present our segment results of operations for the three months ended June 30, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2013
Operating revenues:
Net sales	$9,452	$—	$—	$—	$9,452	$14	$9,466
Interest	—	420	75	(176)	319	18	337
Gain on investment securities, available for sale	—	69	—	—	69	—	69
Gain on real estate owned	—	—	—	—	—	131	131
Gain on loans held for sale	—	5,026	—	—	5,026	—	5,026
Other operating revenues, net	—	—	—	—	—	—	—

Total operating revenues	9,452	5,515	75	(176)	14,866	163	15,029

Operating costs:
Cost of goods sold	5,916	—	—	—	5,916	89	6,005
Selling, general and administrative	418	53	937	—	1,408	116	1,524
Compensation	622	—	2,178	—	2,800	69	2,869
Professional fees	156	—	1,417	—	1,573	277	1,850
Interest expense	279	75	838	(176)	1,016	—	1,016
Amortization of intangibles	397	—	—	—	397	16	413

Total operating costs	7,788	128	5,370	(176)	13,110	567	13,677

Other income (expense):
Change in fair value of common stock warrant liability	—	—	(3,700)	—	(3,700)	—	(3,700)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	—	—	86	—	86	103	189

Total other income (expense)	—	—	(3,614)	—	(3,614)	353	(3,261)

Earnings (loss) before income taxes	1,664	5,387	(8,909)	—	(1,858)	(51)	(1,909)
Income tax expense (benefit)	641	2,035	(2,661)	—	15	—	15

Net earnings (loss)	1,023	3,352	(6,248)	—	(1,873)	(51)	(1,924)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,023	$3,352	$(6,248)	$—	$(1,873)	$(51)	$(1,924)

		Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2012
Operating revenues:
Net sales	$9,062	$—	$—	$—	$9,062	$57	$9,119
Interest	—	769	265	(366)	668	22	690
Gain on investment securities, available for sale	—	(620)	—	—	(620)	—	(620)
Discount recognized on payoff of loans receivable, net	—	230	—	—	230	—	230
Gain on real estate owned	—	—	—	—	—	48	48
Gain on loans held for sale	—	—	—	—	—	893	893

Total operating revenues	9,062	379	265	(366)	9,340	1,020	10,360

Operating costs:
Cost of goods sold	5,637	—	—	—	5,637	89	5,726
Selling, general and administrative	350	24	809	—	1,183	431	1,614
Compensation	575	—	1,375	—	1,950	60	2,010
Professional fees	308	14	1,461	—	1,783	1,101	2,884
Interest expense	304	265	856	(366)	1,059	—	1,059
Amortization of intangibles	586	—	—	—	586	18	604

Total operating costs	7,760	303	4,501	(366)	12,198	1,699	13,897

Other income (expense):
Change in fair value of common stock warrant liability	—	—	(600)	—	(600)	—	(600)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Gain on extinguishment of long-term debt	—	—	396	—	396	—	396
Other, net	(75)	—	18	—	(57)	(306)	(363)

Total other income (expense)	(75)	—	(186)	—	(261)	(56)	(317)

Earnings (loss) before income taxes	1,227	76	(4,422)	—	(3,119)	(735)	(3,854)
Income tax expense (benefit)	489	13	(466)	—	36	—	36

Net earnings (loss)	738	63	(3,956)	—	(3,155)	(735)	(3,890)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$738	$63	$(3,956)	$—	$(3,155)	$(735)	$(3,890)

Segment Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Industrial Supply

General

For the three months ended June 30, 2013, Industrial Supply generated net earnings of $1.0 million on $9.5 million in net sales, a profit margin of 10.8%, as compared to net earnings of $0.7 million on $9.1 million in net sales, a profit margin of 8.2%, for the three months ended June 30, 2012. Management believes Adjusted EBITDA, discussed below in “Reconciliation of Non-GAAP Financial Measures,” is another important metric to assess the performance of Industrial Supply. Adjusted EBITDA continued to improve achieving $2.4 million for the three months ended June 30, 2013, as compared to $2.2 million for the three months ended June 30, 2012.

Operating revenues

Operating revenues from Industrial Supply were $9.5 million for the three months ended June 30, 2013, as compared to $9.1 million for the three months ended June 30, 2012. The 4.3% increase in net sales is primarily attributable to continued growth in our customer base. Although a new warehouse location was opened during the second quarter, it did not have a material impact on the quarterly results.

Operating costs

Operating costs at Industrial Supply were $7.8 million for each of the three months ended June 30, 2013 and 2012. Although total operating costs remained constant, we saw a $0.3 million increase in cost of goods sold, associated with increased sales, and a $0.1 million combined increase in selling, general and administrative and compensation expenses, offset by a $0.4 million combined decrease in professional fees, interest expense and amortization of intangibles, driven primarily by reduced usage of professionals, lower debt balance, and lower scheduled amortization during the quarter.

Gross margin was relatively stable at 37.4% for the three months ended June 30, 2013, as compared to 37.8% for the three months ended June 30, 2012. We were able to reduce the year over year deterioration of gross margin experienced in the first quarter of 2013 through an improved product mix and opportunistic inventory purchases.

Signature Special Situations

General

For the three months ended June 30, 2013 net earnings from Signature Special Situations was $3.4 million, on $5.5 million of operating revenues, as compared to $0.1 million of net earnings for the three months ended June 30, 2012, on $0.4 million of operating revenues. The significant improvement was due to certain one-time gains from the sale of loans during the quarter as discussed further below. As a result of these sales, the asset base of Signature Special Situations has been significantly reduced and ongoing results of this segment are likely to be substantially lower than the historical results.

Operating revenues

Operating revenues from Signature Special Situations increased $5.1 million to $5.5 million for the three months ended June 30, 2013, as compared to $0.4 million for the three months ended June 30, 2012. The increase in operating revenues is primarily related to the sale of our residential real estate loan portfolio, which provided a $5.0 million gain.

Gain on loans held for sale

In April 2013, management and the Board elected to solicit bids for our residential real estate loan portfolio to take advantage of improved real estate market conditions and to improve our liquidity position for our acquisition-focused business strategy. Based on this action, the loans were reclassified as “held for sale” and recorded at their current carrying value (estimated net realizable value exceeded the carrying value). The sale of the portfolio was completed in two transactions: the performing loans (less than sixty days delinquent) with an aggregate net carrying value of $15.1 million were sold for $18.9 million, a $3.8 million gain, and the nonperforming loans with an aggregate net carrying value of $7.1 million were sold for $8.3 million, a $1.2 million gain, for a $5.0 million gain in the aggregate.

Interest income

Interest income decreased $0.4 million to $0.4 million during the three months ended June 30, 2013, as compared to $0.8 million for the three months ended June 30, 2012. The decrease in interest income is primarily related to an $18.8 million decrease in average interest-earning assets, to $23.1 million during the three months ended June 30, 2013, as compared to $41.9 million during the three months ended June 30, 2012. As a result of the sale of the residential real estate loan portfolio and our bond portfolio (in the first quarter of 2013), interest income will be substantially lower in the future.

Discount recognized on payoff of loans receivable, net

During the three months ended June 30, 2013, there were no loans receivable carried at a discount that paid off, as compared to the three months ended June 30, 2012, when we reported $0.2 million of discount recognized on payoff of loans receivable, net. When a loan receivable that is held for investment and carried at a discount to unpaid principal balance pays off, the unamortized discount is recognized in earnings as discount recognized on payoff of loans receivable, net.

Operating costs

Operating costs decreased $0.2 million to $0.1 million for the three months ended June 30, 2013, as compared to a $0.3 million for the three months ended June 30, 2012, primarily related to a decrease in intercompany interest expense.

Corporate and Other

General

Amounts reflected in Corporate and Other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

The net loss reported in Corporate and Other increased by $2.2 million to $6.2 million for the three months ended June 30, 2013, as compared to $4.0 million for the three months ended June 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $3.6 million to a net expense of $3.5 million for the three months ended June 30, 2013, as compared to net revenues of $0.1 million for the three months ended June 30, 2012. The decrease is primarily related to the change in fair value of the common stock warrant liability during the three months ended June 30, 2013, based largely upon the increase in our stock price from March 31, 2013. The increased liability represented a $3.7 million expense for the three months ended June 30, 2013, as compared to $0.6 million in the three months ended June 30, 2012.

Operating costs

Total operating costs from Corporate and Other increased $0.9 million to $5.4 million for the three months ended June 30, 2013, as compared to $4.5 million for the three months ended June 30, 2012. Adjusting for one-time former executive severance costs, settlement payments, and incremental professional fees all generally associated with the proxy contest, which aggregated $1.8 million during the three months ended June 30, 2013, total operating costs from Corporate and Other would have actually decreased by $0.2 million compared to the prior year, adjusting for the incremental professional fees associated with the 2012 proxy contest. This reduction was the result of our ongoing efforts to reduce compensation expense through downsizing efforts at our corporate office as well as more efficient use of professionals

No further changes are expected in executive management as a result of the proxy settlement, and with recent headcount reductions in the corporate office, management anticipates decreased operating costs within Corporate and Other in the future.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations of the former businesses of the Company, including certain of Fremont’s former operations and Cosmed. Loss from discontinued operations, net of income taxes decreased $0.6 million to $0.1 million for the three months ended June 30, 2013, as compared to $0.7 million for the three months ended June 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations fell $0.5 million to $0.5 million of net operating revenues in the three months ended June 30, 2013, as compared to net operating revenues of $1.0 million for the three months ended June 30, 2012. The decrease was largely due to a $0.9 million gain on sale in the second quarter of 2012 that was one-time in nature, partially offset by a $0.5 million decrease in litigation reserves.

Operating costs

Operating costs from discontinued operations decreased $1.1 million to $0.6 million for the three months ended June 30, 2013, as compared to $1.7 million for the three months ended June 30, 2012. The $1.1 million decrease in operating costs is primarily related to an $0.8 million decrease in legal and professional expenses as a result of the resolution of outstanding legal matters.

The following tables present our segment results of operations for the six months ended June 30, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2013
Operating revenues:
Net sales	$17,823	$—	$—	$—	$17,823	$32	$17,855
Interest	—	1,332	316	(517)	1,131	30	1,161
Gain on investment securities, available for sale	—	380	—	—	380	—	380
Discount recognized on payoff of loans receivable, net	—	80	—	—	80	—	80
Loss on real estate owned	—	—	—	—	—	(153)	(153)
Gain on loans held for sale	—	5,026	—	—	5,026	—	5,026

Total operating revenues	17,823	6,818	316	(517)	24,440	(91)	24,349

Operating costs:
Cost of goods sold	11,188	—	—	—	11,188	110	11,298
Selling, general and administrative	748	92	1,402	—	2,242	381	2,623
Compensation	1,311	—	3,629	—	4,940	143	5,083
Professional fees	304	—	1,859	—	2,163	567	2,730
Interest expense	532	316	1,676	(517)	2,007	—	2,007
Amortization of intangibles	794	—	—	—	794	32	826

Total operating costs	14,877	408	8,566	(517)	23,334	1,233	24,567

Other income (expense):
Change in fair value of common stock warrant liability	—	—	(5,150)	—	(5,150)	—	(5,150)
Recovery of allowance for repurchase reserve	—	—	—	—	—	500	500
Other, net	—	—	102	—	102	168	270

Total other income (expense)	—	—	(5,048)	—	(5,048)	668	(4,380)

Earnings (loss) before income taxes	2,946	6,410	(13,298)	—	(3,942)	(656)	(4,598)
Income tax expense (benefit)	1,150	2,498	(3,555)	—	93	(1)	92

Net earnings (loss)	1,796	3,912	(9,743)	—	(4,035)	(655)	(4,690)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,796	$3,912	$(9,743)	$—	$(4,035)	$(655)	$(4,690)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2012
Operating revenues:
Net sales	$16,905	$—	$—	$—	$16,905	$255	$17,160
Interest	—	2,326	410	(612)	2,124	169	2,293
Gain on investment securities, available for sale	—	(620)	—	—	(620)	—	(620)
Change in market valuation allowance on loans held for sale, net	—	2,776	—	—	2,776	—	2,776
Discount recognized on payoff of loans receivable, net	—	230	—	—	230	—	230
Loss on real estate owned	—	—	—	—	—	(315)	(315)
Gain on loans held for sale	—	—	—	—	—	988	988
Other operating revenues, net	—	—	—	—	—	(115)	(115)

Total operating revenues	16,905	4,712	410	(612)	21,415	982	22,397

Operating costs:
Cost of goods sold	10,454	—	—	—	10,454	218	10,672
Selling, general and administrative	600	55	1,449	—	2,104	831	2,935
Compensation	1,092	—	3,084	—	4,176	80	4,256
Professional fees	494	16	2,965	—	3,475	2,575	6,050
Interest expense	623	410	1,734	(612)	2,155	18	2,173
Amortization of intangibles	1,173	—	—	—	1,173	37	1,210

Total operating costs	14,436	481	9,232	(612)	23,537	3,759	27,296

Other income (expense):
Change in fair value of common stock warrant liability	—	—	(597)	—	(597)	—	(597)
Recovery of allowance for repurchase reserve	—	—	—	—	—	500	500
Gain on extinguishment of long-term debt	—	—	396	—	396	—	396
Other, net	(148)	—	36	—	(112)	(339)	(451)

Total other income (expense)	(148)	—	(165)	—	(313)	161	(152)

Earnings (loss) before income taxes	2,321	4,231	(8,987)	—	(2,435)	(2,616)	(5,051)
Income tax expense (benefit)	927	32	(878)	—	81	4	85

Net earnings (loss)	1,394	4,199	(8,109)	—	(2,516)	(2,620)	(5,136)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—

Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,394	$4,199	$(8,109)	$—	$(2,516)	$(2,620)	$(5,136)

Segment Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Industrial Supply

General

For the six months ended June 30, 2013, Industrial Supply generated net earnings of $1.8 million on $17.8 million in net sales, a profit margin of 10.1%, as compared to net earnings of $1.4 million on $16.9 million in net sales, a profit margin of 8.3% for the six months ended June 30, 2012. Management believes Adjusted EBITDA, discussed below in “Reconciliation of Non-GAAP Financial Measures,” is another important metric to assess the performance of Industrial Supply. Adjusted EBITDA improved slightly achieving $4.4 million for the six months ended June 30, 2013, as compared to $4.3 million for the six months ended June 30, 2012.

Operating revenues

Operating revenues from Industrial Supply were $17.8 million for the six months ended June 30, 2013, as compared to $16.9 million for the six months ended June 30, 2012. The 5.4% increase in net sales is primarily attributable to continued growth in our customer base. Although a new warehouse location was opened during the second quarter, it did not have a material impact on operating revenues during the six months ended June 30, 2013.

Operating costs

Operating costs at Industrial Supply were $14.9 million for the six months ended June 30, 2013, as compared to $14.4 million for the six months ended June 30, 2012. The $0.5 million increase in operating costs is primarily related to a $0.7 million increase in cost of goods sold, associated with increased sales. Selling, general and administrative and compensation expenses also grew year over year due to the overall growth of the operations. These increases were partially offset by reductions in professional fees, interest expense and amortization of intangibles as we relied less on professionals, had lower debt balances, and lower scheduled amortization during the quarter.

Gross margin fell to 37.2% for the six months ended June 30, 2013, as compared to 38.2% for the six months ended June 30, 2012. The decrease in gross margin is primarily attributable to increased pricing pressure from competitors in the first six months of 2013 compared to 2012.

Signature Special Situations

General

For the six months ended June 30, 2013, net earnings from Signature Special Situations was $3.9 million, on $6.8 million of operating revenues, as compared to $4.2 million of net earnings for the six months ended June 30, 2012, on $4.7 million of operating revenues. In both periods, we experienced a number of one-time events as discussed further below. During the six months ended June 30, 2013, the asset base of Signature Special Situations has been significantly reduced and ongoing results of this segment are likely to be substantially lower than the historical results.

Operating revenues

Operating revenues from Signature Special Situations increased $2.1 million to $6.8 million for the six months ended June 30, 2013, as compared to $4.7 million for the six months ended June 30, 2012. The increase in operating revenues is primarily related to the sale of our residential real estate loan portfolio, which provided a $5.0 million gain, partially offset by a $2.8 million decrease change in market valuation allowance on loans held for sale, net and lower interest income as a result of the sale of the loans.

Gain on loans held for sale

In April 2013, management and the Board elected to solicit bids for our residential real estate loan portfolio to take advantage of improved real estate market conditions and to improve our liquidity position for our acquisition-focused business strategy. Based on this action, the loans were reclassified as “held for sale” and recorded at their current carrying value (estimated net realizable value exceeded the carrying value). The sale of the portfolio was completed in two transactions: the performing loans (less than sixty days delinquent) with an aggregate net carrying value of $15.1 million were sold for $18.9 million, a $3.8 million gain, and the nonperforming loans with an aggregate net carrying value of $7.1 million were sold for $8.3 million, a $1.2 million gain, for a $5.0 million gain in the aggregate.

Interest income

Interest income decreased $1.0 million to $1.3 million during the six months ended June 30, 2013, as compared to $2.3 million for the six months ended June 30, 2012. The decrease in interest income is primarily related to an $11.4 million decrease in average interest-earning assets, to $29.3 million during the six months ended June 30, 2013, as compared to $40.7 million during the six months ended June 30, 2012. As a result of the sales of our residential real estate loan portfolio and our remaining corporate bond position (in the first quarter of 2013), interest income will be substantially lower in the future.

Operating costs

Operating costs decreased $0.1 million to $0.4 million for the six months ended June 30, 2013, as compared to $0.5 million for the six months ended June 30, 2012, primarily related to a decrease in intercompany interest expense.

Corporate and Other

General

The net loss reported in Corporate and Other increased by $1.6 million to $9.7 million for the six months ended June 30, 2013, as compared to $8.1 million for the six months ended June 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $4.9 million to a net expense of $4.7 million for the six months ended June 30, 2013, as compared to net revenues of $0.2 million for the six months ended June 30, 2012. The decrease is primarily related to the change in fair value of the common stock warrant liability during the six months ended June 30, 2013, based largely upon the increase in our stock price from December 31, 2012. The increased liability represented a $5.2 million expense for the six months ended June 30, 2013, as compared to $0.6 million in the six months ended June 30, 2012, partially offset by a $0.4 million decrease in gain on extinguishment of long-term debt, which we recognized in 2012.

Operating costs

Total operating costs from Corporate and Other decreased $0.6 million to $8.6 million for the six months ended June 30, 2013, as compared to $9.2 million for the six months ended June 30, 2012. Adjusting for one-time former executive severance costs, settlement payments, and incremental professional fees all generally associated with the proxy contest, which aggregated $1.8 million during the six months ended June 30, 2013, total operating costs from Corporate and Other would have actually decreased by $1.5 million compared to the prior year. This reduction was the result of our ongoing efforts to reduce compensation expense through downsizing efforts at our corporate office as well as more efficient use of professionals.

No further changes are expected in executive management as a result of the proxy settlement, and with the recent headcount reductions in the corporate office, management anticipates decreased operating costs in the future.

Discontinued Operations

General

Loss from discontinued operations, net of income taxes decreased $1.9 million to $0.7 million for the six months ended June 30, 2013, as compared to $2.6 million for the six months ended June 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations fell $0.5 million to $0.6 million of net operating revenues in the six months ended June 30, 2013, as compared to net operating revenues of $1.1 million for the six months ended June 30, 2012. The decrease was largely due to a $0.9 million gain on sale in the second quarter of 2012 that was one-time in nature offset by a $0.5 million increase in litigation reserves.

Operating costs

Operating costs from discontinued operations decreased $2.5 million to $1.2 million for the six months ended June 30, 2013, as compared to $3.7 million for the six months ended June 30, 2012. The $2.5 million decrease in operating costs is primarily related to a $2.0 million decrease in professional fees and a $0.3 million decrease in selling, general and administrative expenses, attributable to the resolution of outstanding legal matters and the prior sale of our held for sale nonperforming loan portfolio.

FINANCIAL CONDITION

The following table presents selected components of the Company’s condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

(Dollars in thousands, except per share amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,190	$53,699
Investment securities, available for sale	—	3,060
Trade accounts receivable, net	4,904	3,607
Inventory	11,197	10,247
Loans receivable, net due within one year	1,733	620
Other current assets	445	1,266
Current assets of discontinued operations	2,750	3,614

Total current assets	97,219	76,113
Loans receivable, net	2,002	23,752
Intangible assets, net	3,519	4,329
Goodwill	17,780	17,780
Other noncurrent assets	3,234	3,087
Noncurrent assets of discontinued operations	617	650

TOTAL ASSETS	$124,371	$125,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,419	$2,222
Lines of credit	4,250	1,000
Contingent consideration	—	4,000
Long-term debt due within one year	2,950	3,490
Other current liabilities	1,213	1,009
Current liabilities of discontinued operations	2,096	2,292

Total current liabilities	12,928	14,013
Contingent consideration
Long-term debt	42,346	43,562
Common stock warrant liability	7,500	2,350
Other noncurrent liabilities	299	60
Noncurrent liabilities of discontinued operations	7,000	7,500

TOTAL LIABILITIES	70,073	67,485

TOTAL SHAREHOLDERS’ EQUITY	54,298	58,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,371	$125,711

General

Total assets decreased by $1.3 million, or 1.1%, to $124.4 million at June 30, 2013, from $125.7 million at December 31, 2012. Total liabilities increased by $2.6 million, or 3.8%, to $70.1 million at June 30, 2013, from $67.5 million at December 31, 2012. The changes in our assets and liabilities are discussed and analyzed by ‘continuing’ and ‘discontinued’ components below.

Total shareholders’ equity decreased to $54.3 million at June 30, 2013, from $58.2 million at December 31, 2012. The $3.9 million decrease in shareholders’ equity is primarily related to the $4.7 million net loss for the six months ended June 30, 2013, which is discussed in more detail above under “Results of Operations,” and a $0.2 million decrease in accumulated other comprehensive income as a result of a realized gain on investment securities, available for sale, partially offset by $0.9 million of amortization of share-based compensation.

The following tables present the assets and liabilities of our operating segments as of June 30, 2013 and December 31, 2012. Assets and liabilities not allocated to operating segments are included in Corporate and Other.

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
June 30, 2013
Current assets:
Cash and cash equivalents	$201	$5,604	$70,385	$—	$76,190	$116
Trade accounts receivable, net	4,865	—	39	—	4,904	—
Inventory	11,197	—	—	—	11,197	437
Loans receivable, net due within one year	—	1,733	—	—	1,733	—
Real estate owned, net	—	—	—	—	—	95
FHLB stock	—	—	—	—	—	2,051
Other current assets	162	18	265	—	445	51

Total current assets	16,425	7,355	70,689	—	94,469	2,750
Loans receivable, net	—	2,002	—	—	2,002	—
Intangible assets, net	3,519	—	—	—	3,519	165
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	—	4,710	9,718	(14,428)	—	—
Other noncurrent assets	416	2,740	78	—	3,234	52

TOTAL ASSETS	$38,140	$16,807	$80,485	$(14,428)	$121,004	$3,367

Current liabilities:
Trade payables	$1,644	$—	$775	$—	$2,419	$235
Lines of credit	4,250	—	—	—	4,250	—
Long-term debt due within one year	2,950	—	—	—	2,950	—
Litigation reserve	—	—	—	—	—	1,819
Other current liabilities	173	8	1,032	—	1,213	42

Total current liabilities	9,017	8	1,807	—	10,832	2,096
Long-term debt	5,100	—	37,246	—	42,346	—
Common stock warrant liability	—	—	7,500	—	7,500	—
Repurchase reserve	—	—	—	—	—	7,000
Intercompany payable	10,529	3,899	—	(14,428)	—	—
Other noncurrent liabilities	42	—	257	—	299	—

TOTAL LIABILITIES	$24,688	$3,907	$46,810	$(14,428)	$60,977	$9,096

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2012
Current assets:
Cash and cash equivalents	$1,147	$7,983	$44,569	$—	$53,699	$162
Investment securities, available for sale	—	3,060	—	—	3,060	—
Trade accounts receivable, net	3,607	—	—	—	3,607	—
Inventory	10,247	—	—	—	10,247	516
Loans receivable, net due within one year	—	620	—	—	620	—
Real estate owned, net	—	—	—	—	—	830
FHLB stock	—	—	—	—	—	2,051
Other current assets	252	566	6,191	(5,743)	1,266	55

Total current assets	15,253	12,229	50,760	(5,743)	72,499	3,614
Loans receivable, net	—	23,752	—	—	23,752	—
Intangible assets, net	4,329	—	—	—	4,329	196
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	4	4,509	21,952	(26,465)	—	—
Other noncurrent assets	301	2,740	46	—	3,087	54

TOTAL ASSETS	$37,667	$43,230	$72,758	$(32,208)	$121,447	$4,264

Current liabilities:
Trade payables	$1,724	$—	$498	$—	$2,222	$361
Lines of credit	1,000	—	—	—	1,000	—
Long-term debt due within one year	3,490	—	—	—	3,490	—
Contingent consideration	4,000	—	—	—	4,000	—
Litigation reserve	—	—	—	—	—	1,775
Other current liabilities	4,913	1,583	256	(5,743)	1,009	156

Total current liabilities	15,127	1,583	754	(5,743)	11,721	2,292
Long-term debt	6,316	—	37,246	—	43,562	—
Common stock warrant liability	—	—	2,350	—	2,350	—
Repurchase reserve	—	—	—	—	—	7,500
Intercompany payable	4,509	21,956	—	(26,465)	—	—
Other noncurrent liabilities	60	—	—	—	60	—

TOTAL LIABILITIES	$26,012	$23,539	$40,350	$(32,208)	$57,693	$9,792

Continuing Operations

Cash and cash equivalents

Cash and cash equivalents increased $22.5 million to $76.2 million at June 30, 2013, from $53.7 million at December 31, 2012. Cash and cash equivalents at Industrial Supply, Signature Special Situations and Corporate and Other totaled $0.2 million, $5.6 million and $70.4 million, respectively, at June 30, 2013.

In the six months ended June 30, 2013, cash and cash equivalents:

•	decreased $0.9 million at Industrial Supply, primarily from a strategic initiative to increase inventory and a decision to pay down debt rather that carry a large cash balance;

•

decreased $2.4 million at Signature Special Situations, primarily as a result of the repayment of intercompany debt to Corporate and Other offset by $1.6 million of net advances made under a commercial line of credit classified in loans receivable, net; and

•

increased $25.8 million at Corporate and Other, primarily as a result of the repayment of intercompany debt by Signature Special Situations from the sales of the residential real estate loans and a corporate bond, with aggregate proceeds of $27.1 million and $3.2 million, respectively.

Investment securities, available for sale

During the six months ended June 30, 2013, Signature Special Situations opportunistically sold its remaining corporate bond position for $3.2 million, realizing a $0.3 million gain.

Trade accounts receivable, net

Trade accounts receivable, net of Industrial Supply increased $1.3 million to $4.9 million at June 30, 2013, from $3.6 million at December 31, 2012, primarily as a result of increased sales and seasonal collection timing differences.

Inventory

Inventory increased $1.0 million to $11.2 million at June 30, 2013, from $10.2 million at December 31, 2012, primarily from opportunistic inventory purchases to support Industrial Supply’s sales growth, and the accumulation of additional inventory in anticipation of opening new warehouse distribution locations. In May 2013, a new location in Seattle, Washington opened and on July 1, 2013, a new North Carolina warehouse opened. Inventory availability is an important competitive advantage for Industrial Supply, and management believes that an increase in, and maintenance of, a broad base of inventory is important to support and sustain continued growth. Management is currently exploring additional warehouse locations and anticipates further expansion over the next twelve months.

Loans receivable, net

Loans receivable, net of Signature Special Situations decreased $20.7 million to $3.7 million at June 30, 2013, from $24.4 million at December 31, 2012. The decrease is primarily from the sale of the residential real estate loan portfolio, partially offset by $1.6 million of net advances made under our commercial line of credit facility.

Goodwill and intangible assets, net

Intangible assets, comprised of customer relationships and trade names, decreased $0.8 million to $3.5 million at June 30, 2013, from $4.3 million at December 31, 2012, as a result of scheduled amortization. There was no change in the value of our goodwill over the six month period and there has been no impairment of goodwill or intangible assets as of June 30, 2013.

Trade payables

Trade payables of Industrial Supply increased $0.2 million to $2.4 million at June 30, 2013, from $2.2 million at December 31, 2012.

Lines of credit

Lines of credit of Industrial Supply increased $3.3 million to $4.3 million at June 30, 2013, from $1.0 million at December 31, 2012, primarily to fund the contingent consideration paid to the former shareholders of NABCO.

Long-term debt

Long-term debt decreased $1.8 million to $45.3 million at June 30, 2013, from $47.1 million at December 31, 2012, primarily from scheduled and accelerated principal amortization payments on the term loan and seller notes.

Contingent Consideration

Contingent consideration decreased $4.0 million to zero at June 30, 2013, from $4.0 million at December 31, 2012, as the obligation was settled in March 2013.

Common stock warrant liability

Common stock warrant liability increased $5.2 million to $7.5 million at June 30, 2013, from $2.3 million at December 31, 2012. The $5.2 million change in fair value of the common stock warrant liability during the six months ended June 30, 2013 is primarily attributable to an increase in the underlying market price of the our common stock to $0.91 per share on June 30, 2013. The weighted average exercise price of the Warrants is $0.68 per share at June 30, 2013, which reflects a reduction to the original exercise price as a result of dilutive issuances of our common stock subsequent to the issuance of the Warrants. See Note 9—Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $3.4 million at June 30, 2013, from $4.3 million at December 31, 2012. Liabilities of discontinued operations decreased to $9.1 million at June 30, 2013, from $9.8 million at December 31, 2012.

FHLB stock

FHLB stock was carried at $2.1 million as of June 30, 2013 and December 31, 2012, which is its par value and estimated fair value. On July 26, 2013, the FHLB stock was redeemed for proceeds of $2.1 million. There was no gain or loss on the transaction.

Real estate owned, net

REO is carried at $0.1 million, net of a $0.1 million valuation allowance, at June 30, 2013, as compared to $0.8 million, net of a valuation allowance of $0.2 million, at December 31, 2012. The $0.7 million decrease is primarily related to the sale of six residential REO properties and $0.3 million of additional valuation allowances during the six months ended June 30, 2013. REO decreased to one property at June 30, 2013, as compared to seven properties at December 31, 2012.

Inventory

Inventory consists of a line of skin care products of Cosmed. Inventory was carried at $0.4 million at June 30, 2013, as compared to $0.5 million at December 31, 2012.

Litigation reserve

The litigation reserve was $1.8 million at June 30, 2013 and December 31, 2012. This liability relates primarily to a judgment from a legal action brought against the Company by a former Fremont employee. We have accrued the full amount of the judgment and accrued interest thereon. See the “Faigin Matter” in Note 16 — Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for additional information about the litigation reserve.

Repurchase reserve

The Company’s repurchase reserve liability decreased $0.5 million to $7.0 million at June 30, 2013, from $7.5 million at December 31, 2012. We received no new claims during the six months ended June 30, 2013, and our existing claims continued to further age as described below. Accordingly, our estimated exposure dropped during the quarter and our liability reduced correspondingly. While management believes the $7.0 million repurchase reserve liability was sufficient as of June 30, 2013, the reserve is subjective and is based on management’s current expectations based on facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of its repurchase reserve liability. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties FIL provided to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through 2007, which approximated $120 billion in the aggregate. In preparing its estimate for the repurchase reserve, management considers, among other things, the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

There were no settlements or new repurchase claims received during the six months ended June 30, 2013. Total outstanding repurchase claims at June 30, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $61.6 million in claims, or 60.6% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $11.4 million in claims, or 11.2% of total claims outstanding; and

•	for more than twenty-four months, but less than thirty-six months, in the case of $28.7 million in claims, or 28.2% of total claims outstanding; and

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts or is subject to adjustments that have the effect of excluding amounts that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts or is subject to adjustments that have the effect of including amounts that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP. EBITDA and Adjusted EBITDA are presented and discussed because management believes they enhance the understanding of the financial performance of the Company’s continuing operations by investors and lenders. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as an indicator of operating performance. EBITDA and Adjusted EBITDA are primarily performance measurements used by our senior management and the Company’s Board to evaluate operating results.

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

The following tables present our reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Loss from continuing operations	$(1,873)	$(3,155)	$(4,035)	$(2,516)
Plus:
Interest	1,016	1,059	2,007	2,154
Taxes	15	36	93	81
Depreciation	25	17	44	32
Amortization of intangibles	397	586	794	1,173

EBITDA from continuing operations	(420)	(1,457)	(1,097)	924

Adjustments:
Change in fair value of common stock warrant liability	3,700	600	5,150	597
Change in fair value of contingent consideration	—	75	—	148
Change in market valuation allowance on loans held for sale	—	—	—	(2,776)
Gain on loans held for sale	(5,026)	—	(5,026)	—
Share-based compensation	574	396	946	747
Accretion of discounts	(57)	(59)	(169)	(298)
Gain on extinguishment of long-term debt	—	(396)	—	(396)
Amortization of other capitalized costs	18	13	36	26
Contested proxy and related expenses and settlements	1,791	740	1,800	927

Total adjustments	1,000	1,369	2,737	(1,025)

Adjusted EBITDA from continuing operations	$580	$(88)	$1,640	$(101)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

For the six months ended June 30, 2013, consolidated cash flows provided by operating activities totaled $18.5 million, which reflects the results of operations of our wholly owned and majority owned businesses, including the sale of a significant portion of our loans receivable, net. We reported a $4.7 million consolidated net loss in the six months ended June 30, 2013, which included the following significant noncash charges: $0.9 million of depreciation and amortization, $0.9 million of share-based compensation, and $5.2 million of change in fair value of common stock warrant liability. Cash provided by the operating activities of continuing operations totaled $19.6 million in the six months ended June 30, 2013, while cash used in operating activities of discontinued operations was $1.1 million. Cash flows provided by operating activities in the six months ended June 30, 2012 totaled $6.0 million, including $3.5 million used in continuing operations and $9.5 million provided by discontinued operations.

Cash flows provided by investing activities totaled $2.4 million for the six months ended June 30, 2013, including $1.8 million provided by continuing operations and $0.6 million provided by discontinued operations. Cash flows from investing activities primarily reflect the sale of our investment securities, available for sale, and principal collections of our loans receivable in continuing operations and the sale of REO within discontinued operations offset by advances under commercial lines of credit. Cash flows provided by investing activities in the six months ended June 30, 2012 totaled $0.5 million, including $3.4 million used in continuing operations, primarily from the $2.6 million purchase of investment securities, available for sale and $1.6 million in net advances on revolving credit lines receivable, partially offset by $0.8 million of principal collections on loans receivable, net, and $3.9 million provided by discontinued operations, primarily from the sale of loans held for sale and REO.

Cash flows provided by financing activities totaled $1.5 million for the six months ended June 30, 2013, principally reflecting a $3.3 million draw on our line of credit to fund the contingent consideration payment to the former shareholders of NABCO, partially offset by the scheduled repayment of long-term debt. Cash flows used in financing activities in the six months ended June 30, 2012 totaled $5.6 million, due primarily to reductions in our line of credit and long-term debt arrangements.

At June 30, 2013, we had $76.2 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months; however, we may elect to raise additional equity to further support our acquisition strategy.

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

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. Fremont sold its portfolio of mortgage servicing rights in June 2008. Our residual interests are carried at zero in the condensed consolidated balance sheets.

CONTRACTUAL OBLIGATIONS

The Company’s $37.2 million in Notes Payable bear interest at 9.00% per annum, payable quarterly and mature December 31, 2016.

The Company’s $6.3 million term loan bears a variable interest rate based upon the lender’s rate plus 1.00% per annum, or 5.00% as of June 30, 2013, payable monthly and matures in September 2016. During the six months ended June 30, 2013, $0.6 million of scheduled principal repayments were made.

The Company’s $1.8 million seller notes bear interest at 6.00% per annum, payable monthly, and mature in January 2016, pursuant to the NABCO business combination. In addition to scheduled amortization of $0.2 million per quarter, accelerated principal payments are due if Industrial Supply achieves certain EBITDA thresholds. Based on Industrial Supply’s EBITDA for the year ended December 31, 2012, $1.7 million of accelerated principal payments are payable in 2013. During the six months ended June 30, 2013, $1.1 million of scheduled and accelerated principal payments were made.

See Note 8 — Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information related to the Notes Payable, term loan and seller notes.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 15 — Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Changes in Internal Control Over Financial Reporting

On April 12, 2013, Craig Noell reached an agreement with the Company to resign as Chief Executive Officer. Concurrently, G. Christopher Colville, Chairman of the Board, assumed the chief executive officer responsibilities as Interim Chief Executive Officer.

On June 4, 2013, Mr. Colville agreed to step down as the Interim Chief Executive Officer and Chairman of the Board. On June 5, 2013, Craig Bouchard was appointed as Chairman of Board and Chief Executive Officer and supervised and participated in the evaluation of the Company’s disclosure controls and procedures discussed above.

Except as set forth above, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting during the period covered by this Report.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company that are pending or were resolved or concluded during the period covered by this Report. See Note 16—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference.

Item 1A.	Risk Factors

The Annual Report includes a detailed discussion of risk factors associated with Business Risks and Risks Related to an Investment in Our Common Stock.

The risks presented below update the risks identified in our Annual Report.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring the deployment of our capital. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of any of these individuals we may not be able to operate our business or identify and manage our business as we planned, and our ability to compete could be harmed, both of which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s equity securities made during the six months ended June 30, 2013, to satisfy payroll tax withholding obligations on behalf of employees upon the vesting of their restricted stock awards, in accordance with the terms of their awards:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	98,969	$0.41	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Mortgage Loan Purchase and Sale Agreement, dated May 9, 2013, by and between Signature Group Holdings, Inc. and Five Mile Capital Residential Mortgage Fund 1 LP	8-K	001-08007	2.1	May 10, 2013

2.2	Mortgage Loan Purchase and Sale Agreement, dated June 20, 2013, by and between Signature Group Holdings, Inc. and Bayview Acquisitions, LLC					X

3.1	Amended and Restated Articles of Incorporation of Signature Group Holdings, Inc. dated July 26, 2013 (effected the increase in authorized shares)					X

3.2	Amended and Restated Bylaws of Signature Group Holdings, Inc. dated April 26, 2012	8-K	001-08007	3.1	May 2, 2012

4.5	Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016	8-K	001-08007	10.1	July 22, 2010

10.1	Separation Agreement and General Release, dated April 11, 2013, by and between Signature Group Holdings, Inc. and Craig F. Noell	8-K	001-08007	10.1	April 17, 2013

10.2	Letter Agreement, dated April 9, 2013, by and between Signature Group Holdings, Inc. and G. Christopher Colville	10-Q	001-08007	10.2	May 15, 2013

10.3	Restricted Stock Agreement, dated May 3, 2013, by and between Signature Group Holdings, Inc. and G. Christopher Colville					X

10.4	Settlement Agreement, dated June 4, 2013, by and among Signature Group Holdings, Inc., New Signature LLC and the Investor Parties	8-K	001-08007	10.1	June 5, 2013

10.5	Employment Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013

10.6	Restricted Stock Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013

10.7	Amendment to Restricted Stock Agreement, dated July 16, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	July 18, 2013

10.8	Nonqualified Stock Option Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013

10.9	Amendment to Employment Agreement by and between Signature Group Holdings, Inc. and W. Christopher Manderson	8-K	001-08007	10.3	June 5, 2013

10.1	Amendment to Employment Agreement by and between Signature Group Holdings, Inc. and Kyle Ross	8-K	001-08007	10.4	June 5, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document(1)					X

101.SCH	XBRL Taxonomy Extension Schema Document(1)					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X

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

SIGNATURE GROUP HOLDINGS, INC.

Dated: August 12, 2013	/s/ Craig T. Bouchard
Craig T. Bouchard
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: August 12, 2013	/s/ Kyle Ross
Kyle Ross
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)