Form 10-Q
period 2013-09-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2013-11-13
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

As of November 1, 2013, there were 12,213,219 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Signature Group Holdings, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,367	$50,894
Restricted cash	2,805	2,805
Investment securities, available for sale	—	3,060
Trade accounts receivable, net	4,133	3,607
Inventory	10,502	10,247
Loans receivable, net due within one year	2,358	620
Other current assets	2,115	1,266
Current assets of discontinued operations	687	3,614
Total current assets	93,967	76,113
Loans receivable, net	1,967	23,752
Intangible assets, net	3,113	4,329
Goodwill	17,780	17,780
Other noncurrent assets	1,287	3,087
Noncurrent assets of discontinued operations	581	650
TOTAL ASSETS	$118,695	$125,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,586	$2,222
Lines of credit	500	1,000
Contingent consideration	—	4,000
Long-term debt due within one year	2,373	3,490
Other current liabilities	1,326	1,009
Current liabilities of discontinued operations	2,065	2,292
Total current liabilities	9,850	14,013
Long-term debt	42,046	43,562
Common stock warrant liability	10,800	2,350
Other noncurrent liabilities	211	60
Noncurrent liabilities of discontinued operations	6,750	7,500
TOTAL LIABILITIES	69,657	67,485
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 66,500,000 shares authorized; 12,213,219 and 12,074,314 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	119	117
Additional paid-in capital	451,250	449,668
Accumulated deficit	(402,331)	(391,783)
Accumulated other comprehensive income	—	224
Total stockholders' equity—Signature Group Holdings, Inc.	49,038	58,226
Noncontrolling interest	—	—
TOTAL STOCKHOLDERS' EQUITY	49,038	58,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,695	$125,711

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues:
Industrial Supply	$10,230	$10,203	$28,054	$27,107
Signature Special Situations	(453)	1,121	6,165	5,631
Corporate and Other	—	—	—	—
Total operating revenues	9,777	11,324	34,219	32,738
Operating costs:
Cost of goods sold	6,481	6,416	17,669	16,870
Selling, general and administrative	4,307	4,626	13,652	14,382
Interest expense	985	1,012	2,992	3,165
Amortization of intangibles	397	586	1,191	1,759
Total operating costs	12,170	12,640	35,504	36,176
Operating loss	(2,393)	(1,316)	(1,285)	(3,438)
Other income (expense):
Change in fair value of common stock warrant liability	(3,300)	(850)	(8,450)	(1,447)
Gain on extinguishment of long-term debt	—	—	—	396
Other, net	(1)	(60)	100	(172)
Total other income (expense)	(3,301)	(910)	(8,350)	(1,223)
Loss from continuing operations before income taxes	(5,694)	(2,226)	(9,635)	(4,661)
Income tax expense (benefit)	(7)	(60)	86	22
Loss from continuing operations	(5,687)	(2,166)	(9,721)	(4,683)
Loss from discontinued operations, net of income taxes	(172)	(462)	(827)	(3,082)
Net loss	(5,859)	(2,628)	(10,548)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Signature Group Holdings, Inc.	$(5,859)	$(2,628)	$(10,548)	$(7,765)
LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.48)	$(0.19)	$(0.82)	$(0.40)
Loss from discontinued operations, net of income taxes	(0.01)	(0.04)	(0.07)	(0.27)
Net loss attributable to Signature Group Holdings, Inc.	$(0.49)	$(0.23)	$(0.89)	$(0.67)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net loss attributable to Signature Group Holdings, Inc.	$(5,859)	$(2,628)	$(10,548)	$(7,765)
Other comprehensive income (loss):
Net change in unrealized gains (losses) during period:
Investment securities, available for sale	—	277	156	(332)
Reclassification of realized amounts included in net loss	—	—	(380)	620
Other comprehensive income (loss)	—	277	(224)	288
Total comprehensive loss	$(5,859)	$(2,351)	$(10,772)	$(7,477)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2012	—	$—	12,074,314	$117	$449,668	$(391,783)	$224	$—	$58,226
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	(10,548)	—	—	(10,548)
Common stock acquired	—	—	(9,897)	—	—	—	—	(41)	(41)
Issuance of restricted stock, net of forfeitures	—	—	128,134	—	(41)	—	—	41	—
Restricted stock vested	—	—	—	2	(2)	—	—	—	—
Amortization of share-based compensation	—	—	—	—	1,503	—	—	—	1,503
Common stock options exercised	—	—	20,668	—	62	—	—	—	62
Common stock warrant consideration	—	—	—	—	60	—	—	—	60
Change in accumulated other comprehensive income	—	—	—	—	—	—	(224)	—	(224)
Balance, September 30, 2013	—	$—	12,213,219	$119	$451,250	$(402,331)	$—	$—	$49,038

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(10,548)	$(7,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	827	3,082
Depreciation and amortization	1,337	1,889
Discount recognized on payoff of loans receivable, net	(80)	(290)
Change in market valuation allowance on loans held for sale, net	—	(2,776)
Change in fair value of common stock warrant liability	8,450	1,447
Loss (gain) on investment securities, available for sale	(380)	620
Impairment of nonmarketable equity securities	581	—
Amortization of share-based compensation	1,503	1,210
Proceeds from sale of loans held for sale, net	27,073	—
Gain on sale of loans held for sale, net	(5,026)	—
Gain on extinguishment of long-term debt	—	(396)
Accretion of discounts	(192)	(488)
Other	60	326
Changes in assets and liabilities:
Restricted cash	—	1,500
Trade accounts receivable, net	(537)	(608)
Inventory	(255)	(486)
Other current assets	510	(1,557)
Other noncurrent assets	38	1,977
Trade payables	1,364	(1,650)
Other current liabilities	317	(26)
Other noncurrent liabilities	151	351
Net cash provided by (used in) operating activities of discontinued operations	(1,536)	9,196
Net cash provided by operating activities	23,657	5,556
Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	3,228	—
Purchases of investment securities, available for sale	—	(2,560)
Advances, net under revolving credit facilities in loans receivable, net	(2,272)	(315)
Principal collections on loans receivable, net	483	1,158
Purchases of property and equipment	(252)	(74)
Net cash provided by investing activities of discontinued operations	2,633	4,272
Net cash provided by investing activities	3,820	2,481
Cash flows from financing activities:
Repayments, net on lines of credit	(500)	(5,116)
Principal payments on long-term debt	(2,633)	(2,031)
Payment of contingent consideration	(4,000)	—
Common stock acquired	(41)	—
Extinguishment of long-term debt	—	(1,358)
Proceeds from exercise of common stock options	62	—
Common stock warrant consideration	60	60
Net cash used in financing activities	(7,052)	(8,445)
Increase (decrease) in cash and cash equivalents	20,425	(408)
Cash and cash equivalents, beginning of period	51,056	48,124
Cash and cash equivalents, end of period	$71,481	$47,716
Cash and cash equivalents, end of period—continuing operations	$71,367	$47,569
Cash and cash equivalents, end of period—discontinued operations	114	147
Cash and cash equivalents, end of period	$71,481	$47,716
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$598	$138
Cash paid for interest	2,939	3,275
Transfer of loans held for sale, net in continuing operations to (from) loans receivable, net	(21,846)	23,000
Transfer of nonmarketable equity securities from other noncurrent assets to other current assets	1,940	—
Net transfers of loans held for sale, net in discontinued operations from real estate owned, net	—	(385)
Commercial loans received from sale of business assets	—	3,643
Preferred stock received from sale of business assets	—	800
Common stock received in exchange for investment securities, available for sale	—	1,940

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

On July 16, 2013, at the Company’s 2013 Annual Meeting of Stockholders, the Company’s stockholders approved an initiative recommended by the board of directors (“Board”) to increase the Company’s authorized common stock share count to 665,000,000 to give the Company adequate resources to support management’s acquisition and capital raising efforts, and other corporate uses.

In furtherance of management’s growth strategy, the Company registered $300 million of securities in a Registration Statement on Form S-3 (the “Shelf Registration”), which the SEC declared effective on September 26, 2013. The securities that the Company may sell under the Shelf Registration include common stock, preferred stock, debt securities, warrants, and subscription rights, and may be sold through one or more means of distribution and in one or more offerings. No shares have been issued under the Shelf Registration at the September 30, 2013.

On October 7, 2013, upon the approval of the Board in accordance with Nevada law, the Company filed Amended and Restated Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”), which became effective on October 15, 2013. The Reverse Split reduced the number of authorized shares of common stock from 665,000,000 to 66,500,000 shares. The number of authorized shares of the Company’s preferred stock was not reduced in connection with the Reverse Split and remains 10,000,000, with no such shares outstanding at this time. For more information on the Reverse Split, see Note 2—Financial Statement Presentation and Significant Accounting Policies and Note 17—Subsequent Events.

On October 11, 2013, the Company announced its intention to reincorporate in Delaware from Nevada through a merger into a newly formed Delaware limited liability company subsidiary of SGH Holdco, Inc. (“Holdings”), a newly formed Delaware corporation (the “Reincorporation”). Also on October 11, 2013, Holdings filed a Registration Statement/Prospectus on Form S-4 with the SEC in connection with the proposed Reincorporation, and on November 12, 2013, Holdings filed Amendment No.1 to the Registration Statement/Prospectus on Form S-4. In connection with the Reincorporation, the outstanding shares of Signature’s common stock will automatically be exchanged for the same number of shares of common stock of Holdings. The Reincorporation is subject to stockholder approval at a special meeting of stockholders, and, following the SEC’s review and approval of the Registration Statement/Prospectus, the Company will set the date of the special meeting and mail proxy materials to stockholders.

At September 30, 2013, Signature’s ‘continuing operations’ includes two operating segments, Industrial Supply and Signature Special Situations:

Industrial Supply. Headquartered in Burbank, California, Industrial Supply is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply’s niche is focused on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, and it also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply operates from eight warehouse locations across the United States, which facilitates next day ground shipping service to a broad section of its customer base.

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

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to its former businesses, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), as well as Cosmed, Inc. (“Cosmed”), which owns the product formulations of a line of anti-aging skin care products and was designated a discontinued operation in the fourth quarter of 2012. The assets and liabilities of discontinued operations are being managed to maximize cash recoveries and limit costs and exposures.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Signature, its wholly owned subsidiaries and its majority owned subsidiaries (collectively, the “Company”). The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in other income (expense) in the condensed consolidated statements of operations. The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost within other assets in the condensed consolidated balance sheets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or the “Commission”). Operating results for the nine months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013, and amended on April 30, 2013 (the “Annual Report”). Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

Reverse Stock Split

On October 7, 2013, the Company filed Amended and Restated Articles of Incorporation to effect the Reverse Split of its authorized, issued and outstanding shares of common stock (the “Old Common Stock”). Effective October 15, 2013, every ten shares of the Company’s Old Common Stock were exchanged for one share of the Company’s new common stock (the “New Common Stock”).  Following the Reverse Split, the Company has 66,500,000 shares of New Common Stock authorized, of which 12,213,219 shares of New Common Stock are issued and outstanding. In the Reverse Split, fractional share interests of New Common Stock were rounded up to the nearest whole number. After a twenty trading day period following the effective date of the Reverse Split, during which time the New Common Stock will be traded on the OTCQX under the trading symbol ‘SGGHD,’ the New Common Stock will trade on the OTCQX under the trading symbol ‘SGGH.’ All common stock share and per share information in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. See Note 17—Subsequent Events for additional information about the Reverse Split.

The Company’s significant accounting policies are disclosed in the Annual Report and, other than as described below, there have been no material changes to these accounting policies during the nine months ended September 30, 2013.

Cash and cash equivalents and restricted cash

Cash and cash equivalents include cash on hand, cash on deposit at financial institutions and other short-term liquid investments. Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid investment instruments with maturities of three months or less at the acquisition date are classified as cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash.

Recent accounting standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income (“accumulated OCI”) by component. In addition, ASU 2013-02 requires presentation, either on the face of the statements of operations or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. ASU 2013-02, which will increase disclosures for the Company as outlined above, is effective January 1, 2013. The adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances, by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets, excluding certain exceptions. ASU 2013-11 is effective prospectively for fiscal years beginning after December 31, 2013 and is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table presents cash and cash equivalents, within continuing operations, as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Noninterest-bearing deposits	$32,981	$17,332
Short-term money market funds	38,386	33,373
Loan servicing trust accounts	—	189
Total cash and cash equivalents	$71,367	$50,894

The following table presents restricted cash as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Noninterest-bearing deposits—securing a letter of credit	$784	$784
Noninterest-bearing deposits—legal settlement reserve funds	2,021	2,021
Total restricted cash	$2,805	$2,805

NOTE 4 — SECURITIES

Investment securities, available for sale

The following table presents investment securities, available for sale as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Corporate bonds	$—	$3,060
Investment securities, available for sale	$—	$3,060

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Amortized cost	$—	$2,836
Gross unrealized holding gains	—	224
Estimated fair value	$—	$3,060

In March 2013, the Company sold its remaining corporate bond position for $3.2 million and recognized a $0.4 million gain on sale of investment securities, available for sale. There were no individual investment securities with unrealized holding losses at December 31, 2012. No credit-related other-than-temporary impairment was recognized on investment securities, available for sale in the three or nine months ended September 30, 2013, and zero and $0.6 million was recognized in the three and nine months ended September 30, 2012, respectively.

Nonmarketable equity securities

The Company classifies nonmarketable equity securities in other noncurrent assets, or other current assets when the securities are held for sale, and are carried at the lower of cost or market. As of September 30, 2013, the Company held convertible preferred stock in a private company with which the Company has a commercial lending relationship, and common stock the Company received in exchange for its position in a private company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy.

The following table presents the carrying value of nonmarketable equity securities as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Common stock (other current assets)	$1,359	$1,940
Convertible preferred stock (other noncurrent assets)	800	800
	$2,159	$2,740

During the quarter ended September 30, 2013, the Company classified the common stock as held for sale and recorded other-than-temporary impairment of $0.6 million.

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Trade accounts receivable	$4,340	$3,803
Sales returns and allowances	(172)	(161)
	4,168	3,642
Allowance for uncollectible accounts	(35)	(35)
Trade accounts receivable, net	$4,133	$3,607

At September 30, 2013 and December 31, 2012, all of the trade receivables of Industrial Supply, totaling $4.3 million and $3.8 million, respectively, were pledged as collateral to secure outstanding balances on its line of credit and term loan.

NOTE 6 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications.

The following table presents the composition of the Company’s inventory as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Finished goods	$10,527	$10,272
Valuation adjustment for damaged inventory	(25)	(25)
	$10,502	$10,247

At September 30, 2013 and December 31, 2012, Industrial Supply’s inventory, totaling $10.5 million and $10.3 million, respectively, was pledged as collateral to secure outstanding balances on its line of credit and term loan.

NOTE 7 — LOANS RECEIVABLE, NET

The following table presents the Company’s loans receivable, net as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Residential real estate loans:
Unpaid principal balance	$—	$44,904
Discount	—	(22,695)
Recorded investment	—	22,209
Allowance for loan losses	—	—
Total residential real estate loans	—	22,209
Commercial real estate loans:
Unpaid principal balance	1,560	1,734
Discount	(11)	(12)
Recorded investment	1,549	1,722
Allowance for loan losses	(50)	(50)
Total commercial real estate loans	1,499	1,672
Commercial loans:
Revolving lines of credit	2,272	—
Term note unpaid principal balance	1,000	1,000
Term note discount	(446)	(509)
Recorded investment	2,826	491
Allowance for loan losses	—	—
Total commercial loans	2,826	491
Loans receivable, net	$4,325	$24,372

Loans receivable, net due within one year consists of the following as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Contractual principal payments due within one year(1):
Residential real estate loans	$—	$527
Commercial real estate loans	86	93
	86	620
Revolving lines of credit	2,272	—
Loans receivable, net due within one year	$2,358	$620

(1)	Excludes loans ninety or more days past due.

In the second quarter of 2013, the Company reclassified to held for sale and sold its remaining residential real estate loans (the “Residential Loans”). The aggregate carrying value of the Residential Loans, including accrued interest and servicing advances was $22.1 million. Proceeds of $27.1 million were received for the Residential Loans, resulting in a $5.0 million gain, classified as operating revenues of Signature Special Situations in the condensed consolidated statements of income.

Pro forma financial information

Had the Residential Loans been sold as of December 31, 2011, operating revenues of Signature Special Situations for the three and nine months ended September 30, 2012 would have been reduced by $0.7 million and $4.9 million, respectively, related to interest income and change in market valuation allowance recognized on the loans sold. Operating costs for loan servicing-related expenses would have been reduced by $18 thousand and $53 thousand for the three and nine months ended September 30, 2012, respectively. Loss from continuing operations and net loss would have increased by $0.7 million, or $0.06 per share, for the three months ended September 30, 2012, and would have increased by $4.9 million, or $0.42 per share, for the nine months ended September 30, 2012.

Had the Residential Loans been sold as of December 31, 2012, operating revenues of Signature Special Situations for the three and nine months ended September 30, 2013 would have been reduced by zero and $5.8 million, respectively, related to interest income and the gain on sale of the loans. Operating costs for loan servicing-related expenses would have been reduced by zero and $0.1 million for the three and nine months ended September 30, 2013, respectively. Loss from continuing operations and net loss would have increased by $5.7 million, or $0.48 per share, for the nine months ended September 30, 2013.

This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations for future periods or the results that would have been achieved if the sales of the Residential Loans had been consummated on the dates indicated. The unaudited pro forma financial information does not reflect any adjustments for nonrecurring items. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma financial information have been made. The unaudited pro forma financial information should be read in conjunction with the Company’s Annual Report.

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

Commercial loans are comprised of senior debt of a manufacturing company that specializes in retail store fixtures and merchandise displays and includes a revolving line of credit and term note that are secured by the assets of the borrower. The line of credit provides for maximum borrowings of $7.0 million, has an interest rate of the prime rate plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017. The $1.0 million term note has an interest rate of the prime rate plus 2.75%, with a floor of 5.75%, and matures on March 31, 2017, with interest due monthly. Draws on the revolving line of credit are subject to a borrowing base, with any outstanding balance due at maturity. Principal on the term note is due monthly beginning on April 1, 2015, with a final balloon payment due on March 31, 2017. At September 30, 2013 and December 31, 2012, the commercial loans were current and the borrower was in compliance with all loan covenants.

Nonaccrual, impaired and modified loans

As of September 30, 2013 and December 31, 2012, zero and $2.2 million of residential real estate loans were in nonaccrual status, respectively. No other loans receivable, net were in nonaccrual status as of September 30, 2013 or December 31, 2012, and there were no loans ninety days or more past due and accruing interest at September 30, 2013 or December 31, 2013. The nonaccrual residential real estate loans represented 10.1% of the $22.2 million recorded investment of all residential real estate loans and 9.1% of the $24.4 million recorded investment of all loans receivable, net as of December 31, 2012.

The average recorded investment of impaired loans receivable was $6.5 million and $11.9 million during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Interest income recognized on impaired loans receivable was $0.3 million and $1.2 million during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

At September 30, 2013, no loans classified as loans receivable, net were modified under troubled debt restructurings (“TDRs”) in the twelve months ended September 30, 2013, and three loans aggregating $0.2 million, classified as loans receivable, net at December 31, 2012, were modified under TDRs in 2012. There were no losses on TDRs in the three or nine months ended September 30, 2013 or in the year ended December 31, 2012. None of the loans modified under TDRs during the twelve months ended September 30, 2013 reached ninety or more days past due.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable.

Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of September 30, 2013 and December 31, 2012, based on recorded investment:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
September 30, 2013
Commercial real estate loans	$—	$—	$—	$—	$1,549	$1,549
Commercial loans:
Revolving lines of credit	—	—	—	—	2,272	2,272
Term note	—	—	—	—	554	554
Total commercial loans	—	—	—	—	2,826	2,826
Total	$—	$—	$—	$—	$4,375	$4,375
December 31, 2012
Residential real estate loans	$2,457	$569	$2,816	$5,842	$16,367	$22,209
Commercial real estate loans	—	—	—	—	1,722	$1,722
Commercial loans:
Revolving lines of credit	—	—	—	—	—	—
Term note	—	—	—	—	491	491
Total commercial loans	—	—	—	—	491	491
Total	$2,457	$569	$2,816	$5,842	$18,580	$24,422

NOTE 8 — DEBT

The following table presents the Company’s debt as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Lines of credit	$500	$1,000
Long-term debt:
Notes Payable	$37,246	$37,246
Term loan	6,000	6,900
Seller notes	1,173	2,906
Total long-term debt, including amounts due within one year	$44,419	$47,052

The following table represents the Company’s long-term debt due within one year as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Contractual principal payments due within one year:
Term loan	$1,200	$1,200
Seller notes	1,173	2,290
Long-term debt due within one year	$2,373	$3,490

Lines of credit

Lines of credit consists of Industrial Supply’s $8.0 million asset-based revolving line of credit, which matures in September 2014 and is subject to a borrowing base. At September 30, 2013 and December 31, 2012, outstanding borrowings on the revolving line of credit were $0.5 million and $1.0 million, respectively. As of September 30, 2013, available borrowing capacity under the revolving line of credit was $7.5 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on September 30, 2013, and is secured by all of the assets of Industrial Supply. Interest expense on lines of credit was $23 thousand and $8 thousand for the three months ended September 30, 2013 and 2012, respectively, and $72 thousand and $70 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Notes Payable

On July 16, 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”), the former holders of the TOPrS received $39.0 million in notes payable, due December 2016, bearing interest at 9.0% per annum (the “Notes Payable”). In 2012, the Company acquired and retired $1.8 million of the Notes Payable. Interest expense on the Notes Payable was $0.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Term loan

The term loan consists of Industrial Supply’s $8.0 million loan originally funded in September 2011 and maturing in September 2016, which had an outstanding balance of $6.0 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively. The term loan is subject to annual principal payments of $0.8 million in year one, $1.2 million in each of years two and three, $1.6 million in each of years four and five, with a balloon payment of any remaining principal balance due at maturity. The term loan has a variable interest rate based upon the lender’s base rate plus 1.00% per annum; as of September 30, 2013, the interest rate was 5.00%. The term loan is secured by all of the assets of Industrial Supply. Interest expense on the term loan was $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Seller notes

Seller notes are comprised of $5.0 million in obligations owed to the former owners of NABCO, issued in connection with the 2011 NABCO business combination. The seller notes had aggregate outstanding balances of $1.2 million and $2.9 million at September 30, 2013 and December 31, 2012, respectively. The seller notes mature on January 29, 2016 and are subject to scheduled quarterly principal payments and, subject to certain conditions, accelerated principal payments. Based on NABCO’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2012, $1.7 million of accelerated principal payments are due and payable in the year ending December 31, 2013. The seller notes bear interest at 6.00% per annum and interest is paid quarterly. Interest expense on the seller notes was $27 thousand and $59 thousand for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company was in compliance with all of the covenants under its debt agreements, which includes restrictions on dividends from Industrial Supply to Signature.

NOTE 9 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from Chapter 11 bankruptcy (the “Bankruptcy Proceedings”) on June 11, 2010 (the “Effective Date”), Signature issued warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date. As of September 30, 2013, the Warrants are 80% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share, as adjusted to reflect the Reverse Split. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the board of directors (the “Board”) under the Company’s director compensation program (the “Director Compensation Program”) that each triggered the pricing protection provisions of the Warrants. The restricted common stock issued to nonexecutive members of the Board in April 2011 reduced the exercise price of the Warrants to $6.90 per share, as adjusted to reflect the Reverse Split. In July 2011, the Company issued approximately 0.3 million shares of common stock, as adjusted to reflect the Reverse Split, as purchase consideration in the NABCO business combination. The NABCO business combination common stock was issued at $6.64 per share, as adjusted to reflect the Reverse Split, thereby reducing the exercise price of the Warrants to $6.64 per share, as adjusted to reflect the Reverse Split; however, the holders of approximately 79.3% of the Warrants waived the pricing protection provisions related to shares issued in the NABCO business combination and the exercise price related to those Warrants remains at $6.90 per share, as adjusted to reflect the Reverse Split. See Note 17—Subsequent Events for additional information related to the Reverse Split.

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense.

The following table presents changes in the fair value of the common stock warrant liability during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance	$7,500	$2,000	$2,350	$1,403
Change in fair value of common stock warrant liability	3,300	850	8,450	1,447
Ending balance	$10,800	$2,850	$10,800	$2,850

The following table summarizes the assumptions used to estimate the fair value of the common stock warrant liability during the periods indicated, as if the Reverse Split occurred on December 31, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Weighted averages)	2013	2012	2013	2012
Expected term (years)	4.1	7.2	5.3	7.6
Volatility	55.0%	51.0%	53.0%	49.5%
Risk-free rate	0.99%	1.07%	1.12%	1.36%
Exercise multiple	2.8	2.8	2.8	2.8
Market price of Signature common stock	$12.00	$4.60	$8.90	$3.60
Exercise price	$6.85	$6.85	$6.85	$6.85

NOTE 10 — INCOME TAXES

For the three months ended September 30, 2013 and 2012, income tax benefit was $7 thousand and $60 thousand, respectively. For the nine months ended September 30, 2013 and 2012, income tax expense was $86 thousand and $22 thousand, respectively. Income tax expense is primarily comprised of estimated income taxes due in jurisdictions where the Company does not have or cannot utilize its net operating loss tax carryforwards (“NOLs”). As of December 31, 2012, the Company had federal and California state NOLs of approximately $887.3 million and $976.9 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California state NOLs have either a 10-year or 20-year life and begin to expire in 2017.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax asset and as such, has placed a full valuation allowance of $374.3 million and $373.7 million on its deferred tax assets at September 30, 2013 and December 31, 2012, respectively.

In December 2012, the Internal Revenue Service (“IRS” or the “Service”), in preparation of its report to the Congressional Joint Committee on Taxation (the “Joint Committee”) related to the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, notified the Company of a proposed adjustment to the reported 2005 alternative minimum taxable income and associated tax (“AMT”). The Service identified a $2.6 million liability as a result of certain disallowed bad debt deductions identified in the 2006 tax year audit. In connection with this proposed adjustment, in February 2013, the Service notified the Company that it was examining the 2003, 2004, 2005 and 2008 tax years. The IRS has requested, and the Company has provided, documentation that the Company believes reduces the 2005 AMT liability to approximately $0.4 million, including $30 thousand of accrued interest through December 31, 2012. The Company remitted a $0.4 million payment to the IRS on January 31, 2013. The Company believes its proposed adjustments will, more likely than not, be allowed under the examination. Although the Company does not have any reason to believe that the Joint Committee will not approve the remainder of the tax refund, received in 2010, there is no assurance that such approval will be given by the Joint Committee or that additional issues will not be raised by the IRS or the Joint Committee during the examination. In July 2013, the IRS submitted its report to the Joint Committee.

NOTE 11 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Incentive Plan

The Company’s Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan (the “Incentive Plan”) provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 2.5 million shares of common stock, or its equivalent. As of September 30, 2013 and December 31, 2012, there were no stock appreciation rights or restricted stock units outstanding and there were 0.6 million and 0.9 million shares, respectively, available for grant under the Incentive Plan. The authorized and available share counts for the Incentive Plan have been adjusted for the Reverse Split. See Note 17—Subsequent Events for additional information related to the Reverse Split.

Director Compensation Program

The Director Compensation Program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member. These grants have a grant date fair value of $75 thousand per nonexecutive director, and vest on January 1 of the following year. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year. Beginning in January 2012, the director compensation awards have been granted under the Incentive Plan.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately up to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year.

The following table presents activity of nonvested restricted common stock for the periods indicated as if the Reverse Split occurred on December 31, 2011:

	Nine Months Ended September 30, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	357,522	$4.32	231,506	$5.96
Shares vested	(159,394)	3.53	(195,017)	4.18
Shares granted	128,134	5.27	321,033	3.05
Ending nonvested restricted shares	326,262	$5.08	357,522	$4.32

On August 6, 2012, upon the certification of the results of the vote of stockholders at the 2012 Annual Meeting of Stockholders, the seating of new Board members and the resignation of four independent directors that were not renominated, 111,112 shares of restricted common stock, as adjusted to reflect the Reverse Split, vested pursuant to the restricted common stock awards.

On May 3, 2013, in connection with his assumption of the duties of the Chief Executive Officer, the Board granted G. Christopher Colville 25,000 shares of restricted common stock, as adjusted to reflect the Reverse Split. The grant date fair value of the award was $138,750, based on the closing price of Signature’s common stock on the grant date. On June 4, 2013, Mr. Colville resigned as Chairman of the Board and interim Chief Executive Officer and, pursuant to his restricted common stock awards, 18,293 shares of restricted common stock granted in January 2013, and the 25,000 shares of restricted common stock granted on May 3, 2013, vested in full, both as adjusted to reflect the Reverse Split.

On June 5, 2013, in connection with his appointment as Chairman of the Board and Chief Executive Officer, Craig Bouchard, was granted 25,000 shares of restricted common stock, as adjusted to reflect the Reverse Split. The shares vest on January 1, 2014 and had a grant date fair value of $167,500.

On August 8, 2013, in connection with their election to the Board, the two new Board members were each granted 2,481 shares of restricted common stock, as adjusted to reflect the Reverse Split. The shares vest on January 1, 2014 and had an aggregate grant date fair value of $69,454.

Share-based compensation related to restricted common stock awards was $0.3 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the aggregate unamortized share-based compensation related to outstanding restricted common stock awards was $0.5 million and $0.7 million, respectively, and will be recognized over a weighted average period of 0.9 years and 1.6 years, respectively. See Note 17—Subsequent Events for additional information related to the Reverse Split.

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

The following table presents weighted average assumptions used in determining the $2.75 and $1.67 weighted average per share grant date fair value of common stock options granted in the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, as adjusted to reflect the Reverse Split:

(Weighted averages)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Expected volatility	55.0%	52.6%
Risk-free interest rate	1.15%	0.80%
Expected term (in years)	5.6	5.1
Dividend yield	0.0%	0.0%

The following table presents activity of nonvested common stock options during the periods indicated as if the Reverse Split occurred on December 31, 2011:

	Nine Months Ended September 30, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	872,373	$5.41	881,600	$5.72
Common stock options granted	205,000	9.52	184,600	3.57
Common stock options vested	(333,208)	5.47	(189,861)	5.11
Common stock options forfeited	(20,332)	3.62	(3,966)	3.00
Ending nonvested common stock options	723,833	$6.59	872,373	$5.41

On June 5, 2013, in connection with his appointment as Chairman of the Board and Chief Executive Officer, Mr. Bouchard, was granted options to purchase 200,000 shares common stock, as adjusted to reflect the Reverse Split. The common stock options vest 25% every six months following the grant date, have exercises prices of $8.50 for the first 50,000 common stock options and $10.00 for the remaining 150,000 common stock options, and had a grant date fair value of $549,714.

The following table presents activity of vested common stock options during the periods indicated as if the Reverse Split occurred on December 31, 2011:

	Nine Months Ended September 30, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	181,327	$5.21	—	$—
Common stock options exercised	(20,668)	3.00	(8,534)	3.00
Common stock options vested	333,208	5.47	189,861	5.11
Ending vested common stock options	493,867	$5.48	181,327	$5.21

The weighted average remaining contractual life for common stock options outstanding at September 30, 2013 and December 31, 2012 was 8.2 and 8.6 years, respectively, and the weighted average remaining contractual life for common stock options exercisable at September 30, 2013 was 7.8 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Intrinsic value of common stock options outstanding	$7,133	$106
Intrinsic value of common stock options exercisable	3,221	37

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Intrinsic value of common stock options exercised(1)	$137	$10
Fair value of common stock options vested(2)	615	327

(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.3 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, the aggregate unamortized share-based compensation related to outstanding common stock option awards was $0.9 million and will be recognized over a weighted average period of 1.2 years.

401(k) saving plan

In 2012, the Company implemented a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s cash compensation. Matching contributions under the Savings Plan during the three months ended September 30, 2013 and 2012 were $41 thousand and $30 thousand, respectively, and $0.1 million and $45 thousand during the nine months ended September 30, 2013 and 2012, respectively.

NOTE 12 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation of diluted earnings per share is determined using the treasury stock method, whereby the basic weighted average number of shares is increased by the dilutive effect of unvested restricted common stock awards, common stock options and the Warrants.

Unvested restricted common stock, common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise of common stock options or Warrants, or the unamortized share-based compensation of unvested restricted common stock are greater than the cost to reacquire the same number of shares at the average market price of Signature common stock during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the average market price of the Company’s common stock for the periods presented increases sufficiently. As a result of the net loss for the three and nine months ended September 30, 2013 and 2012, the impact of all outstanding unvested restricted common stock, common stock options and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated as if the Reverse Split occurred on December 31, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Loss from continuing operations	$(5,687)	$(2,166)	$(9,721)	$(4,683)
Loss from discontinued operations, net of income taxes	(172)	(462)	(827)	(3,082)
Net loss	(5,859)	(2,628)	(10,548)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Signature Group Holdings, Inc.	$(5,859)	$(2,628)	$(10,548)	$(7,765)
Weighted average basic and diluted shares outstanding	11,883,605	11,632,828	11,843,526	11,545,766
Basic and diluted loss per share:
Continuing operations	$(0.48)	$(0.19)	$(0.82)	$(0.40)
Discontinued operations	(0.01)	(0.04)	(0.07)	(0.27)
Basic and diluted loss per share	$(0.49)	$(0.23)	$(0.89)	$(0.67)

The following table provides details on the average market price of Signature common stock and the incremental shares that would have been included in the diluted shares outstanding computation for the three and nine months ended September 30, 2013 and 2012, as if the Reverse Split occurred on December 31, 2011, had they not been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average market price of Signature common stock	$11.89	$3.56	$7.76	$3.18
Anti-dilutive common stock equivalents:
Unvested restricted stock	275,151	99,421	233,483	67,640
Common stock options	514,924	2,718	215,406	400
Warrants	636,628	—	175,925	—
Total anti-dilutive common stock equivalents	1,426,703	102,139	624,814	68,040

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

Fair Value Estimates of Financial Instruments

The following tables present the carrying values and fair value estimates of financial instruments as of September 30, 2013 and December 31, 2012:

		September 30, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$71,367	$71,367
Restricted cash	Level 1	2,805	2,805
Loans receivable, net	Level 3	4,325	4,771
Preferred stock (other noncurrent assets)	Level 3	800	3,000
Common stock (other current assets)	Level 2	1,359	1,359
Discontinued operations:
Cash and cash equivalents	Level 1	114	114
Commercial real estate investments, net (other current assets)	Level 1	32	1,000
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$500	$500
Long-term debt:
Notes Payable	Level 1	37,246	35,477
Term loan	Level 3	6,000	6,000
Seller notes	Level 3	1,173	1,173
Common stock warrant liability	Level 3	10,800	10,800

		December 31, 2012
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$50,894	$50,894
Restricted cash	Level 1	2,805	2,805
Investment securities, available for sale	Level 1	3,060	3,060
Loans receivable, net	Level 3	24,372	24,850
Preferred stock (other noncurrent assets)	Level 3	800	2,000
Common stock (other noncurrent assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	162	162
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net (other assets)	Level 3	51	51
LIABILITIES
Continuing operations:
Lines of credit	Level 3	$1,000	$1,000
Long-term debt:
Notes Payable	Level 1	37,246	34,732
Term loan	Level 3	6,900	6,900
Seller notes	Level 3	2,906	2,906
Common stock warrant liability	Level 3	2,350	2,350

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument at September 30, 2013 and December 31, 2012:

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

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

The estimated fair value of the residential real estate loans was based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

The estimated fair value of the commercial term note is based on a discounted cash flow analysis, which includes assumptions about the amount and timing of expected future cash flows, discounted at rates that reflect the inherent credit, liquidity and uncertainty risks associated with the underlying borrower.

Preferred stock

Preferred stock consists of 4.00% cumulative convertible preferred stock of a privately held commercial loan borrower of Signature Special Situations and is classified in other noncurrent assets. The preferred stock has a stated value of $2.0 million and is convertible to 45.0% of the common stock of the company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple and a control discount.

Common stock

Common stock consists of securities the Company received in exchange for its position in a privately held company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy and is classified in other current assets. As of September 30, 2013, although the securities are held for sale, there was no readily determinable fair value for the common stock. The estimated fair value of common stock is based on recent sales reported in the grey market reported by OTC Markets.

FHLB stock

Federal Home Loan Bank (“FHLB”) stock was classified in assets of discontinued operations and recorded at cost. FIL was previously a member of the FHLB of San Francisco and, accordingly, was required to purchase stock in order to maintain a borrowing relationship. On July 26, 2013, the Company redeemed the FHLB stock and received $2.1 million in cash.

Commercial real estate investments, net

Commercial real estate investments, net is classified in assets of discontinued operations and includes participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance under the Community Reinvestment Act (“CRA”). The fair value of commercial real estate investments is based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analyses. At September 30, 2013, the estimated fair value is based on the public announcement of a tender offer for a company in which FIL held an investment. Prior to the announcement, there were limited divestiture options for the investment.

Lines of credit

Lines of credit are short-term borrowing facilities, used primarily to support ongoing operations. The carrying value is a reasonable estimate of fair value, as these instruments have short-term maturities and market interest rates.

Long-term debt

Long-term debt includes Notes Payable, term loan and seller notes. The fair value of Notes Payable is based on quoted market prices. The fair value of the term loan is based on the market characteristics of the loan terms, including a variable interest rate, scheduled principal amortization and maturity date, generally consistent with market terms. The fair value of the seller notes is based on the market characteristics of the loan terms, scheduled and accelerated principal amortization and maturity date, generally consistent with market terms.

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

The following table presents the Company’s assets and liabilities measured at estimated fair value based on the fair value hierarchy on a recurring and nonrecurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
September 30, 2013
Liabilities:
Common stock warrant liability	$—	$—	$10,800	$10,800
December 31, 2012
Assets:
Investment securities, available for sale	$3,060	$—	$—	$3,060
Liabilities:
Common stock warrant liability	$—	$—	$2,350	$2,350
Nonrecurring fair value measurements:
September 30, 2013
Assets:
Common stock (other current assets)	$—	$1,359	$—	$1,359
Real estate owned, net (discontinued operations)	—	—	95	95
December 31, 2012
Assets:
Real estate owned, net (discontinued operations)	$—	$—	$830	$830
Commercial real estate investments, net (other current assets – discontinued operations)	—	—	51	51

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended September 30, 2013
Common stock warrant liability	$7,500	$(3,300)	$—	$—	$—	$—	$10,800
Three Months Ended September 30, 2012
Contingent consideration	$3,746	$(76)	$—	$—	$—	$—	$3,822
Common stock warrant liability	2,000	(850)	—	—	—	—	2,850
Nine Months Ended September 30, 2013
Common stock warrant liability	$2,350	$(8,450)	$—	$—	$—	$—	$10,800
Nine Months Ended September 30, 2012
Contingent consideration	$3,597	$(225)	$—	$—	$—	$—	$3,822
Common stock warrant liability	1,403	(1,447)	—	—	—	—	2,850

The following table summarizes the total gains (losses) on assets and liabilities recorded on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Loans held for sale, net(1):
Continuing operations	$—	$—	$—	$2,776
Discontinued operations	—	14	—	(1,062)
Common stock (other current assets)	(581)	—	(581)	—
Real estate owned, net (discontinued operations)	—	(22)	(283)	(711)
Commercial real estate investments, net (other current assets – discontinued operations)	—	—	—	(121)
	$(581)	$(8)	$(864)	$882

(1)

Loans held for sale, net were measured at fair value as of March 31, 2012, however, they do not appear in the table presenting financial and nonfinancial assets and liabilities measured using nonrecurring fair value measurements at September 30, 2013 and December 31, 2012 above, as there were no loans classified as held for sale as of those dates.

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation.

The following tables presents quantitative information about the valuation techniques and unobservable inputs applied to Level 2 and Level 3 recurring and nonrecurring fair value measurements as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Estimated Fair Value September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Common stock (other current assets)	$1,359	Market approach	Broker sales data	$5.00 - $5.75 per share ($5.04)
			Estimated selling costs	0.6% - 2.8% (0.7%)
Real estate owned, net (discontinued operations)	95	Market approach	Marketability discounts	20.0%(20.0%)
			Estimated selling costs	8.0%(8.0%)
Liabilities:
Common stock warrant liability	$10,800	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	55.0%(53.0%)
			Expected term	3.9 - 4.1 years (4.1 years)

(Dollars in thousands)	Estimated Fair Value December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net (discontinued operations)	$830	Market approach	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
Commercial real estate investments, net (other current assets—discontinued operations)	51	Market approach	Marketability discounts	60.0% - 90.0% (85.0%)
			Control discount	25.0% (25.0%)
Liabilities:
Common stock warrant liability	$2,350	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	51.0%(51.0%)
			Expected term	7.1 - 7.2 years (7.1 years)

Significant unobservable inputs used in the fair value measurement of common stock are broker sales data and estimated selling costs. The Company utilizes third party brokers, grey market sale data reported by OTC Markets and estimated selling costs based on third party brokers. A significant increase in the share price would result in an increase in the estimated fair value of the common stock, while a decrease would result in a decrease in the estimated fair value.

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

Significant unobservable inputs used in the fair value measurement of the common stock warrant liability include an exercise multiple, volatility and expected term. The Company uses these unobservable inputs in a trinomial lattice option pricing model. Significant increases in the exercise multiple or significant decreases in volatility or the expected term would result in a decrease in the estimated fair value of the common stock warrant liability, while significant decreases in the exercise multiple or significant increases in volatility or the expected term would result in an increase in the estimated fair value of the common stock warrant liability.

NOTE 14 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two operating segments: Industrial Supply and Signature Special Situations. A third segment consists of discontinued operations, which includes assets and liabilities from Fremont’s former businesses and the operations of Cosmed. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other.

The following tables present the operating results and other key financial measures for each of the Company’s segments as of and for the periods indicated:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2013
Operating revenues from external customers	$10,230	$(453)	$—	$—	$9,777	$31	$9,808
Intersegment operating revenues	—	102	—	(102)	—	—	—
Operating costs	8,492	4	3,776	(102)	12,170	482	12,652
Other income (expense)	—	(14)	(3,287)	—	(3,301)	279	(3,022)
Earnings (loss) before income taxes	1,738	(369)	(7,063)	—	(5,694)	(172)	(5,866)
Income tax expense (benefit)	828	(214)	(621)	—	(7)	—	(7)
Net earnings (loss)	910	(155)	(6,442)	—	(5,687)	(172)	(5,859)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$910	$(155)	$(6,442)	$—	$(5,687)	$(172)	$(5,859)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2012
Operating revenues from external customers	$10,203	$1,121	$—	$—	$11,324	$(28)	$11,296
Intersegment operating revenues	—	102	270	(372)	—	—	—
Operating costs	8,489	306	4,217	(372)	12,640	1,221	13,861
Other income (expense)	(76)	—	(834)	—	(910)	787	(123)
Earnings (loss) before income taxes	1,638	917	(4,781)	—	(2,226)	(462)	(2,688)
Income tax expense (benefit)	741	664	(1,465)	—	(60)	—	(60)
Net earnings (loss)	897	253	(3,316)	—	(2,166)	(462)	(2,628)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$897	$253	$(3,316)	$—	$(2,166)	$(462)	$(2,628)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2013
Operating revenues from external customers	$28,054	$6,165	$—	$—	$34,219	$(61)	$34,158
Intersegment operating revenues	—	303	316	(619)	—	—	—
Operating costs	23,371	411	12,341	(619)	35,504	1,712	37,216
Other income (expense)	—	(14)	(8,336)	—	(8,350)	946	(7,404)
Earnings (loss) before income taxes	4,683	6,043	(20,361)	—	(9,635)	(827)	(10,462)
Income tax expense (benefit)	1,978	2,284	(4,176)	—	86	—	86
Net earnings (loss)	2,705	3,579	(16,185)	—	(9,721)	(827)	(10,548)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,705	$3,579	$(16,185)	$—	$(9,721)	$(827)	$(10,548)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2012
Operating revenues from external customers	$27,107	$5,631	$—	$—	$32,738	$953	$33,691
Intersegment operating revenues	—	304	680	(984)	—	—	—
Operating costs	22,924	786	13,450	(984)	36,176	4,979	41,155
Other income (expense)	(225)	—	(998)	—	(1,223)	948	(275)
Earnings (loss) before income taxes	3,958	5,149	(13,768)	—	(4,661)	(3,078)	(7,739)
Income tax expense (benefit)	1,668	696	(2,342)	—	22	4	26
Net earnings (loss)	2,290	4,453	(11,426)	—	(4,683)	(3,082)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,290	$4,453	$(11,426)	$—	$(4,683)	$(3,082)	$(7,765)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
September 30, 2013
Current assets	$14,921	$8,844	$69,515	$—	$93,280	$687	$93,967
Total assets	36,227	16,424	79,858	(15,082)	117,427	1,268	118,695
December 31, 2012
Current assets	$15,253	$12,229	$45,017	$—	$72,499	$3,614	$76,113
Total assets	37,667	43,230	72,758	(32,208)	121,447	4,264	125,711
Segment liabilities:
September 30, 2013
Current liabilities	$5,596	$15	$2,174	$—	$7,785	$2,065	$9,850
Total liabilities	21,865	3,662	50,397	(15,082)	60,842	8,815	69,657
December 31, 2012
Current liabilities	$10,864	$103	$754	$—	$11,721	$2,292	$14,013
Total liabilities	26,012	23,539	40,350	(32,208)	57,693	9,792	67,485

NOTE 15 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the periods indicated:

Assets and Liabilities of Discontinued Operations

(Dollars in thousands)	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$114	$162
Inventory	433	516
FHLB stock	—	2,051
Real estate owned, net	95	830
Other current assets	45	55
Total current assets of discontinued operations	687	3,614
Intangible assets, net	149	196
Goodwill	400	400
Other noncurrent assets	32	54
Assets of discontinued operations	$1,268	$4,264

Current liabilities:
Litigation reserve	$1,852	$1,775
Trade payables	189	361
Unclaimed property	19	153
Other current liabilities	5	3
Total current liabilities of discontinued operations	2,065	2,292
Repurchase reserve	6,750	7,500
Liabilities of discontinued operations	$8,815	$9,792

Statements of Operations of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Operating revenues and other income (expense)	$310	$759	$885	$1,901
Operating costs	482	1,221	1,712	4,979
Loss from discontinued operations before income taxes	(172)	(462)	(827)	(3,078)
Income tax expense	—	—	—	4
Loss from discontinued operations, net of income taxes	$(172)	$(462)	$(827)	$(3,082)

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

Real estate owned, net

REO, net consists of single-family residential properties acquired through, or in lieu of, foreclosure of loans secured by the properties and is reported at the lower of cost or estimated fair value, net of estimated selling or disposal costs (“net realizable value”). At September 30, 2013 and December 31, 2012, REO was comprised of one and seven properties, respectively.

Other assets

Other assets include $32 thousand of an investment interest in a community development project that FIL previously maintained for compliance under the CRA, and $45 thousand of prepaid expenses and deposits at September 30, 2013. At December 31, 2012, other assets include $51 thousand of investment interests in community development projects and similar types of loans and investments and $47 thousand of prepaid expenses and deposits.

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

Total outstanding repurchase claims at September 30, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $63.1 million in claims, or 62.0% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $10.3 million in claims, or 10.2% of total claims outstanding; and

•	for more than twenty-four months, but less than thirty-six months, in the case of $28.3 million in claims, or 27.8% of total claims outstanding.

There were no repurchase claims received or settled during the nine months ended September 30, 2013. The repurchase reserve liability was $6.8 million and $7.5 million at September 30, 2013 and December 31, 2012, respectively. Recoveries of provisions for repurchase reserves were $0.2 million for each of the three months ended September 31, 2013 and 2012, and $0.7 million for each of the nine months ended September 30, 2013 and 2012.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss may change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of loss represents what the Company believes to be an estimate of loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

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

On April 27, 2009, FRC filed a cross-complaint against Mr. Faigin in the California Superior Court for breach of confidence, breach of fiduciary duty, representing conflicting interests and indemnification; and the Company is seeking $4.6 million in damages. On June 9, 2009, the California Superior Court dismissed the cross-complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this cross-complaint and on August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s cross-complaint causes of action against Mr. Faigin for breach of fiduciary duty and breach of confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches. A trial is currently scheduled for April 2014.

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

RMBS Defense, Indemnity and Contribution Matters. In connection with residential mortgage-backed securities offerings (“RMBS offerings”) involving loans originated by FIL, either or both FIL and its subsidiary entered into loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS actions”), where the Company or its former businesses is not a named defendant. The Company has received demands for defense, indemnity and contribution from defendants in various residential mortgage-backed securities RMBS actions. The Company has rejected each of these demands, as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or its former businesses. There is no assurance that the Company or its former businesses will not be named as defendants in additional RMBS related litigation or receive additional demands for defense, indemnity and contribution. It is the Company’s intention to vigorously defend any claims seeking defense, indemnity or contribution, but the Company cannot presently predict whether such claims will be pursued or what the outcome would be.

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

Unpaid Claims. As of September 30, 2013, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the Colburn and Walker claims totaling $5.1 million, as described above.

NOTE 17 — SUBSEQUENT EVENTS

Reincorporation—Form S-4

On October 11, 2013, Holdings filed a Registration Statement/Prospectus on Form S-4 with the SEC to effectuate the proposed Reincorporation of the Company from Nevada to Delaware through a merger that would result in the Company becoming a wholly owned limited liability company subsidiary of Holdings. On November 12, 2013, Holdings filed Amendment No. 1 to the Registration Statement/Prospectus on Form S-4. As a result of the merger, Holdings will be the publicly held corporation through which the Company’s common stock will be traded. The Reincorporation must be approved by a vote of stockholders at a special meeting of stockholders, and, following the SEC’s review and approval of the Registration Statement/Prospectus, the Company will set the date of such special meeting and mail proxy materials to stockholders.

Reverse Stock Split

On October 7, 2013, the Company filed Amended and Restated Articles of Incorporation to effect the Reverse Split of its Old Common Stock. Effective October 15, 2013, every ten shares of Old Common Stock were exchanged for one share of New Common Stock. The aggregate fractional share interests of each holder of New Common Stock were rounded up to the nearest whole number. Following the Reverse Split, the Company has 66,500,000 shares of New Common Stock authorized and, as of October 15, 2013, 12,213,219 shares of New Common Stock issued and outstanding. The New Common Stock will continue to trade on the OTCQX under the trading symbol ‘SGGH’ following a twenty trading day period after the effective date of the Reverse Split (during which time the trading symbol will be ‘SGGHD’).  The number of authorized shares of the Company’s preferred stock was not reduced in connection with the Reverse Split and remains 10,000,000, with no such shares outstanding at this time.

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

Certain statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Report”), including, without limitation, matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and in our Annual Report on Form 10-K for the annual period ended December 31, 2012, as filed on April 1, 2013, and amended on April 30, 2013 (the “Annual Report”). We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;

•	our ability to achieve future profitability;

•	our ability to control operating costs and other expenses;

•	our ability to raise additional debt and equity capital, including through rights offerings, on acceptable terms and on a timely basis;

•	our ability to use federal and state net operating loss tax carryforwards (“NOLs”) and recognize future tax benefits;

•	general economic conditions may be worse than expected;

•	competition among other companies with whom we compete may increase significantly;

•	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;

•	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;

•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC” or the “Commission”) and the Public Company Accounting Oversight Board;

•	changes in laws or government regulations or policies affecting our legacy businesses related to residential mortgage lending and servicing, which are now a part of discontinued operations;

•	the impact of current or new litigation matters, or changes in litigation strategies brought against us in our current businesses or Fremont’s former businesses;

•

our ability to successfully defend against demands by investment banks for defense, indemnity and contribution where the banks have been sued in actions concerning their activities relating to securitizations involving loans originated by Fremont and its former businesses;

•	our ability to obtain stockholder approval for, successfully complete, and realize the expected benefits of the proposed Reincorporation;

•	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and

•	other factors, risks and uncertainties described in the Annual Report under Part I, Item 1A “Risk Factors,” as may be supplemented in our other filings with the Commission from time to time.

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

OVERVIEW AND RECENT EVENTS

Signature Group Holdings, Inc. (“Signature,” the “Company,” “we,” “us” or “our”) was incorporated as Fremont General Corporation (“Fremont”) in 1972. On June 11, 2010 (the “Effective Date”), Fremont completed a plan of reorganization (the “Plan of Reorganization”) and emerged from Chapter 11 bankruptcy proceedings (the “Bankruptcy Proceedings”) with (i) the present name, (ii) nine new board members and a new management team, (iii) a substantial amount of NOLs, which, as of December 31, 2012, included federal and California state NOLs of $887.3 million and $976.9 million, respectively, and (iv) publicly traded common stock.

Since the Effective Date, management has repositioned the Company through the divestiture of non-core legacy assets, becoming a timely filer with the SEC, settling and resolving a substantial number of legacy legal actions, making select investments through Signature Special Situations and acquiring North American Breaker Co., LLC (“NABCO” or “Industrial Supply”) on July 29, 2011, its wholly owned specialty industrial supply company. Management, under the guidance of the board of directors (the “Board”), expects to grow the Company through additional acquisitions, as well as through organic efforts within existing operations.

On July 16, 2013, at our 2013 Annual Meeting of Stockholders, our stockholders approved a Board-recommended initiative to increase the authorized common stock share count to 665,000,000 to support our acquisition and capital raising efforts, and other corporate uses.

In furtherance of management’s growth strategy, we registered $300 million of securities in a Registration Statement on Form S-3 (the “Shelf Registration”), which the SEC declared effective on September 26, 2013. We may sell common stock, preferred stock, debt securities, warrants, and subscription rights under the Shelf Registration, and may be sold through one or more means of distribution and in one or more offerings. No shares have been issued under the Shelf Registration at September 30, 2013.

On October 7, 2013, upon the approval of the Board in accordance with Nevada law, we filed Amended and Restated Articles of Incorporation to effect a one-for-ten reverse stock split (the “Reverse Split”), which became effective on October 15, 2013. The Reverse Split reduced the number of authorized shares of common stock from 665,000,000 to 66,500,000 shares. The number of authorized shares of our preferred stock was not reduced in connection with the Reverse Split and remains 10,000,000, with no such shares outstanding at this time.

On October 11, 2013, we announced our intention to reincorporate in Delaware through a merger into a newly formed Delaware limited liability company subsidiary of SGH Holdco, Inc. (“Holdings”), a newly formed Delaware corporation (the “Reincorporation”). Also on October 11, 2013, Holdings filed a Registration Statement/Prospectus on Form S-4 with the SEC in connection with the proposed Reincorporation, under which the outstanding shares of Signature’s common stock will automatically be exchanged for the same number of shares of common stock of Holdings, and on November 12, 2013, Holdings filed Amendment No.1 to Form S-4. The Reincorporation is subject to stockholder approval, at a special meeting of stockholders, and, following the SEC’s review and approval of the Registration Statement/Prospectus, we will set the date of such special meeting and mail proxy materials to stockholders.

Presentation

The Company’s unaudited condensed consolidated financial statements included in this Report and this MD&A present the Company’s financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating subsidiaries and our growth strategies, as well as ongoing general corporate functions are included in continuing operations.

The Company’s operations include two principal operating segments: Industrial Supply and Signature Special Situations.

Industrial Supply. Industrial Supply, headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply focuses on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, and we also supply residential circuit breakers. Industrial Supply operates from eight warehouse locations across the United States, which enables it to improve customer delivery times, a key attribute of our service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Signature Special Situations. Signature Special Situations selectively acquires sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. We may also originate secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring, or take positions in corporate bonds and other structured debt instruments, which may be performing, sub-performing or nonperforming, as well as other specialized financial assets. Based on our periodic analysis of individual investments and portfolios, we may also opportunistically exit investment positions when the benefits of holding the assets no longer outweigh the benefits of selling them. During the second quarter of 2013, a majority of Signature Special Situations’ assets, specifically its portfolio of residential real estate loans, were sold generating cash proceeds of $27.1 million and a gain of $5.0 million. The proceeds are expected to be used in our acquisition efforts and to support the organic growth of our other businesses.

Our operations also include a discontinued operations segment, where we hold and manage certain assets and liabilities related to the former businesses of Fremont and Cosmed, Inc., a small majority-owned cosmetics company, for which management and the Board have formally adopted plans of disposal. These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company.

Critical Accounting Policies

Our accounting and reporting policies conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities, and operating revenues and costs included in the condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying management’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

Q3-2013 Highlights

•

Industrial Supply continued to expand its geographic footprint with the opening of two new warehouse locations during the quarter – Charlotte, North Carolina on July 1, and Birmingham, Alabama on September 1.  Subsequent to quarter end, Industrial Supply became an international supplier with the opening of its first warehouse location outside of the United States on November 1, in Toronto, Canada.

•

Signature Special Situations took an impairment charge related to a nonmarketable equity security interest in conjunction with our decision to sell the asset.  Subsequent to quarter end, the equity interest was sold for cash proceeds of $1.4 million, which approximated its carrying value at September 30, 2013.

•	Corporate and Other expenses declined during the quarter as we realized the benefits of previous staff reductions and other cost cutting measures.

The following table presents selected components of our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Operating revenues	$9,777	$11,324	$34,219	$32,738
Operating costs	12,170	12,640	35,504	36,176
Operating loss	(2,393)	(1,316)	(1,285)	(3,438)
Other income (expense)	(3,301)	(910)	(8,350)	(1,223)
Loss from continuing operations before income taxes	(5,694)	(2,226)	(9,635)	(4,661)
Income tax expense (benefit)	(7)	(60)	86	22
Loss from continuing operations	(5,687)	(2,166)	(9,721)	(4,683)
Loss from discontinued operations, net of income taxes	(172)	(462)	(827)	(3,082)
Net loss	(5,859)	(2,628)	(10,548)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Signature Group Holdings, Inc.	$(5,859)	$(2,628)	$(10,548)	$(7,765)

Consolidated Results of Operations — Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

As discussed and analyzed in more detail below in “Segment Results of Operations,” our net loss for the three months ended September 30, 2013 increased $3.3 million to $5.9 million, from a $2.6 million net loss for the three months ended September 30, 2012. The increase was primarily due to a $3.5 million increase in loss from continuing operations, offset by a reduction in loss from discontinued operations, net of income taxes. The loss from continuing operations was $5.7 million in the three months ended September 30, 2013, as compared to a loss of $2.2 million in the three months ended September 30, 2012. The $3.5 million increase in loss from continuing operations was primarily due to a $3.3 million noncash charge related to the common stock warrant liability. Loss from discontinued operations decreased $0.3 million to $0.2 million in the three months ended September 30, 2013, as compared to $0.5 million in the three months ended September 30, 2012, as the activities in discontinued operations continue to be reduced.

Consolidated Results of Operations — Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

As discussed and analyzed in more detail below in “Segment Results of Operations,” our net loss for the nine months ended September 30, 2013 increased $2.7 million to $10.5 million, from a $7.8 million net loss reported for the nine months ended September 30, 2012. The increase in net loss was due to an increase in loss from continuing operations, offset by a decrease in loss from discontinued operations, net of income taxes. The loss from continuing operations was $9.7 million in the nine months ended September 30, 2013, as compared to a loss of $4.7 million in the nine months ended September 30, 2012. Loss from discontinued operations decreased $2.3 million to $0.8 million in the nine months ended September 30, 2013, as compared to $3.1 million in the nine months ended September 30, 2012, as the activities in discontinued operations continue to be reduced.

Segment Information

The following tables present our segment results of operations for the three months ended September 30, 2013 and 2012:

(Dollars in thousands)	Continuing Operations					Discontinued Operations	Total
	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total
Three Months Ended September 30, 2013
Operating revenues:
Net sales	$10,230	$—	$—	$—	$10,230	$4	$10,234
Interest	—	230	—	(102)	128	27	155
Impairment of nonmarketable equity securities	—	(581)	—	—	(581)	—	(581)
Total operating revenues	10,230	(351)	—	(102)	9,777	31	9,808
Operating costs:
Cost of goods sold	6,481	—	—	—	6,481	17	6,498
Selling, general and administrative	533	4	534	—	1,071	116	1,187
Compensation	691	—	1,420	—	2,111	50	2,161
Professional fees	141	—	984	—	1,125	283	1,408
Interest expense	249	—	838	(102)	985	—	985
Amortization of intangibles	397	—	—	—	397	16	413
Total operating costs	8,492	4	3,776	(102)	12,170	482	12,652
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(3,300)	—	(3,300)	—	(3,300)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	—	(14)	13	—	(1)	29	28
Total other income (expense)	—	(14)	(3,287)	—	(3,301)	279	(3,022)
Earnings (loss) before income taxes	1,738	(369)	(7,063)	—	(5,694)	(172)	(5,866)
Income tax expense (benefit)	828	(214)	(621)	—	(7)	—	(7)
Net earnings (loss)	910	(155)	(6,442)	—	(5,687)	(172)	(5,859)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$910	$(155)	$(6,442)	$—	$(5,687)	$(172)	$(5,859)

(Dollars in thousands)	Continuing Operations					Discontinued Operations	Total
	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total
Three Months Ended September 30, 2012
Operating revenues:
Net sales	$10,203	$—	$—	$—	$10,203	$77	$10,280
Interest	—	1,163	270	(372)	1,061	3	1,064
Discount recognized on payoff of loans receivable, net	—	60	—	—	60	—	60
Gain on real estate owned	—	—	—	—	—	28	28
Gain on loans held for sale	—	—	—	—	—	(140)	(140)
Other operating revenues, net	—	—	—	—	—	4	4
Total operating revenues	10,203	1,223	270	(372)	11,324	(28)	11,296
Operating costs:
Cost of goods sold	6,416	—	—	—	6,416	66	6,482
Selling, general and administrative	430	36	865	—	1,331	(76)	1,255
Compensation	623	—	1,557	—	2,180	59	2,239
Professional fees	158	—	957	—	1,115	1,154	2,269
Interest expense	276	270	838	(372)	1,012	—	1,012
Amortization of intangibles	586	—	—	—	586	18	604
Total operating costs	8,489	306	4,217	(372)	12,640	1,221	13,861
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(850)	—	(850)	—	(850)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	(76)	—	16	—	(60)	537	477
Total other income (expense)	(76)	—	(834)	—	(910)	787	(123)
Earnings (loss) before income taxes	1,638	917	(4,781)	—	(2,226)	(462)	(2,688)
Income tax expense (benefit)	741	664	(1,465)	—	(60)	—	(60)
Net earnings (loss)	897	253	(3,316)	—	(2,166)	(462)	(2,628)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$897	$253	$(3,316)	$—	$(2,166)	$(462)	$(2,628)

Segment Results of Operations — Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Industrial Supply

General

For the three months ended September 30, 2013, Industrial Supply generated net earnings of $0.9 million on $10.2 million in net sales, a profit margin of 8.9%, which was flat compared to net earnings of $0.9 million on $10.2 million in net sales for the three months ended September 30, 2012.

Management believes Adjusted EBITDA, discussed below in “Reconciliation of Non-GAAP Financial Measures,” is another important metric to assess the performance of Industrial Supply. Adjusted EBITDA fell to $2.4 million for the three months ended September 30, 2013, as compared to $2.6 million for the three months ended September 30, 2012, driven by slightly lower gross margins.

Operating revenues

Operating revenues from Industrial Supply were $10.2 million for each of the three months ended September 30, 2013 and 2012. Although new warehouse locations were opened during each of the second and third quarters, they did not have a material impact on the quarterly results.

Operating costs

Operating costs at Industrial Supply were $8.5 million for each the three months ended September 30, 2013 and 2012. Although operating costs remained stable in the aggregate, we saw a $0.2 million decrease in amortization of intangibles, offset by $0.1 million increases in selling, general and administrative expense and in compensation expense.

Gross margin fell to 36.6% for the three months ended September 30, 2013, as compared to 37.1% for the three months ended September 30, 2012, and 37.4% in the three months ended June 30, 2013. The decline in gross margin is primarily attributable to Industrial Supply’s recent warehouse expansion.

Signature Special Situations

General

For the three months ended September 30, 2013, the net loss from Signature Special Situations was $0.2 million, on $0.4 million of negative operating revenues, as compared to $0.3 million of net earnings for the three months ended September 30, 2012, on $1.2 million of operating revenues.

As a result of the sale of the residential loans in the quarter ended June 30, 2013, the asset base of Signature Special Situations has been significantly reduced and ongoing results of this segment are likely to be substantially lower than historical results.

Operating revenues

Operating revenues from Signature Special Situations decreased $1.6 million to negative $0.4 million for the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012. The decrease in operating revenues is primarily related to a $1.0 million decrease in interest income, resulting from the sale of our residential loan portfolio in the second quarter, and a noncash $0.6 million impairment charge on nonmarketable equity securities we received in exchange for its position in a private company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy.

Interest income

Interest income decreased $1.0 million to $0.2 million during the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012. The decrease in interest income is primarily related to a $26.2 million decrease in average interest-earning assets, to $9.8 million during the three months ended September 30, 2013, as compared to $36.0 million during the three months ended September 30, 2012.

Operating costs

Operating costs decreased $0.3 million to zero for the three months ended September 30, 2013, as compared to $0.3 million for the three months ended September 30, 2012, primarily related to a decrease in intercompany interest expense associated with the repayment of intercompany debt.

Corporate and Other

General

Amounts reflected in Corporate and Other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

The net loss reported in Corporate and Other increased by $3.1 million to $6.4 million for the three months ended September 30, 2013, as compared to $3.3 million for the three months ended September 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $2.7 million to a net expense of $3.3 million for the three months ended September 30, 2013, as compared to a net expense of $0.6 million for the three months ended September 30, 2012. The increase in net expense is primarily related to the change in fair value of the common stock warrant liability during the three months ended September 30, 2013, based largely upon the 31.9% increase in our common stock price from June 30, 2013. The increased liability resulted in a $3.3 million expense for the three months ended September 30, 2013, as compared to $0.9 million of expense in the three months ended September 30, 2012. Additionally, intercompany interest income decreased by $0.3 million to zero in the three months ended September 30, 2013 associated with the repayment of intercompany debt, as compared to the three months ended September 30, 2012.

Operating costs

Total operating costs from Corporate and Other decreased $0.4 million to $3.8 million for the three months ended September 30, 2013, as compared to $4.2 million for the three months ended September 30, 2012. The decrease is primarily due to a $0.1 million reduction in compensation and a $0.3 million decrease in selling, general and administrative expenses, largely related to lower professional fees.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations of the former businesses of the Company, including certain of Fremont’s former operations and Cosmed. Loss from discontinued operations, net of income taxes decreased $0.3 million to $0.2 million for the three months ended September 30, 2013, as compared to $0.5 million for the three months ended September 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations fell $0.5 million to $0.3 million of net operating revenues in the three months ended September 30, 2013, as compared to net operating revenues of $0.8 million for the three months ended September 30, 2012. The decrease was largely due to a $0.5 million legal settlement received in the third quarter of 2012 that was one-time in nature.

Operating costs

Operating costs from discontinued operations decreased $0.7 million to $0.5 million for the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012. The decrease in operating costs is primarily related to an $0.8 million decrease in professional expenses as a result of the resolution of outstanding legal matters.

The following tables present our segment results of operations for the nine months ended September 30, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2013
Operating revenues:
Net sales	$28,054	$—	$—	$—	$28,054	$35	$28,089
Interest	—	1,563	316	(619)	1,260	57	1,317
Gain on investment securities, available for sale	—	380	—	—	380	—	380
Impairment of nonmarketable equity securities	—	(581)	—	—	(581)	—	(581)
Discount recognized on payoff of loans receivable, net	—	80	—	—	80	—	80
Loss on real estate owned	—	—	—	—	—	(153)	(153)
Gain on loans held for sale	—	5,026	—	—	5,026	—	5,026
Total operating revenues	28,054	6,468	316	(619)	34,219	(61)	34,158
Operating costs:
Cost of goods sold	17,669	—	—	—	17,669	126	17,795
Selling, general and administrative	1,282	95	1,935	—	3,312	497	3,809
Compensation	2,003	—	5,049	—	7,052	192	7,244
Professional fees	445	—	2,843	—	3,288	850	4,138
Interest expense	781	316	2,514	(619)	2,992	—	2,992
Amortization of intangibles	1,191	—	—	—	1,191	47	1,238
Total operating costs	23,371	411	12,341	(619)	35,504	1,712	37,216
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(8,450)	—	(8,450)	—	(8,450)
Recovery of allowance for repurchase reserve	—	—	—	—	—	750	750
Other, net	—	(14)	114	—	100	196	296
Total other income (expense)	—	(14)	(8,336)	—	(8,350)	946	(7,404)
Earnings (loss) before income taxes	4,683	6,043	(20,361)	—	(9,635)	(827)	(10,462)
Income tax expense (benefit)	1,978	2,284	(4,176)	—	86	—	86
Net earnings (loss)	2,705	3,759	(16,185)	—	(9,721)	(827)	(10,548)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,705	$3,759	$(16,185)	$—	$(9,721)	$(827)	$(10,548)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2012
Operating revenues:
Net sales	$27,107	$—	$—	$—	$27,107	$332	$27,439
Interest	—	3,489	680	(984)	3,185	172	3,357
Loss on investment securities, available for sale	—	(620)	—	—	(620)	—	(620)
Change in market valuation allowance on loans held for sale, net	—	2,776	—	—	2,776	—	2,776
Discount recognized on payoff of loans receivable, net	—	290	—	—	290	—	290
Loss on real estate owned	—	—	—	—	—	(288)	(288)
Gain on loans held for sale	—	—	—	—	—	847	847
Other operating revenues, net	—	—	—	—	—	(110)	(110)
Total operating revenues	27,107	5,935	680	(984)	32,738	953	33,691
Operating costs:
Cost of goods sold	16,870	—	—	—	16,870	284	17,154
Selling, general and administrative	1,030	90	2,314	—	3,434	754	4,188
Compensation	1,715	—	4,641	—	6,356	139	6,495
Professional fees	652	16	3,923	—	4,591	3,729	8,320
Interest expense	898	680	2,572	(984)	3,166	18	3,184
Amortization of intangibles	1,759	—	—	—	1,759	55	1,814
Total operating costs	22,924	786	13,450	(984)	36,176	4,979	41,155
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(1,447)	—	(1,447)	—	(1,447)
Recovery of allowance for repurchase reserve	—	—	—	—	—	750	750
Gain on extinguishment of long-term debt	—	—	396	—	396	—	396
Other, net	(225)	—	53	—	(172)	198	26
Total other income (expense)	(225)	—	(998)	—	(1,223)	948	(275)
Earnings (loss) before income taxes	3,958	5,149	(13,768)	—	(4,661)	(3,078)	(7,739)
Income tax expense (benefit)	1,668	696	(2,342)	—	22	4	26
Net earnings (loss)	2,290	4,453	(11,426)	—	(4,683)	(3,082)	(7,765)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,290	$4,453	$(11,426)	$—	$(4,683)	$(3,082)	$(7,765)

Segment Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Industrial Supply

General

For the nine months ended September 30, 2013, Industrial Supply generated net earnings of $2.7 million on $28.1 million in net sales, a profit margin of 9.6%, as compared to net earnings of $2.3 million on $27.1 million in net sales, a profit margin of 8.4% for the nine months ended September 30, 2012. Management believes Adjusted EBITDA, discussed below in “Reconciliation of Non-GAAP Financial Measures,” is another important metric to assess the performance of Industrial Supply. Adjusted EBITDA was $6.8 million for the nine months ended September 30, 2013, as compared to $6.9 million for the nine months ended September 30, 2012.

Operating revenues

Operating revenues from Industrial Supply were $28.1 million for the nine months ended September 30, 2013, as compared to $27.1 million for the nine months ended September 30, 2012. The 3.5% increase in net sales is primarily attributable to continued growth in our customer base. Although new warehouse locations were opened during each of the second and third quarters, they did not have a material impact on operating revenues during the nine months ended September 30, 2013.

Operating costs

Operating costs at Industrial Supply were $23.4 million for the nine months ended September 30, 2013, as compared to $22.9 million for the nine months ended September 30, 2012. The $0.5 million increase in operating costs is primarily related to an $0.8 million increase in cost of goods sold, associated with increased sales. Selling, general and administrative and compensation expenses also grew year over year due to the overall growth of the operations. These increases were partially offset by reductions in professional fees, interest expense and amortization of intangibles as we relied less on professionals, had lower debt balances, and lower scheduled intangible asset amortization during the quarter.

Gross margin fell to 37.0% for the nine months ended September 30, 2013, as compared to 37.8% for the nine months ended September 30, 2012. The decrease in gross margin is primarily attributable to Industrial Supply’s recent warehouse expansion.

Signature Special Situations

General

For the nine months ended September 30, 2013, net earnings from Signature Special Situations was $3.8 million, on $6.5 million of operating revenues, as compared to $4.5 million of net earnings for the nine months ended September 30, 2012, on $5.9 million of operating revenues. In both periods, we experienced a number of one-time events as discussed further below. During the nine months ended September 30, 2013, the asset base of Signature Special Situations was significantly reduced and ongoing results of this segment are likely to be substantially lower than the historical results.

Operating revenues

Operating revenues from Signature Special Situations increased $0.6 million to $6.5 million for the nine months ended September 30, 2013, as compared to $5.9 million for the nine months ended September 30, 2012. The increase in operating revenues is primarily related to the sale of our residential real estate loan portfolio, which provided a $5.0 million gain, partially offset by a $2.8 million change in market valuation allowance on loans held for sale, net, lower interest income as a result of the sale of the loans, and the net result of the sales and impairment of equity securities.

Gain on loans held for sale

In April 2013, management and the Board elected to solicit bids for our residential real estate loan portfolio to take advantage of improved real estate market conditions and to improve our liquidity position for our acquisition-focused business strategy. Based on this action, the loans were reclassified as “held for sale” and recorded at their current carrying value, as the estimated net realizable value exceeded the carrying value. The sale of the portfolio was completed in two transactions in the second quarter of 2013: the performing loans (less than sixty days delinquent) with an aggregate net carrying value of $15.1 million were sold for $18.9 million, a $3.8 million gain, and the nonperforming loans with an aggregate net carrying value of $7.1 million were sold for $8.3 million, a $1.2 million gain, for a $5.0 million gain in the aggregate.

Interest income

Interest income decreased $1.9 million to $1.6 million during the nine months ended September 30, 2013, as compared to $3.5 million for the nine months ended September 30, 2012. The decrease in interest income is primarily related to a $16.7 million decrease in average interest-earning assets to $21.2 million during the nine months ended September 30, 2013, as compared to $37.9 million during the nine months ended September 30, 2012. As a result of the sale of our residential loan portfolio and our remaining corporate bond position, liquidated in the first quarter of 2013, the Company expects interest income to be substantially lower in the future.

Operating costs

Operating costs decreased $0.4 million to $0.4 million for the nine months ended September 30, 2013, as compared to $0.8 million for the nine months ended September 30, 2012, primarily related to a decrease in intercompany interest expense.

Corporate and Other

General

The net loss reported in Corporate and Other increased by $4.8 million to $16.2 million for the nine months ended September 30, 2013, as compared to $11.4 million for the nine months ended September 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $7.7 million to a net expense of $8.0 million for the nine months ended September 30, 2013, as compared to a net expense of $0.3 million for the nine months ended September 30, 2012. The decrease is primarily related to the change in fair value of the common stock warrant liability during the nine months ended September 30, 2013, based largely upon the 192.7% increase in our common stock price from December 31, 2012. The increased liability represented an $8.5 million expense for the nine months ended September 30, 2013, as compared to $1.4 million in the nine months ended September 30, 2012. Further contributing to the decrease in operating revenues and other income (expense) was a $0.4 million decrease in gain on extinguishment of long-term debt, which was recognized in 2012.

Operating costs

Total operating costs from Corporate and Other decreased $1.2 million to $12.3 million for the nine months ended September 30, 2013, as compared to $13.5 million for the nine months ended September 30, 2012. The decrease is primarily due to a $1.1 million reduction in professional fees.

Discontinued Operations

General

Loss from discontinued operations, net of income taxes decreased $2.3 million to $0.8 million for the nine months ended September 30, 2013, as compared to $3.1 million for the nine months ended September 30, 2012 as discussed and analyzed below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations fell $1.0 million to $0.9 million of net operating revenues in the nine months ended September 30, 2013, as compared to net operating revenues of $1.9 million for the nine months ended September 30, 2012. The decrease was largely due to a one-time $0.8 million gain on sale of loans recognized in 2012.

Operating costs

Operating costs from discontinued operations decreased $3.3 million to $1.7 million for the nine months ended September 30, 2013, as compared to $5.0 million for the nine months ended September 30, 2012. The $3.3 million decrease in operating costs is primarily related to a $2.8 million decrease in professional fees and a $0.3 million decrease in selling, general and administrative expenses associated with decreased litigation activity in the discontinued operations segment.

FINANCIAL CONDITION

The following table presents selected components of our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	September 30,		December 31,
(Dollars in thousands, except per share amounts)	2013		2012
ASSETS	(Unaudited	)
Current assets:
Cash and cash equivalents	$71,367		$50,894
Restricted cash	2,805		2,805
Investment securities, available for sale	—		3,060
Trade accounts receivable, net	4,133		3,607
Inventory	10,502		10,247
Loans receivable, net due within one year	2,358		620
Other current assets	2,115		1,266
Current assets of discontinued operations	687		3,614
Total current assets	93,967		76,113
Loans receivable, net	1,967		23,752
Intangible assets, net	3,113		4,329
Goodwill	17,780		17,780
Other noncurrent assets	1,287		3,087
Noncurrent assets of discontinued operations	581		650
TOTAL ASSETS	$118,695		$125,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,586		$2,222
Lines of credit	500		1,000
Contingent consideration	—		4,000
Long-term debt due within one year	2,373		3,490
Other current liabilities	1,326		1,009
Current liabilities of discontinued operations	2,065		2,292
Total current liabilities	9,850		14,013
Long-term debt	42,046		43,562
Common stock warrant liability	10,800		2,350
Other noncurrent liabilities	211		60
Noncurrent liabilities of discontinued operations	6,750		7,500
TOTAL LIABILITIES	69,657		67,485
TOTAL STOCKHOLDERS' EQUITY	49,038		58,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,695		$125,711

General

Total assets decreased by $7.0 million, or 5.6%, to $118.7 million at September 30, 2013, from $125.7 million at December 31, 2012. Total liabilities increased by $2.2 million, or 3.2%, to $69.7 million at September 30, 2013, from $67.5 million at December 31, 2012. Changes in our assets and liabilities are discussed and analyzed by ‘continuing’ and ‘discontinued’ components below.

Total stockholders’ equity decreased to $49.0 million at September 30, 2013, from $58.2 million at December 31, 2012. The $9.2 million decrease in stockholders’ equity is primarily related to the $10.5 million net loss for the nine months ended September 30, 2013, which is discussed in more detail above under “Results of Operations,” and a $0.2 million decrease in accumulated other comprehensive income as a result of a realized gain on investment securities, available for sale, partially offset by $1.5 million of amortization of share-based compensation.

The following tables present the assets and liabilities of our operating segments as of September 30, 2013 and December 31, 2012. Assets and liabilities not allocated to operating segments are included in Corporate and Other.

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
September 30, 2013
Current assets:
Cash and cash equivalents	$19	$5,087	$66,261	$—	$71,367	$114
Restricted cash	—	—	2,805	—	2,805	—
Trade accounts receivable, net	4,133	—	—	—	4,133	—
Inventory	10,502	—	—	—	10,502	433
Loans receivable, net due within one year	—	2,358	—	—	2,358	—
Real estate owned, net	—	—	—	—	—	95
Other current assets	267	1,399	449	—	2,115	45
Total current assets	14,921	8,844	69,515	—	93,280	687
Loans receivable, net	—	1,967	—	—	1,967	—
Intangible assets, net	3,113	—	—	—	3,113	149
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	—	4,812	10,270	(15,082)	—	—
Other noncurrent assets	413	801	73	—	1,287	32
TOTAL ASSETS	$36,227	$16,424	$79,858	$(15,082)	$117,427	$1,268
Current liabilities:
Trade payables	$2,587	$—	$999	$—	$3,586	$189
Lines of credit	500	—	—	—	500	—
Long-term debt due within one year	2,373	—	—	—	2,373	—
Litigation reserve	—	—	—	—	—	1,852
Other current liabilities	136	15	1,175	—	1,326	24
Total current liabilities	5,596	15	2,174	—	7,785	2,065
Long-term debt	4,800	—	37,246	—	42,046	—
Common stock warrant liability	—	—	10,800	—	10,800	—
Repurchase reserve	—	—	—	—	—	6,750
Intercompany payable	11,435	3,647	—	(15,082)	—	—
Other noncurrent liabilities	34	—	177	—	211	—
TOTAL LIABILITIES	$21,865	$3,662	$50,397	$(15,082)	$60,842	$8,815

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Signature Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2012
Current assets:
Cash and cash equivalents	$1,147	$7,983	$41,764	$—	$50,894	$162
Restricted cash	—	—	2,805	—	2,805	—
Investment securities, available for sale	—	3,060	—	—	3,060	—
Trade accounts receivable, net	3,607	—	—	—	3,607	—
Inventory	10,247	—	—	—	10,247	516
Loans receivable, net due within one year	—	620	—	—	620	—
Real estate owned, net	—	—	—	—	—	830
FHLB stock	—	—	—	—	—	2,051
Other current assets	252	566	448	—	1,266	55
Total current assets	15,253	12,229	45,017	—	72,499	3,614
Loans receivable, net	—	23,752	—	—	23,752	—
Intangible assets, net	4,329	—	—	—	4,329	196
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	4	4,509	21,952	(32,208)	—	—
Other noncurrent assets	301	2,740	46	—	3,087	54
TOTAL ASSETS	$37,667	$43,230	$72,758	$(32,208)	$121,447	$4,264
Current liabilities:
Trade payables	$1,724	$—	$498	$—	$2,222	$361
Lines of credit	1,000	—	—	—	1,000	—
Long-term debt due within one year	3,490	—	—	—	3,490	—
Contingent consideration	4,000	—	—	—	4,000	—
Litigation reserve	—	—	—	—	—	1,775
Other current liabilities	650	103	256	—	1,009	156
Total current liabilities	10,864	103	754	—	11,721	2,292
Long-term debt	6,316	—	37,246	—	43,562	—
Common stock warrant liability	—	—	2,350	—	2,350	—
Repurchase reserve	—	—	—	—	—	7,500
Intercompany payable	8,772	23,436	—	(32,208)	—	—
Other noncurrent liabilities	60	—	—	—	60	—
TOTAL LIABILITIES	$26,012	$23,539	$40,350	$(32,208)	$57,693	$9,792

Continuing Operations

Cash and cash equivalents

Cash and cash equivalents increased $20.5 million to $71.4 million at September 30, 2013, from $50.9 million at December 31, 2012. Cash and cash equivalents at Industrial Supply, Signature Special Situations and Corporate and Other totaled $19 thousand, $5.1 million and $66.3 million, respectively, at September 30, 2013.

In the nine months ended September 30, 2013, cash and cash equivalents:

•

decreased $1.1 million at Industrial Supply, primarily from a strategic decision to pay down debt rather than carry a large cash balance, as well as the payment of contingent consideration due to the sellers, from whom we acquired NABCO;

•

decreased $2.9 million at Signature Special Situations, primarily as a result of the repayment of $19.8 million of intercompany debt, a $10.5 million dividend to Corporate and Other and $2.3 million of net advances made under a commercial line of credit classified in loans receivable, net, which was funded by $30.5 million of cash proceeds from the sale of investment securities and residential loans; and

•

increased $24.5 million at Corporate and Other, primarily as a result of the repayment of intercompany debt and a dividend from Signature Special Situations, partially offset by the net loss during the period.

Investment securities, available for sale

During the nine months ended September 30, 2013, Signature Special Situations opportunistically sold its remaining corporate bond position for $3.2 million, realizing a $0.4 million gain.

Trade accounts receivable, net

Trade accounts receivable, net of Industrial Supply increased $0.5 million to $4.1 million at September 30, 2013, from $3.6 million at December 31, 2012, primarily due to seasonality of the business, which results in higher sales in the third quarter of each year compared to the fourth quarter.

Inventory

Inventory increased $0.3 million to $10.5 million at September 30, 2013, from $10.2 million at December 31, 2012, primarily from the opening of new warehouse distribution locations. Inventory availability is an important competitive advantage for Industrial Supply, and management believes that an increase in, and maintenance of, a broad base of inventory is important to support and sustain continued growth.

Loans receivable, net

Loans receivable, net of Signature Special Situations decreased $21.1 million to $4.3 million at September 30, 2013, from $24.4 million at December 31, 2012. The decrease is primarily from the sale of the residential real estate loan portfolio, partially offset by $2.3 million of net advances made under our commercial line of credit facility.

Goodwill and intangible assets, net

Intangible assets, comprised of customer relationships and trade names of Industrial Supply, decreased $1.2 million to $3.1 million at September 30, 2013, from $4.3 million at December 31, 2012, as a result of scheduled amortization. There was no change in the value of goodwill over the nine months ended September 30, 2013, and there has been no impairment of goodwill or intangible assets as of September 30, 2013.

Trade payables

Trade payables of Industrial Supply increased $0.9 million to $2.6 million at September 30, 2013, from $1.7 million at December 31, 2012, primarily as a result of the timing of inventory purchases.

Lines of credit

Lines of credit of Industrial Supply decreased $0.5 million to $0.5 million at September 30, 2013, from $1.0 million at December 31, 2012.

Long-term debt

Long-term debt decreased $2.7 million to $44.4 million at September 30, 2013, from $47.1 million at December 31, 2012, primarily from scheduled and accelerated principal amortization payments on the term loan and seller notes.

Contingent Consideration

Contingent consideration decreased $4.0 million to zero at September 30, 2013, from $4.0 million at December 31, 2012, as the obligation was paid in March 2013.

Common stock warrant liability

Common stock warrant liability increased $8.5 million to $10.8 million at September 30, 2013, from $2.3 million at December 31, 2012. The $8.5 million change in fair value of the common stock warrant liability during the nine months ended September 30, 2013 is primarily attributable to an increase in the underlying market price of our common stock to $12.00 per share on September 30, 2013, from $4.10 per share at December 31, 2012. The weighted average exercise price of the Warrants is $6.85 per share at September 30, 2013, which reflects a reduction to the original exercise price as a result of issuances of our common stock, subsequent to the issuance of the Warrants, at prices below the original exercise price. See Note 9—Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $1.3 million at September 30, 2013, from $4.3 million at December 31, 2012. Liabilities of discontinued operations decreased to $8.8 million at September 30, 2013, from $9.8 million at December 31, 2012.

FHLB stock

FHLB stock was carried at $2.1 million as of December 31, 2012, which was its par value and estimated fair value. On July 26, 2013, the FHLB stock was redeemed in full for proceeds of $2.1 million. There was no gain or loss on the transaction.

Real estate owned, net

REO is carried at $0.1 million, net of a $0.1 million valuation allowance, at September 30, 2013, as compared to $0.8 million, net of a valuation allowance of $0.2 million, at December 31, 2012. The $0.7 million decrease is primarily related to the sale of six residential REO properties and $0.3 million of additional valuation allowances during the nine months ended September 30, 2013. REO decreased to one property at September 30, 2013, as compared to seven properties at December 31, 2012.

Inventory

Inventory consists of a line of skin care products of Cosmed. Inventory was carried at $0.4 million at September 30, 2013, as compared to $0.5 million at December 31, 2012.

Litigation reserve

The litigation reserve was $1.8 million at September 30, 2013 and December 31, 2012. This liability relates primarily to a judgment from a legal action brought against Fremont by a former Fremont employee. We have accrued the full amount of the judgment and accrued interest thereon. See the “Faigin Matter” in Note 16—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for additional information about the litigation reserve.

Repurchase reserve

The repurchase reserve liability decreased $0.7 million to $6.8 million at September 30, 2013, from $7.5 million at December 31, 2012. Neither Fremont nor its subsidiary received any new claims during the nine months ended September 30, 2013, and their existing claims continued to further age as described below. Accordingly, the estimated exposure dropped during the quarter and the liability decreased correspondingly. While management believes the $6.8 million repurchase reserve liability was sufficient as of September 30, 2013, the reserve is subjective and is based on management’s current expectations based on facts currently known to management. Changing or new facts and circumstances could cause management to adjust the repurchase reserve in future periods or may result in Fremont and its subsidiary experiencing losses in excess of the repurchase reserve liability. Any material increase in, or change in the nature of, repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

This liability represents estimated losses Fremont and its subsidiary may experience from repurchase claims, both known and unknown, based on breaches of certain representations and warranties they provided to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through 2007, which approximated $120 billion in the aggregate. In preparing its estimate for the repurchase reserve, management considers, among other things, the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

There were no settlements or new repurchase claims received during the nine months ended September 30, 2013. Total outstanding repurchase claims at September 30, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than sixty months in the case of $63.1 million in claims, or 62.0% of total claims outstanding;

•	for more than thirty-six months, but less than sixty months, in the case of $10.3 million in claims, or 10.2% of total claims outstanding; and

•	for more than twenty-four months, but less than thirty-six months, in the case of $28.3 million in claims, or 27.8% of total claims outstanding.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts or is subject to adjustments that have the effect of excluding amounts that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts or is subject to adjustments that have the effect of including amounts that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP. EBITDA and Adjusted EBITDA are presented and discussed because management believes they enhance the understanding of the financial performance of the Company’s continuing operations by investors and lenders. As a complement to financial measures provided in accordance with GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not measures computed in accordance with GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as an indicator of operating performance. EBITDA and Adjusted EBITDA are primarily performance measurements used by our senior management and the Board to evaluate operating results.

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

Our calculations of EBITDA and Adjusted EBITDA may be different from calculations used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following table presents a reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Loss from continuing operations	$(5,687)	$(2,166)	$(9,722)	$(4,683)
Plus:
Interest	985	1,012	2,992	3,165
Taxes	(7)	(60)	86	22
Depreciation	30	18	74	50
Amortization of intangibles	397	586	1,191	1,759
EBITDA from continuing operations	(4,282)	(610)	(5,379)	313
Adjustments:
Change in fair value of common stock warrant liability	3,300	850	8,450	1,447
Change in fair value of contingent consideration	—	76	—	225
Change in market valuation allowance on loans held for sale	—	—	—	(2,776)
Gain on loans held for sale	—	—	(5,026)	—
Impairment of nonmarketable equity securities	581	—	581	—
Share-based compensation	556	462	1,503	1,210
Accretion of discounts	(23)	(189)	(192)	(488)
Gain on extinguishment of long-term debt	—	—	—	(396)
Amortization of other capitalized costs	18	13	54	39
Contested proxy and related expenses and settlements	101	570	1,911	2,117
Total adjustments	4,533	1,782	7,281	1,378
Adjusted EBITDA from continuing operations	$251	$1,172	$1,902	$1,691

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

For the nine months ended September 30, 2013, consolidated cash flows provided by operating activities totaled $23.7 million, which reflects the results of operations of our wholly owned and majority owned businesses and the sale of a significant portion of our loans receivable, net. We reported a $10.5 million consolidated net loss in the nine months ended September 30, 2013, which included the following significant noncash charges: $1.3 million of depreciation and amortization, $1.5 million of share-based compensation, and $8.5 million of change in fair value of common stock warrant liability. Cash flows provided by the operating activities of continuing operations totaled $25.2 million in the nine months ended September 30, 2013, while cash used in operating activities of discontinued operations was $1.5 million. Cash flows provided by operating activities in the nine months ended September 30, 2012 totaled $5.6 million, including $3.6 million used in continuing operations and $9.2 million provided by discontinued operations.

Cash flows provided by investing activities totaled $3.8 million for the nine months ended September 30, 2013, including $1.2 million provided by continuing operations and $2.6 million provided by discontinued operations. Cash flows from investing activities primarily reflect the sale of investment securities, available for sale, and principal collections of our loans receivable in continuing operations and the sale of REO within discontinued operations, offset by advances under commercial lines of credit in continuing operations. Cash flows provided by investing activities in the nine months ended September 30, 2012 totaled $2.5 million, and included $1.8 million used in continuing operations and $4.3 million provided by discontinued operations.

Cash flows used in financing activities totaled $7.1 million for the nine months ended September 30, 2013, principally reflecting the payment of contingent consideration, the scheduled repayment of long-term debt and net repayments on the revolving line of credit. Cash flows used in financing activities in the nine months ended September 30, 2012 totaled $8.4 million, due primarily to reductions in the line of credit and long-term debt arrangements. At September 30, 2013, we had $71.4 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively.

In October 2013, we announced our intention to reincorporate in Delaware. As a result of the Reincorporation, we expect to repay the outstanding $37.2 million of Notes Payable. The Notes Payable bear interest at 9.0% and the repayment will result in a savings of $3.2 million of interest expense annually.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months. Additionally, we filed a Shelf Registration with the SEC on September 6, 2013, which was declared effective on September 26, 2013. The Shelf Registration gives us the flexibility to issue and publicly distribute various types of securities, including common stock, preferred stock, debt securities, warrants, subscription rights and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $300 million. The Shelf Registration enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise.

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

Securitizations of mortgage loans were used to provide an additional source of liquidity and were structured as sales. The special purpose entities to which the mortgage loans were transferred were QSPEs and, therefore, under previous accounting rules, were not subject to consolidation through 2010. The accounting standards were amended effective January 1, 2010 to eliminate the concept of QSPEs. The Company reevaluated the QSPEs, as well as all other potentially significant interests in other unconsolidated entities, to determine if they should be included in the Company’s consolidated financial statements. The Company determined that it is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate the loan securitization trusts.

The security investors and the QSPEs do not have any recourse against Fremont if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. Fremont sold its portfolio of mortgage servicing rights in June 2008. Residual interests are carried at zero in the condensed consolidated balance sheets.

CONTRACTUAL OBLIGATIONS

Our $37.2 million in Notes Payable bear interest at 9.00% per annum, payable quarterly and mature December 31, 2016.

Our $6.0 million term loan bears a variable interest rate based upon the lender’s rate plus 1.00% per annum, or 5.00% as of September 30, 2013, payable monthly and matures in September 2016. During the nine months ended September 30, 2013, $0.9 million of scheduled principal repayments were made.

Our $1.2 million seller notes bear interest at 6.00% per annum, payable monthly, and mature in January 2016, pursuant to the NABCO business combination. In addition to scheduled amortization of $0.2 million per quarter, accelerated principal payments are due if Industrial Supply achieves certain EBITDA thresholds. Based on Industrial Supply’s EBITDA for the year ended December 31, 2012, $1.7 million of accelerated principal payments are payable in 2013. During the nine months ended September 30, 2013, $1.7 million of scheduled and accelerated principal payments were made.

See Note 8—Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information related to the Notes Payable, term loan and seller notes.

We also have repurchase reserve liabilities related to sales of residential real estate loans by FIL that are subject to standard industry representations and warranties that may require Fremont or its subsidiary to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 15—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Signature is subject to RMBS defense, indemnity and contribution claims. In connection with residential mortgage-backed securities offerings (“RMBS offerings”) involving loans originated by FIL, either or both of FIL and its subsidiary entered into loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS actions”), where neither FIL nor its subsidiary are a named defendant. FIL and its subsidiary have received demands for defense, indemnity and contribution from defendants in various residential mortgage-backed securities RMBS actions, each of these demands has been rejected as counsel advises the demanding parties are being sued for conduct not chargeable to FIL or its subsidiary. There is no assurance that FIL or its subsidiary will not be named as a defendant in additional RMBS related litigation or receive additional demands for defense, indemnity and contribution. The Company intends to vigorously defend any claims seeking defense, indemnity or contribution, but we cannot presently predict whether such claims will be pursued or what the outcome would be.

We may not obtain the expected benefits of the Reincorporation. We are undertaking the Reincorporation to take advantage of the benefits of Delaware law and provide us with additional flexibility as we pursue our goal of growth through acquisitions.  These expected benefits may not be obtained if Holdings fails to complete acquisitions or if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us.   In addition, the holding company structure may not keep the assets and liabilities of the Company and any new businesses we acquire legally separate.  As a result, we may incur the costs of implementing the Reincorporation without realizing the possible benefits.  These costs include the increased administrative costs and expenses associated with keeping separate records, and in some cases making separate regulatory filings for Holdings and the Company.

As a holding company, Holdings will depend in large part on funding from its operating subsidiaries. After the completion of the Reincorporation, Holdings will be a holding company with no business operations of its own. Until it has either formed or acquired other companies, its only significant asset will be the outstanding shares of the Company.  As a result, it will rely on funding from the Company to meet its obligations. If the Company needs to retain its funds to meet its financial obligations, that may limit Holdings’ access to funds and Holdings’ ability to pursue its acquisition strategy or other strategic objectives.

After the Reincorporation, the rights of our stockholders as stockholders of a Delaware corporation will be different from, and may be less favorable than, their current rights as a stockholder of a Nevada corporation. Upon completion of the Reincorporation, the rights of Company stockholders will be governed by the Holdings Charter, the Holdings Bylaws and applicable Delaware law.  While there will be substantial similarities between their rights after the Reincorporation and their rights as Company stockholders prior to the Reincorporation, there will be some difference, for example with respect to removal of directors, proxy voting, restrictions on dividends, exculpation of officers and directors, appraisal rights, the business combination statute under Delaware law, inspection rights, the absence of a prohibition on issuing non-voting securities, and the inclusion of a forum selection provision in Holdings’ Charter.  Some of the difference may be less favorable to the Company’s stockholders.

The Reincorporation is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. If we fail to complete the Reincorporation, we cannot obtain the expected benefits of the Reincorporation and we may suffer administrative losses based on our efforts to seek the Reincorporation. The Reincorporation is subject to a number of conditions to completion. These include stockholder approval of the Reincorporation, acceptance of Holdings stock for OTCQX tier quotation on the OTC Markets, receipt of a legal opinion that the Reincorporation constitutes a “reorganization” under the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s redemption of its outstanding 9.0% Notes Payable under the Indenture, the absence of an administrative stop order or judicial order or proceeding in respect of the Reincorporation, and the absence of exercise of dissenters’ rights with respect to more than 15% of the Company’s outstanding shares of common stock. We cannot predict whether and when these other conditions will be satisfied. Any failure to complete or delay in completing the Reincorporation could cost the Company additional time, effort and attention, as well as cause us not to realize some or all of the expected benefits that we expect as a result of completing the Reincorporation successfully within its expected time frame.

If stockholders exercise dissenters’ rights in connection with the Reincorporation, the Company may experience a change in ownership for tax purposes that could impact the Company’s valuable federal NOLs. In addition, paying dissenting stockholders for their shares may force the Company to spend a material amount of its available cash to pay the fair value of such stockholders’ stock or in settlement of such dissenters’ rights claims. Under Nevada law, our stockholders may exercise dissenters’ rights in connection with the Reincorporation. Upon the proper exercise of dissenters’ rights, the Company must deliver the amount it determines to be the fair value of such shares, plus accrued interest, along with financial statements. If stockholders exercise dissenters’ rights in respect of a material amount of the Company’s shares, the Company could experience an “ownership change” within the meaning of section 382 of the Code as a result of the Reincorporation that could impact the availability of the Company’s existing federal NOLs to Holdings. It is a condition to completion of the Reorganization that dissenters’ rights have not been properly exercised and not waived or lost with respect to more than 15% of the outstanding shares of Signature’s common stock. However, if this condition is waived, or if dissenters’ rights are exercised with respect to a lesser percentage of the outstanding shares that is nonetheless significant, the Holdings board of directors would have less flexibility to issue shares of common stock after the Reincorporation, which could have a negative impact on its ability to pursue acquisitions of other businesses.

Separately, in connection with the exercise of dissenters’ rights in respect of a significant number of Company shares or if dissenting stockholders disagree with the Company’s calculation of the fair value of their shares, the costs of the Reincorporation may materially increase and we may be forced to spend a material amount of our available cash in settlement of such dissenters’ rights claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s equity securities made during the nine months ended September 30, 2013, to satisfy payroll tax withholding obligations on behalf of employees upon the vesting of their restricted stock awards, in accordance with the terms of their awards:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	9,897	$4.10	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	—	—	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Change to Amended and Restated Articles of Incorporation of Signature Group Holdings, Inc. effective October 7, 2013 (effected the one-for-ten reverse stock split)	8-K	001-08007	3.1	October 15, 2013

10.1

Letter Agreement, dated November 8, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard, related to his Employment Agreement, dated June 5, 2013, reflecting adjustments related to the Reverse Split

X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.
Dated: November 12, 2013	/s/ Craig T. Bouchard
Craig T. Bouchard
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 12, 2013	/s/ Kyle Ross
Kyle Ross
Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Accounting and Financial Officer)