Form 10-K
period 2013-12-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2014-03-14
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-15569

SIGNATURE GROUP HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3783818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15303 Ventura Boulevard, Suite 1600 Sherman Oaks, California 91403	(805) 435-1255
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)

Common Stock, $0.001 par value

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

☐ Large Accelerated Filer	☑ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $104,599,373 on June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on the OTCQX, on that date. Shares of the Registrant’s common stock held by each officer, director and each person known to the Registrant to own 10% or more of the outstanding voting power of the Registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

On February 28, 2014, 12,254,649 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2014.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), is being filed by Signature Group Holdings, Inc., a Delaware corporation (“Signature Delaware”). Signature Delaware is the successor registrant (“Successor Registrant”) to Signature Group Holdings, Inc., a Nevada corporation (“Signature Nevada”), following a statutory merger, approved by the stockholders of Signature Nevada at a special meeting of stockholders on December 30, 2013 (the “Special Meeting”) and effected January 2, 2014, for the purpose of changing Signature Nevada’s state of incorporation to Delaware (the “Reincorporation”) and to provide a better organizational structure for future acquisitions and management of existing operations. Prior to the Reincorporation, the Successor Registrant had no assets or liabilities, other than nominal assets or liabilities. The consolidated assets and liabilities of the Successor Registrant immediately after the Reincorporation were the same as the consolidated assets and liabilities of Signature Nevada immediately prior to it. Signature Delaware’s wholly owned subsidiary SGGH, LLC, a Delaware limited liability company, holds substantially all of the consolidated assets and liabilities immediately following the Reincorporation.

Throughout this Annual Report, unless the context otherwise states all references to “we,” “us,” “our,” “Signature,” or the “Company” refer to Signature Nevada prior to the Reincorporation and Signature Delaware from and after the Reincorporation, in each case, along with their subsidiaries on a consolidated basis.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report, including, without limitation, matters discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
•	our ability to achieve future profitability;
•	our ability to control operating costs and other expenses;
•	our ability to raise additional debt and equity capital, including through rights offerings, on acceptable terms and on a timely basis;
•	our ability to use federal and state net operating loss tax carryforwards (“NOLs”) and recognize future tax benefits;
•	our ability to obtain the expected benefits of the Reincorporation;
•	our dependence, as a holding company, on funding from our operating subsidiaries;
•	general economic conditions may be worse than expected;
•	competition among other companies with whom we compete may increase significantly;
•	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;
•	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;
•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC” or the “Commission”) and the Public Company Accounting Oversight Board;

I

•	changes in laws or government regulations or policies affecting the legacy businesses related to residential mortgage lending and servicing, which are now a part of discontinued operations;
•	the impact of current or new litigation matters, or changes in litigation strategies brought against us in our current businesses or SGGH, LLC’s former businesses;
•

our ability to successfully defend against demands by investment banks for defense, indemnity and contribution where the banks have been sued in actions concerning their activities relating to securitizations involving loans originated by SGGH, LLC’s former businesses;

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

II

PART I

Item 1.	Business

Overview and Recent Events

Signature is a holding company that owns all of the outstanding interests of its operating company, SGGH, LLC. Our operations are largely concentrated in one operating segment, Industrial Supply, which is one of the largest U.S. suppliers of circuit breakers. In 2013, we substantially wound down a second operating segment, Signature Special Situations (“Special Situations”), which selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages. The Board of Directors of the Company (the “Board”) and management expect to grow our business through acquisitions as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California NOLs and the experience of our Board and management to acquire operating businesses at prices and on terms that are aligned with our growth plans.

In June 2013, we experienced a change in senior management, as Craig Bouchard joined the Company as Chief Executive Officer and Chairman of the Board, and in July, we experienced a change in the Board with two new Board members elected by the stockholders at the 2013 Annual Meeting of Stockholders, replacing two outgoing Board members. During 2013, Signature accomplished a number of key objectives to streamline the business and reduce costs:

•	Reduced headcount at corporate and discontinued operations by nine full-time employees;
•

Expanded the Industrial Supply warehouse distribution network, opening four new locations for our wholly owned specialty industrial supply company, North American Breaker Co., LLC (“NABCO” or “Industrial Supply”);

•

Wound down the operations of Special Situations primarily through the sale of the legacy residential mortgage loans, the sale of our remaining corporate bonds and the collection of our commercial loans generating, in the aggregate, in excess of $30 million of cash;

•	Redemption of the 9.0% Notes Payable due December 31, 2016 (the “Notes Payable”), at par, reducing annual interest expense by approximately $3.4 million going forward; and
•	Refinanced Industrial Supply’s debt, providing $11.5 million in cash that was used to repay intercompany borrowings and tax sharing agreement liabilities.

In addition, Signature completed a number of strategic initiatives during the second half of 2013 and early 2014 to position itself for growth, including:

•

Increased the authorized common stock share count to 665,000,000 to support acquisition and capital raising efforts, and other corporate uses, pursuant to stockholder approval at the Company’s 2013 Annual Meeting of Stockholders held on July 16, 2013;

•

Registered $300 million of common stock, preferred stock, debt securities, warrants, or subscription rights on a registration statement on Form S-3 (the “Shelf Registration”), which may be sold through various means of distribution and in one or more offerings;

•

Effected a one-for-ten reverse stock split that reduced the number of authorized shares from 665,000,000 to 66,500,000 and increased the per share price of the common stock by a factor of ten (the “Reverse Split”); and

•	Completed the Reincorporation into a Delaware holding company structure, pursuant to stockholders’ approval.

Corporate History

The Company was incorporated as Fremont General Corporation (“Fremont”) in 1972. On June 11, 2010 (the “Effective Date”), Fremont completed a nearly two year plan of reorganization process (the “Plan of Reorganization”) and emerged from Chapter 11 bankruptcy proceedings (“Bankruptcy Proceedings”) with (i) a new name, (ii) nine new board members, (iii) a new management team, (iv) significant cash resources; (v) publicly traded common stock; and (vi) a substantial amount of NOLs, which, as of December 31, 2013, included federal and California NOLs of $890.5 million and $978.4 million, respectively.

After the Effective Date, the Company was repositioned through the divestiture of non-core legacy assets, completed a substantial project to become a timely filer with the SEC, settled and resolved a significant number of legacy legal actions, made select investments through the Special Situations operating segment and, on July 29, 2011, acquired NABCO our wholly owned specialty industrial supply company.

On January 2, 2014, the Company underwent a holding company reorganization and reincorporation from Nevada to Delaware to take advantage of the benefits of Delaware corporate law and to provide the Company a better organizational structure for future acquisitions and management of existing operations. In late 2013, Signature Nevada formed Signature Delaware and its subsidiary, SGGH, LLC, for the purpose of completing the Reincorporation. In the Reincorporation, following the approval of the Company’s stockholders at the Special Meeting, Signature Nevada merged with and into SGGH, LLC, with Signature Nevada ceasing to exist and SGGH, LLC continuing as the surviving entity and as a wholly owned subsidiary of Signature Delaware. In the Reincorporation, each outstanding share of common stock of Signature Nevada was automatically converted into one share of common stock of Signature Delaware. No stockholder exercised dissenters’ rights.

Operations

The Company’s current business activities are conducted by SGGH, LLC, primarily through one principal operating segment, Industrial Supply. The operations of a second segment, Special Situations, were largely wound down in 2013.

Industrial Supply. Industrial Supply, headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply focuses on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but it also supplies residential circuit breakers. Industrial supply operates from nine warehouse locations across North America, which enables it to improve customer delivery times, a key attribute of its service-oriented model.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. Special Situations also considered originating secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. Special Situations took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. Based on its periodic analyses of individual investments and portfolios, Special Situations opportunistically exited investment positions when the benefits of holding the assets no longer outweighed the benefits of selling them. During the second quarter of 2013, a majority of Special Situations’ assets, specifically its portfolio of residential real estate loans, were sold generating cash proceeds of approximately $27.1 million and a gain of $5.0 million. Additional assets were monetized in the second half of 2013.

SGGH, LLC’s operations also include a discontinued operations segment, where SGGH, LLC holds and manages certain assets and liabilities related to the former businesses of Fremont and the assets and liabilities of Cosmed, Inc., our small majority-owned cosmetics company (“Cosmed”), for each of which management and the Board have formally adopted plans of disposal and are actively being marketed. These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company.

The Company’s principal executive offices are located at 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403, and our telephone number is (805) 435-1255. As further discussed under Part I, Item 2 “Properties,” by the end of our first fiscal quarter, we intend to relocate our principal executive offices to new offices also in Sherman Oaks, at reduced cost, and with roughly half the present square footage.

Business Strategy

Our business strategy is to acquire controlling interests in operating companies that leverage the considerable strengths of our platform, including our status as a public company, our sizable tax assets, and the experience of our management and Board. We plan to focus on companies that are consistently highly profitable and will be accretive to earnings immediately, and where we hope to increase annual cash flows relative to what might be generated by private equity firms and other buyers without the beneficial tax assets we possess. We generally pursue businesses with talented and experienced management teams, strong margins, and defensible market positions. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we would generally expect to retain existing management of the acquired company and expect to accord them significant autonomy in their daily operations. Our strategy tends to emphasize non-auction or “proprietary” deal flow sourced directly through our management team’s established referral networks, although we will and do participate in business sale processes conducted by investment banking firms and other financial advisors.

Our management team has relationships with significant numbers of deal referral sources, including commercial and investment bankers, business brokers, accountants, attorneys, and other professionals, which should generate substantial opportunities to assess middle market businesses available for acquisition. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions.

We are opportunistic and approach each potential prospect or transaction without preconceptions about a target company’s size, historical operating performance, industry segment, geographic location or any other particular limiting characteristic. In evaluating opportunities, we plan to focus on designing a structure to produce high returns on capital, relative to the underlying risks. We believe our opportunistic strategy provides us with competitive advantages over other financial service companies, financial institutions, and equity investors who tend to employ a more formulaic approach.

We view the current capital market environment as conducive to consummate transactions in our target market. We believe owners and management teams hoping to sell their businesses will consider us an attractive business partner because of our ability, in our view, to:

•

act decisively, with a management team and Board that possess significant merger and acquisition experience, as well as financing expertise, which should allow us to complete deals quickly and efficiently;

•	employ a deal structuring approach designed to optimize the transaction to best address the needs of all parties;
•

provide for continuing economic participation by owners of target businesses by allowing for a rollover of minority equity interests or utilizing Signature’s common stock for some or all of the transaction consideration;

•

hold the operations of an acquired business for considerably longer periods of time than traditional financial buyers, and, as a result, support long-term growth strategies for their businesses to ultimately maximize our stockholders’ return on investment;

•	provide ongoing strategic and financial support for their businesses while leaving the day-to-day decision making to those who know best, the management teams of the businesses we acquire.

A key element to our business strategy is utilizing our federal and state NOLs, predominantly generated by Fremont’s legacy businesses, by becoming a profitable enterprise through the implementation of our business plan. As of December 31, 2013, our federal and California NOLs were $890.5 million and $978.4 million, respectively, representing a substantial portion of our deferred tax assets. The ultimate realization of our deferred tax assets, including our federal and state NOLs, depends on our ability to generate future taxable income. As a result of generating losses since 2006, among other factors, we determined that sufficient uncertainty exists as to the realizability of our net deferred tax asset and have placed a valuation allowance of $375.0 million and $373.7 million on our net deferred tax asset as of December 31, 2013 and 2012, respectively.

In order to preserve the availability of our NOLs, the Company’s amended and restated bylaws (the “Amended and Restated Bylaws”)  impose, and the amended and restated bylaws of Signature Nevada imposed, certain restrictions on the transfer of our common stock and other equity securities (the “Tax Benefit Preservation Provision”). The Tax Benefit Preservation Provision imposes trading restrictions on any persons who own, or as a result of a transaction would own, 4.9 percent or more of our common stock in order to reduce the risk that any change in ownership might limit our ability to utilize the NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) and thereby suffer limitations on our future ability to utilize our federal and state NOLs.  Nevertheless, it is possible that we could undergo a future ownership change, either by events within or outside of the control of the Board.  For more information on the Tax Benefit Preservation Provision, see “Tax Benefit Preservation Provision” in Part II, Item 5 of this Annual Report.

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

As part of our business and operating strategy, we may dispose of businesses or assets we own from time to time via sale, liquidation or other means when attractive opportunities arise that outweigh the potential future value we believe such businesses or assets can bring to us. As such, our decision to dispose of businesses or assets is based on our belief that doing so will increase stockholder value to a greater extent than through our continued ownership of such businesses or assets.

Operating Segments

We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating segments, our growth plans and activities, as well as ongoing general corporate functions are included in continuing operations. Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold, are held for sale or have been discontinued by the Company.

Continuing Operations

As of December 31, 2013, Signature’s continuing operations had $88.8 million in assets, or 98.6% of our total assets, and $31.4 million of liabilities, or 78.1% of our total liabilities.

Industrial Supply. Industrial Supply is a supplier of circuit breakers selling exclusively to wholesale electrical distributors and operates from eight warehouse locations across the United States and one in Canada, which enables it to improve customer delivery times, a key attribute of its service-oriented model. This national presence allows Industrial Supply to service a broad section of its customer base with next day ground shipping, providing a competitive advantage for the mission critical components it supplies. In 2013, Industrial Supply served approximately 600 customers, shipped approximately 5,500 SKUs to over 3,000 customer locations in North America. Industrial Supply’s customer base includes many of the largest wholesale electrical distribution companies in the nation, who find it impracticable to stock more than a limited amount of circuit breaker inventory, given the broad number of SKUs and infrequent demand, and prefer the convenience Industrial Supply offers as a just-in-time supplier. By providing industry-leading customer service, maintaining an extensive inventory, and offering same day shipping, Industrial Supply has become a preferred supplier for many of its large wholesale electrical distributor customers. Customers for whom Industrial Supply is a preferred supplier represented 55.6% of Industrial Supply net sales in 2013.

Other pertinent business factors include:

•	Industrial Supply’s business is seasonal with higher sales volume occurring during the summer months as weather conditions drive increased electrical usage;
•	Industrial Supply’s business operates in a highly fragmented market with hundreds of competitors, although few have the depth of inventory or national presence it does; and
•	Industrial Supply does not sell used circuit breakers, nor does it refurbish circuit breakers.

Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Special Situations.  As previously identified, in 2013 management and the Board made a decision to reduce activities in this segment to focus on growth through acquisitions and organic efforts within Industrial Supply.  Prior to such decision, Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. It also considered originating secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring, and took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. Based on periodic analyses of individual investments and portfolios, Special Situations also opportunistically exited investment positions when the benefits of holding the assets no longer outweighed the benefits of selling them.

During the second quarter of 2013, a majority of Special Situations’ assets, specifically its portfolio of residential real estate loans, were sold generating cash proceeds of $27.1 million and a gain of $5.0 million. In the fourth quarter of 2013, the commercial loans included in loans receivable were repaid in full, which also, importantly, eliminated our exposure to fund the borrower’s $7.0 million revolving credit facility. The proceeds from these monetization events during the year were used to repay intercompany debt and are available in our acquisition efforts and to support the organic growth of our other businesses. As of December 31, 2013, the interest-earning asset base of Special Situations has fallen to approximately $1.4 million from $31.9 million as of December 31, 2012, and management does not expect the significant deployment of additional capital in this segment in the foreseeable future.

Discontinued Operations

SGGH, LLC’s operations also include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of Fremont and Cosmed, for each of which management and the Board have formally adopted plans of disposal. Under our business strategy, we expect to redeploy proceeds from the sale of assets of discontinued operations in our continuing operations. These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company. As of December 31, 2013, discontinued operations had $1.3 million in assets, or 1.4% of our total assets, and $8.8 million in liabilities, or 21.9% of our total liabilities.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities. As of December 31, 2013, SGGH, LLC was a party to twenty-five defensive cases involving individual home borrowers, the majority of whom are contesting foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter as the originator of the mortgage. We are also involved in two defensive cases involving former Fremont executives seeking severance claims. We have also received notices for defense, contribution and indemnification from investment banks and other counterparties who purchased Fremont loans and are currently defendants in litigation matters to which we are not a party. See “Legal Proceedings” included in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which we are involved.

The largest discontinued operations liability is the residential loan repurchase reserve. As of December 31, 2013, the repurchase reserve liability was $6.5 million. This liability represents estimated losses SGGH, LLC may experience from repurchase claims, both known and unknown, if a court were to conclude that certain representations and warranties provided by Fremont Investment & Loan, Fremont’s California industrial bank subsidiary (“FIL”), to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through March of 2007, were breached. See Note — 17 Discontinued Operations in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for additional information about our discontinued operations and the repurchase reserve.

Competition

As an entity seeking to acquire middle market companies, we compete in a diverse market with a wide spectrum of capital providers, including private equity funds, investment banks, public and private funds, hedge funds, and high net worth individuals and their family offices.  Additionally, we compete with operating companies who seek to make acquisitions for strategic purposes.  Many of Signature’s existing and potential competitors for acquisitions are substantially larger, have greater technical and marketing resources, possess industry-specific overlaps with potential targets, and have longer standing reputations in the marketplace for acquisitions.

Our Industrial Supply operation serves the replacement market for circuit breakers, which is highly competitive and fragmented, with several hundred electrical component and circuit breaker competitors serving this market, ranging from local hardware stores to mass merchant retailers and large wholesale electrical distribution companies. The product offerings and levels of service from the other circuit breaker providers with whom we compete vary widely. We compete with many circuit breaker providers on a regional and local basis. While we have eight warehouse distribution locations across the United States and one warehouse in Canada shipping approximately 5,500 SKUs, most of our direct competitors are smaller single location companies that focus on a specific geographic area or feature a select product offering, such as a particular line of circuit breakers. In addition to the direct competition with other circuit breaker providers, we also face, on a much more limited basis, competition from distributors and manufacturers that sell products directly, or through multiple distribution channels, to end users or other resellers. In the markets we serve, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

Employees

As of December 31, 2013, our consolidated operations included fifty-three full-time employees, including twelve supporting corporate and discontinued operations and forty-one full-time employees in Industrial Supply.  Our corporate and discontinued operations staff was reduced by nine full-time employees during 2013.  None of our employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

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

•

information relating to corporate governance at Signature, including our Code of Ethics for Senior Financial Officers and Code of Conduct (for directors and all employees, including executive officers). We intend to disclose any amendments to or waivers from these governance documents on our Internet website, in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K;

•	information about membership on Board committees, as well as the charters of standing committees of the Board; and
•	information relating to transactions in Signature’s securities by its directors, executive officers and significant stockholders reportable on Forms 3, 4 and 5, and Schedule 13D.

Additionally, we will provide copies of any of this information free of charge upon written request to, Signature Group Holdings, Inc., Investor Relations, 15303 Ventura Boulevard, Suite 1600, Sherman Oaks, California 91403, or by email request to investor.relations@signaturegroupholdings.com.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to other information contained in this Annual Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are in addition to risks that apply to most businesses and are not the only ones we face. The order in which the risks appear is not intended as an indication of their relative weight, likelihood or importance. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations and/or liquidity could be materially and adversely affected. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Our financial condition and results of operations will depend on our ability to acquire and integrate businesses that perform and meet expectations after closing. A key element of our business strategy involves the acquisition and integration of profitable operating businesses. We may experience challenges identifying, financing, consummating and integrating such acquisitions. While we have reviewed various acquisition opportunities and completed efforts in the latter half of 2013 to facilitate such growth, competition exists in the market for profitable operating companies, and we were not able to complete any acquisitions during the last fiscal year. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all.

Even if we are successful in completing additional acquisitions, acquisitions could require significant investments of capital, management attention, and integration effort. We may also incur significant goodwill impairment charges in the future. We may also encounter difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies, and retaining key personnel. Acquisitions could disrupt relationships with existing customers, suppliers and strategic partners of the newly acquired entities and may create other contractual, intellectual property or employment issues. The acquisition of another company or business may also require us to enter into a business or geographic market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our operating costs, and these challenges could be magnified as the size of the acquisition increases.

We cannot assure you that we will be able to consummate any future acquisitions or that, if consummated, we will realize the benefits anticipated from these acquisitions. Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have experienced substantial losses and may continue to experience losses for the foreseeable future. For the years ended December 31, 2013 and 2012, the Company reported net losses of $10.0 million and $7.5 million, respectively. Our net loss increased in 2013, and we cannot assure you that our efforts to increase operating revenues and reduce our operating costs will improve our financial performance or that we will be able to achieve profitability on a quarterly or annual basis in the foreseeable future. Since emerging from Bankruptcy Proceedings, we continue to have significant operating costs, including compensation, legal, professional and other outside services expenses, occupancy, interest expense, and other general and administrative expenses. While we believe we made significant progress in reducing our operating costs in 2013, we may continue to experience operating losses and net losses for the foreseeable future, which could make it difficult to fund our operations, finance acquisitions and achieve our business plan, any of which could cause the market price of our common stock to decline.

We may need to raise additional capital to fund future opportunities or repay our indebtedness, which funding may not be available on terms acceptable to us, or at all. We currently have a limited capital base and have generated net losses of $10.0 million and $7.5 million in the years ended December 31, 2013 and 2012, respectively. We have experienced volatility in our cash flows from operations ranging from positive cash flows from operating activities of $23.0 million in the year ended December 31, 2013, to negative cash flows from operating activities of $15.6 million in the year ended December 31, 2011. In order to make future acquisitions of businesses, we may need to raise capital through debt or equity financing, sell the stock or assets of our subsidiary businesses, offer debt or equity to the sellers of target businesses, or by undertaking a combination of any of the above. To avoid limiting the use of our NOLs, we may choose to fund some or all of those acquisitions with an offering of rights to existing stockholders. In addition, acquired companies may also require us to make significant capital infusions.

Further, since the timing and size of prospective transactions cannot be readily predicted, in addition to conducting a rights offering, offering of common stock, convertible debt securities or other securities under our Shelf Registration, we may require funding from other sources on short notice to fully benefit from attractive opportunities. Such funding or such securities offerings may not be available on acceptable terms, on a timely basis, or at all. In addition, the level of our indebtedness may impact our ability to borrow further. Our ability to raise equity capital is also subject to market conditions and investor demand for the shares at prices we consider being in the best interests of our stockholders. These challenges may materially adversely affect our ability to pursue our business strategy successfully and may materially adversely affect our business, financial condition and results of operations. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, pursue acquisitions, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Funding for our future acquisitions and operations could increase our liabilities, trigger negative tax consequences or dilute, or rank preferentially to, our stockholders. We intend to fund any acquisition primarily through a mix of our available cash, use of our Shelf Registration (declared effective on September 26, 2013) and a rights offering to existing stockholders. Utilizing these funding sources can result in increased debt or contingent liabilities, adverse tax consequences or substantial capital commitments. Any of these events could negatively impact our financial condition and results of operations and could cause the price of our common stock to decline.

The Company has 10,000,000 shares of blank check preferred stock available for issuance and an effective Shelf Registration. In order to fund our future operations or acquisitions, we may sell equity securities or convertible debt securities, which securities could have rights, preferences and privileges senior to our existing stockholders. In such event, future security holders could be entitled to dividends, liquidation or other transaction preferences, or voting rights that are not provided to the Company’s existing common stockholders. Further, with or without preferential terms, future issuances of securities could result in dilution to our stockholders.

Signature’s ability to utilize its NOLs or recognize tax benefits on future domestic taxable income may be limited. Signature’s ability to fully utilize its existing federal and state NOLs could be limited or eliminated should Signature (i) undergo an “ownership change” as described under Section 382 of the Tax Code; (ii) be found by the Internal Revenue Service (“IRS”) not to be able to avail itself of Section 382(l)(5) of the Tax Code; (iii) not return to profitability or be only marginally profitable; or (iv) due to changes in federal or state tax laws and regulations. Although we cannot assure you that the IRS will agree with our position, we believe that, as of the Company’s emergence from Bankruptcy Proceedings on the Effective Date, the Company met the criteria under Section 382(l)(5) of the Tax Code to be able to utilize the NOLs to offset future income generated by the Company, if any. The continued availability of the Company’s NOLs, however, may be impacted if the Company experiences an “ownership change” within the meaning of Section 382 of the Tax Code. An “ownership change” is generally defined as greater than a 50% change in equity ownership by value over a rolling three-year period. We may experience an “ownership change” in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our NOLs. In addition, any changes to tax rules or the interpretation of tax rules could negatively impact our ability to recognize benefits from our NOLs.

Our NOLs only have value to the extent we generate taxable income. If we are unable to generate taxable income prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs. There can be no assurance that we will have sufficient taxable income to be able to utilize our NOLs prior to their expiration.

Finally, the use of federal and state NOLs is subject to various tax laws and regulations and the changes in such or the interpretations thereof. In California, for example, during 2011, we were unable to utilize any of our state NOLs due to a state moratorium on the usage of NOLs. While the moratorium expired on December 31, 2011, no assurance can be made that we will be able to use our California state NOL in the future.

Signature’s use of its NOLs in the future arguably may be challenged by the IRS under anti-abuse rules associated with tax avoidance. While management believes the Company is currently eligible to utilize the full amount of the NOLs, the IRS can, at any time, challenge the use of NOLs in the future under an argument that a transaction or transactions were consummated with the substantial intent of sheltering future tax liabilities. Were the IRS successful in such a challenge, Signature’s ability to utilize its NOLs may be limited, which may have a material adverse impact on Signature’s acquisition strategy, financial condition and results of operations.

Our pending legal proceedings and other contingent liabilities may have an impact on our financial condition and results of operations, lowering our stock price, and limiting our ability to use our common stock as consideration in future transactions. We are subject to a number of lawsuits seeking monetary damages or injunctive relief and have potential other contingent liabilities, including repurchase claims, which relate to discontinued operations. For a summary of our material legal proceedings, see “Legal Proceedings” in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report. Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the discontinued operations. We have been and intend to continue to vigorously defend ourselves in all legal proceedings in which we are involved, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend the Company in these matters may be significant. In turn, these could have a material impact on the price of our common stock. In addition, a decline in our stock price may limit our ability to utilize our common stock as consideration for potential future acquisitions and other transactions in which we may engage.

SGGH, LLC has received repurchase claims relating to certain residential mortgage loans sold by the discontinued operations of the Company. SGGH, LLC may receive additional claims in the future that, unless withdrawn or settled within the limits of the established repurchase reserve, could adversely affect our financial condition and results of operations. As of December 31, 2013, SGGH, LLC had $101.7 million of outstanding repurchase claims associated with claims of breaches of certain representations and warranties related to the residential real estate mortgages sold by FIL. SGGH, LLC maintains a repurchase reserve for the estimated losses it may experience from repurchase claims, both known and unknown, based on the representations and warranties FIL provided to counterparties that purchased the residential real estate loans, largely from 2002 through 2007. While management believes the $6.5 million repurchase reserve liability was sufficient as of December 31, 2013, the reserve is subjective and is based on management’s current expectations based on facts currently known. Although the last mortgage loan purchase agreement was executed in mid-2007, there is no certainty that other claims will not also be asserted against SGGH, LLC or the Company. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of the repurchase reserve liability. Any material increase in, or change in the nature of, repurchase claim activity and payout amounts, the repurchase reserve, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations. See “Critical Accounting Policies” in Part II, Item 7 of this Annual Report for additional information related to our repurchase reserve.

SGGH, LLC is subject to residential mortgage-backed securities defense, indemnity and contribution claims. In connection with residential mortgage-backed securities offerings (“RMBS Offerings”) involving loans originated by FIL, either or both of FIL and its subsidiary entered into mortgage loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS Actions”), where neither FIL, nor its subsidiary, are a named defendant. FIL and its subsidiary have received demands for defense, indemnity and contribution from defendants in various RMBS Actions. Each of these demands has been rejected as we believe the demanding parties are being sued for conduct not chargeable to FIL or its subsidiary. There is no assurance that FIL or its subsidiary will not be named as a defendant in additional RMBS Actions or receive additional demands for defense, indemnity and contribution. The Company intends to vigorously defend any claims seeking defense, indemnity or contribution, but we cannot presently predict whether such claims will be pursued or what the outcome would be. However, if the investment banks suffer losses in connection with RMBS Actions and successfully pursue claims against FIL, its subsidiary or the Company, this could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Signature depends on key personnel to achieve its business and strategic objectives. We depend on the members of our senior management team, particularly Craig Bouchard, Kyle Ross and Chris Manderson, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring business acquisitions. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals, it may take us significant time, effort and cost to identify and hire suitable executives with the appropriate experience and expertise to join the Company, and in the meantime, we may not be able to operate our business or identify and manage our business as we planned. As a result, our ability to compete could be harmed. All of these consequences could have a material adverse effect on our business, financial condition and results of operations.

Signature has experienced significant changes in its management team, Board and business strategy during its limited operating history. Signature emerged from Bankruptcy Proceedings in June 2010 with a new management team and Board, as well as a new business plan and strategy. Since then, we have experienced changes in our Board and management in each of 2011, 2012 and 2013. Additionally, in the future, we may have turnover in the members of our management team or the Board. Any such future turnover may require time, effort and cost and may divert the attention of the management team and Board away from the operations and business objectives of the Company.

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

As of December 31, 2013, we had identifiable intangible assets with a carrying value of $2.7 million, and goodwill of $17.8 million in our consolidated balance sheets within continuing operations and $0.2 million of identifiable intangible assets, and goodwill of $0.4 million within discontinued operations. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

Our current principal operating subsidiary, Industrial Supply, does not have long-term contracts with customers and the loss of a significant number of key customers could materially adversely affect our business, financial condition and results of operations. Industrial Supply operates primarily based on individual orders and sales with customers and did not have any significant backlog as of December 31, 2013. Historically, Industrial Supply has not entered into long-term supply contracts with its customers. As such, customers could cease buying circuit breakers and related products from Industrial Supply at any time and for any reason, without any penalty or notice. During the years ended December 31, 2013 and 2012, three of Industrial Supply’s customers under common ownership represented more than 10% of our consolidated operating revenues. In 2013 and 2012, these customers accounted for 43.4% and 40.3% of our consolidated operating revenues, respectively, and represented 51.7% and 55.3% of trade accounts receivable at December 31, 2013 and 2012, respectively. If a significant number of customers elected not to purchase Industrial Supply products, it could materially adversely affect our business, financial condition and results of operations.

SGGH, LLC has $5.1 million in remaining unpaid bankruptcy claims that could have a material adverse effect on our capital resources and detract our management team if we are unsuccessful in objecting to, litigating or settling these matters in the near future. As of December 31, 2013, there remained two open unpaid claims filed with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “California Federal Bankruptcy Court”) totaling $5.1 million (the “Unpaid Claims”). SGGH, LLC plans to continue to litigate those claims, which litigation has been costly both in terms of legal fees, as well as management’s time in addressing these matters. If SGGH, LLC is unsuccessful in resolving such litigation in the near future, or is unable to negotiate substantially reduced settlements for the remaining claims, and SGGH, LLC is obligated to pay these amounts, it could have a material adverse effect on our financial condition and results of operations. See Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information about the “Colburn” and “Walker” matters.

Signature’s $24.8 million tax refund request related to its 2008 NOL carryback is subject to review by the Congressional Joint Committee on Taxation, and we may be required to pay additional amounts to the IRS related to pending examinations of our tax returns. Following completion of the IRS examination of Fremont’s consolidated tax returns for the 2006 and 2007 tax years, the Company received a tax refund in the amount of $24.4 million, net of other potential tax liabilities of $0.4 million, related to its 2008 NOL carryback to the 2003, 2004 and 2005 tax years. In February 2011, the IRS notified the Company that the tax refund was subject to review by the Congressional Joint Committee on Taxation (the “Joint Committee”), which reviews all refund requests in excess of $2.0 million. The Company’s tax returns for the 2003, 2004, 2005 and 2008 tax years are currently under examination by the IRS. In connection with such examination, in December 2012, the IRS notified the Company of a $2.6 million alternative minimum tax liability related to the 2005 tax year. The Company has provided the IRS with certain information related to the proposed 2005 alternative minimum tax liability. Such information provides the basis for reducing the alternative minimum tax liability to $0.4 million, which liability was accrued at December 31, 2012, and paid in January 2013. In January 2014, the IRS submitted its final report, with which we concurred, to the Joint Committee. We cannot assure you that we will not be required to pay additional amounts related to the liability alleged by the IRS or that other amounts may become due related to the examination. Although the Company does not have any reason to believe that the Joint Committee will not approve the tax refund, there is no assurance that such approval will be given by the Joint Committee and an adverse finding could have a material adverse effect on our financial condition and results of operations.

Our operations may not perform as expected and we may not realize full value for assets we sell. Based on any number of factors, our operations may not perform as expected.  Further, in the ordinary course of business, we review whether it is appropriate to characterize certain portions of our operations as discontinued operations. As a result, we may from time to time decide to sell operating subsidiaries or assets. There can be no assurance that we will be successful in completing these transactions. If these transactions are completed, they may reduce the size of our business. There is also no assurance that we will receive adequate consideration in the disposition of any operating subsidiary or asset. As a result, our future disposition of operating subsidiaries or assets could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to maintain an effective system of internal control over financial reporting or experience material weaknesses in our system of internal control, we may not be able to report our financial results accurately or on a timely basis and may not be able to detect fraud, any of which could materially and adversely affect our business and our stock price. As of December 31, 2013, our management believes that the Company’s disclosure controls and procedures and internal control over financial reporting are operating effectively. However, management has previously identified a material weakness in our system of internal controls. As determined as of December 31, 2011, we had a material weakness related to our inability to maintain a sufficient number of financial and accounting personnel with the appropriate level of accounting knowledge and experience in order to provide timely, accurate and reliable financial statements in accordance with general accepted accounting principles (“GAAP”). Under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), our management (a) acquired accounting and financial reporting resources with the appropriate accounting knowledge and experience, and (b) implemented new disclosure controls and procedures, which, we believe, remediated the material weakness as of September 30, 2012.

If we fail to maintain or enhance our internal control over financial reporting or fail to properly maintain an effective system of internal control over financial reporting, we may be unable to detect fraud or to report our financial results accurately and on a timely basis. The existence of any such deficiencies and/or weaknesses, even if cured, could also lead to the loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock. Such deficiencies or material weaknesses may also subject us to lawsuits, investigations and other penalties.

We have a lean operations staff that we believe is appropriate for the Company’s current business. In addition, our business strategy contemplates the acquisitions of businesses and the operation of subsidiaries whose financial results will be consolidated into our financial statements and reporting. As a result of these business activities and our future growth, the scope of our internal control over financial reporting will have to expand, which may subject us to increased internal control risks, especially as new businesses are integrated into the Company’s processes. Effective internal control over financial reporting must be established and maintained in connection with these acquisitions, if any, in order for us to produce accurate and timely financial reports. Failure to do so would result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which would likely have a negative impact on the market value of our common stock.

Furthermore, Section 404 of the Sarbanes-Oxley Act currently requires us to evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report. We are also subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. We may not be able to complete the work required for such attestations on a timely basis and, even if we timely complete such requirements, we cannot assure you that our independent registered public accounting firm will conclude that our internal control over financial reporting is effective. The inability to obtain such attestation could lead to the loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock and may impair our ability to raise capital under our Shelf Registration.

We may not obtain the expected benefits of the Reincorporation. We completed the Reincorporation to take advantage of the benefits of Delaware law and provide us with additional flexibility as we pursue our goal of growth through acquisitions. These expected benefits may not be obtained if the Company fails to complete acquisitions or if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us. In addition, the holding company structure may not keep the assets and liabilities of the Company and any new businesses we acquire legally separate. As a result, we may have incurred the costs of implementing the Reincorporation without realizing the possible benefits.  These costs include the increased administrative costs and expenses associated with keeping separate records, and in some cases making separate regulatory filings for the Company and SGGH, LLC.

As a holding company, Signature will depend in large part on funding from its operating subsidiaries. After the completion of the Reincorporation, Signature is a holding company with no current business operations of its own. Until it has either formed or acquired other companies, its only significant asset is the 100% interest in SGGH, LLC.  As a result, it relies on funding from SGGH, LLC to meet its obligations. If SGGH, LLC needs to retain its funds to meet its financial obligations or experiences other restrictions on the ability to fund Signature, that may limit Signature’s access to funds and ability to pursue its acquisition strategy or other strategic objectives.

Our common stock is quoted on the OTCQX market, which may not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTCQX, an electronic quotation service for securities traded over-the-counter. Bid quotations can be sporadic and may not provide any meaningful liquidity to investors.

The market price of our common stock may fluctuate significantly. Since the Effective Date, the market price and liquidity of the market for shares of our common stock has varied significantly, from a low closing sales price per share of $2.31 per share in the second quarter of 2012, to a high closing price per share of $14.10 in the third quarter of 2013. The market price of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

—	changes or variations in earnings and/or operating results;
—	our ability to complete acquisitions on a timely and cost-effective basis, and generate the expected benefits from such acquisitions;
—	challenges to or losses or the expiration of our NOLs;
—	shortfalls in operating revenues or net income or any increase in losses from levels expected by investors or securities analysts;
—	changes in the value of our portfolio of assets;
—	changes in accounting principles or changes in interpretations of existing accounting principles, which could affect our financial results;
—	changes in legislation or regulatory policies, practices, or actions;
—	the commencement or outcome of material litigation involving the Company, or the industries in which we have exposure, or both;
—	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
—	actual or expected sales of our common stock by our stockholders;
—	departure of key personnel; and
—	general economic trends and other external factors.

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

Our data and information systems and network infrastructure may be subject to hacking or other cyber-security threats, giving unauthorized persons access to, and the ability to misappropriate, our customer data and proprietary business information. In our operations, we store and transmit our proprietary information and that of our customers. We have offices, warehouses and employees throughout North America. Our operations are dependent upon the connectivity and continuity of our facilities and operations. Further, as our present principal business, Industrial Supply does not have long-term contracts with any customer, its business and revenues are dependent upon the trust and satisfaction of its customers.

Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information that has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, if we select a vendor that uses cyber or “cloud” storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures and our attractiveness as a business partner could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

Changes in, and compliance with, laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy. We are subject to regulation at the federal, state and local level, as may be any entity we acquire. Further, new legislation may be enacted or new interpretations, rulings or regulations could be adopted, potentially with retroactive effect, any of which could harm us, our operations, our plans and our stockholders. Changes to laws and regulations may cause us to alter our business strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences in the strategies and plans set forth in this Annual Report. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations. In addition, our inability to comply with the federal, state and local statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate could have a material adverse impact on our financial condition, results of operations and our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease 6,329 square feet in Sherman Oaks, California for our primary executive and administrative offices. We also lease 19,916 square feet in Burbank, California for the headquarters and primary warehouse facility of our Industrial Supply operations, which lease expires in 2018 with an option to renew. In the fourth quarter of 2013, we executed a new three-year lease for 3,289 square feet in Sherman Oaks, California for our executive offices, which lease commences in March 2014. Industrial Supply also leases warehouse space at eight regional distribution centers in Dallas, Texas; Orlando, Florida; Chicago, Illinois; Cranbury, New Jersey; Seattle, Washington; Charlotte, North Carolina; Birmingham, Alabama; and Toronto, Canada, each of which holds inventory to facilitate next day shipping to its customers. We believe our existing properties are adequate for our current operations for at least the next twelve months.

Item 3.	Legal Proceedings

Bankruptcy Proceedings

The Company has been and is continuing to reposition its business after Bankruptcy Proceedings, from which the Company emerged in June 2010. Prior to June 2008, the Company operated as a financial services holding company, with most operations conducted through FIL, which offered certificates of deposit, savings and money market deposit accounts through retail banking branches in California and was a significant participant in the residential and commercial mortgage lending industry.

In June 2008, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the California Federal Bankruptcy Court. In May 2010, the California Federal Bankruptcy Court entered an order, as amended (the “Confirmation Order”), confirming the Plan of Reorganization. On the Effective Date, the Company emerged from Bankruptcy Proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada, which, among other things, changed the Company’s name to Signature Group Holdings, Inc. Pursuant to the Plan of Reorganization, Signature issued common stock and warrants to purchase common stock (the “Warrants”). A group of accredited investors purchased an aggregate of 1.25 million shares of Signature’s common stock for an aggregate purchase price of $10.0 million in cash pursuant to the terms of subscription agreements between the Company and each of the investors. At the same time, Signature issued Warrants to purchase an aggregate of 1.5 million shares of Signature’s common stock to three investors, including Signature Group Holdings, LLC, an investment management company in which the Company’s CFO, Kyle Ross, holds a minority interest, which owns the Warrants on behalf of itself and certain other nominees, and two other investors (collectively, the “Warrant Investors”). The Warrants vested 20% on the issuance date, and vest 20% each year thereafter on the anniversary of the issuance date. The Warrant Investors are required to pay cash in the amount of $0.20 per vested share for the Warrants, which is payable upon vesting, for an aggregate purchase price of $0.3 million.

During the Bankruptcy Proceedings, the Company executed a number of settlement agreements related to litigation matters and loan repurchase claims. In the year ended December 31, 2013, no additional settlements were executed or paid, leaving $5.1 million in Unpaid Claims. The Unpaid Claims consist of the disputed Colburn and Walker matters set forth in “Legal Proceedings” in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report.

On April 15, 2013, the California Federal Bankruptcy Court granted the Company’s motion for a final decree, and issued a final decree in the Company’s Bankruptcy Proceedings. The California Federal Bankruptcy Court retained jurisdiction to preside over claims described in “Legal Proceedings” in Note 19 — Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report for additional information about the Colburn and Walker matters. Upon the California Federal Bankruptcy Court entering the final orders in each of the Colburn and Walker claims, the Bankruptcy Proceedings will be closed.

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

	2013		2012
	High	Low	High	Low
1st Quarter	$5.70	$4.10	$3.30	$2.45
2nd Quarter	9.25	5.20	3.80	2.31
3rd Quarter	14.10	9.45	5.30	2.78
4th Quarter	12.10	10.00	4.90	3.80

On February 28, 2014, there were 1,333 registered stockholders and the last reported trade of our common stock on the OTCQX was $10.10 per share.

Dividends

There were no cash dividends declared on Signature’s common stock during the years ended December 31, 2013 and 2012.

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

Equity Compensation Plan Information

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans (“Equity Plans”) as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants and Stock Rights (a)	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants and Stock Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity plans approved by security holders	1,217,700	$6.14	592,805
Equity plans not approved by security holders	-	-	-
	1,217,700	$6.14	592,805

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s equity securities, made to satisfy payroll tax withholding obligations on behalf of employees upon the vesting of their restricted stock awards, in accordance with the terms of their awards during the year ended December 31, 2013:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	9,897	$4.10	-	-
February 1 - February 28	-	-	-	-
March 1 - March 31	-	-	-	-
April 1 - April 30	-	-	-	-
May 1 - May 31	-	-	-	-
June 1 - June 30	-	-	-	-
July 1 - July 31	-	-	-	-
August 1 - August 31	-	-	-	-
September 1 - September 30	-	-	-	-
October 1 - October 31	-	-	-	-
November 1 - November 30	-	-	-	-
December 1 - December 31	22,988	10.75	-	-

Tax Benefit Preservation Provision

In order to preserve valuable tax attributes following emergence from Bankruptcy Proceedings, restrictions were included in our Amended and Restated Bylaws on transfers of Signature common stock. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons shall become a 4.9 percent holder of Signature common stock or (ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased. Persons wishing to become a 4.9 percent holder (or existing five percent holders wishing to increase or decrease their percentage ownership) must request a waiver of the restriction from Signature, and the Board may grant a waiver in its sole discretion. The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year.

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

This MD&A is intended to provide readers of our consolidated financial statements with the perspectives of management. MD&A presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This should allow readers of this Annual Report to obtain a comprehensive understanding of our business, strategy, current trends and future prospects. MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included in Part IV, Item 15 of this Annual Report.

OVERVIEW

Signature is a diversified Delaware holding company that owns all of the outstanding interests of SGGH, LLC, its operating subsidiary. The Company’s current principal holdings are in cash, and principal activities are in the Industrial Supply operating segment. In 2013, we largely wound down another operating segment, Special Situations.

Signature’s focus is on the growth of the business through further expansion of Industrial Supply, as well as acquisitions of operating companies. We seek to acquire controlling interests in businesses with talented and experienced management teams, strong margins, and defensible market positions. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We anticipate that we will continue to use our cash and our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

A key element to our business strategy is utilizing our federal and state NOLs, primarily generated by Fremont’s legacy businesses. As of December 31, 2013, our federal and California NOLs are $890.5 million and $978.4 million, respectively. The NOLs are further discussed in Note 12 — Income Taxes in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

In 2013, Signature accomplished a number of key goals to streamline the business and reduce costs:

•	Reduced headcount at corporate and discontinued operations by nine full-time employees;
•	Expanded the Industrial Supply warehouse network, opening four new warehouse distribution locations;
•

Wound down the operations of Special Situations primarily through the sale of the legacy residential mortgage loans, the sale of our remaining corporate bonds and the collection of our commercial loans generating, in the aggregate, in excess of $30 million of cash;

•	Redemption of the Notes Payable at par, reducing annual interest expense by approximately $3.4 million going forward; and
•	Refinanced Industrial Supply’s debt, providing $11.5 million in cash that was used to repay intercompany borrowings and tax sharing agreement liabilities.

In addition, Signature completed a number of strategic initiatives to position itself for growth, including:

•	Increased the authorized common stock share count to 665,000,000 to support acquisition and capital raising efforts, and other corporate uses;
•

Registered $300 million of common stock, preferred stock, debt securities, warrants, or subscription rights on its Shelf Registration, which may be sold through various means of distribution and in one or more offerings;

•	Effected the Reverse Split that reduced the number of authorized shares from 665,000,000 to 66,500,000 and increased the per share price of the common stock by a factor of ten; and
•	Completed the Reincorporation into a Delaware holding company structure, pursuant to stockholders’ approval.

Additionally, since our new CEO and Board took their positions in the middle of 2013, we evaluated more than thirty acquisition opportunities through December 31, 2013, and more than forty as of the filing of this Annual Report, including the submission of six acquisition offers.

Operating Segments

The Company’s consolidated financial statements included in this Annual Report and MD&A present the Company’s financial condition and results of operations by operating segment. We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating subsidiaries and our growth strategies, as well as ongoing general corporate functions are included in continuing operations.

Continuing Operations: As of December 31, 2013, Signature’s continuing operations had $88.8 million in assets, or 98.6% of our total assets, and $31.4 million of liabilities, or 78.1% of our total liabilities. Continuing operations includes two operating segments, Industrial Supply and Special Situations.

Industrial Supply is comprised of SGGH, LLC’s wholly owned subsidiary, NABCO, whose results of operations have been consolidated into Signature’s operations since NABCO was acquired in July 2011. NABCO is one of the largest independent suppliers of circuit breakers in the United States and is focused on the replacement circuit breaker market, particularly for commercial and industrial applications where replacement time is extremely important.

Historically, Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. Special Situations also considered originating secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. Special Situations took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. Based on its periodic analyses of individual investments and portfolios, Special Situations opportunistically exited investment positions when the benefits of holding the assets no longer outweighed the benefits of selling them. During the second quarter of 2013, a majority of Special Situations’ assets were sold, specifically its portfolio of residential real estate loans, generating cash proceeds of approximately $27.1 million and a gain of $5.0 million.

Discontinued Operations: As of December 31, 2013, discontinued operations had $1.3 million in assets, or 1.4% of our total assets, and $8.8 million of liabilities, or 21.9% of our total liabilities. Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold, are for sale, or have been discontinued by the Company, including certain of Fremont’s former operations and Cosmed, SGGH, LLC’s majority owned subsidiary that owns the product formulations of an anti-aging line of skin care products. Management is actively marketing the assets of Cosmed, which include inventory, goodwill and other intangible assets.

The largest liability within discontinued operations is the residential loan repurchase reserve, which, as a result of receiving no new claims in more than two years, has been reduced to $6.5 million as of December 31, 2013. See “Critical Accounting Policies” below for additional information about the repurchase reserve.

Discontinued operations also includes operating costs and liabilities associated with various litigation matters pertaining to Fremont’s prior business activities. As of December 31, 2013, the SGGH, LLC was a party to twenty-five defensive cases involving individual home borrowers, the majority of whom are contesting foreclosure proceedings against the loan servicer and current mortgage owner, and where Fremont or FIL has been named in the matter because it was the originator of the mortgage. SGGH, LLC has also received notices for defense, contribution and indemnification from investment banks and other counterparties who purchased Fremont loans and are currently defendants in litigation matters to which we are not a party. We are also involved in two defensive cases involving former Fremont executives seeking severance claims. See “Legal Proceedings” in Note 19 — Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which we are involved.

Corporate and Other

Operating costs in Corporate and Other relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations, as management excludes such costs when assessing segment performance.

Critical Accounting Policies

The accounting and reporting policies of the Company conform with GAAP. The Company’s accounting policies are fundamental to understanding our consolidated financial statements and this MD&A. Several of our policies are critical as they require our management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and operating revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described below. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and our results of operations for the reporting periods.

Repurchase reserve

Fremont’s subprime residential mortgage business originated residential real estate loans, and made customary standard industry representations and warranties in sales of those residential real estate loans. Should a court find that Fremont breached these representations and warranties, the Company may be required to repurchase certain loans due to material defects that occurred in the origination of the loans. The Company maintains a repurchase reserve for the estimated losses that may to be incurred due to outstanding loan repurchase claims, as well as potential future loan repurchase claims. The reserve is based on historical repurchase settlements, expected future repurchase trends, and the expected valuation of such loans when repurchased. Because the estimated reserve is based upon currently available information, is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment, we have identified the estimate of the repurchase reserve as a critical accounting estimate, and actual results may vary significantly from the current estimate. When loans are repurchased or a claim is settled, charge-offs are made to the repurchase reserve.

The repurchase reserve may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, and other relevant factors. The estimated range of possible losses related to repurchase claims as of December 31, 2013, both known and unknown, was $3.6 million to $7.2 million, for which the Company maintained a repurchase reserve of $6.5 million. The estimated range of possible losses related to repurchase claims as of December 31, 2012, both known and unknown, was $4.0 million to $8.1 million, for which the Company maintained a repurchase reserve of $7.5 million. The repurchase reserve is included in noncurrent liabilities of discontinued operations in the consolidated balance sheets, and the provision for, or recovery of, the allowance for repurchase reserve is included in other income (expense) in the statements of operations of discontinued operations.

The repurchase reserve represents our best estimate of the probable loss that the Company may incur if it is determined that there were material breaches of certain representations and warranties in the contractual provisions of its sales of residential real estate loans. Because the level of repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the liability for loan repurchase losses is difficult to estimate and requires considerable management judgment.

Deferred tax asset valuation

Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and NOLs. As of December 31, 2013 and 2012, we had deferred tax assets of $375.0 million and $373.7 million, respectively, each with full valuation allowances. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, and future reversals of existing taxable temporary differences. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

Our analysis of the realizability of deferred tax assets considers future taxable income expected from continuing operations. The use of different assumptions of future earnings, the periods in which items will affect taxable income and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a full valuation allowance.

Our interpretations of tax laws are subject to examination by the IRS and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.

Goodwill and intangible assets

As a result of our acquisitions, we have goodwill and other intangible assets. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill in continuing operations was $17.8 million, and in discontinued operations was $0.4 million as of December 31, 2013 and 2012. Intangible assets in continuing operations consist primarily of customer relationships and trade names, and totaled $2.7 million and $4.3 million as of December 31, 2013 and 2012, respectively, net of accumulated amortization. Intangible assets in discontinued operations consist of skin care product formulations and trademarks and totaled $0.2 million and $0.2 million as of December 31, 2013 and 2012. Goodwill and intangible assets in continuing operations, together, represented 22.7% and 17.6% of our total assets as of December 31, 2013 and 2012, respectively.

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

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, discount rates and an applicable control premium. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit. There are widely accepted valuation methodologies, such as the market approach (earnings multiples and/or transaction multiples) and/or income approach (discounted cash flow methods), that are used to estimate the fair value of reporting units. In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections and market data. Because of the significant judgment used in determining the estimated fair value of our reporting units and the material balances of our goodwill and intangible assets compared to our total assets, we have identified estimating the fair value of our reporting units as a critical accounting estimate.

In estimating the fair value of the reporting units in step one of the goodwill impairment analyses, fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analyses is required, changes in the estimated fair values of individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any. In conducting our goodwill impairment test for 2013, we determined the fair value of our reporting units using a market approach. Our analysis required management to make judgments about earnings multiples and future revenue growth and operating costs.

Based on the results of step one of the 2013 goodwill impairment test, we determined that the estimated fair value of Industrial Supply, including goodwill, significantly exceeded its carrying value. During the year ended December 31, 2013, Industrial Supply generated $8.5 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Applying the same earnings multiple used at the time of our acquisition, which we believe be to a conservative assumption, the estimated fair value of Industrial Supply far exceeds the carrying value of the reporting unit, implying that Industrial Supply was not at risk of failing step one of the impairment test. Accordingly, goodwill was not considered impaired and the second step of impairment testing was not required.

Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of the intangible asset, is recognized if the sum of the estimated undiscounted cash flows relating to the intangible asset is less than the corresponding carrying value. We did not recognize impairment on intangible assets in the years ended December 31, 2013 or 2012.

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Operating revenues	$43,588	$43,933
Operating costs	46,694	46,432
Operating loss	(3,106)	(2,499)
Other income (expense)	(6,837)	(888)
Loss from continuing operations before income taxes	(9,943)	(3,387)
Income tax expense	163	580
Loss from continuing operations	(10,106)	(3,967)
Earnings (loss) from discontinued operations, net of income taxes	72	(3,501)
Net loss	(10,034)	(7,468)
Loss attributable to noncontrolling interest	-	-
Net loss attributable to Signature Group Holdings, Inc.	$(10,034)	$(7,468)

LOSS PER SHARE:
Basic and diluted:
Continuing operations	$(0.85)	$(0.34)
Discontinued operations, net of income taxes	-	(0.30)
Net loss attributable to Signature Group Holdings, Inc.	$(0.85)	$(0.64)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

General

Net loss attributable to Signature Group Holdings, Inc. increased $2.5 million to $10.0 million for the year ended December 31, 2013, as compared to $7.5 million for the year ended December 31, 2012. The increase in our net loss in 2013 is primarily related to a $5.9 million increase in other expense, partially offset by a $3.6 million improvement in earnings from discontinued operations, net of income taxes. See “Review of Operating Segments Results of Operations” below for additional information regarding our operating segments.

Loss from continuing operations

Loss from continuing operations increased $6.1 million to $10.1 million for the year ended December 31, 2013, as compared to $4.0 million for the year ended December 31, 2012. The increase in loss from continuing operations is primarily related to a $6.0 million increase in expense associated with the change in fair value of common stock warrant liability, which increased primarily as a result of the Company’s stock price appreciating from $4.10 per share at December 31, 2012 to $10.75 at December 31, 2013.

Operating revenues

Total operating revenues for the year ended December 31, 2013 decreased 0.8%, or $0.3 million, to $43.6 million, as compared to $43.9 million for the year ended December 21, 2012. The decrease is primarily due to a $1.0 million decrease in operating revenues of Special Situations, primarily as a result of reduced interest income after the sale of the residential real estate loans in 2013, partially offset by a $0.7 million increase in net sales at Industrial Supply.

Operating costs

Total operating costs increased $0.3 million to $46.7 million for the year ended December 31, 2013, as compared to $46.4 million for the year ended December 31, 2012. The increase in operating costs is primarily due to a $0.3 million increase in operating costs of Industrial Supply.

Other income (expense)

Other income (expense) decreased $5.9 million to a $6.8 million net expense for the year ended December 31, 2013, as compared to $0.9 million of net expense for the year ended December 31, 2012. The decrease is primarily related to the change in fair value of common stock warrant liability, which increased during the year ended December 31, 2013, based largely upon the increase in our stock price from December 31, 2012. The increased liability represented a $6.9 million expense for the year ended December 31, 2013, as compared to a $0.9 million expense in the year ended December 31, 2012.

Earnings (loss) from discontinued operations, net of income taxes

Earnings (loss) from discontinued operations, net of income taxes improved $3.6 million to earnings of $0.1 million for the year ended December 31, 2013, as compared to a $3.5 million loss for the year ended December 31, 2012, due primarily to a reduction in legal expenses as a result of settling and resolving outstanding legacy legal matters during the year and a $1.0 million gain recognized on the sale of a commercial real estate investment.

Consolidated Financial Condition

The following table presents selected components of the Company’s consolidated balance sheets as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands, except per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$47,880	$50,894
Restricted cash	2,805	2,805
Investment securities, available for sale	-	3,060
Trade accounts receivable, net	3,736	3,607
Inventory	10,345	10,247
Loans receivable, net due within one year	85	620
Other current assets	814	1,266
Current assets of discontinued operations	691	3,614
Total current assets	66,356	76,113
Loans receivable, net	1,322	23,752
Intangible assets, net	2,708	4,329
Goodwill	17,780	17,780
Other noncurrent assets	1,358	3,087
Noncurrent assets of discontinued operations	596	650
TOTAL ASSETS	$90,120	$125,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,205	$2,222
Line of credit	500	1,000
Contingent consideration	-	4,000
Long-term debt due within one year	3,600	3,490
Other current liabilities	1,096	1,009
Current liabilities of discontinued operations	2,285	2,292
Total current liabilities	10,686	14,013
Contingent consideration
Long-term debt	13,600	43,562
Common stock warrant liability	9,300	2,350
Other noncurrent liabilities	116	60
Noncurrent liabilities of discontinued operations	6,500	7,500
TOTAL LIABILITIES	40,202	67,485
TOTAL STOCKHOLDERS' EQUITY	49,918	58,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,120	$125,711

December 31, 2013 Compared to December 31, 2012

General

As discussed further below, total assets decreased by $35.6 million, or 28.3%, to $90.1 million as of December 31, 2013, from $125.7 million as of December 31, 2012. Total liabilities decreased by $27.3 million, or 40.4%, to $40.2 million as of December 31, 2013.

Cash and cash equivalents

Cash and cash equivalents decreased $3.0 million to $47.9 million as of December 31, 2013, from $50.9 million as of December 31, 2012. The $3.0 million decrease in cash was primarily due to using cash to redeem $37.2 million of Notes Payable, repay $8.2 million of other long-term debt and contingent consideration and pay cash expenses related to the $10.0 million net loss, partially offset by $34.8 million of cash proceeds from the sale of investment securities, nonmarketable equity securities, residential real estate loans, Federal Home Loan Bank (“FHLB”) stock and commercial real estate investments, and the issuance of $11.5 million of long-term debt.

Restricted cash

Restricted cash remained at $2.8 million as of December 31, 2013, unchanged from December 31, 2012.

Investment securities, available for sale

Investment securities, available for sale decreased $3.1 million to zero as of December 31, 2013, from the sale of corporate bonds by Special Situations, which resulted in a gain of $0.4 million.

Trade accounts receivable, net

Trade accounts receivable, net increased $0.1 million to $3.7 million as of December 31, 2013, from $3.6 million as of December 31, 2012. The increase was primarily due to the timing of payments received from customers.

Inventory

Inventory increased $0.1 million to $10.3 million as of December 31, 2013, from $10.2 million as of December 31, 2012. The increase in inventory was related to the opening of four new distribution warehouses across North America and reflects management’s desire to maintain strong inventory levels to support ongoing growth initiatives.

Loans receivable, net

Loans receivable, net decreased $23.0 million to $1.4 million as of December 31, 2013, from $24.4 million as of December 31, 2012. The decrease was primarily due to the sale of the residential real estate mortgage portfolio, in the second quarter, and the payoff of the commercial loans in the fourth quarter of 2013.

Intangible assets, net

Intangible assets, net, comprised of customer relationships and trade names, decreased $1.6 million to $2.7 million as of December 31, 2013, from $4.3 million as of December 31, 2012, as a result of scheduled amortization.

Trade payables

Trade payables increased $1.0 million to $3.2 million as of December 31, 2013, from $2.2 million as of December 31, 2012. The increase is primarily attributable to the timing of inventory purchases at Industrial Supply, where trade payables increased $0.6 million from the prior year, and increased accrued professional fees associated with efforts to comply with the requirements of the Sarbanes-Oxley Act and other corporate initiatives including the Special Meeting.

Line of credit

Line of credit decreased $0.5 million to $0.5 million as of December 31, 2013, from $1.0 million as of December 31, 2012. The decrease reflects our repayment of a portion of our line of credit as a result of strong operating results and liquidity in the Industrial Supply segment.

Contingent consideration

Contingent consideration decreased $4.0 million to zero as of December 31, 2013. In accordance with the NABCO purchase agreement, NABCO’s former stockholders earned and were paid contingent consideration of $4.0 million, based on the achievement of certain EBITDA milestones for the fiscal year ended December 31, 2012.

Long-term debt

Long-term debt decreased $29.9 million to $17.2 million as of December 31, 2013, from $47.1 million as of December 31, 2012. The decrease was primarily attributable to the redemption of $37.2 million of the Notes Payable and scheduled and accelerated principal payments on the term and seller notes, partially offset by the issuance of $11.5 million of new term debt.

Common stock warrant liability

Common stock warrant liability increased $6.9 million to $9.3 million as of December 31, 2013, from $2.4 million as of December 31, 2012.  The $6.9 million change in fair value of common stock warrant liability during the year ended December 31, 2013 is primarily attributable to an increase in the underlying market price of the our common stock from $4.10 to $10.75 per share offset by a reduction in the remaining expected term of the Warrants. The weighted average exercise price of the Warrants is $6.85 per share as of December 31, 2013, which reflects a reduction to the original exercise price as a result of dilutive issuances of our common stock subsequent to the issuance of the Warrants. See Note 11 — Common Stock Warrant Liability in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the Warrants.

Assets and liabilities of discontinued operations

Assets of discontinued operations decreased to $1.3 million as of December 31, 2013, from $4.3 million as of December 31, 2012. Liabilities of discontinued operations decreased to $8.8 million as of December 31, 2013, from $9.8 million as of December 31, 2012. See “Review of Operating Segments Financial Condition — Discontinued Operations” below.

REVIEW OF OPERATING SEGMENTS RESULTS OF OPERATIONS

The following tables present revenues, expenses, net earnings (loss) and other key financial measures from our operating segments for the years ended December 31, 2013 and 2012. We have three operating segments: Industrial Supply, Special Situations and Discontinued Operations. Results of operations and other financial measures that are not included in our operating segments are included in Corporate and Other in the tables below.

Year Ended December 31, 2013, as Compared to the Year Ended December 31, 2012

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2013
Operating revenues:
Net sales	$36,897	$-	$-	$-	$36,897	$39	$36,936
Interest	-	1,725	316	(720)	1,321	57	1,378
Gain on sale of investment securities, available for sale	-	393	-	-	393	-	393
Impairment of nonmarketable equity securities	-	(581)	-	-	(581)	-	(581)
Gain on sale of nonmarketable securities	-	14	-	-	14	-	14
Discount recognized on payoff of loans receivable, net	-	517	-	-	517	-	517
Loss on real estate owned	-	-	-	-	-	(173)	(173)
Gain on sale of loans held for sale, net	-	5,027	-	-	5,027	-	5,027
Total operating revenues	36,897	7,095	316	(720)	43,588	(77)	43,511
Operating costs:
Cost of goods sold	23,427	-	-	-	23,427	142	23,569
Selling, general and administrative	1,747	99	2,368	-	4,214	546	4,760
Compensation	2,808	-	6,298	-	9,106	232	9,338
Professional fees	521	-	3,894	-	4,415	1,365	5,780
Interest expense	996	316	3,352	(720)	3,944	-	3,944
Amortization of intangibles	1,588	-	-	-	1,588	-	1,588
Total operating costs	31,087	415	15,912	(720)	46,694	2,285	48,979
Operating profit (loss)	5,810	6,680	(15,596)	-	(3,106)	(2,362)	(5,468)
Other income (expense):
Change in fair value of common stock warrant liability	-	-	(6,950)	-	(6,950)	-	(6,950)
Gain on sale of commercial real estate investments	-	-	-	-	-	1,003	1,003
Recovery of allowance for repurchase reserve	-	-	-	-	-	1,000	1,000
Other, net	1	(14)	126	-	113	431	544
Total other income (expense)	1	(14)	(6,824)	-	(6,837)	2,434	(4,403)
Earnings (loss) before income taxes	5,811	6,666	(22,420)	-	(9,943)	72	(9,871)
Income tax expense (benefit)	2,071	2,574	(4,482)	-	163	-	163
Net earnings (loss)	3,740	4,092	(17,938)	-	(10,106)	72	(10,034)
Earnings (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$3,740	$4,092	$(17,938)	$-	$(10,106)	$72	$(10,034)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues:
Net sales	$36,242	$-	$-	$-	$36,242	$358	$36,600
Interest	-	4,600	940	(1,347)	4,193	185	4,378
Gain on sale of investment securities, available for sale	-	347	-	-	347	-	347
Impairment of investment securities, available for sale	-	(620)	-	-	(620)	-	(620)
Change in market valuation allowance on loans held for sale, net	-	2,776	-	-	2,776	-	2,776
Discount recognized on payoff of loans receivable, net	-	495	-	-	495	-	495
Contingent consideration	-	500	-	-	500	-	500
Loss on real estate owned	-	-	-	-	-	(336)	(336)
Gain on sale of loans held for sale, net	-	-	-	-	-	850	850
Other operating revenues, net	-	-	-	-	-	(109)	(109)
Total operating revenues	36,242	8,098	940	(1,347)	43,933	948	44,881
Operating costs:
Cost of goods sold	22,713	-	-	-	22,713	498	23,211
Selling, general and administrative	1,472	122	2,762	-	4,356	994	5,350
Compensation	2,314	-	5,544	-	7,858	217	8,075
Professional fees	792	9	4,193	-	4,994	3,849	8,843
Interest expense	1,162	940	3,410	(1,347)	4,165	18	4,183
Amortization of intangibles	2,346	-	-	-	2,346	74	2,420
Total operating costs	30,799	1,071	15,909	(1,347)	46,432	5,650	52,082
Operating profit (loss)	5,443	7,027	(14,969)	-	(2,499)	(4,702)	(7,201)
Other income (expense):
Change in fair value of common stock warrant liability	-	-	(947)	-	(947)	-	(947)
Recovery of allowance for repurchase reserve	-	-	-	-	-	1,000	1,000
Gain on extinguishment of long-term debt	-	-	396	-	396	-	396
Other, net	(403)	-	66	-	(337)	204	(133)
Total other income (expense)	(403)	-	(485)	-	(888)	1,204	316
Earnings (loss) before income taxes	5,040	7,027	(15,454)	-	(3,387)	(3,498)	(6,885)
Income tax expense (benefit)	2,230	1,467	(3,117)	-	580	3	583
Net earnings (loss)	2,810	5,560	(12,337)	-	(3,967)	(3,501)	(7,468)
Earnings (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,810	$5,560	$(12,337)	$-	$(3,967)	$(3,501)	$(7,468)

Industrial Supply

General

As discussed further below, for the year ended December 31, 2013, Industrial Supply generated net earnings of $3.7 million, on $36.9 million in net sales and $31.1 million of operating costs, including $1.6 million of amortization of intangible assets, as compared to net earnings of $2.8 million, on $36.2 million in net sales and $30.8 of operating costs, including $2.3 million of amortization of intangible assets for the year ended December 31, 2012.

Operating revenues

Operating revenues from Industrial Supply, comprised entirely of net sales, increased $0.7 million to $36.9 million for the year ended December 31, 2013, as compared to $36.2 million for the year ended December 31, 2012. The increase in net sales in 2013 is primarily related to the addition of new distribution locations and expansion of product mix.

Cost of goods sold

Cost of goods sold increased $0.7 million to $23.4 million for the year ended December 31, 2013, as compared to $22.7 million for the year ended December 31, 2012 primarily due to the increase in sales during the year.

Gross margin fell slightly to 36.5% for the year ended December 31, 2013, as compared to 37.3% for the year ended December 31, 2012. The decrease in gross margin is primarily attributable to higher freight costs associated with the expansion of the warehouse network.

Selling, general and administrative

Selling, general and administrative expense increased $0.2 million to $1.7 million for the year ended December 31, 2013, as compared to $1.5 million for the year ended December 31, 2012 primarily due to increased rent associated with the expansion of the warehouse network.

Compensation

Compensation increased $0.5 million to $2.8 million for the year ended December 31, 2013, as compared to $2.3 million for the year ended December 31, 2012 primarily due to increased headcount.

Amortization of intangibles

Amortization of intangibles decreased $0.7 million to $1.6 million for the year ended December 31, 2013, as compared to $2.3 million for the year ended December 31, 2012. The decrease was expected based on the scheduled amortization of intangibles and amortization in 2014 is scheduled to be $1.1 million.

Other income (expense)

Other income (expense) decreased $0.4 million to zero, reflecting the finalization and settlement of the contingent consideration liability and the elimination of the change in fair value of contingent consideration charges incurred in the year ended December 31, 2012.

Special Situations

General

As discussed further below, net earnings from Special Situations decreased $1.5 million to $4.1 million for the year ended December 31, 2013, as compared to $5.6 million for the year ended December 31, 2012.

Special Situations sold all of the residential real estate loans in the second quarter of 2013, and substantially all of the remaining assets of Special Situations were monetized in the third and fourth quarters of 2013. As of December 31, 2013, Special Situations holds $1.4 million of commercial real estate loans and a nonmarketable preferred equity position in a private company that was previously a commercial borrower of Special Situations, which is carried at $0.8 million. Management does not currently expect to re-deploy any additional assets in Special Situations.

Operating revenues

Operating revenues for Special Situations decreased $1.0 million to $7.1 million for the year ended December 31, 2013, as compared to $8.1 million for the year ended December 31, 2012. The decrease is primarily related to a $2.9 million decrease in interest income, a $2.8 million decrease in change in market valuation allowance, a $0.5 million decrease in contingent consideration, and a $0.6 million impairment of nonmarketable equity securities, partially offset by a $5.0 million gain on loans held for sale and a $0.6 million reduction in impairment of investment securities, available for sale.

Sale and reclassification of residential real estate loans

In 2013, we sold the residential real estate loan portfolio for cash proceeds of $27.1 million and recognized a $5.0 million gain. In April 2012, the loan portfolio was reclassified from held for sale in discontinued operations, to held for investment in continuing operations as the loans no longer met the criteria to be classified as a discontinued operation. As a result of the reclassification, we recorded $2.8 million of income related to a change in market valuation allowance when the loans were recorded at fair value on the date of the reclassification.

Interest income

Interest income decreased $2.9 million to $1.7 million during the year ended December 31, 2013, as compared to $4.6 million for the year ended December 31, 2012. The decrease is primarily related to a $19.0 million decrease in average interest-earning assets, to $17.8 million during the year ended December 31, 2013, as compared to $36.8 million during the year ended December 31, 2012, and a decrease in the effective yield on the loan portfolio from 12.5% to 9.8%. The decrease in the average interest-earning assets and effective yield in 2013 was primarily related to the sale of the residential real estate loan portfolio in the second quarter of 2013 and the repayment of the commercial loans in the fourth quarter of 2013. During 2013, the residential and commercial loan portfolios that were sold or paid off provided effective yields of 9.8% and 10.6%, respectively, while the commercial real estate portfolio provided an effective yield of 6.5%.

Discount recognized on payoff of loans receivable, net

During the year ended December 31, 2013, we recognized $0.5 million of discount on payoff of loans receivable carried at a discount, the same as the year ended December 31, 2012. In 2013, the discount on payoff of loans receivable related to a commercial loan being refinanced at par whereas in 2012 the discount related to residential real estate loan payoffs.  When a loan receivable that is held for investment and carried at a discount to unpaid principal balance pays off, the unamortized discount is recognized in earnings as discount recognized on payoff of loans receivable, net. As of December 31, 2013, no loans are carried at a discount to unpaid principal balance.

Operating costs

Operating costs decreased $0.7 million to $0.4 million for the year ended December 31, 2013, as compared to a $1.1 million for the year ended December 31, 2012. The decrease is primarily related to a $0.6 million decrease in allocated intercompany interest expense as a substantial portion of the intercompany borrowings were repaid during the year.

Income tax expense

Income tax expense increased $1.1 million to $2.6 million for the year ended December 31, 2013, as compared to $1.5 million for the year ended December 31, 2012. The increase is primarily related to intercompany tax allocations, which were not fully allocated in 2012.

Corporate and Other

General

Amounts included in Corporate and Other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments. These items do not meet the definition of a segment themselves.

The net loss reported in Corporate and Other increased by $5.6 million to $17.9 million for the year ended December 31, 2013, as compared to a $12.3 million for the year ended December 31, 2012, as discussed further below.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $7.0 million to a $6.5 million net expense for the year ended December 31, 2013, as compared to $0.5 million of net revenue for the year ended December 31, 2012. The decrease is primarily related to the change in fair value of common stock warrant liability, which increased during the year ended December 31, 2013, based largely upon the increase in our stock price from December 31, 2012. The increased liability represented a $6.9 million expense for the year ended December 31, 2013, as compared to a $0.9 million expense in the year ended December 31, 2012.

Operating costs

Total operating costs from Corporate and Other were unchanged at $15.9 million for the year ended December 31, 2013.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.4 million to $2.4 million for the year ended December 31, 2013, as compared to $2.8 million for the year ended December 31, 2012, primarily due to lower occupancy, information technology and general insurance costs.

Compensation

Compensation expense increased $0.8 million to $6.3 million for the year ended December 31, 2013, as compared to $5.5 million for the year ended December 31, 2012.  The increase in compensation is primarily related to $0.7 million of compensatory costs associated with settlement and release agreements with exiting senior executives; $0.4 million increase in share-based compensation amortization offset by a $0.4 million decrease in compensation and related expenses from reduced staffing levels.

Professional fees

Professional fees decreased $0.3 million to $3.9 million for the year ended December 31, 2013, as compared to $4.2 million for the year ended December 31, 2012 primarily due to a reduction in corporate legal expenses.

Interest expense

Interest expense was unchanged at $3.4 million for the year ended December 31, 2013. With the repayment of the Notes Payable in December 2013, interest expense is expected to be substantially reduced in 2014.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations of Fremont and Cosmed. Earnings (loss) from discontinued operations, net of income taxes improved to earnings of $0.1 million for the year ended December 31, 2013, as compared to a $3.5 million loss for the year ended December 31, 2012. The $3.6 million increase in earnings, net of income taxes is primarily attributable to a $3.4 million decrease in operating costs.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations increased $0.2 million to $2.4 million for the year ended December 31, 2013, as compared to $2.2 million for the year ended December 31, 2012. The $0.2 million increase in operating revenues and other income (expense) is primarily related to a $1.0 million gain recognized on the sale of commercial real estate investments and a $0.3 million increase in other nonoperating revenues, partially offset by a $0.3 million decrease in net sales, a $0.1 million decrease in interest income and a $0.9 million decrease in gain on sale of residential real estate loans.

Operating costs

Operating costs in discontinued operations decreased $3.4 million to $2.3 million for the year ended December 31, 2013, as compared to $5.7 million for the year ended December 31, 2012. The decrease in operating costs is primarily related to a $2.5 million reduction in professional fees, a $0.4 million decrease in cost of goods sold, and a $0.4 million decrease in selling, general and administrative expenses. The significant reduction in professional fees reflects the reduction in legal fees. Legal fees associated with defensive home loans actions, securities litigation, employment litigation, and plaintiff actions fell $0.7 million, $0.4 million, $0.3 million and $0.6 million, respectively, in the year ended December 31, 2013 as compared to the year ended December 31, 2012, due to reductions in ongoing activities.

REVIEW OF OPERATING SEGMENTS FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of December 31, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2013
Current assets:
Cash and cash equivalents	$66	$1,807	$46,007	$-	$47,880	$139
Restricted cash	-	-	2,805	-	2,805	-
Trade accounts receivable, net	3,736	-	-	-	3,736	-
Inventory	10,345	-	-	-	10,345	432
Loans receivable, net due within one year	-	85	-	-	85	-
Real estate owned, net	-	-	-	-	-	75
Other current assets	383	12	419	-	814	45
Total current assets	14,530	1,904	49,231	-	65,665	691
Loans receivable, net	-	1,322	-	-	1,322	-
Intangible assets, net	2,708	-	-	-	2,708	196
Goodwill	17,780	-	-	-	17,780	400
Intercompany receivable	-	-	4,000	(4,000)	-	-
Other noncurrent assets	490	800	68	-	1,358	-
TOTAL ASSETS	$35,508	$4,026	$53,299	$(4,000)	$88,833	$1,287

Current liabilities:
Trade payables	$2,160	$-	$1,045	$-	$3,205	$254
Line of credit	500	-	-	-	500	-
Long-term debt due within one year	3,600	-	-	-	3,600	-
Litigation reserve	-	-	-	-	-	135
Judgment and accrued interest	-	-	-	-	-	1,877
Other current liabilities	124	60	912	-	1,096	19
Total current liabilities	6,384	60	1,957	-	8,401	2,285
Long-term debt	13,600	-	-	-	13,600	-
Common stock warrant liability	-	-	9,300	-	9,300	-
Repurchase reserve	-	-	-	-	-	6,500
Intercompany payable	105	3,895	-	(4,000)	-	-
Other noncurrent liabilities	24	(3)	95	-	116	-
TOTAL LIABILITIES	$20,113	$3,952	$11,352	$(4,000)	$31,417	$8,785

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2012
Current assets:
Cash and cash equivalents	$1,147	$7,983	$41,764	$-	$50,894	$162
Restricted cash	-	-	2,805	-	2,805	-
Investment securities, available for sale	-	3,060	-	-	3,060	-
Trade accounts receivable, net	3,607	-	-	-	3,607	-
Inventory	10,247	-	-	-	10,247	516
Loans receivable, net due within one year	-	620	-	-	620	-
Real estate owned, net	-	-	-	-	-	830
FHLB stock	-	-	-	-	-	2,051
Other current assets	252	566	448	-	1,266	55
Total current assets	15,253	12,229	45,017	-	72,499	3,614
Loans receivable, net	-	23,752	-	-	23,752	-
Intangible assets, net	4,329	-	-	-	4,329	196
Goodwill	17,780	-	-	-	17,780	400
Intercompany receivable	4	4,509	27,695	(32,208)	-	-
Other noncurrent assets	301	2,740	46	-	3,087	54
TOTAL ASSETS	$37,667	$43,230	$72,758	$(32,208)	$121,447	$4,264

Current liabilities:
Trade payables	$1,724	$-	$498	$-	$2,222	$361
Lines of credit	1,000	-	-	-	1,000	-
Contingent consideration	4,000	-	-	-	4,000	-
Long-term debt due within one year	3,490	-	-	-	3,490	-
Litigation reserve	-	-	-	-	-	1,775
Other current liabilities	650	103	256	-	1,009	156
Total current liabilities	10,864	103	754	-	11,721	2,292
Long-term debt	5,806	-	37,246	-	43,052	-
Common stock warrant liability	-	-	2,350	-	2,350	-
Repurchase reserve	-	-	-	-	-	7,500
Intercompany payable	8,772	23,436	-	(32,208)	-	-
Other noncurrent liabilities	60	-	-	-	60	-
TOTAL LIABILITIES	$25,502	$23,539	$40,350	$(32,208)	$57,183	$9,792

Industrial Supply

As of December 31, 2013, Industrial Supply had $35.5 million in total assets and $20.1 million in total liabilities, compared to $37.7 million in total assets and $26.0 million in total liabilities as of December 31, 2012.

Cash and cash equivalents

Cash and cash equivalents decreased $1.0 million to $0.1 million as of December 31, 2013, from $1.1 million as of December 31, 2012. The decrease is primarily the result of a $4.0 million contingent consideration payment and repayment of $8.7 million in intercompany payable offset by net earnings of $3.7 million and proceeds from the new $11.5 million term loan.

Inventory

Inventory increased $0.1 million to $10.3 million as of December 31, 2013, from $10.2 million as of December 31, 2012, primarily related to the opening of four new distribution warehouses across North America and reflects management’s desire to maintain strong inventory levels to support ongoing growth initiatives.

Line of credit and long-term debt

Line of credit decreased by $0.5 million to $0.5 million as of December 31, 2013, from $1.0 million as of December 31, 2012. Long-term debt increased $7.4 million to $17.2 million as of December 31, 2013, from $9.8 million as of December 31, 2012. Strong results of operations enabled the repayment of advances under the line of credit, while the increase in long-term debt is the result of the issuance of $11.5 million of term debt in December 2013, partially offset by $4.1 million of scheduled principal amortization on both the term and seller notes and accelerated principal amortization under the seller notes, which were paid in full in December 2013.

Contingent consideration

Contingent consideration decreased to zero as of December 31, 2013, after the March 2013 payment of the $4.0 million obligation to the former stockholders of NABCO.

Intercompany payables

Intercompany payables decreased to $0.1 million as of December 31, 2013, from $8.8 million as of December 31, 2012. The decrease reflects repayments of intercompany borrowings and amounts due under a tax allocation agreement. As of December 31, 2013, intercompany payables are entirely comprised on amounts due under a tax allocation agreement.

Special Situations

As of December 31, 2013, Special Situations had $4.0 million in total assets and $4.0 million in total liabilities, compared to $43.2 million in total assets and $23.5 million in total liabilities as of December 31, 2012.

Cash and cash equivalents

Cash and cash equivalents decreased $6.2 million to $1.8 million as of December 31, 2013, from $8.0 million as of December 31, 2012. The decrease primarily relates to intercompany payable and dividend payments made to Corporate and Other, partially offset by cash proceeds from the sale of (i) investment securities, available for sale, (ii) the residential real estate loan portfolio, and (iii) nonmarketable equity securities; and the repayment of the commercial loans.

Investment securities, available for sale

Investment securities, available for sale decreased $3.1 million to zero as of December 31, 2013, from the sale of corporate bonds during 2013.

Loans receivable, net

Loans receivable, net decreased $23.0 million to $1.4 million as of December 31, 2013, from $24.4 million as of December 31, 2012. The decrease is primarily the result of the sale of the residential real estate loans in the second quarter of 2013 and the repayment of the commercial loans in the fourth quarter of 2013.

As of December 31, 2013, loans receivable, net was comprised of one class of financing receivables, commercial real estate loans. The commercial real estate loan portfolio, consisting primarily of participation interests in pools of adjustable rate multi-family loans, had a carrying value of $1.4 million and $1.7 million as of December 31, 2013 and 2012, respectively. The decrease relates to principal collections during the year. The effective yield on the commercial real estate loan portfolio was 6.5% and 6.4% in the years ended December 31, 2013 and 2012, respectively.

Intercompany receivables and payables

There were no intercompany receivables as of December 31, 2013, as compared to $4.5 million as of December 31, 2012. The prior period balance related to a $4.0 million intercompany note due from Industrial Supply, accruing interest at 10.00% per annum, with $0.5 million of accrued interest. In December 2013, Industrial Supply used a portion of its newly issued term debt to repay the intercompany receivable, plus accrued interest of $0.9 million. As of December 31, 2013, there were $3.9 million of intercompany payables, as compared to $23.4 million as of December 31, 2012. The intercompany payables relate to debt allocated from Corporate and Other, bearing interest at 5.00% per annum, and tax sharing agreement liabilities. Intercompany receivables and payables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets totaled $0.8 million as of December 31, 2013, as compared to $3.3 million as of December 31, 2012. The $2.5 million decrease is primarily related to the impairment and liquidation of nonmarketable equity securities totaling $1.9 million and a $0.6 million decrease in interest and other receivables associated with the residential real estate loan portfolio. The remaining $0.8 million represents one asset, our nonmarketable convertible preferred equity investment in a private company that was formerly the borrower under our commercial loans, accounted for under the cost method. See Note 15 — Fair Value Measurements in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the preferred stock.

Corporate and Other

As of December 31, 2013, Corporate and Other had $53.3 million in total assets and $11.4 million in total liabilities, as compared to $72.8 million in total assets and $40.4 million in total liabilities as of December 31, 2012.

Cash and cash equivalents

Cash and cash equivalents increased $4.2 million to $46.0 million as of December 31, 2013, from $41.8 million as of December 31, 2012. The increase is primarily due to the repayment of intercompany receivables from Special Situations, partially offset by cash expenses associated with the $17.9 million net loss and changes in assets and liabilities discussed below.

Intercompany receivables

Intercompany receivables were reduced to $4.0 million as of December 31, 2013, from $27.7 million as of December 31, 2012. Intercompany receivables related to debt allocated to Special Situations, which were subsequently repaid when the residential real estate loans were sold, and amounts due under tax sharing agreements with operating subsidiaries. Intercompany receivables are eliminated in consolidation in the Company’s consolidated balance sheets.

Other assets

Other assets were unchanged at $0.5 million as of December 31, 2013, and consist primarily of property and equipment, prepaid expenses, and deposits.

Common stock warrant liability

Common stock warrant liability increased $6.9 million to $9.3 million as of December 31, 2013, from $2.4 million as of December 31, 2012. The increase is primarily attributable to an increase in the underlying market price of our common stock and by reductions in the remaining expected term of the Warrants. As of December 31, 2013, the weighted average exercise price of the Warrants was $6.85 per share.

Long-term debt

Long-term debt decreased by $37.2 million to zero as of December 31, 2013, from $37.2 million as of December 31, 2012.  The decrease was due to the redemption of the Notes Payable in conjunction with the Reincorporation.

Other liabilities

Other liabilities increased $0.7 million to $1.0 million as of December 31, 2013, from $0.3 million as of December 31, 2012. The increase is primarily due to increased accrued professional fees associated with efforts to comply with the requirements of the Sarbanes-Oxley Act and other corporate initiatives including the special meeting of stockholders and the associated Reincorporation.

Discontinued Operations

As of December 31, 2013, Discontinued Operations had $1.3 million in total assets and $8.8 million in total liabilities, as compared to $4.3 million in total assets and $9.8 million in total liabilities as of December 31, 2012.

Inventory

Inventory consists of a line of skin care products from our discontinued Cosmed operation. Inventory decreased $0.1 million to $0.4 million as of December 31, 2013, as compared to $0.5 million as of December 31, 2012. The decrease is attributable to product sales and write-off of expired product.

Real estate owned, net

Real estate owned (“REO”) includes residential property acquired through foreclosure, or deed in lieu of foreclosure, and is recorded at fair value, net of estimated selling or disposal costs (“net realizable value”) at the acquisition date. REO was carried at $0.1 million, net of a $0.2 million valuation allowance, as of December 31, 2013, as compared to $0.8 million, net of a valuation allowance of $0.2 million, as of December 31, 2012. The $0.7 million decrease is related to REO sales totaling $0.4 million and additional valuation write downs of $0.3 million. REO decreased to one property as of December 31, 2013, as compared to seven properties as of December 31, 2012.

FHLB stock

FIL was previously a member of the Federal Home Loan Bank of San Francisco. The Company redeemed its FHLB stock, at its $2.1 million par value, in July 2013.

Litigation reserve

As of December 31, 2013, the litigation reserve relates primarily to expected losses on defensive home loan actions. As of December 31, 2012, the litigation reserve related primarily to an action brought against the Company by a former Fremont employee. In 2013, following the abandonment of our appeals process, we reclassified the full amount of the judgment, plus accrued interest, from the litigation reserve to accrued judgment. Payment of the judgment is pending the outcome of our plaintiff action against the former employee.

Repurchase reserve

SGGH, LLC’s repurchase reserve liability decreased $1.0 million to $6.5 million as of December 31, 2013, from $7.5 million as of December 31, 2012. No new claims were received during the year ended December 31, 2013, and the existing claims continued to further age as described below. Accordingly, our estimate of exposure dropped during the year and the liability reduced correspondingly. While management believes that the $6.5 million repurchase reserve liability was sufficient as of December 31, 2013, the reserve is subjective and is based on management’s current expectations based on facts currently known. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause SGGH, LLC to experience losses in excess of the repurchase reserve liability. Any material increase in, or change in the nature of, repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

This liability represents estimated losses that may be experienced from repurchase claims, both known and unknown, should a court find Fremont breached certain representations and warranties provided to counterparties that purchased the residential real estate loans Fremont originated, predominantly from 2002 through the first quarter of 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

There were no settlements or new repurchase claims received during the year ended December 31, 2013. Total outstanding repurchase claims as of December 31, 2013 were approximately $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than six years in the case of approximately $56.4 million in claims, or 55.5% of total claims outstanding;
•	for more than four years, but less than six years, in the case of approximately $15.4 million in claims, or 15.1% of total claims outstanding; and
•	for more than two years, but less than four years, in the case of approximately $29.9 million in claims, or 29.4% of total claims outstanding.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA are not financial measures recognized under GAAP. EBITDA and Adjusted EBITDA are presented and discussed because management believes they enhance the understanding of the financial performance of the Company’s operating segments by investors and lenders. As a complement to financial measures recognized under GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA are not financial measures recognized under GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) as an indicator of operating performance. EBITDA and Adjusted EBITDA are primarily performance measurements used by our senior management and the Board to evaluate operating results.

We calculate EBITDA and Adjusted EBITDA as earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA by operating segment. Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following tables present a reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA by operating segment for the years ended December 31, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2013
Net earnings (loss)	$3,740	$4,092	$(17,938)	$(10,106)	$72	$(10,034)
Intersegment expenses (revenues)	404	(88)	(316)	-		-
Adjusted net earnings (loss)	4,144	4,004	(18,254)	(10,106)	72	(10,034)
Plus:
Interest	592	-	3,352	3,944	-	3,944
Taxes	2,071	2,574	(4,482)	163	-	163
Depreciation	90	-	15	105	-	105
Amortization of intangibles	1,588	-	-	1,588	-	1,588
EBITDA	8,485	6,578	(19,369)	(4,306)	72	(4,234)
Adjustments:
Change in fair value of common stock warrant liability	-	-	6,950	6,950	-	6,950
Gain on loans held for sale	-	(5,027)	-	(5,027)	-	(5,027)
Impairment of nonmarketable equity securities	-	581	-	581	-	581
Share-based compensation	30	-	2,086	2,116	-	2,116
Discount recognized on payoff of loans receivable, net	-	(581)	-	(581)	-	(581)
Accretion of discounts	-	(200)	-	(200)	-	(200)
Amortization of other capitalized costs	67	-	-	67	-	67
Gain on sale in commercial real estate investments	-	-	-	-	(1,003)	(1,003)
Recovery of allowance for repurchase reserve	-	-	-	-	(1,000)	(1,000)
Shelf Registration, Reverse Split and Reincorporation related professional fees	-	-	582	582	-	582
Estimated contested proxy and related expenses and settlements	-	-	1,900	1,900	-	1,900
Total adjustments	97	(5,227)	11,518	6,388	(2,003)	4,385
Adjusted EBITDA	$8,582	$1,351	$(7,851)	$2,082	$(1,931)	$151

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2012
Net earnings (loss)	$2,810	$5,560	$(12,337)	$(3,967)	$(3,501)	$(7,468)
Intersegment expenses (revenues)	407	533	(940)	-	-	-
Adjusted net earnings (loss)	3,217	6,093	(13,277)	(3,967)	(3,501)	(7,468)
Plus:
Interest	754	-	3,410	4,164	18	4,182
Taxes	2,230	1,467	(3,117)	580	3	583
Depreciation	62	-	7	69	4	73
Amortization of intangibles	2,346	-	-	2,346	74	2,420
EBITDA	8,609	7,560	(12,977)	3,192	(3,402)	(210)
Adjustments:
Change in fair value of common stock warrant liability	-	-	947	947	-	947
Change in fair value of contingent consideration	403	-	-	403	-	403
Change in market valuation allowance on loans held for sale	-	(2,776)	-	(2,776)	(712)	(3,488)
Share-based compensation	26	-	1,717	1,743	-	1,743
Accretion of discounts	-	(656)	-	(656)	-	(656)
Impairment of investment securities, available for sale	-	620	-	620	-	620
Amortization of other capitalized costs	57	-	-	57	-	57
Gain on extinguishment of long-term debt	-	-	(396)	(396)	-	(396)
Recovery of allowance for repurchase reserve	-	-	-	-	(1,000)	(1,000)
Gain on sale and recoveries of charged off loans	-	-	-	-	(464)	(464)
Distributions from residual interests	-	-	-	-	(5)	(5)
Estimated contested proxy and related expenses and settlements	-	-	1,500	1,500	-	1,500
Total adjustments	486	(2,812)	3,768	1,442	(2,181)	(739)
Adjusted EBITDA	$9,095	$4,748	$(9,209)	$4,634	$(5,583)	$(949)

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of liquidity

For the year ended December 31, 2013, consolidated cash flows provided by operating activities totaled $23.0 million, which reflects the results of operations of our wholly owned and majority owned businesses. We reported a $10.0 million consolidated net loss in the year ended December 31, 2013, which included the following significant noncash charges: (i) $1.7 million of depreciation and amortization, (ii) $2.1 million of share-based compensation, and (iii) $6.9 million of change in fair value of common stock warrant liability. Cash provided by the operating activities of continuing operations totaled $23.6 million in the year ended December 31, 2013, including the sale the residential real estate loans that provided $27.1 million in cash proceeds. Cash used in operating activities of discontinued operations totaled $0.6 million. Cash flows provided by operating activities in 2012 totaled $3.9 million, including $8.4 million provided by discontinued operations, offset by $4.5 million used in continuing operations.

Cash flows provided by investing activities totaled $8.5 million for the year ended December 31, 2013, including $5.9 million provided by continuing operations and $2.6 million provided by discontinued operations. Cash flows from investing activities primarily reflect the sale or collection of our loans receivable, the sale of investment securities, available for sale and nonmarketable equity securities, and REO and commercial real estate investments within discontinued operations. Cash flows provided by investing activities in 2012 totaled $7.2 million, including $2.8 million provided by continuing operations and $4.4 million provided by discontinued operations.

Cash flows used in financing activities totaled $34.5 million for the year ended December 31, 2013, principally reflecting the repayment of debt. During the year, we repaid $37.2 million of Notes Payable, $0.5 million under our line of credit facility, and $4.2 million under our other long-term debt agreements, before Industrial Supply borrowed $11.5 million on December 30, 2013 under a new fixed rate term loan. Additionally, the former stockholders of NABCO were paid $4.0 million of contingent consideration under the NABCO purchase agreement. Cash flows used in financing activities in 2012 totaled $8.2 million, primarily from $4.1 million of net repayments under our line of credit facility, and the retirement or repayment of $4.2 million of long-term debt. Signature has guaranteed up to $5.0 million under Industrial Supply’s new fixed rate term loan, and would be obligated to fund the guarantee should Industrial Supply not meet its obligations under the loan agreement.

As of December 31, 2013, we had $47.9 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months. Additionally, we filed a Shelf Registration with the SEC on September 6, 2013, which was declared effective on September 26, 2013. The Shelf Registration gives us the flexibility to issue and publicly distribute various types of securities, including common stock, preferred stock, debt securities, warrants, subscription rights and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $300 million. The Shelf Registration enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise.

Interest expense

We incurred interest expense totaling $3.9 million in the year ended December 31, 2013, as compared to $4.2 million in the year ended December 31, 2012. The following table presents the components of interest expense for the years ended December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Contractual interest expense:
Line of credit	$80	$71
Notes Payable	3,352	3,409
Term loans	323	377
Seller notes	121	250
Total contractual interest expense	3,876	4,107
Amortization of debt issuance costs	67	57
Interest expense	$3,943	$4,164

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

Securitizations of mortgage loans were used to provide an additional source of liquidity and were structured as sales. The special purpose entities to which the mortgage loans were transferred were QSPEs and, therefore, under previous accounting rules through 2009, were not subject to consolidation. The accounting standards were amended effective January 1, 2010 to eliminate the concept of QSPEs. We reevaluated these QSPEs, as well as all other potentially significant interests in other unconsolidated entities, to determine if we should include them in our consolidated financial statements. We determined that we are not the primary beneficiary of these variable interest entities and, therefore, do not consolidate the loan securitization trusts.

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH, LLC holds these residual interests, which are carried at zero in the consolidated balance sheets, and management does not anticipate receiving any distributions from these residual interests in the foreseeable future.

We also have repurchase reserve liabilities related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 17 — Discontinued Operations in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2013 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Term loans	$3,600	$9,000	$4,600	$-	$17,200
Noncancellable minimum lease payments	392	786	309	-	1,487
Total	$3,992	$9,786	$4,909	$-	$18,687

The Company’s $5.7 million variable rate term loan bears interest based upon the lender’s rate plus 1.00% per annum, or 5.00% as of December 31, 2013, payable monthly and matures in September 2016. During the year ended December 31, 2013, $1.2 million of scheduled principal repayments were made.

The Company’s $11.5 million fixed rate term loan, funded December 30, 2013, bears interest at 5.00% per annum, payable monthly and matures in December 2018.

RECENT ACCOUNTING STANDARDS

The FASB issues and updates accounting standards on a regular basis. For a discussion of recently issued or updated accounting standards that are relevant to our operations, please refer to Note 2 — Financial Statement Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Under the scaled disclosure requirements applicable to smaller reporting companies (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to Signature Group Holdings, Inc. Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm in Part IV, Item 15 of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating internal control over financial reporting. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our internal control over financial reporting may become inadequate because of changes in conditions or other factors, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm, as stated in their attestation report included in Part IV, Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), and is incorporated herein by reference.

We have adopted a code of ethics that applies to our CEO, CFO, Treasurer and any other person who acts as a senior financial officer (collectively, our “Senior Financial Officers”). Our code of ethics, “Signature Group Holdings, Inc. — Code of Ethics for Senior Financial Officers,” is posted on our website at www.signaturegroupholdings.com. For more information, click “Code of Ethics for Senior Financial Officers.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of ethics by posting the required information on our website at the address and location specified above.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation and Other Information” and “Corporate Governance and Board Matters — Director Compensation,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial owners,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” appearing in the 2014 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this Annual Report:

(1)	Financial Statements

The Consolidated Financial Statements included in Part II, Item 8 are filed as part of this Annual Report.

(2)	Financial Statements Schedules

None.

(3)	Exhibits

The following items are annexed as exhibits to this Annual Report.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated July 29, 2011, among Signature Group Holdings, Inc., North American Breaker Co., Inc. and the shareholders of North American Breaker Co., Inc.	8-K	001-08007	2.11	August 1, 2011
2.2	Mortgage Loan Purchase and Sale Agreement, dated May 9, 2013, by and between Signature Group Holdings, Inc. and Five Mile Capital Residential Mortgage Fund 1 LP	8-K	001-08007	2.1	May 10, 2013
2.3	Mortgage Loan Purchase and Sale Agreement, dated June 17, 2013, by and between Signature Group Holdings, Inc. and Bayview Acquisitions, LLC	10-Q	001-08007	2.2	August 12, 2013
2.4

Agreement and Plan of Merger, dated November 25, 2013, among Signature Group Holdings, Inc., a Nevada corporation, SGH Holdco, Inc., a Delaware corporation, and SGH Merger Sub LLC, a Delaware limited liability company

		424(b)(3)	333-191685	Annex A	November 27, 2013
3.1	Second Amended and Restated Certificate of Incorporation of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	3.1	January 2, 2014
3.2	Amended and Restated Articles of Incorporation of Fremont General Corporation (effected name change to Signature Group Holdings, Inc. (Nevada))	8-K	001-08007	3.1	June 17, 2010
3.3	Second Amended and Restated Bylaws of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	3.1	March 13, 2014
3.4	Certificate of Change to Amended and Restated Articles of Incorporation of Signature Group Holdings, Inc., effective October 7, 2013 (effected the one-for-ten reverse stock split (Nevada))	8-K	001-08007	3.1	October 15, 2013
3.5	Amended and Restated Bylaws of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	3.2	January 2, 2014
3.6	Amended and Restated Bylaws of Signature Group Holdings, Inc. (Nevada)	8-K	001-08007	3.1	May 2, 2012
4.1	Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	4.1	January 2, 2014

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
4.2	Rights Agreement, dated October 23, 2007, between the Successor Registrant (as successor in interest to Signature Nevada) and Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent between the Company and Mellon Investor Services LLC dated October 23, 2007	8-K	001-08007	4.1	October 24, 2007
4.3	First Amendment to the Rights Agreement, dated July 28, 2011	8-K	001-08007	4.1	August 3, 2011
4.4	Rights Agreement Amendment and Assignment, dated January 2, 2014, between Signature Nevada and Computershare	8-K	000-15569	4.3	January 2, 2014
4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Successor Registrant	8-K	000-15569	4.2	January 2, 2014
4.6	Form of Warrant to purchase shares of Common Stock	8-K	001-08007	10.2	June 17, 2010
4.7	Form of Registration Rights Agreement entered into between the Company and the investors thereto	8-K	001-08007	10.3	June 17, 2010
4.8	Indenture between Signature Group Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee for the holders of the Company’s 9.0% Notes due December 31, 2016	8-K	001-08007	10.1	June 22, 2010
4.9	Form of 9.0% Notes due December 31, 2016	10-K	001-08007	4.6	April 1, 2013
4.10	Form of Indenture	S-3	333-191020	4.4	September 6, 2013
10.1*	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan	S-8	001-08007	4.1	May 7, 2012
10.2*	Form of Restricted Stock Agreement for use with the Incentive Plan	10-K	001-08007	10.2	April 1, 2013
10.3*	Form of Incentive Stock Option Agreement for use with the Incentive Plan	10-K	001-08007	10.3	April 1, 2013
10.4*	Form of Nonqualified Stock Option Agreement for use with the Incentive Plan	10-K	001-08007	10.4	April 1, 2013
10.5*	Employment Agreement, dated June 4, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.6*	Letter Agreement, dated November 8, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard, related to his Employment Agreement, dated June 4, 2013, reflecting adjustments related to the Reverse Split	10-Q	001-08007	10.1	November 13, 2013
10.7*	Restricted Stock Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.8*	Amendment to Restricted Stock Agreement, dated July 16, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	July 18, 2013
10.9*	Nonqualified Stock Option Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.10*	Employment Agreement, dated as of August 2, 2011, by and between Kyle Ross and Signature Group Holdings, Inc.	8-K	001-08007	10.3	August 4, 2011
10.11*	Amendment to Employment Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Kyle Ross	8-K	001-08007	10.4	June 5, 2013

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.12*	Employment Agreement, dated as of November 5, 2012, by and between W. Christopher Manderson and the Company	10-K	001-08007	10.9	April 1, 2013
10.13*	Amendment to Employment Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and W. Christopher Manderson	8-K	001-08007	10.3	June 5, 2013
10.14*	Consulting and General Release Agreement, dated as of February 8, 2012, by and between Kenneth S. Grossman and Signature Group Holdings, Inc.	8-K	001-08007	10.3	February 9, 2012
10.15*	Employment Agreement, dated as of August 2, 2011, by and between Craig Noell and Signature Group Holdings, Inc.	8-K	001-08007	10.1	August 4, 2013
10.16*	Separation Agreement and General Release dated April 11, 2013 by and between Craig F. Noell and the Company	8-K	001-08007	10.1	April 17, 2013
10.17*	Letter Agreement, dated May 3, 2013, by and between the Company and G. Christopher Colville	10-Q	001-08007	10.2	May 15, 2013
10.18*	Restricted Stock Agreement by and between the Company and G. Christopher Colville dated May 3, 2013	10-Q	001-08007	10.3	May 15, 2013
10.19	Business Loan Agreement, dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.1	October 5, 2011
10.20	Business Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.1	October 5, 2011
10.21	Amendment No. 3 to Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	000-15569	10.1	January 2, 2014
10.22	Amendment No. 3 to Business Loan Agreement (Asset Based), dated as of December 30, 2013, between North American Breaker Co., LLC and Pacific Western Bank	8-K	000-15569	10.2	January 2, 2014
10.23	Business Loan Agreement, dated December 30, 2013, between North American Breaker Co., LLC and Pacific Western Bank	8-K	000-15569	10.3	January 2, 2014
10.24	Form of Indemnification Agreement	8-K	001-08007	10.7	June 17, 2010
10.25	Settlement Agreement, dated June 4, 2013, by and among Signature Group Holdings, Inc, New Signature LLC and the Investor Parties	8-K	001-08007	10.1	June 5, 2013
21	Subsidiaries of the Company					X
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
	*	Management or compensatory plans or arrangements.

Signature Group Holdings, Inc.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Signature Group Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;
—

provide reasonable assurance that transactions are recorded to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and

—

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the entity level environment, control activities, monitoring and internal auditing practices and actions taken by management to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework (1992). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2.

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Signature Group Holdings, Inc.

We have audited Signature Group Holdings, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets, statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 13, 2014 expressed an unqualified opinion.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Los Angeles, California

March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Signature Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signature Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of Signature Group Holdings, Inc.’s internal control over financial reporting.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Los Angeles, California

March 13, 2014

Signature Group Holdings, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share amounts)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$47,880	$50,894
Restricted cash	2,805	2,805
Investment securities, available for sale	-	3,060
Trade accounts receivable, net	3,736	3,607
Inventory	10,345	10,247
Loans receivable, net due within one year	85	620
Other current assets	814	1,266
Current assets of discontinued operations	691	3,614
Total current assets	66,356	76,113
Loans receivable, net	1,322	23,752
Intangible assets, net	2,708	4,329
Goodwill	17,780	17,780
Other noncurrent assets	1,358	3,087
Noncurrent assets of discontinued operations	596	650
TOTAL ASSETS	$90,120	$125,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,205	$2,222
Line of credit	500	1,000
Contingent consideration	-	4,000
Long-term debt due within one year	3,600	3,490
Other current liabilities	1,096	1,009
Current liabilities of discontinued operations	2,285	2,292
Total current liabilities	10,686	14,013
Long-term debt	13,600	43,562
Common stock warrant liability	9,300	2,350
Other noncurrent liabilities	116	60
Noncurrent liabilities of discontinued operations	6,500	7,500
TOTAL LIABILITIES	40,202	67,485
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 66,500,000 shares authorized; 12,213,219 issued and
12,201,102 outstanding at December 31, 2013 and 12,074,314 shares issued and
outstanding at December 31, 2012	12	12
Treasury stock, at cost; 12,117 shares	(130)	-
Additional paid-in capital	451,853	449,773
Accumulated deficit	(401,817)	(391,783)
Accumulated other comprehensive income	-	224
Total stockholders' equity - Signature Group Holdings, Inc.	49,918	58,226
Noncontrolling interest	-	-
TOTAL STOCKHOLDERS' EQUITY	49,918	58,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,120	$125,711

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012
Operating revenues:
Industrial Supply	$36,897	$36,242
Special Situations	6,691	7,691
Corporate and Other	-	-
Total operating revenues	43,588	43,933
Operating costs:
Cost of goods sold	23,427	22,713
Selling, general and administrative	17,736	17,209
Interest expense	3,943	4,164
Amortization of intangibles	1,588	2,346
Total operating costs	46,694	46,432
Operating loss	(3,106)	(2,499)
Other income (expense):
Change in fair value of common stock warrant liability	(6,950)	(947)
Gain on extinguishment of long-term debt	-	396
Other, net	113	(337)
Total other income (expense)	(6,837)	(888)
Loss from continuing operations before income taxes	(9,943)	(3,387)
Income tax expense	163	580
Loss from continuing operations	(10,106)	(3,967)
Earnings (loss) from discontinued operations, net of income taxes	72	(3,501)
Net loss	(10,034)	(7,468)
Loss attributable to noncontrolling interest	-	-
Net loss attributable to Signature Group Holdings, Inc.	$(10,034)	$(7,468)
LOSS PER SHARE:
Basic and diluted:
Loss from continuing operations	$(0.85)	$(0.34)
Earnings (loss) from discontinued operations, net of income taxes	-	(0.30)
Net loss attributable to Signature Group Holdings, Inc.	$(0.85)	$(0.64)

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Net loss attributable to Signature Group Holdings, Inc.	$(10,034)	$(7,468)
Other comprehensive income:
Net change in unrealized gains during period:
Investment securities, available for sale	603	375
Reclassification of realized amounts included in net loss	(379)	(347)
Other comprehensive income	224	28
Total comprehensive loss	$(9,810)	$(7,440)

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	-	$-	11,744,746	$11	$-	$447,945	$(384,315)	$196	$63,837
Net loss attributable to Signature Group Holdings, Inc.	-	-	-	-	-	-	(7,468)	-	(7,468)
Issuance of restricted common stock, net of forfeitures	-	-	321,034	-	-	-	-	-	-
Common stock options exercised	-	-	8,534	-	-	26	-	-	26
Restricted common stock vested	-	-	-	1	-	(1)	-	-	-
Amortization of share-based compensation	-	-	-	-	-	1,743	-	-	1,743
Common stock warrant consideration	-	-	-	-	-	60	-	-	60
Change in accumulated other comprehensive income	-	-	-	-	-	-	-	28	28
Balance, December 31, 2012	-	-	12,074,314	12	-	449,773	(391,783)	224	58,226
Net loss attributable to Signature Group Holdings, Inc.	-	-	-	-	-	-	(10,034)	-	(10,034)
Common stock acquired	-	-	(32,885)	-	(288)	-	-	-	(288)
Issuance of restricted common stock, net of forfeitures	-	-	139,005	-	158	(158)	-	-	-
Amortization of share-based compensation	-	-	-	-	-	2,116	-	-	2,116
Common stock options exercised	-	-	20,668	-	-	62	-	-	62
Common stock warrant consideration	-	-	-	-	-	60	-	-	60
Change in accumulated other comprehensive income	-	-	-	-	-	-	-	(224)	(224)
Balance, December 31, 2013	-	$-	12,201,102	$12	$(130)	$451,853	$(401,817)	$-	$49,918

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(10,034)	$(7,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings (loss) from discontinued operations, net of income taxes	(72)	3,501
Depreciation and amortization	1,726	2,448
Discount recognized on payoff of loans receivable, net	(517)	(495)
Change in market valuation allowance on loans held for sale, net	-	(2,776)
Change in fair value of common stock warrant liability	6,950	947
Gain on sale of investment securities, available for sale	(379)	(347)
Gain on sale of nonmarketable equity securities	(14)	-
Impairment of investment securities, available for sale	-	620
Impairment of nonmarketable equity securities	581	-
Amortization of share-based compensation	2,116	1,743
Proceeds from sale of loans held for sale, net	27,073	-
Gain on sale of loans held for sale, net	(5,027)	-
Gain on extinguishment of long-term debt	-	(396)
Accretion of discounts	(200)	(656)
Other	57	495
Changes in assets and liabilities:
Restricted cash	-	1,627
Trade accounts receivable, net	(137)	466
Inventory	(98)	(2,495)
Other current assets	452	428
Other noncurrent assets	(35)	51
Trade payables	983	(2,464)
Other current liabilities	87	(242)
Other noncurrent liabilities	56	555
Net cash provided by (used in) operating activities of discontinued operations	(614)	8,371
Net cash provided by operating activities	22,954	3,913
Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	3,227	2,580
Purchases of investment securities, available for sale	-	(2,560)
Proceeds from sale of nonmarketable equity securities	1,373	-
Repayments, net under revolving credit facilities in loans receivable, net	-	1,036
Principal collections on loans receivable, net	1,575	1,783
Purchases of property and equipment	(281)	(83)
Net cash provided by investing activities of discontinued operations	2,633	4,458
Net cash provided by investing activities	8,527	7,214
Cash flows from financing activities:
Repayments, net on line of credit	(500)	(4,116)
Proceeds from issuance of long-term debt	11,500	-
Principal payments on long-term debt	(41,352)	(2,807)
Common stock acquired	(288)	-
Payment of contingent consideration	(4,000)	-
Extinguishment of long-term debt	-	(1,358)
Proceeds from exercise of common stock options	62	26
Common stock warrant consideration	60	60
Net cash used in financing activities	(34,518)	(8,195)
Increase (decrease) in cash and cash equivalents	(3,037)	2,932
Cash and cash equivalents, beginning of period	51,056	48,124
Cash and cash equivalents, end of period	$48,019	$51,056
Cash and cash equivalents, end of period - continuing operations	$47,880	$50,894
Cash and cash equivalents, end of period - discontinued operations	139	162
Cash and cash equivalents, end of period	$48,019	$51,056

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$598	$289
Cash paid for interest	3,876	4,127
Supplemental noncash information:
Transfer of loans held for sale, net in continuing operations to (from) loans receivable, net	(21,846)	23,000
Transfer of nonmarketable equity securities from other noncurrent assets to other current assets	1,940	-
Net transfers of loans held for sale, net in discontinued operations to (from) real estate owned, net	-	(385)
Commercial loans received from sale of business assets	-	3,643
Preferred stock received from sale of business assets	-	800
Common stock received in exchange for investment securities, available for sale	-	1,940

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a diversified business enterprise with current principal holdings in cash and industrial supply through its wholly owned subsidiary, North American Breaker Co., LLC (“NABCO” or “Industrial Supply”). The Board of Directors of the Company (the “Board”) and management expect to grow Signature through acquisitions as well as through organic efforts within existing operations.

Reincorporation

On January 2, 2014, Signature was reincorporated in Delaware through a merger agreement more fully described in Note 20 — Subsequent Events. Prior to the merger, Signature had 66,500,000 shares of $0.01 par value shares of common stock authorized and 12,219,781 shares outstanding. Following the merger, Signature had 66,500,000 shares of $0.001 par value shares or common stock authorized and 12,219,781 shares outstanding. The current corporate capital structure has been retrospectively reflected in the consolidated financial statements.

Operations

Industrial Supply, headquartered in Burbank, California, is one of the largest independent suppliers of circuit breakers in the United States. Industrial Supply focuses on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but also supplies residential circuit breakers. Industrial Supply operates from nine warehouse distribution locations across North America, which enables it to improve customer delivery times, a key attribute of its service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Historically, Signature Special Situations (“Special Situations”), a second operating segment, selectively acquired sub-performing and nonperforming commercial and industrial loans, corporate bonds, and mortgages, typically at a discount to the unpaid principal balance. In the second quarter of 2013, all of Special Situations’ residential real estate loans were sold generating cash proceeds of $27.1 million and a gain of $5.0 million. During the third and fourth quarters, substantially all of the remaining assets were monetized, leaving only $1.4 million of commercial real estate loans in the Special Situations loan portfolio as of December 31, 2013, which continues to be classified as held for investment, and an $0.8 million nonmarketable preferred equity security of a private company.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of Signature, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), as well as Cosmed, Inc. (“Cosmed”), a majority owned cosmetics company, which owns the product formulations of a line of anti-aging skin care products and was designated as a discontinued operation in the fourth quarter of 2012. The assets and liabilities of discontinued operations are being managed to maximize cash recoveries and limit costs and exposures.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Signature, its wholly owned subsidiaries, and its majority owned subsidiaries (collectively, the “Company”). The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in other income (expense) in the consolidated statements of operations. The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost within other noncurrent assets in the consolidated balance sheets. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse stock split

On October 7, 2013, the Company, filed Amended and Restated Articles of Incorporation in Nevada to effect a one-for-ten reverse stock split (the “Reverse Split”) of its authorized, issued and outstanding shares of common stock (the “Old Common Stock”). Effective October 15, 2013, as a result of the Reverse Split, the Company’s authorized common stock was reduced from 665,000,000 to 66,500,000, and every ten shares of Old Common Stock held by a stockholder were exchanged for one share of new common stock (the “New Common Stock”), with each fractional share rounded up to the nearest whole number. Immediately prior to the Reverse Split, the Company had 122,116,451 shares of Old Common Stock outstanding, and immediately following completion of the Reverse Split, 12,213,219 shares of New Common Stock were issued and outstanding immediately following the Reverse Split. In the Reverse Split, fractional share interests of New Common Stock were rounded up to the nearest whole number. The New Common Stock trades on the OTCQX under the trading symbol ‘SGGH.’ All common stock share and per share information in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated.

Use of estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in accordance with GAAP. Significant areas requiring the use of management estimates relate primarily to revenue recognition, allowance for doubtful accounts, sales returns and allowances, sales incentives, valuation of long-lived assets, litigation reserves, valuation of deferred income taxes, and the loan repurchase reserve. Actual results could differ from those estimates.

Fair value measurements

GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance describes three levels of inputs that may be used to measure fair value:

—	Level 1 — Quoted prices in active markets for identical assets or liabilities.
—

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

—

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

Revenue recognition

Revenues from product sales are recognized after collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, including passage of title to the customer and transfer of the risk of loss related to those goods. Revenues are reported on a net sales basis, which is computed by deducting amounts related to product returns, discounts and allowances, and sales incentives from gross sales. Amounts billed to customers for shipping and handling are included in net sales and costs incurred related to shipping and handling are included in cost of goods sold.

Management records a reduction to gross sales for returns and allowances based on estimated customer returns and allowances, which is influenced by historical experience. The actual amount of sales returns and allowances realized may differ from these estimates. Management closely monitors sales returns and allowances and updates estimates based on recent trends. Changes in estimates are recorded in the period of the revision. The aggregate of sales returns and allowances was approximately 3.9% and 4.5% of gross sales in the years ended December 31, 2013 and 2012, respectively.

The Company offers incentive programs to select customers based on purchase volumes. These incentive programs are individually negotiated with customers and contain a variety of different terms and conditions, including incentives calculated using tiered volume milestones and as a flat percentage of purchases. Incentives may be payable monthly, quarterly, or annually. The calculation of accrued incentives involves significant management estimates, especially where the terms of the incentive program involve tiered volume milestones. Incentives are accrued monthly based on estimates derived from expected annual sales, current program requirements, and historical experience, and are included in net sales and trade payables in the consolidated financial statements.

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

Securities

Investment securities classified as available for sale are carried at their estimated fair value. Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity, net of taxes. Unrealized losses that are other-than-temporary are recognized in earnings. Realized investment gains and losses are included in operating revenues in Special Situations.

The Company performs a quarterly assessment of investment securities, available for sale with unrealized losses to determine whether the decline in the fair value of these securities below their cost basis is other-than-temporary. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to estimated fair value, which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value. During the years ended December 31, 2013 and 2012, the Company recognized credit-related other-than-temporary impairment on investment securities, available for sale of zero and $0.6 million, respectively.

The Company classifies nonmarketable equity securities in other noncurrent assets, or other current assets when the securities are held for sale, and are carried at the lower of cost or market. During the year ended December 31, 2013 and 2012, the Company recognized $0.6 million and zero, respectively, of other-than-temporary impairment on nonmarketable equity securities.

Trade accounts receivable, net

Trade accounts receivable arise from sales in the Industrial Supply segment. Management maintains an allowance for uncollectible accounts, which is determined based on the age of the receivable balances, adjusted for qualitative factors, such as past collection experience.

Inventory

Inventory consists of goods acquired for resale and is stated at the lower of cost or market. Inventory costs are determined on a moving average historical cost basis. Management estimates damaged inventory based on actual customer returns. Management regularly reviews the adequacy of inventory reserves and makes adjustments as necessary.

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, commercial real estate loans, commercial lines of credit and term debt. Loans receivable, net is reported at the principal amount outstanding, net of deferred fees and costs, if any, discounts or premiums, and the allowance for loan losses. The allowance for loan losses is increased by provisions charged against operations and reduced by loan amounts charged off. The allowance is maintained at a level considered adequate to provide for probable and inherent losses on loans receivable based on management’s evaluation of the portfolio. Future additions or reductions to the allowance for loan losses may be necessary based on changes in the amounts and timing of expected future cash flows due to changes in collateral values of the assets securing the loans receivable, general economic conditions and the financial condition of borrowers.

During 2013, the residential real estate loans were sold and the commercial loans were repaid in full. The remaining commercial real estate loans are classified as held for investment based on the Company’s intent and ability to hold such loans for the foreseeable future.

Interest income — loans receivable

Interest income is accrued on the unpaid principal balance at each loan’s stated interest rate. Loans are placed on nonaccrual status when they become ninety or more days past due, after a troubled debt restructuring (“TDR”), after a borrower files for bankruptcy protection, or when management believes that, after considering general economic conditions and collection efforts, the borrower’s financial condition is such that collection of contractually due principal and interest is doubtful.

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

Allowance for loan losses

Loans receivable, net is comprised of one class of loans as of December 31, 2013, commercial real estate loans. The Company had three classes of loans as of December 31, 2012: residential real estate loans, commercial real estate loans, and commercial loans. An allowance for loan losses for each class of loans receivable is or was maintained at levels deemed adequate by management to provide for probable and inherent losses. Provisions for loan losses are added to, and charge-offs deducted from, the respective allowance for loan losses.

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

Residential real estate loans were comprised primarily of first lien mortgages secured by single-family homes. The allowance for residential real estate loan losses was based on past loan loss experience, loan portfolio composition and risk, current economic conditions that may have affected the borrower’s ability to pay, delinquencies and the underlying collateral value. Management estimated an allowance for loan losses on residential real estate loans not identified as impaired through the use of various migration analyses. The migration analyses provide management a range of losses based upon various risk characteristics, including whether the loan was originated under a real estate purchase contract or a refinance of an existing loan, delinquency, and geographic distribution. Additionally, management considered various qualitative or environmental factors to adjust the quantitatively computed inherent losses projected by the migration analyses. Qualitative factors included delinquency, loss and collateral value trends, specific industry trends, and changes in unemployment, gross domestic product, consumer prices, housing data and other leading economic indicators. Residential real estate loans were deemed uncollectible and charged off at the completion of foreclosure.

Commercial loans included revolving line of credit facilities and term debt, generally secured by assets of the debtor. The allowance for commercial loan losses was based on financial information provided by borrowers, current economic conditions that may have affected the borrower’s ability to pay, delinquencies and underlying collateral values. Commercial loans were charged off when all possible means of collection had been exhausted and the remaining balance due was deemed uncollectible.

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

While management uses available information to estimate losses on loans receivable, future additions to the allowance for loan losses may be necessary, based on changes in estimates resulting from changes in economic and other conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

Goodwill and intangible assets and liabilities

Goodwill arises from business combinations and represents the excess of the purchase price over the estimated fair value of net assets acquired and is analyzed for impairment annually in the fourth quarter. GAAP permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the quantitative impairment test of the two-step goodwill impairment test.

Intangible assets consist primarily of customer relationships and trade names, and intangible liabilities consist of lease intangibles recognized in business combinations. Intangible assets and liabilities with finite lives are amortized over their estimated useful lives, which represent the period over which the asset or liability is expected to contribute directly or indirectly to future cash flows. Intangible assets and liabilities with finite lives are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets or liabilities may not be recoverable and exceed their fair value. The Company assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses.

As of December 31, 2013 and 2012, no impairment has been recognized on goodwill or intangible assets.

Common stock warrant liability

In June 2010, Signature issued warrants to purchase an aggregate of 1.5 million shares of Signature’s common stock (the “Warrants”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of ten years and had an original exercise price of $10.30 per share. The Warrants include anti-dilution and pricing protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the exercise price during the term of the Warrants. As a result of dilutive issuances, the weighted average exercise price of the Warrants is $6.85 as of December 31, 2013. The Warrants are financial instruments classified as derivative liabilities and are remeasured at fair value at each reporting date with changes in fair value reported through earnings as prescribed under GAAP.

Income taxes

Deferred income taxes are computed using the liability method, under which deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax assets and, as such, has placed a valuation allowance of $375.0 million and $373.7 million on its deferred tax assets as of December 31, 2013 and 2012, respectively. In future periods, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the net deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

Share-based compensation

Share-based compensation awards, which include awards of restricted common stock and common stock options, are amortized on a straight-line basis over the requisite service period based on their grant date fair value. Nonvested restricted common stock awards are not recorded as part of common stock in the consolidated balance sheets until they are earned, but because they are issued when granted, the shares are included as part of the total number of shares issued and outstanding in the parenthetical disclosure on the face of the consolidated balance sheets.

The fair value of awards of restricted common stock is determined based on the closing price of the Company’s common stock on the grant date. The fair value of common stock options containing only service conditions is estimated using the Black-Scholes option pricing model. The fair value of common stock options containing both service and market conditions is estimated using a trinomial lattice pricing model.

Comprehensive loss

Comprehensive loss consists of net loss attributable to Signature and net unrealized gains on investment securities, available for sale, and is presented in the consolidated statements of comprehensive loss. Components of accumulated other comprehensive income consist of unrealized gains on investment securities, available for sale.

Variable interest entities

Fremont and its subsidiaries securitized mortgages in the form of real estate mortgage investment conduits. The Company evaluates each securitization trust for classification as a variable interest entity (“VIE”).  If the Company is variable interest holder in a securitization classified as a VIE, which is usually due to an ownership of residual securities that were retained at the time of securitization, then the Company evaluates whether it may be the primary beneficiary.  The primary beneficiary is the party that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE (i.e., the party with a controlling financial interest), the assets and liabilities of the VIE are required to be consolidated.  As of December 31, 2013, none of the securitization trusts meet the criteria for consolidation.

The estimated fair value and carrying value of the residual interests in unconsolidated securitization trusts is zero. Management based such assessment on the timing and amount of estimated future cash flows from the residual interests and information from servicers.

Discontinued operations

GAAP requires the results of operations of a component of an entity that either has been disposed of or is classified as held for sale to be reported as discontinued operations in the consolidated financial statements. In order to be considered a discontinued operation, both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of an entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

In the fourth quarter of 2012, the Company decided to limit its ongoing financial support for Cosmed and continues to actively market Cosmed’s intellectual property. The assets, liabilities and results of operations of Cosmed are classified in discontinued operations for all periods presented.

Refer to Note 17 — Discontinued Operations for assets, liabilities, and financial results of the components of the Company designated as discontinued operations. Significant accounting policies specific to assets and liabilities of discontinued operations are described below.

Real estate owned, net

Real estate owned (“REO”) is comprised of property acquired through foreclosure, or deed in lieu of foreclosure, on loans secured by residential real estate. REO is recorded at net realizable value at the acquisition date. Estimated net realizable values are based on an evaluation of numerous factors, including appraisals or broker price opinions, Internet real estate websites, sales of comparable assets, and estimated market conditions.

Repurchase reserve

Pursuant to Fremont’s subprime residential mortgage business, Fremont’s primary operating subsidiary FIL sold loans and made customary standard industry representations and warranties about the loans. The Company may be required to repurchase certain loans should a court find that FIL breached certain representations and warranties provided to counterparties that purchased the loans. The Company maintains a repurchase reserve pursuant to FASB ASC 460-10, Guarantees and FASB ASC 450-10, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims, as well as potential future loan repurchase claims. The reserve is based on historical repurchase settlements, expected future repurchase trends for loans sold in whole loan sale transactions, and the expected valuation of such loans when repurchased. The estimated reserve is based upon currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate. The repurchase reserve is relieved when a claim is settled.

Recent accounting standards

In February 2013, the FASB accounting guidance that requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income (“OCI”) by component. The accounting guidance also requires presentation, either on the face of the statements of operations or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. The accounting guidance, which will increase disclosures for the Company as outlined above, was effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB accounting guidance to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances, by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets, excluding certain exceptions. The accounting guidance is effective prospectively for fiscal years beginning after December 15, 2013 and is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table presents cash and cash equivalents, within continuing operations, as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Noninterest-bearing deposits	$2,986	$17,332
Short-term money market funds	44,894	33,373
Loan servicing trust accounts	-	189
Total cash and cash equivalents	$47,880	$50,894

The following table presents restricted cash as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Noninterest-bearing deposits - legal settlement reserve funds	$2,021	$2,021
Noninterest-bearing deposits - securing a letter of credit	784	784
Total restricted cash	$2,805	$2,805

NOTE 4 — SECURITIES

Investment securities, available for sale

The following table presents the components of investment securities, available for sale as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Corporate bonds	$-	$3,060
Investment securities, available for sale	$-	$3,060

In March 2013, the Company sold its remaining corporate bond position for $3.2 million and recognized a $0.4 million gain on sale of investment securities, available for sale. There were no individual investment securities with unrealized holding losses at December 31, 2012. No credit-related other-than-temporary impairment was recognized on investment securities, available for sale in the year ended December 31, 2013, and $0.6 million was recognized in the year ended December 31, 2012.

The change in investment securities, available for sale consisted of the following for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Beginning balance	$3,060	$4,991
Purchases	-	2,560
Sales, calls, conversions, and maturities	(3,296)	(4,172)
Accretion of discount	12	273
Impairment	-	(620)
Changes in fair value	224	28
Ending balance	$-	$3,060

An issuer of securities held in the corporate bond portfolio filed for bankruptcy protection in April 2012 and emerged from bankruptcy in June 2012. Under the confirmed plan of reorganization, the $2.6 million of junior bonds purchased and held in the Company’s corporate bond portfolio were converted to a new class of common stock of the reorganized debtor, which had an estimated fair value of $1.9 million. The estimated fair value of the common stock the Company received, in full satisfaction of the junior bonds, upon the reorganized debtor’s emergence from bankruptcy was the new cost basis of the common stock. As of December 31, 2012, the Company’s common stock investment represented less than 5% of the voting stock of the reorganized debtor, there was no readily determinable fair value and was recorded at its new cost basis and classified in other noncurrent assets in the accompanying consolidated balance sheets. As a result, the Company recognized $0.6 million of impairment during the year ended December 31, 2012. In addition, as a result of the bankruptcy and reorganization, the Company recognized no interest income during the period the bonds were held in portfolio.

In December 2012, the Company sold $2.2 million of corporate bonds from a different issuer for $2.5 million and recognized a $0.3 million gain on investment securities, available for sale.

The amortized cost and gross unrealized holding gains for investment securities, available for sale, consisted of the following as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Amortized cost	$-	$2,836
Gross unrealized holding gains	-	224
Estimated fair value	$-	$3,060

Nonmarketable equity securities

The Company classifies nonmarketable equity securities in other noncurrent assets, or other current assets when the securities are held for sale, and are carried at the lower of cost or market. As of December 31, 2013, the Company held convertible preferred stock in a private company with which the Company previously had a commercial lending relationship.

The following table presents the carrying value of nonmarketable equity securities as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Convertible preferred stock (other noncurrent assets)	$800	$800
Common stock (other noncurrent assets)	-	1,940
	$800	$2,740

At September 30, 2013, the Company classified the common stock as held for sale and recorded other-than-temporary impairment of $0.6 million. In October 2013, the common stock was sold for cash proceeds of $1.4 million.

NOTE 5 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Trade accounts receivable	$3,940	$3,803
Sales returns and allowances	(169)	(161)
	3,771	3,642
Allowance for doubtful accounts	(35)	(35)
Trade accounts receivable, net	$3,736	$3,607

As of December 31, 2013 and 2012, all of the trade receivables, totaling $3.9 million and $3.8 million, respectively, of Industrial Supply were pledged as collateral to secure outstanding balances on Industrial Supply’s line of credit and term loans. During each of the years ended December 31, 2013 and 2012, there were three Industrial Supply customers that each represented 10% or more of consolidated operating revenues. In 2013 and 2012, these customers accounted for 43.4% and 40.3% of consolidated operating revenues, respectively, and represented 51.7% and 55.3% of trade accounts receivable as of December 31, 2013 and 2012, respectively.

NOTE 6 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. The following table presents the composition of the Company’s inventory as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Finished goods	$10,370	$10,272
Valuation adjustment for damaged inventory	(25)	(25)
	$10,345	$10,247

As of December 31, 2013 and 2012, all of the inventory, totaling $10.4 million and $10.3 million, respectively, was pledged as collateral to secure outstanding balances on Industrial Supply’s line of credit and term loans.

NOTE 7 — LOANS RECEIVABLE, NET

The following table presents the Company’s loans receivable, net as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Commercial real estate loans:
Unpaid principal balance	$1,468	$1,734
Discount	(11)	(12)
Recorded investment	1,457	1,722
Allowance for loan losses	(50)	(50)
Total commercial real estate loans	1,407	1,672
Commercial loans:
Revolving lines of credit	-	-
Term note unpaid principal balance	-	1,000
Term note discount	-	(509)
Recorded investment	-	491
Allowance for loan losses	-	-
Total commercial loans	-	491
Residential real estate loans:
Unpaid principal balance	-	44,904
Discount	-	(22,695)
Recorded investment	-	22,209
Allowance for loan losses	-	-
Total residential real estate loans	-	22,209
Loans receivable, net	$1,407	$24,372

Loans receivable, net due within one year consists of the following as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Contractual principal payments due within one year(1):
Commercial real estate loans	$85	$93
Residential real estate loans	-	527
Loans receivable, net due within one year	$85	$620
(1)	Excludes loans ninety or more days past due.

Commercial real estate loans consist of participation interests in pools of adjustable rate multi-family loans and are classified as held for investment.

In April 2013, management made a recommendation to the Board to sell the Company’s remaining residential real estate loans (the “Residential Loans”), as the real estate market, generally, was improving and the current market price of the loans was increasing. The Board accepted the recommendation and the Residential Loans were sold in two transactions in May and June of 2013, representing $27.1 million in aggregate net proceeds and the recognition of a $5.0 million gain.

The Residential Loans were generally made to borrowers who did not satisfy all of the credit, documentation and other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac, and are commonly referred to as “subprime” or “non-prime” borrowers. During the second quarter of 2012, the Company transferred loans less than sixty days past due with an aggregate carrying value of $23.0 million from loans held for sale, net within discontinued operations to loans receivable, net, within continuing operations, to reflect the Company’s intention to hold the loans for the foreseeable future. This reclassification of loans to the held for investment classification was made at fair value on the date of transfer and resulted in no gain or loss. The discount on residential real estate loans is accreted to interest income using the interest method over the contractual life, using the contractual terms of each loan.

Commercial loans, comprised of senior secured debt of a manufacturing company that specializes in retail store fixtures and merchandise displays, were paid in full in the fourth quarter of 2013. On March 30, 2012, the original debtor surrendered all of its assets serving as collateral securing the obligations owed to Signature, including trade receivables, equipment, inventories, and other operating assets in full satisfaction of the obligations owed. Simultaneously with the asset surrender, Signature sold all of the assets to a new company, majority owned and controlled by the founder of the original debtor business and certain new members of management. In connection with the sale of assets, Signature provided a secured revolving line of credit and secured term note, and received preferred stock in the new borrower and contingent consideration. The preferred stock has a stated value of $2.0 million, earns a 4.00% cumulative preferred return, and is convertible into 45.0% of the common stock of the borrower on a fully diluted basis. Contingent consideration in the amount of $0.5 million was due from the borrower should certain income before income taxes targets be achieved by the borrower. Such targets were achieved and a $0.5 million cash payment for the contingent consideration was received in the year ended December 31, 2012. Signature estimated the fair value of each of the components of consideration received as of the date of the asset sale as follows: revolving line of credit — $3.2 million; term note — $0.4 million; preferred stock — $0.8 million; and contingent consideration — zero. No gain or loss was recognized in connection with the surrender and simultaneous sale of assets.

Nonaccrual, impaired and modified loans

As of December 31, 2013 and 2012, zero and $2.2 million of residential real estate loans were in nonaccrual status, respectively. No other loans receivable, net were in nonaccrual status as of December 31, 2013 or 2012, and there were no loans ninety or more days past due and accruing interest as of December 31, 2013 or 2012. The nonaccrual residential real estate loans represented 10.1% of the $22.2 million recorded investment of all residential real estate loans and 9.1% of the $24.4 million recorded investment of all loans receivable, net as of December 31, 2012.

The average recorded investment of impaired loans receivable was $5.0 million and $11.9 million during the years ended December 31, 2013 and 2012, respectively. Interest income recognized on impaired loans receivable was $0.3 million and $1.2 million during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, no loans classified as loans receivable, net were modified under TDRs in the twelve months ended December 31, 2013, and three loans aggregating $1.0 million, classified as loans receivable, net as of December 31, 2012, were modified under TDRs in 2012. There were no losses on TDRs in the years ended December 31, 2013 and 2012.

Credit quality indicator

A credit quality indicator is a statistic used by management to monitor and assess the credit quality of loans receivable. Management monitors delinquencies as its primary credit quality indicator and the following table presents delinquency information for loans receivable as of December 31, 2013 and 2012, based on recorded investment:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total
December 31, 2013
Commercial real estate loans	$-	$-	$-	$-	$1,457	$1,457

December 31, 2012
Residential real estate loans	$2,457	$569	$2,816	$5,842	$16,367	$22,209
Commercial real estate loans	-	-	-	-	1,722	1,722
Commercial loans:
Revolving lines of credit	-	-	-	-	-	-
Term note	-	-	-	-	491	491
Total commercial loans	-	-	-	-	491	491
Total	$2,457	$569	$2,816	$5,842	$18,580	$24,422

There was no activity in the allowance for loan losses in the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, the allowance for loan losses related only to commercial real estate loans and was $50 thousand.

Pro forma financial information (unaudited)

Had the Residential Loans been sold as of December 31, 2011, operating revenues of Special Situations for the year ended December 31, 2012 would have been reduced by $5.6 million related to interest income and change in market valuation allowance recognized on the loans sold. Operating costs for loan servicing-related expenses would have been reduced by $0.1 million for the year ended December 31, 2012. Loss from continuing operations and net loss would have increased by $5.5 million, or $0.48 per share, for the year ended December 31, 2012.

Had the Residential Loans been sold as of December 31, 2012, operating revenues of Special Situations for the year ended December 31, 2013 would have been reduced by $5.8 million related to interest income and gain on sale. Operating costs for loan servicing-related expenses would have been reduced by $0.1 million for the year ended December 31, 2013. Loss from continuing operations and net loss would have increased by $5.7 million, or $0.48 per share, for the year ended December 31, 2013.

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

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES

Goodwill and intangible assets and liabilities consisted of the following as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Goodwill	$17,780	$17,780
Intangible assets:
Customer relationships	$7,300	$7,300
Trade names	850	850
Accumulated amortization	(5,442)	(3,821)
Intangible assets, net	$2,708	$4,329
Intangible liabilities:
Lease intangibles	$100	$100
Accumulated amortization	(81)	(47)
Intangible liabilities, net	$19	$53

The following table summarizes aggregate future amortization of intangible assets and liabilities:

(Dollars in thousands)
2014	$1,074
2015	758
2016	473
2017	236
2018	148
$2,689

NOTE 9 — OTHER ASSETS AND OTHER LIABILITIES

The following table presents the Company’s other assets and other liabilities, within continuing operations, as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Other current assets:
Accrued interest and dividends receivable	$7	$417
Prepaid expenses	807	709
Loan servicing advances receivable	-	140
Total other current assets	$814	$1,266

Other noncurrent assets:
Nonmarketable equity securities	$800	$2,740
Property and equipment	386	210
Debt issuance costs	171	137
Other	1	-
Total other noncurrent assets	$1,358	$3,087

Other current liabilities:
Accrued expenses	$972	$442
Income taxes payable	122	464
Other	2	103
Total other current liabilities	$1,096	$1,009

Other noncurrent liabilities:
Accrued expenses	$91	$-
Intangible lease	19	53
Deferred income taxes payable	6	7
Total other noncurrent liabilities	$116	$60

NOTE 10 — DEBT

The following table presents the Company’s debt as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Line of credit	$500	$1,000

Long-term debt:
Notes Payable	$-	$37,246
Term loans	17,200	6,900
Seller notes	-	2,906
Total long-term debt, including amounts due within one year	$17,200	$47,052

The following table presents long-term debt due within one year as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Contractual principal payments due within one year:
Term loans	$3,600	$1,200
Seller notes	-	2,290
Long-term debt due within one year	$3,600	$3,490

Line of credit

Line of credit consists of a $4.0 million asset-based revolving loan maturing September 29, 2014, which is subject to a borrowing base. As of December 31, 2013 and 2012, outstanding borrowings on the revolving line of credit were $0.5 million and $1.0 million, respectively. As of December 31, 2013, available borrowing capacity under the revolving line of credit was $3.5 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on December 31, 2013, and is secured by all of the assets of Industrial Supply. Interest expense on line of credit was $0.1 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Notes Payable

On July 16, 2010, as partial settlement of the Company’s then outstanding 9.0% Trust Originated Preferred Securities (the “TOPrS”), the former holders of the TOPrS received $39.0 million in notes payable, due December 2016, bearing interest at 9.0% per annum (the “Notes Payable”).

In May 2012, the Company acquired $1.8 million of the Notes Payable in an open market trade, for $1.4 million, and recognized a $0.4 million gain on extinguishment of debt in other income (expense) in the consolidated statements of operations.

On December 30, 2013, the Company redeemed the Notes Payable for $37.2 million in cash, plus accrued and unpaid interest. At December 31, 2012, the Notes Payable balance was $37.2 million.

Interest expense on the Notes Payable was $3.4 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.

Term loans

Term loans consist of (i) an $8.0 million loan maturing September 29, 2016, which had an outstanding balance of $5.7 million and $6.9 million as of December 31, 2013 and 2012, respectively, with a variable interest rate based on the lender’s base rate plus 1.00% per annum, and (ii) an $11.5 million loan maturing December 31, 2018 (the “New Loan”), which had an outstanding balance of $11.5 million and zero as of December 31, 2013 and 2012, respectively, with a fixed interest rate of 5.00% per annum. The term loans are subject to annual principal payments with a balloon payment of any remaining principal balance due at maturity.  As of December 31, 2013, the interest rate on the variable rate term loan was 5.00%. In the event of default, the interest rates increase by 5.00% per annum.  The term loans are secured by all of the assets of Industrial Supply. Interest expense on the term loans was $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

Under the terms of the New Loan, Signature has guaranteed the New Loan in the aggregate amount of $5.0 million should Industrial Supply not meet its obligations under the loan agreement. The guarantee is effective until such time as Industrial Supply’s senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio is reduced to 1.5:1.0 (as long as no event of default has occurred and is continuing).

Seller notes

Seller notes were comprised of $5.0 million in obligations issued to the former owners of NABCO in connection with the 2011 acquisition of NABCO, which had aggregate outstanding balances of zero and $2.9 million as of December 31, 2013 and 2012, respectively. Interest expense on the seller notes was $0.1 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, all of the trade receivables and inventory, totaling $3.9 million and $10.4 million, respectively, were pledged under the line of credit and term loans of Industrial Supply. The Company was in compliance with all of the covenants under its debt agreements as of December 31, 2013.

Contractual maturities of long-term debt as of December 31, 2013 are as follows:

	Contractual Obligations - Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Term loans	$3,600	$9,000	$4,600	$-	$17,200

NOTE 11 — COMMON STOCK WARRANT LIABILITY

In connection with the Company’s emergence from Bankruptcy Proceedings on June 11, 2010 (the “Effective Date”), Signature issued Warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date. As of December 31, 2013, the Warrants are 80% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the Board under the Company’s director compensation program (the “Director Compensation Program”) that each triggered the pricing protection provisions of the Warrants. The restricted common stock issued to nonexecutive members of the Board in April 2011 reduced the exercise price of the Warrants to $6.90 per share. In July 2011, the Company issued approximately 3.0 million shares of common stock as purchase consideration in the NABCO business combination. The NABCO business combination common stock was issued at $6.64 per share, thereby reducing the exercise price of the Warrants to $6.64 per share; however, the holders of approximately 79.3% of the Warrants waived the pricing protection provisions related to shares issued in the NABCO business combination and the exercise price related to those Warrants remains at $6.90 per share as of December 31, 2013.

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. The following table presents changes in the fair value of the common stock warrant liability during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Beginning balance	$2,350	$1,403
Change in fair value of common stock warrant liability	6,950	947
Ending balance	$9,300	$2,350

The following table summarizes the assumptions used to estimate the fair value of the common stock warrant liability as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Expected term (years)	4.18	7.07
Volatility	55.00%	51.00%
Risk-free rate	1.35%	1.19%
Exercise multiple	2.80	2.80
Market value of Signature common stock	$10.75	$4.10
Weighted average exercise price	$6.85	$6.85

NOTE 12 — INCOME TAXES

The following table summarizes income tax expense, within continuing operations, as of December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Current income tax expense:
Federal	$-	$512
State	168	151
Total current income tax expense	168	663
Deferred income tax expense:
Federal	-	-
State	(5)	(83)
Total deferred income tax expense	(5)	(83)
Total income tax expense	$163	$580

A reconciliation of the effective tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 34.0% is summarized in the following table:

	Year Ended December 31,
	2013	2012
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	0.8%	2.0%
Deferred tax valuation allowance	(13.5)%	(36.7)%
Fair value adjustments	(23.9)%	(6.7)%
Revisions to prior year taxes	3.4%	1.5%
Meals and entertainment	(0.3)%	(0.3)%
Other	(2.2)%	(2.4)%
Effective tax rate	(1.7)%	(8.6)%

Net payments made for federal and state income taxes were $0.6 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.

The following table provides a summary of the activity in the amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Beginning Balance	$378	$423
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	378
Reductions of tax positions of prior years	(34)	(423)
Settlements	-	-
Ending balance	$344	$378

When necessary, the Company accrues the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. There was no reserve for uncertain tax matters as of December 31, 2013 and a $0.4 million reserve as of December 31, 2012.

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

In December 2012, the Internal Revenue Service (“IRS” or the “Service”), in preparation of its report to the Congressional Joint Committee on Taxation (the “Joint Committee”) related to the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, notified the Company of a proposed adjustment to the reported 2005 alternative minimum taxable income and associated tax (“AMT”). The Service identified a $2.6 million liability as a result of certain disallowed bad debt deductions identified in the 2006 tax year audit. In connection with this proposed adjustment, in February 2013, the Service notified the Company that it was examining the 2003, 2004, 2005 and 2008 tax years. The IRS requested, and the Company provided, documentation that the Company believes reduces the 2005 AMT liability to approximately $0.4 million, including $30 thousand of accrued interest through December 31, 2012. The Company remitted a $0.4 million payment to the IRS on January 31, 2013. The Company believes its proposed adjustments will, more likely than not, be allowed under the examination. Although the Company does not have any reason to believe that the Joint Committee will not approve the tax refund, received in 2010, there is no assurance that such approval will be given by the Joint Committee or that additional issues will not be raised by the IRS or the Joint Committee during the examination. In January 2014, the IRS submitted its final report, with which we concurred, to the Joint Committee.

Deferred income taxes are a component of continuing operations, and include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes.

The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are summarized in the following table:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$360,211	$359,055
Alternative minimum tax credits	10,909	10,909
Repurchase reserve	2,450	2,854
Disposal and exit costs	30	2,024
Compensation	975	749
Litigation reserves	743	676
Bad debt	164	193
Other	560	94
Total deferred tax assets	376,042	376,554
Deferred tax liabilities:
Intangible assets and liabilities	1,013	1,603
Property and equipment	6	518
Other	-	759
Total deferred tax liabilities	1,019	2,880
Net deferred tax asset before valuation allowance	375,023	373,674
Deferred tax valuation allowance	(375,029)	(373,681)
Net deferred tax liability	$(6)	$(7)

As of December 31, 2013, the Company had estimated federal and California net operating loss carryforwards (“NOLs”) of $890.5 million and $978.4 million, respectively. The federal NOLs have a 20-year life and begin to expire in 2027, while the California NOLs have either a 10-year or 20-year life and begin to expire in 2017. In order to preserve these tax attributes following emergence from Bankruptcy Proceedings, restrictions were included in Signature’s Amended and Restated Bylaws on transfers of its common stock (the “Tax Benefit Preservation Provision”). Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons own 4.9% of the then-outstanding shares of Signature common stock, whether directly or indirectly (a “4.9-percent holder”)  or (ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased. Persons wishing to become a 4.9-percent holder (or existing five-percent holders wishing to increase or decrease their percentage ownership) must request a waiver of the restriction from Signature, and the Board may grant a waiver in its sole discretion.  The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its net deferred tax asset and has placed a valuation allowance of $375.0 million and $373.7 million on its deferred tax assets as of December 31, 2013 and 2012, respectively. Deferred tax liabilities, totaling $6 thousand and $7 thousand at December 31, 2013 and 2012, respectively, relate to timing differences of Industrial Supply and Special Situations in certain states in which the Company does not have NOLs.

NOTE 13 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Incentive Plan

The Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”) provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 2.5 million shares of common stock, or its equivalent. As of December 31, 2013 and 2012, there were no stock appreciation rights or restricted stock units outstanding, and there were 0.6 million and 0.9 million shares, respectively, available for grant under the Incentive Plan.

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

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	357,522	$4.32	231,506	$5.96
Shares vested	(356,886)	4.61	(195,017)	4.18
Shares granted	139,005	5.70	321,033	3.05
Ending nonvested restricted shares	139,641	$4.94	357,522	$4.32

Share-based compensation related to restricted common stock awards was $1.2 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the aggregate unamortized value of share-based restricted common stock awards was $0.3 million and $0.7 million, respectively, and will be recognized over a weighted average period of 1.7 years.

During the year ended December 31, 2013, the Company repurchased 32,885 shares of its common stock (the “Treasury Shares”) from executive officers and employees for $0.3 million to satisfy statutory payroll tax withholding requirements on vesting restricted common stock awards. The 2013 Director Compensation Program awards included the reissuance of 9,897 Treasury Shares. Employees were granted 10,871 shares of restricted common stock in 2013, all of which were reissued Treasury Shares. There were 12,117 Treasury Shares held as of December 31, 2013.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Bankruptcy Proceedings on the Effective Date, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date. The following table provides assumptions used in determining the fair value of common stock option grants for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Weighted averages)	2013	2012
Expected volatility	55.00%	52.60%
Risk-free interest rate	1.15%	0.80%
Expected term (in years)	5.60	5.10
Dividend yield	-%	-%
Grant date fair value per share	$2.75	$1.67

The following table presents activity of nonvested common stock options during years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	872,373	$5.41	881,600	$5.72
Common stock options granted	205,000	9.52	184,600	3.57
Common stock options vested	(383,208)	5.47	(189,861)	5.11
Common stock options forfeited	(20,332)	3.62	(3,966)	3.00
Ending nonvested common stock options	673,833	$6.59	872,373	$5.41

The following table presents activity of exercisable common stock options during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	181,327	$5.21	-	$-
Common stock options exercised	(20,668)	3.00	(8,534)	3.00
Common stock options vested	383,208	5.47	189,861	5.11
Ending vested common stock options	543,867	$5.76	181,327	$5.21

The weighted average remaining contractual life for common stock options outstanding and exercisable as of December 31, 2013 and 2012 was 7.4 and 8.6 years, respectively, and the weighted average remaining contractual life for common stock options exercisable as of December 31, 2013 was 7.4 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Intrinsic value of common stock options outstanding	$5,520	$106
Intrinsic value of common stock options exercisable	2,716	37

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Intrinsic value of common stock options exercised (1)	$137	$10
Fair value of common stock options vested(2)	756	327
(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.9 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the aggregate unamortized value of share-based common stock option awards was $0.7 million and $1.0 million, respectively, and will be recognized over a weighted average period of 1.2 years.

401(k) saving plan

The Company maintains a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s total compensation. Matching contributions under the Savings Plan during the years ended December 31, 2013 and 2012 were $0.2 million and $0.1 million, respectively.

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

Unvested restricted common stock, common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the Company reports net earnings. For the years ended December 31, 2013 and 2012, the impact of all outstanding unvested restricted common stock, common stock options and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012
Loss from continuing operations	$(10,106)	$(3,967)
Earnings (loss) from discontinued operations, net of income taxes	72	(3,501)
Net loss	(10,034)	(7,468)
Loss attributable to noncontrolling interest	-	-
Net loss attributable to Signature Group Holdings, Inc.	$(10,034)	$(7,468)

Weighted average basic and diluted shares outstanding	11,847,023	11,612,223
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.85)	$(0.34)
Discontinued operations	-	(0.30)
Basic and diluted loss per share	$(0.85)	$(0.64)

The following table provides details on the average market price of Signature common stock and the incremental shares that would have been included in the diluted shares outstanding computation for the years ended December 30, 2013 and 2012, had they not been anti-dilutive:

	Year Ended December 31,
	2013	2012
Average market price of Signature common stock	$8.57	$3.56
Anti-dilutive common stock equivalents:
Unvested restricted stock	252,312	80,913
Common stock options	298,693	1,421
Warrants	301,443	-
Total anti-dilutive common stock equivalents	852,448	82,334

NOTE 15 — FAIR VALUE MEASUREMENTS

Fair Value Estimates of Financial Instruments

The following tables present the carrying values and fair value estimates of financial instruments as of December 31, 2013 and 2012:

		December 31, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$47,880	$47,880
Restricted cash	Level 1	2,805	2,805
Loans receivable, net	Level 3	1,407	1,400
Preferred stock (other noncurrent assets)	Level 3	800	4,000
Discontinued operations:
Cash and cash equivalents	Level 1	139	139
LIABILITIES
Continuing operations:
Line of credit	Level 3	$500	$500
Long-term debt	Level 3	17,200	17,200
Common stock warrant liability	Level 3	9,300	9,300

		December 31, 2012
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$50,894	$50,894
Restricted cash	Level 1	2,805	2,805
Investment securities, available for sale	Level 1	3,060	3,060
Loans receivable, net	Level 3	24,372	24,850
Preferred stock (other noncurrent assets)	Level 3	800	2,000
Common stock (other noncurrent assets)	Level 3	1,940	1,940
Discontinued operations:
Cash and cash equivalents	Level 1	162	162
FHLB stock	Level 1	2,051	2,051
Commercial real estate investments, net	Level 3	51	51
LIABILITIES
Continuing operations:
Line of credit	Level 3	$1,000	$1,000
Long-term debt:
Notes Payable	Level 1	37,246	34,732
Term loan	Level 3	6,900	6,900
Seller notes	Level 3	2,906	2,906
Common stock warrant liability	Level 3	2,350	2,350

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument as of December 31, 2013 and 2012:

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Investment securities, available for sale

Investment securities, available for sale were comprised of corporate bonds until the bonds were liquidated in March 2013. Estimated fair values for investment securities, available for sale were based on quoted market prices.

Loans receivable, net

Loans receivable, net, consists of residential real estate loans, which were sold in the second quarter of 2013, commercial real estate loans, and commercial lines of credit and a term note, which were repaid in the fourth quarter of 2013.

The estimated fair value of commercial real estate loans considers the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

The estimated fair value of the residential real estate loans was based on several factors, including current bids and market indications for similar assets, recent sales, discounted cash flow analyses, estimated values of underlying collateral and actual loss severity experience in portfolios backed by similar assets.

The estimated fair value of the commercial lines of credit and term note was based on a discounted cash flow analysis, which included assumptions about the amount and timing of expected future cash flows, discounted at rates that reflect the inherent credit, liquidity and uncertainty risks associated with the underlying borrower.

Preferred stock

Preferred stock consists of 4.00% cumulative convertible preferred stock of a private company with which the Company previously had a commercial lending relationship through Special Situations and is classified in other noncurrent assets. The preferred stock has a stated value of $2.0 million and is convertible to 45.0% of the common stock of the private company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple and a control discount.

Common stock

Common stock consisted of securities the Company received in exchange for its position in a private company’s defaulted corporate bonds pursuant to the issuer’s plan of reorganization in bankruptcy and was sold in October 2013 for cash proceeds of $1.4 million. As of December 31, 2012, there was no readily determinable fair value for the common stock, therefore the fair value was estimated from information received from the issuer as it exited bankruptcy.

FHLB stock

Federal Home Loan Bank (“FHLB”) stock was classified in assets of discontinued operations and recorded at cost. FIL was previously a member of the FHLB of San Francisco and, accordingly, was required to purchase stock in order to maintain a borrowing relationship. On July 26, 2013, the Company redeemed the FHLB stock and received $2.1 million in cash.

Commercial real estate investments, net

Commercial real estate investments, net were classified in assets of discontinued operations and included participations in community development projects and similar types of loans and investments that FIL previously maintained for compliance with the Community Reinvestment Act (“CRA”). The final CRA investment was redeemed in November 2013 for cash proceeds of $1.0 million. The fair value of commercial real estate investments was based on various factors including current bids and market indications of similar assets, recent sales and discounted cash flow analyses.

Line of credit

The line of credit is a short-term borrowing facility, used primarily to support ongoing operations. The carrying value is a reasonable estimate of fair value, as this instrument has a short-term maturity and a market interest rate.

Long-term debt

Long-term debt included Notes Payable, redeemed on December 31, 2013, term loans and seller notes, prepaid in December 2013. The fair value of the Notes Payable was based on quoted market prices. The fair value of the term loans is based on the market characteristics of the individual loan terms, including interest rates, scheduled principal amortization and maturity dates, generally consistent with market terms. The fair value of the seller notes was based on the market characteristics of the loan terms, scheduled and accelerated principal amortization and maturity date, generally consistent with market terms.

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the Warrants with anti-dilution and pricing protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including exercise multiple, volatility and expected term.

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

The following table presents the Company’s assets and liabilities measured at estimated fair value as of December 31, 2013 and 2012 based on the fair value hierarchy on a recurring and nonrecurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
December 31, 2013
Liabilities:
Common stock warrant liability	$-	$-	$9,300	$9,300
December 31, 2012
Assets:
Investment securities, available for sale	$3,060	$-	$-	$3,060
Liabilities:
Common stock warrant liability	$-	$-	$2,350	$2,350
Nonrecurring fair value measurements:
December 31, 2013
Assets:
Real estate owned, net	$-	$-	$75	$75
December 31, 2012
Assets:
Real estate owned, net	$-	$-	$830	$830
Commercial real estate investments, net	-	-	51	51

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Year Ended December 31, 2013
Common stock warrant liability	$2,350	$(6,950)	$-	$-	$-	$-	$9,300
Year Ended December 31, 2012
Contingent consideration	$3,597	$(403)	$(4,000)	$-	$-	$-	$-
Common stock warrant liability	1,403	(947)	-	-	-	-	2,350
Contingent consideration transferred out of Level 3 as of December 31, 2012, as a result of the final computation of the contingent consideration liability under the terms of the purchase agreement. Upon the resolution of the contingency, this liability was no longer measured at fair value.

The following table summarizes gains (losses) on assets and liabilities recorded on a nonrecurring basis for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Loans held for sale, net:
Continuing operations	$-	$2,776
Discontinued operations	-	(1,062)
Common stock (other current assets)	(581)	-
Real estate owned, net	(173)	(725)
Commercial real estate investments, net	-	(121)
	$(754)	$868

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following tables presents quantitative information about the valuation techniques and unobservable inputs applied to Level 2 and Level 3 recurring and nonrecurring fair value measurements as of December 31, 2013 and 2012:

	Estimated Fair Value
(Dollars in thousands)	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net	$75	Market approach	Marketability discounts	20.0% (20.0%)
(discontinued operations)			Estimated selling costs	8.0% (8.0%)
Liabilities:
Common stock warrant liability	$9,300	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	55.0% (55.0%)
			Expected term	4.1 - 4.2 years (4.1 years)

	Estimated Fair Value
(Dollars in thousands)	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net	$830	Market approach	Marketability discounts	20.0% (20.0%)
(discontinued operations)			Estimated selling costs	8.0% (8.0%)
Commercial real estate investments	51	Market approach	Marketability discounts	60.0% - 90.0% (85.0%)
(discontinued operations)			Control Discount	25.0% (25.0%)
Liabilities:
Common stock warrant liability	$2,350	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	51.0% (51.0%)
			Expected term	7.1 - 7.2 years (7.1 years)

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

NOTE 16 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two operating segments: Industrial Supply and Special Situations. The Company’s third segment consists of Discontinued Operations, which includes assets and liabilities from Fremont’s former businesses and the operations of Cosmed. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other. The following tables present the operating results for each of the Company’s segments as of or for the years ended December 31, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2013
Operating revenues from external customers	$36,897	$6,691	$-	$-	$43,588	$(77)	$43,511
Intersegment operating revenues	-	404	316	(720)	-	-	-
Operating costs	31,087	415	15,912	(720)	46,694	2,285	48,979
Other income (expense)	1	(14)	(6,824)	-	(6,837)	2,434	(4,403)
Earnings (loss) before income taxes	5,811	6,666	(22,420)	-	(9,943)	72	(9,871)
Income tax expense (benefit)	2,071	2,574	(4,482)	-	163	-	163
Net earnings (loss)	3,740	4,092	(17,938)	-	(10,106)	72	(10,034)
Earnings (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$3,740	$4,092	$(17,938)	$-	$(10,106)	$72	$(10,034)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues from external customers	$36,242	$7,691	$-	$-	$43,933	$948	$44,881
Intersegment operating revenues	-	407	940	(1,347)	-	-	-
Operating costs	30,799	1,071	15,909	(1,347)	46,432	5,650	52,082
Other income (expense)	(403)	-	(485)	-	(888)	1,204	316
Earnings (loss) before income taxes	5,040	7,027	(15,454)	-	(3,387)	(3,498)	(6,885)
Income tax expense (benefit)	2,230	1,467	(3,117)	-	580	3	583
Net earnings (loss)	2,810	5,560	(12,337)	-	(3,967)	(3,501)	(7,468)
Earnings (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,810	$5,560	$(12,337)	$-	$(3,967)	$(3,501)	$(7,468)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
December 31, 2013
Current assets	$14,530	$1,904	$49,231	$-	$65,665	$691	$66,356
Total assets	35,508	4,026	53,299	(4,000)	88,833	1,287	90,120
December 31, 2012
Current assets	$15,253	$12,229	$45,017	$-	$72,499	$3,614	$76,113
Total assets	37,667	43,230	72,758	(32,208)	121,447	4,264	125,711
Segment liabilities:
December 31, 2013
Current liabilities	$6,384	$60	$1,957	$-	$8,401	$2,285	$10,686
Total liabilities	20,113	3,952	11,352	(4,000)	31,417	8,785	40,202
December 31, 2012
Current liabilities	$10,864	$103	$754	$-	$11,721	$2,292	$14,013
Total liabilities	26,012	23,539	40,350	(32,208)	57,693	9,792	67,485

NOTE 17 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities and financial results of the components of the Company designated as discontinued operations as of and for the years ended December 31, 2013 and 2012:

Assets and Liabilities of Discontinued Operations

	December 31,
(Dollars in thousands)	2013	2012
Current assets:
Cash and cash equivalents	$139	$162
Inventory	432	516
FHLB stock	-	2,051
Real estate owned, net	75	830
Other current assets	45	55
Total current assets of discontinued operations	691	3,614
Intangible assets, net	196	196
Goodwill	400	400
Other noncurrent assets	-	54
Assets of discontinued operations	$1,287	$4,264

Current liabilities:
Litigation reserve	$135	$1,775
Trade payables	254	361
Judgment and accrued interest	1,877	-
Unclaimed property	19	153
Other current liabilities	-	3
Total current liabilities of discontinued operations	2,285	2,292
Repurchase reserve	6,500	7,500
Liabilities of discontinued operations	$8,785	$9,792

Statements of Operations of Discontinued Operations

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Operating revenues and other income (expense)	$2,357	$2,152
Operating costs	2,285	5,650
Earnings (loss) from discontinued operations before income taxes	72	(3,498)
Income tax expense (benefit)	-	3
Earnings (loss) from discontinued operations, net of income taxes	$72	$(3,501)

Material assets and liabilities of discontinued operations include:

Inventory

Inventory consists of a line of skin care products.

FHLB stock

FIL was previously a member of the FHLB of San Francisco and was required to hold FHLB stock. The Company redeemed the FHLB stock, at par value, in the third quarter of 2013.

Real estate owned, net

REO, net consists of single-family residential properties acquired through, or in lieu of, foreclosure of loans secured by the properties and is reported at the lower of cost or estimated net realizable value. As of December 31, 2013 and 2012, REO, net was comprised of one and seven properties, respectively.

Litigation reserve and judgment and accrued interest

The Company maintains a litigation reserve for probable and estimable losses on open legal actions. As of December 31, 2013, the litigation reserve reflects estimated losses on defensive home loan cases.  As of December 31, 2012, in addition to estimated losses on defensive home loan cases, the litigation reserve included a judgment, plus accrued interest, against the Company that was under appeal. During 2013, the Company abandoned its appeal of the case and the amount of the judgment plus accrued interest were reclassified to judgment and accrued interest in the balance sheets of discontinued operations.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims at December 31, 2013 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $56.4 million in claims, or 55.5% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $15.4 million in claims, or 15.1% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $29.9 million in claims, or 29.4% of total claims outstanding.

There were no repurchase claims received or settled during the year ended December 31, 2013. The repurchase reserve liability was $6.5 million and $7.5 million as of December 31, 2013 and 2012, respectively. Recoveries of allowance for repurchase reserves were $1.0 million for each of the years ended December 31, 2013 and 2012.

NOTE 18 — UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables present unaudited quarterly financial information, which has been prepared on a basis consistent with that of the audited consolidated financial statements and includes all necessary material adjustments, consisting of normal recurring accruals and adjustments, to present fairly the unaudited quarterly financial information. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. The quarterly per share calculations are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

	Unaudited 2013 Information for the Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues:
Industrial Supply	$8,372	$9,452	$10,230	$8,843
Special Situations	1,204	5,414	(453)	526
Corporate and Other	-	-	-	-
Total operating revenues	9,576	14,866	9,777	9,369
Operating costs	10,224	13,110	12,170	11,190
Operating profit (loss)	$(648)	$1,756	$(2,393)	$(1,821)
Loss from continuing operations	$(2,163)	$(1,873)	$(5,687)	$(383)
Earnings (loss) from discontinued operations, net of income taxes	(605)	(51)	(172)	900
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(2,768)	$(1,924)	$(5,859)	$517
Basic earnings (loss) per share:
Weighted average outstanding shares	11,803,988	11,822,649	11,871,639	11,888,615
Continuing operations	$(0.18)	$(0.15)	$(0.48)	$(0.03)
Discontinued operations, net of income taxes	(0.05)	-	(0.01)	0.07
Basic earnings (loss) per share	$(0.23)	$(0.15)	$(0.49)	$0.04
Diluted earnings (loss) per share:
Weighted average outstanding shares	11,803,988	11,822,649	11,871,639	13,220,815
Continuing operations	$(0.18)	$(0.15)	$(0.48)	$(0.03)
Discontinued operations, net of income taxes	(0.05)	-	(0.01)	0.07
Diluted earnings (loss) per share	$(0.23)	$(0.15)	$(0.49)	$0.04

	Unaudited 2012 Information for the Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues:
Industrial Supply	$7,843	$9,062	$10,203	$9,134
Special Situations	4,233	278	1,121	2,059
Corporate and Other	-	-	-	-
Total operating revenues	12,076	9,340	11,324	11,193
Operating costs	11,244	12,198	12,640	10,256
Operating profit (loss)	$832	$(2,858)	$(1,316)	$937
Earnings (loss) from continuing operations	$639	$(3,155)	$(2,166)	$718
Loss from discontinued operations, net of income taxes	(1,885)	(735)	(462)	(422)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(1,246)	$(3,890)	$(2,628)	$296
Basic earnings (loss) per share:
Weighted average outstanding shares	11,565,196	11,565,196	11,632,829	11,684,649
Continuing operations	$0.06	$(0.27)	$(0.19)	$0.06
Discontinued operations, net of income taxes	(0.16)	(0.06)	(0.04)	(0.04)
Basic earnings (loss) per share	$(0.10)	$(0.33)	$(0.23)	$0.02
Diluted earnings (loss) per share:
Weighted average outstanding shares	11,565,196	11,565,196	11,632,829	11,867,405
Continuing operations	$0.06	$(0.27)	$(0.19)	$0.06
Discontinued operations, net of income taxes	(0.16)	(0.06)	(0.04)	(0.04)
Diluted earnings (loss) per share	$(0.10)	$(0.33)	$(0.23)	$0.02

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company has been named as a defendant in or as a party to a number of legal actions or proceedings that arose in the ordinary course of business prior to the Reincorporation. In some of these actions and proceedings, claims for monetary damages are asserted. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, management generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter maybe, if any.

In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss may change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of loss represents what management believes to be an estimate of loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

Based on management’s current understanding of these pending legal actions and proceedings, it does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”). On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and then to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the Court of Appeal decision and judgment. On April 4, 2013, Mr. Faigin filed a motion for an order releasing funds deposited with the California Superior Court to enforce the judgment. In response, the Company filed a Motion to Stay Execution of Judgment while the Company’s claims against Mr. Faigin, discussed below, are litigated. On May 17, 2013, the judge granted the Company’s Motion to Stay Execution of Judgment and denied Mr. Faigin’s motion to enforce the judgment. The judgment and accrued interest are recorded in discontinued operations.

On April 27, 2009, FRC filed a cross-complaint against Mr. Faigin in the California Superior Court for breach of confidence, breach of fiduciary duty, representing conflicting interests and indemnification; and the Company is seeking $4.6 million in damages. On June 9, 2009, the California Superior Court dismissed the cross-complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this cross-complaint and on August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s cross-complaint causes of action against Mr. Faigin for breach of fiduciary duty and breach of confidence. The Company intends to pursue these actions to recover damages it suffered as a result of these breaches. On December 9, 2013, the California Superior Court denied Mr. Faigin’s motion for summary judgment. A trial is currently scheduled for April 2014.

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

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Ms. Colburn’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A trial was held in January 2014, and in March 2014, the California Federal Bankruptcy Court is expected to enter a ruling.

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

On February 12, 2013, the California Federal Bankruptcy Court denied the Company’s Motion for Summary Judgment. Mr. Walker’s proof of claim in the Bankruptcy Proceedings remains outstanding and the Company intends to vigorously defend itself against these claims. A trial was held in January 2014, and in March 2014, the California Federal Bankruptcy Court is expected to enter a ruling.

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

Subpoenas for Information and Documents. In addition to the above-described RMBS Actions, the Company has received and responded to a number of subpoenas for information from federal authorities and other third parties in civil litigation matters in which the Company is not a defendant, but which concern home mortgage transactions involving the Company’s origination and sale of whole loans, and certain RMBS Offerings.

Unpaid Claims. As of December 31, 2013, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

Other Commitments and Contingencies

Lease obligations. Total rent expense, net of sublease rentals, within continuing operations, for facilities and equipment under operating leases was $0.5 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. Rent expense, within discontinued operations, for facilities and equipment under operating leases was $24 thousand and $41 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company leases office facilities and certain equipment under noncancellable operating leases, the original terms of which ranged from one to ten years. Certain leases provide for increases in the basic rent to compensate the lessor for increases in operating and maintenance costs and may have renewal options. The following table presents minimum required lease payments under noncancellable operating leases:

(Dollars in thousands)	Future Minimum Lease Payments
2014	$392
2015	388
2016	398
2017	288
2018	21
Thereafter	-
$1,487

NOTE 20 — SUBSEQUENT EVENTS

Effective January 2, 2014, the Company completed a holding company reorganization and reincorporation from Nevada to Delaware to take advantage of the benefits of Delaware corporate law and to provide the Company a better organizational structure for future acquisitions and management of existing operations. In late 2013, the Company formed a Delaware corporation and its subsidiary, SGGH, LLC, a Delaware limited liability company, for the purposes of completing the Reincorporation. In the Reincorporation, following the approval of the Company’s stockholders at a special meeting held on December 30, 2013, the Company merged with and into SGGH, LLC, with SGGH, LLC continuing as the surviving entity and as a wholly owned subsidiary of the Delaware holding company, now known as Signature Group Holdings, Inc. In such transaction, effective January 2, 2014, each outstanding share of common stock was converted into one share of common stock of the Delaware corporation. No stockholders properly exercised dissenters’ rights.  The directors and executive officers of the Company prior to the Reincorporation continued to serve as the Board and executive officers of the Company thereafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.
Date: March 13, 2014	By:	/s/ Craig T. Bouchard
Craig T. Bouchard
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig T. Bouchard	Chairman of the Board and	March 13, 2014
Craig T. Bouchard	Chief Executive Officer

/s/ Kyle Ross	Executive Vice President and	March 13, 2014
Kyle Ross	Chief Financial Officer

/s/ Peter C.B. Bynoe	Director	March 13, 2014
Peter C.B. Bynoe

/s/ Patrick E. Lamb	Director	March 13, 2014
Patrick E. Lamb

/s/ Raj Maheshwari	Director	March 13, 2014
Raj Maheshwari

/s/ Philip Tinkler	Director	March 13, 2014
Philip Tinkler