Form 10-Q
period 2014-03-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2014-05-08
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-08007

SIGNATURE GROUP HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3783818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15301 Ventura Boulevard, Suite 400 Sherman Oaks, California 91403	(805) 435-1255
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of May 2, 2014, there were 12,254,659 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Signature Group Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$44,628	$47,880
Restricted cash	2,805	2,805
Trade accounts receivable, net	3,753	3,736
Inventory	11,856	10,345
Other current assets	875	899
Current assets of discontinued operations	1,763	691
Total current assets	65,680	66,356
Intangible assets, net	2,435	2,708
Goodwill	17,780	17,780
Other noncurrent assets	2,677	2,683
Noncurrent assets of discontinued operations	596	596
TOTAL ASSETS	$89,168	$90,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,285	$3,205
Line of credit	2,000	500
Long-term debt due within one year	3,700	3,600
Other current liabilities	1,045	1,096
Current liabilities of discontinued operations	2,285	2,285
Total current liabilities	11,315	10,686
Long-term debt	12,625	13,600
Common stock warrant liability	8,500	9,300
Other noncurrent liabilities	29	119
Noncurrent liabilities of discontinued operations	6,250	6,500
TOTAL LIABILITIES	38,719	40,205
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 66,500,000 shares authorized; 12,254,649 shares issued and outstanding as of March 31, 2014; and 12,213,219 shares issued and 12,201,102 shares outstanding as of December 31, 2013	12	12
Treasury stock, at cost; zero and 12,117 shares as of March 31, 2014 and December 31, 2013, respectively	—	(130)
Additional paid-in capital	452,141	451,853
Accumulated deficit	(401,704)	(401,817)
Total stockholders' equity - Signature Group Holdings, Inc.	50,449	49,918
Noncontrolling interest	—	—
TOTAL STOCKHOLDERS' EQUITY	50,449	49,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,168	$90,123

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013
Operating revenues:
Industrial Supply	$8,227	$8,372
Special Situations	42	1,204
Corporate and Other	—	—
Total operating revenues	8,269	9,576
Operating costs:
Cost of goods sold	5,283	5,272
Selling, general and administrative	3,841	3,564
Interest expense	246	991
Amortization of intangibles	265	397
Total operating costs	9,635	10,224
Operating loss	(1,366)	(648)
Other income (expense):
Change in fair value of common stock warrant liability	800	(1,450)
Other, net	29	13
Total other income (expense)	829	(1,437)
Loss from continuing operations before income taxes	(537)	(2,085)
Income tax expense	191	78
Loss from continuing operations	(728)	(2,163)
Earnings (loss) from discontinued operations, net of income taxes	841	(605)
Net earnings (loss)	113	(2,768)
Net earnings (loss) attributable to noncontrolling interest	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$113	$(2,768)
EARNINGS (LOSS) PER SHARE:
Basic and diluted:
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	0.07	(0.05)
Basic and diluted earnings (loss) per share	$0.01	$(0.23)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$113	$(2,768)
Other comprehensive loss:
Net change in unrealized gains during the period:
Investment securities, available for sale	—	88
Reclassification of realized amounts included in net earnings (loss)	—	(312)
Other comprehensive loss	—	(224)
Total comprehensive income (loss)	$113	$(2,992)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	—	$—	12,201,102	$12	12,117	$(130)	$451,853	$(401,817)	$49,918
Net earnings attributable to Signature Group Holdings, Inc.	—	—	—	—	—	—	—	113	113
Common stock acquired	—	—	(9,229)	—	9,229	(99)	—	—	(99)
Issuance of restricted common stock, net of forfeitures	—	—	62,776	—	(21,346)	229	(229)	—	—
Amortization of share-based compensation	—	—	—	—	—	—	517	—	517
Balance, March 31, 2014	—	$—	12,254,649	$12	—	$—	$452,141	$(401,704)	$50,449

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$113	$(2,768)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of income taxes	(841)	605
Depreciation and amortization	305	440
Discount recognized on payoff of loans receivable, net	—	(80)
Change in fair value of common stock warrant liability	(800)	1,450
Gain on sale of investment securities, available for sale	—	(312)
Amortization of share-based compensation	517	372
Accretion of discounts	—	(112)
Other	5	—
Changes in assets and liabilities:
Trade accounts receivable, net	(22)	82
Inventory	(1,511)	(689)
Other current assets	24	272
Other noncurrent assets	53	13
Trade payables	(920)	(836)
Other current liabilities	(51)	(283)
Other noncurrent liabilities	(90)	(6)
Net cash used in operating activities of discontinued operations	(509)	(711)
Net cash used in operating activities	(3,727)	(2,563)
Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	—	3,160
Advances, net under revolving credit facilities in other assets	—	(1,965)
Principal collections on loans receivable, net in other assets	—	562
Purchases of property and equipment	(79)	(4)
Net cash provided by investing activities of discontinued operations	10	78
Net cash provided by (used in) investing activities	(69)	1,831
Cash flows from financing activities:
Advances, net on line of credit	1,500	3,500
Principal payments on long-term debt	(875)	(878)
Common stock acquired	(99)	(41)
Payment of contingent consideration	—	(4,000)
Proceeds from exercise of common stock options	—	21
Net cash provided by (used in) financing activities	526	(1,398)
Decrease in cash and cash equivalents	(3,270)	(2,130)
Cash and cash equivalents, beginning of period	48,019	51,056
Cash and cash equivalents, end of period	$44,749	$48,926
Cash and cash equivalents, end of period - continuing operations	$44,628	$48,794
Cash and cash equivalents, end of period - discontinued operations	121	132
Cash and cash equivalents, end of period	$44,749	$48,926

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$244	$543
Cash paid for interest	229	973

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a holding company with current principal holdings in cash and industrial supply through its wholly owned subsidiary, North American Breaker Co., LLC (“NABCO” or “Industrial Supply”). Signature’s board of directors (the “Board”) and management expect to grow the business through acquisitions as well as through organic efforts within existing operations. Signature’s current business strategy seeks to leverage its public company status, considerable federal and California net operating loss tax carryforwards (“NOLs”), and the experience of the Board and management to acquire operating businesses at prices and on terms that are aligned with current growth plans.

Effective January 2, 2014, Signature executed a holding company reorganization and reincorporation from Nevada to Delaware to take advantage of the benefits of Delaware corporate law and to provide a better organizational structure for future acquisitions and management of existing operations (the “Reincorporation”). The Reincorporation was approved by the stockholders at a special meeting held on December 30, 2013. The directors and executive officers prior to the Reincorporation continued to serve as the Board and executive officers of Signature thereafter.

Signature’s ‘continuing operations’ are conducted by SGGH, LLC and includes one primary operating segment, Industrial Supply and a second segment, Special Situations, which no longer meets the criteria of a reportable segment but is presented for comparative purposes to prior periods when it met the criteria of a reportable segment:

Industrial Supply. Headquartered in Burbank, California, Industrial Supply is one of the largest independent suppliers of circuit breakers in the country. Industrial Supply focuses on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply operates from nine warehouse locations across the United States and Canada, which facilitate next day ground shipping service to a broad section of its customer base.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. Special Situations also considered originating secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. Special Situations took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. Special Situations opportunistically exited the majority of its investment positions in 2013, as the benefits of holding the assets no longer outweighed the benefits of selling them. As of March 31, 2014, Special Situations maintains a small portfolio of commercial real estate loans and a preferred nonmarketable equity investment in a private company, each of which is classified in other noncurrent assets.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to its former businesses, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), as well as Cosmed, Inc. (“Cosmed”), which owns the product formulations of a line of anti-aging skin care products. The assets and liabilities of discontinued operations are being managed to maximize their cash recoveries and limit costs and exposures. See Note 12 — Operations by Reportable Segments for additional information about Signature’s operating segments. See Note 15 — Subsequent Events for additional information about a change in discontinued operations effective April 29, 2014.

NOTE 2 — FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Signature, its wholly owned subsidiaries and its majority owned subsidiaries (collectively, the “Company”). The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in other income (expense) in the unaudited condensed consolidated statements of operations. The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost within other noncurrent assets in the unaudited condensed consolidated balance sheets.

Prior to the Reincorporation, there were 66,500,000 shares of $0.01 par value shares of common stock authorized and 12,219,781 shares outstanding. Following the Reincorporation, there were 66,500,000 shares of $0.001 par value shares of common stock authorized and 12,219,781 shares outstanding. The current corporate capital structure has been retrospectively reflected in the unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2014 (the “Annual Report”). Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

The Company’s significant accounting policies are disclosed in the Annual Report, and there have been no material changes to those accounting policies during the three months ended March 31, 2014.

Recent accounting standards updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changes the criteria for reporting discontinued operations and enhances related disclosures. Under the new accounting guidance, only disposals representing a strategic shift in operations are presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the accounting guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new accounting guidance is effective for the Company as of January 1, 2015 and is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

 NOTE 3 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table presents cash and cash equivalents, within continuing operations, as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits	$1,720	$2,986
Short-term money market funds	42,908	44,894
Total cash and cash equivalents	$44,628	$47,880

The following table presents restricted cash as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits - legal settlement reserve funds	$2,021	$2,021
Noninterest-bearing deposits - securing a letter of credit	784	784
Total restricted cash	$2,805	$2,805

NOTE 4 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Trade accounts receivable	$3,962	$3,940
Sales returns and allowances	(174)	(169)
Allowance for doubtful accounts	(35)	(35)
Trade accounts receivable, net	$3,753	$3,736

As of March 31, 2014 and December 31, 2013, all of the trade receivables of Industrial Supply, totaling $3.9 million and $3.9 million, respectively, were pledged as collateral to secure outstanding balances on Industrial Supply’s line of credit and term loans.

NOTE 5 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. The following table presents the composition of the Company’s inventory as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Finished goods	$11,881	$10,370
Valuation adjustment for damaged inventory	(25)	(25)
	$11,856	$10,345

As of March 31, 2014 and December 31, 2013, Industrial Supply’s inventory, totaling $11.9 million and $10.4 million, respectively, was pledged as collateral to secure outstanding balances on Industrial Supply’s line of credit and term loans.

NOTE 6 — DEBT

The following table presents the Company’s debt as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands, except original loan amounts)	2014	2013
Line of credit	$2,000	$500

Long-term debt:
$8.0 million term loan issued at par in September 2011; variable interest rate at a base rate plus 1.00%; due September 29, 2016	$5,400	$5,700
$11.5 million term loan issued at par in December 2013; fixed interest rate at 5.0%; due December 31, 2018	10,925	11,500
Long-term debt, including amounts due within one year	16,325	17,200
Less: Amounts due within one year	(3,700)	(3,600)
Long-term debt	$12,625	$13,600

Line of credit

Line of credit consists of Industrial Supply’s $4.0 million asset-based revolving loan maturing September 29, 2014, which is subject to a borrowing base. As of March 31, 2014 and December 31, 2013, outstanding borrowings on the revolving line of credit were $2.0 million and $0.5 million, respectively. As of March 31, 2014, available borrowing capacity under the revolving line of credit was $2.0 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on March 31, 2014, and is secured by all of the assets of Industrial Supply. Interest expense on the line of credit was $13 thousand and $8 thousand for the three months ended March 31, 2014 and 2013, respectively.

Term loans

Term loans include Industrial Supply’s term loans that are subject to annual principal payments with balloon payments of any remaining principal balance due at maturity.  As of March 31, 2014, the interest rate on the variable rate term loan was 5.00%. In the event of default, the interest rates on both term loans increase by 5.00% per annum.  Interest expense on the term loans was $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Under the terms of the $11.5 million term loan, Signature has guaranteed $5.0 million of the loan should Industrial Supply not meet its obligations under the loan agreement. The guarantee is effective until such time as Industrial Supply’s senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio is reduced to 1.5:1.0 (as long as no event of default has occurred and is continuing).

As of March 31, 2014, all of the trade receivables and inventory, totaling $3.9 million and $11.9 million, respectively, were pledged under the line of credit and term loans of Industrial Supply. The Company was in compliance with all of the covenants under its debt agreements as of March 31, 2014.

NOTE 7 — COMMON STOCK WARRANT LIABILITY

In June 2010, Signature issued warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date. As of March 31, 2014, the Warrants are 80% vested and the Company has received $0.2 million of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

In October 2010, January 2011, and April 2011, restricted common stock was issued to nonexecutive members of the Board under the Company’s director compensation program (the “Director Compensation Program”) that each triggered the pricing protection provisions of the Warrants. The restricted common stock issued to nonexecutive members of the Board in April 2011 reduced the exercise price of the Warrants to $6.90 per share, the grant date fair value of the restricted common stock issued. In July 2011, the Company issued approximately 0.3 million shares of common stock as purchase consideration in the NABCO business combination. The NABCO business combination common stock was issued at $6.64 per share, thereby reducing the exercise price of the Warrants to $6.64 per share; however, the holders of approximately 79.3% of the Warrants waived the pricing protection provisions related to shares issued in the NABCO business combination and the exercise price related to those Warrants remains at $6.90 per share.

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. The following table presents changes in fair value of common stock warrant liability during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Beginning balance	$9,300	$2,350
Change in fair value of common stock warrant liability	(800)	1,450
Ending balance	$8,500	$3,800

See Note 11— Fair Value Measurements for additional information on the assumptions used to estimate the fair value of common stock warrant liability.

NOTE 8 — INCOME TAXES

The following table summarizes income tax expense, within continuing operations, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Current income tax expense:
Federal	$160	$—
State	44	76
Total current income tax expense	204	76
Deferred income tax expense:
Federal	—	—
State	(13)	2
Total deferred income tax expense	(13)	2
Total income tax expense	$191	$78

Income tax expense for three months ended March 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively, primarily comprised of estimated income taxes due in jurisdictions where the Company does not have or cannot utilize its NOLs, and an estimated income tax payment to the Internal Revenue Service (“IRS” or the “Service”) for an adjustment proposed by the Service related to the examination of the Company’s 2003, 2004, 2005 and 2008 tax years.

As of December 31, 2013, the Company had estimated federal and California NOLs of approximately $890.5 million and $978.4 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax assets and, as such, has placed a full valuation allowance of $374.5 million and $375.0 million on its deferred tax assets as of March 31, 2014 and December 31, 2013, respectively.

 In December 2012, the IRS, in preparation of its report to the Congressional Joint Committee on Taxation (the “Joint Committee”) related to the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, which was received in October 2010, notified the Company of a proposed adjustment to the reported 2005 alternative minimum taxable income and associated tax (“AMT”). The Service identified a $2.6 million liability as a result of certain disallowed bad debt deductions identified in the 2006 tax year audit. In connection with this proposed adjustment, in February 2013, the Service notified the Company that it was examining the 2003, 2004, 2005 and 2008 tax years. The IRS requested, and the Company provided, documentation that the Company believed reduced the 2005 AMT liability to approximately $0.4 million, including $30 thousand of accrued interest through December 31, 2012. The Company remitted a $0.4 million payment to the IRS on January 31, 2013. In March 2014, the IRS provided additional corrections to the Company’s 2003, 2004 and 2005 income tax returns that result in a finding of an underpayment of income taxes of $0.5 million, as compared to our estimated $0.3 million uncertain tax position as of December 31, 2013. The Company has reviewed and agrees with the proposed corrections and remitted a $0.2 million estimated payment on March 31, 2014. Although the Company does not have any reason to believe that the Joint Committee will not approve the tax refund received in 2010, there is no assurance that such approval will be given by the Joint Committee or that additional issues will not be raised by the IRS or the Joint Committee during the examination. In March 2014, the IRS submitted its final report, with which we concurred, to the Joint Committee.

NOTE 9 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Incentive Plan

The Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”) provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 2.5 million shares of common stock, or its equivalent. As of March 31, 2014 and December 31, 2013, there were no stock appreciation rights or restricted stock units outstanding and 0.5 million shares and 0.6 million shares, respectively, were available for grant under the Incentive Plan.

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

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	139,641	$4.94	357,522	$4.32
Shares vested	(87,660)	5.14	(356,886)	4.61
Shares granted	62,776	10.35	139,005	5.70
Ending nonvested restricted shares	114,757	$7.76	139,641	$4.94

Share-based compensation related to restricted common stock awards was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the aggregate unamortized value of share-based restricted common stock awards was $0.8 million and $0.3 million, respectively. The unamortized value of share-based restricted common stock will be recognized over a weighted average period of 1.9 years.

During the three months ended March 31, 2014, the Company repurchased 9,229 shares of its common stock from employees for $0.1 million to satisfy statutory payroll tax withholding requirements on vesting restricted common stock awards. The 2014 Director Compensation Program awards included the reissuance of 21,346 treasury shares. Executive officers and employees were granted 34,868 shares of restricted common stock in the three months ended March 31, 2014.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Chapter 11 bankruptcy proceeding (the “Bankruptcy Proceedings”) on June 11, 2010, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date.

No common stock options were issued in three months ended March 31, 2014. The following table provides assumptions used in determining the fair value of common stock option grants for the year ended December 31, 2013:

Year Ended
December 31,
(Weighted averages)	2013
Expected volatility	55.00%
Risk-free interest rate	1.15%
Expected term (in years)	5.60
Dividend yield	—%
Grant date fair value per share	$2.75

The following table presents activity of nonvested common stock options during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	673,833	$6.59	872,373	$5.41
Common stock options granted	—	—	205,000	9.52
Common stock options vested	(472,200)	5.59	(383,208)	5.47
Common stock options forfeited	—	—	(20,332)	3.62
Ending nonvested common stock options	201,633	$8.47	673,833	$6.59

The following table presents activity of exercisable common stock options during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	543,867	$5.76	181,327	$5.21
Common stock options exercised	—	—	(20,668)	3.00
Common stock options vested	472,200	5.59	383,208	5.47
Ending vested common stock options	1,016,067	$5.68	543,867	$5.76

The weighted average remaining contractual life for common stock options outstanding as of March 31, 2014 and December 31, 2013 was 6.8 years and 7.4 years, respectively, and the weighted average remaining contractual life for common stock options exercisable as of March 31, 2014 was 6.8 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options outstanding	$4,989	$5,520
Intrinsic value of common stock options exercisable	4,644	2,716

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months	Year Ended
	Ended March 31,	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options exercised (1)	$—	$137
Fair value of common stock options vested(2)	933	756
(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the aggregate unamortized value of share-based common stock option awards was $0.3 million and $0.7 million, respectively, and will be recognized over a weighted average period of 0.9 years.

401(k) saving plan

The Company maintains a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s total compensation, up to the maximum employer contribution allowed by the IRS. Matching contributions under the Savings Plan during the three months ended March 31, 2014 and 2013 were $41 thousand and $59 thousand, respectively.

NOTE 10 — EARNINGS (LOSS) PER SHARE

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

Unvested restricted common stock, common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period, or when a loss from continuing operations has been reported. For the three months ended March 31, 2014 and 2013, the impact of dilutive unvested restricted common stock, common stock options and Warrants were excluded from diluted earnings (loss) per share as their impact would have been anti-dilutive as a result of the reported loss from continuing operations.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013
Loss from continuing operations	$(728)	$(2,163)
Earnings (loss) from discontinued operations, net of income taxes	841	(605)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	113	(2,768)
Earnings (loss) attributable to noncontrolling interest	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$113	$(2,768)
Basic and diluted earnings (loss) per share:
Weighted average basic and diluted shares outstanding	12,139,891	11,813,662
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	0.07	(0.05)
Basic and diluted earnings (loss) per share	$0.01	$(0.23)

The following table provides details on the average market price of Signature common stock and the incremental shares that were potentially dilutive for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Average market price of Signature common stock	$10.43	$4.70
Potentially dilutive common stock equivalents:
Unvested restricted stock	34,151	135,170
Common stock options	476,267	22,520
Warrants	515,135	—
Total potentially dilutive common stock equivalents	1,025,553	157,690

 NOTE 11 — FAIR VALUE MEASUREMENTS

Fair Value Estimates of Financial Instruments

The following tables present the carrying values and fair value estimates of financial instruments as of March 31, 2014 and December 31, 2013:

		March 31, 2014
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$44,628	$44,628
Restricted cash	Level 1	2,805	2,805
Loans receivable, net (other noncurrent assets)	Level 3	1,352	1,350
Preferred stock (other noncurrent assets)	Level 3	800	3,000
Discontinued operations:
Cash and cash equivalents	Level 1	121	121
LIABILITIES
Continuing operations:
Line of credit	Level 3	$2,000	$2,000
Long-term debt	Level 3	16,325	16,325
Common stock warrant liability	Level 3	8,500	8,500

		December 31, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$47,880	$47,880
Restricted cash	Level 1	2,805	2,805
Loans receivable, net (other noncurrent assets)	Level 3	1,407	1,400
Preferred stock (other noncurrent assets)	Level 3	800	4,000
Discontinued operations:
Cash and cash equivalents	Level 1	139	139
LIABILITIES
Continuing operations:
Line of credit	Level 3	$500	$500
Long-term debt	Level 3	17,200	17,200
Common stock warrant liability	Level 3	9,300	9,300

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument as of March 31, 2014 and December 31, 2013:

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Loans receivable, net

Loans receivable, net is classified as held for investment, carried at amortized cost in other noncurrent assets and consists of commercial real estate loans. The estimated fair value of commercial real estate loans considers the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

Preferred stock

Preferred stock consists of 4.00% cumulative convertible preferred stock of a private company with which the Company previously had a commercial lending relationship through Special Situations and is classified in other noncurrent assets and carried at amortized cost. The preferred stock has a stated value of $2.0 million and is convertible to 45.0% of the common stock of the private company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple and a control discount.

Line of credit

The line of credit is a short-term borrowing facility, used primarily to support ongoing operations. The carrying value is a reasonable estimate of fair value, as this instrument has a short-term maturity and a market interest rate.

Long-term debt

Long-term debt consists of term loans, the fair value of which are based on the market characteristics of the individual loan terms, including interest rates, scheduled principal amortization and maturity dates, generally consistent with market terms.

Common stock warrant liability

Common stock warrant liability is an embedded derivative liability related to the Warrants, which contain anti-dilution and pricing protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including exercise multiple, volatility and expected term.

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

The following table presents the Company’s estimated fair value of assets and liabilities as of March 31, 2014 and December 31, 2013, based on the fair value hierarchy, measured on a recurring and nonrecurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
March 31, 2014
Liabilities:
Common stock warrant liability	$—	$—	$8,500	$8,500
December 31, 2013
Liabilities:
Common stock warrant liability	$—	$—	$9,300	$9,300
Nonrecurring fair value measurements:
December 31, 2013
Assets:
Real estate owned, net	$—	$—	$75	$75

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended March 31, 2014
Common stock warrant liability	$9,300	$800	$—	$—	$—	$—	$8,500
Three Months Ended March 31, 2013
Common stock warrant liability	2,350	(1,450)	—	—	—	—	3,800

The following table summarizes gains (losses) on assets and liabilities recorded on a nonrecurring basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Real estate owned, net	$—	$(283)
Inventory (discontinued operations)	432	—

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following tables presents quantitative information about the valuation techniques and unobservable inputs applied to Level 2 and Level 3 recurring and nonrecurring fair value measurements as of March 31, 2014 and December 31, 2013:

March 31, 2014
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Liabilities:
Common stock warrant liability	$8,500	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	54.0% (54.0%)
			Expected term	4.1 - 4.2 years (4.1 years)

	December 31, 2013
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net (discontinued operations)	$75	Market approach	Marketability discount	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
Liabilities:
Common stock warrant liability	$9,300	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	55.0% (55.0%)
			Expected term	4.1 - 4.2 years (4.1 years)

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

Significant unobservable inputs used in the fair value measurement of real estate owned (“REO”) are marketability discounts and estimated selling costs. The Company utilizes third party collateral valuation services and real estate Internet websites to estimate the fair value of REO and adjusts these values to account for various factors, such as historical loss experience, anticipated liquidation timing and estimated selling costs. Significant increases in these assumptions would result in a decrease in the estimated fair value of REO, while decreases in these assumptions would result in a higher estimated fair value.

NOTE 12 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two reportable segments: Industrial Supply and Special Situations. The Company’s third segment consists of discontinued operations, which includes assets and liabilities from Fremont’s former businesses and the operations of Cosmed. See Note 15 — Subsequent Events for additional information about Cosmed. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other. The following tables present the operating results and other key financial measures for each of the Company’s segments for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2014
Operating revenues from external customers	$8,227	$42	$—	$—	$8,269	$11	$8,280
Operating costs	7,046	4	2,585	—	9,635	982	10,617
Other income (expense)	1	—	828	—	829	1,813	2,642
Earnings (loss) before income taxes	1,182	38	(1,757)	—	(537)	842	305
Income tax expense (benefit)	508	32	(349)	—	191	1	192
Net earnings (loss)	674	6	(1,408)	—	(728)	841	113
Earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$674	$6	$(1,408)	$—	$(728)	$841	$113

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2013
Operating revenues from external customers	$8,372	$1,204	$—	$—	$9,576	$(254)	$9,322
Intersegment operating revenues	—	100	241	(341)	—	—	—
Operating costs	7,090	280	3,195	(341)	10,224	666	10,890
Other income (expense)	—	—	(1,437)	—	(1,437)	314	(1,123)
Earnings (loss) before income taxes	1,282	1,024	(4,391)	—	(2,085)	(606)	(2,691)
Income tax expense (benefit)	509	463	(894)	—	78	(1)	77
Net earnings (loss)	773	561	(3,497)	—	(2,163)	(605)	(2,768)
Earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$773	$561	$(3,497)	$—	$(2,163)	$(605)	$(2,768)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
March 31, 2014
Current assets	$16,178	$439	$47,300	$—	$63,917	$1,763	$65,680
Total assets	36,904	2,527	51,935	(4,557)	86,809	2,359	89,168
December 31, 2013
Current assets	$14,530	$1,904	$49,231	$—	$65,665	$691	$66,356
Total assets	35,508	4,029	53,299	(4,000)	88,836	1,287	90,123
Segment liabilities:
March 31, 2014
Current liabilities	$7,624	$8	$1,398	$—	$9,030	$2,285	$11,315
Total liabilities	20,835	3,941	9,965	(4,557)	30,184	8,535	38,719
December 31, 2013
Current liabilities	$6,384	$60	$1,957	$—	$8,401	$2,285	$10,686
Total liabilities	20,113	3,955	11,352	(4,000)	31,420	8,785	40,205

NOTE 13 — DISCONTINUED OPERATIONS

The following tables present the assets and liabilities, as of March 31, 2014 and December 31, 2013, and financial results for the three months ended March 31, 2014 and 2013, of the components of the Company designated as discontinued operations as of March 31, 2014 (see Note 15 — Subsequent Events for additional information about changes to discontinued operations):

Assets and Liabilities of Discontinued Operations

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Current assets:
Cash and cash equivalents	$121	$139
Inventory	—	432
Real estate owned, net	—	75
Settlement receivable	1,500	—
Other current assets	142	45
Total current assets of discontinued operations	1,763	691
Intangible assets, net	196	196
Goodwill	400	400
Assets of discontinued operations	$2,359	$1,287

Current liabilities:
Judgment and accrued interest	$1,877	$1,877
Trade payables	230	254
Unclaimed property	6	19
Other current liabilities	172	135
Total current liabilities of discontinued operations	2,285	2,285
Repurchase reserve	6,250	6,500
Liabilities of discontinued operations	$8,535	$8,785

Statements of Operations of Discontinued Operations

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Operating revenues and other income (expense)	$1,824	$60
Operating costs	982	666
Earnings (loss) from discontinued operations before income taxes	842	(606)
Income tax expense (benefit)	1	(1)
Earnings (loss) from discontinued operations, net of income taxes	$841	$(605)

Material assets and liabilities of discontinued operations include:

Inventory

Inventory consisted of a line of skin care products, including finished goods, packaging and other raw materials. In the first quarter of 2014, the remaining inventory was scrapped, due largely to expiration dates of finished goods and raw materials and a determination of no value for the packaging and shipping materials on hand.

Real estate owned, net

REO, net consisted of single-family residential properties acquired through, or in lieu of, foreclosure of loans secured by the properties and was reported at the lower of cost or estimated net realizable value. As of December 31, 2013, REO, net was comprised of one property, which was sold in February 2014.

Settlement receivable

Settlement receivable represents proceeds due from a former executive of Fremont. Under the terms of the Confidential Settlement Agreement and Releases (the “Faigin Settlement Agreement”), Mr. Faigin will pay the Company $1.5 million, which has been recorded as of March 31, 2014. See the “Faigin Matter” in Note 15 — Subsequent Events for more information about the settlement.

Judgment and accrued interest

Judgment and accrued interest relates to litigation brought and won by Mr. Faigin, cash for which has been deposited with the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”) and is classified as restricted cash in the unaudited condensed consolidated balance sheets. The judgment will be satisfied in conjunction with the settlement of the Faigin Settlement Agreement, which was finalized on April 25, 2014. See the “Faigin Matter” in Note 14 — Commitments and Contingencies for additional information about the judgment.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims as of March 31, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $59.2 million in claims, or 58.2% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $12.6 million in claims, or 12.4% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $29.9 million in claims, or 29.4% of total claims outstanding.

There were no repurchase claims received or settled during the three months ended March 31, 2014 or the year ended December 31, 2013. The repurchase reserve liability was $6.3 million and $6.5 million as of March 31, 2014 and December 31, 2013, respectively. Recoveries of allowance for repurchase reserves were $0.2 million for each of the three months ended March 31, 2014 and 2013.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Signature and SGGH, LLC have been named as a defendant in or as a party to a number of legal actions or proceedings that arose in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, management generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter maybe, if any.

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

The legal proceedings summarized below include material matters that were resolved or concluded since December 31, 2013, as well as ongoing matters that may have an adverse effect on our business and future financial results.

Final Bankruptcy Decree. On April 15, 2013, the United States Bankruptcy Court for the Central District of California (the “California Federal Bankruptcy Court”) granted the Company’s motion for a final decree, and issued a final decree in the Company’s Bankruptcy Proceedings. The California Federal Bankruptcy Court retained jurisdiction to preside over claims described below in the Colburn and Walker matters. Upon the California Federal Bankruptcy Court entering the final orders in the Colburn and Walker claims, described below, the Bankruptcy Proceedings will be closed.

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the California Superior Court. On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and then to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the Court of Appeal decision and judgment. On April 4, 2013, Mr. Faigin filed a motion for an order releasing funds deposited with the California Superior Court to enforce the judgment. In response, the Company filed a Motion to Stay Execution of Judgment while the Company’s claims against Mr. Faigin, discussed below, are litigated. On May 17, 2013, the judge granted the Company’s Motion to Stay Execution of Judgment and denied Mr. Faigin’s motion to enforce the judgment. The judgment and accrued interest are recorded in discontinued operations.

On April 27, 2009, FRC filed a cross-complaint against Mr. Faigin in the California Superior Court for breach of confidence, breach of fiduciary duty, representing conflicting interests and indemnification; and the Company was seeking $4.6 million in damages. On June 9, 2009, the California Superior Court dismissed the cross-complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this cross-complaint and on August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s cross-complaint causes of action against Mr. Faigin for breach of fiduciary duty and breach of confidence. On December 9, 2013, the California Superior Court denied Mr. Faigin’s motion for summary judgment. On April 25, 2014, the Company and Mr. Faigin executed the Faigin Settlement Agreement, under which the Company will receive $1.5 million.

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

On March 14, 2014, the California Federal Bankruptcy Court orally announced its ruling, from a trial held in January 2014, to grant the Company’s motion to disallow Ms. Colburn’s claim. On March 26, 2014, the California Federal Bankruptcy Court entered a written order granting the Company’s motion to disallow Ms. Colburn’s claim.

On April 7, 2014, Ms. Colburn filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Ms. Colburn’s claim. A hearing on the motion is scheduled for June 12, 2014.

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

On March 14, 2014, the California Federal Bankruptcy Court orally announced its ruling, from a trial held in January 2014, to grant the Company’s motion to disallow Mr. Walker’s claim. On March 26, 2014, the California Federal Bankruptcy Court entered a written order granting the Company’s motion to disallow Mr. Walker’s claim.

On April 7, 2014, Mr. Walker filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Mr. Walker’s claim. A hearing on the motion is scheduled for June 12, 2014.

RMBS Defense, Indemnity and Contribution Matters. In connection with residential mortgage-backed securities offerings (“RMBS Offerings”) involving loans originated by FIL, either or both FIL and its subsidiary entered into loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS Actions”), where the Company or its former businesses is not a named defendant. The Company has received demands for defense, indemnity and contribution from defendants in various RMBS Actions. The Company has rejected each of these demands, as it is the Company’s position that the demanding parties are being sued for conduct not chargeable to the Company or its former businesses. There is no assurance that the Company or its former businesses will not be named as defendants in additional RMBS Actions or receive additional demands for defense, indemnity and contribution. It is the Company’s intention to vigorously defend any claims seeking defense, indemnity or contribution, but the Company cannot presently predict whether such claims will be pursued or what the outcome would be.

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

Unpaid Claims. As of March 31, 2014, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

NOTE 15 — SUBSEQUENT EVENTS

Faigin Settlement Agreement

On April 25, 2014, the Company and Mr. Faigin executed the Faigin Settlement Agreement in the Company’s plaintiff action against Mr. Faigin. Under the terms of the agreement, Mr. Faigin will pay the Company $1.5 million, which has been recorded in the March 31, 2014 financial statements as settlement receivable in discontinued operations. See Note 14 — Commitments and Contingencies for additional information about the settlement agreement.

Change in Presentation – Cosmed

On April 29, 2014, the Board directed management to suspend its efforts to sell Cosmed. Accordingly, the assets and liabilities and results of operations of Cosmed will be reclassified to continuing operations as of April 29, 2014, and will be included in Corporate and Other.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains certain non-GAAP financial information. See “Reconciliation of Non-GAAP Financial Measures” below for important information regarding the non-GAAP financial information included in this Item 2, together with a reconciliation of such non-GAAP financial information presented to the most comparable GAAP financial information.

Certain statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “Report”), including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and in our Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

—	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
—	our ability to achieve future profitability;
—	our ability to control operating costs and other expenses;
—	our ability to raise additional debt and equity capital, including through rights offerings, on acceptable terms and on a timely basis;
—	our ability to use federal and state NOLs and recognize future tax benefits;
—	our ability to obtain the expected benefits of the Reincorporation;
—	our dependence, as a holding company, on funding from our operating subsidiaries;
—	general economic conditions may be worse than expected;
—	competition among other companies with whom we compete may increase significantly;
—	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;
—	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;
—

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the FASB, the SEC and the Public Company Accounting Oversight Board;

—	changes in laws or government regulations or policies affecting the legacy businesses related to residential mortgage lending and servicing, which are now a part of discontinued operations;
—	the impact of current or new litigation matters, or changes in litigation strategies brought against us in our current businesses or SGGH, LLC’s former businesses;
—

our ability to successfully defend against demands by investment banks for defense, indemnity and contribution where the banks have been sued in actions concerning their activities relating to securitizations involving loans originated by SGGH, LLC’s former businesses;

—	changes in the financial condition or future prospects of issuers of debt or equity securities that we own; and
—

other factors, risks and uncertainties described in this Report and in our Annual Report under Part I, Item 1A “Risk Factors,” as may be supplemented in our other filings with the Commission from time to time.

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

OVERVIEW

Signature is a holding company that owns all of the outstanding interests of its operating company, SGGH, LLC. Our operations are largely concentrated in one operating segment, Industrial Supply, which is one of the largest U.S. suppliers of circuit breakers. In 2013, we substantially wound down a second operating segment, Special Situations, which selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages. The Board and management expect to grow our business through acquisitions as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California NOLs and the experience of our Board and management to acquire operating businesses at prices and on terms that are aligned with our growth plans.

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

As of March 31, 2014, Signature’s continuing operations had $86.8 million of assets, or 97.3% of our total assets, and $30.2 million of liabilities, or 78.0% of our total liabilities. Continuing operations includes Industrial Supply and Special Situations, plus Corporate and Other, whose operating costs relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations. These operating costs are not allocated to any segments, as management excludes such costs when assessing segment performance.

Industrial Supply. Industrial Supply is based in Burbank, California and is one of the largest independent suppliers of circuit breakers in the country. We focus exclusively on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but we also supply residential circuit breakers. We operate from nine warehouse locations across North America, which enables us to improve customer delivery times, a key attribute of our service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. Special Situations also considered originating secured debt financings to middle market companies for a variety of situations, including supporting another transaction such as an acquisition, recapitalization or restructuring. Special Situations took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. During the second quarter of 2013, a majority of Special Situations’ assets, specifically its portfolio of residential real estate loans, were sold and, in the fourth quarter of 2013, its commercial loans were repaid in full. Special Situations maintains a small portfolio of commercial real estate loans and a nonmarketable equity security, and it has no material liabilities.

SGGH, LLC’s operations also include a discontinued operations segment, where SGGH, LLC holds and manages certain assets and liabilities related to the former businesses of Fremont and the assets and liabilities of Cosmed. These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company.

On April 29, 2014, the Board directed management to suspend its efforts to sell Cosmed. Accordingly, the assets and liabilities and results of operations of Cosmed will be reclassified to continuing operations as of April 29, 2014, and will be included in Corporate and Other.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and operating revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The following table presents selected components of the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Operating revenues	$8,269	$9,576
Operating costs	9,635	10,224
Operating loss	(1,366)	(648)
Other income (expense)	829	(1,437)
Loss from continuing operations before income taxes	(537)	(2,085)
Income tax expense	191	78
Loss from continuing operations	(728)	(2,163)
Earnings (loss) from discontinued operations, net of income taxes	841	(605)
Net earnings (loss)	113	(2,768)
Earnings (loss) attributable to noncontrolling interest	-	-
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$113	$(2,768)
EARNINGS (LOSS) PER SHARE:
Basic and diluted:
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	0.07	(0.05)
Basic and diluted earnings (loss) per share	$0.01	$(0.23)

Consolidated Results of Operations

As discussed in more detail below in “Segments’ Results of Operations,” net earnings for the three months ended March 31, 2014 improved $2.9 million to $0.1 million, from a $2.8 million net loss for the three months ended March 31, 2013. The loss from continuing operations was $0.7 million for the three months ended March 31, 2014, as compared to $2.2 million for the three months ended March 31, 2013.  Earnings from discontinued operations increased $1.4 million to $0.8 million for the three months ended March 31, 2014, as compared to a $0.6 million loss for the three months ended March 31, 2013.

Segment Information

The following tables present our segment results of operations for the three months ended March 31, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2014
Operating revenues:
Net sales	$8,227	$—	$—	$—	$8,227	$—	$8,227
Interest	—	42	—	—	42	—	42
Gain on real estate owned	—	—	—	—	—	11	11
Total operating revenues	8,227	42	—	—	8,269	11	8,280
Operating costs:
Cost of goods sold	5,283	—	—	—	5,283	445	5,728
Selling, general and administrative	380	4	520	—	904	54	958
Compensation	806	—	1,270	—	2,076	39	2,115
Professional fees	66	—	795	—	861	444	1,305
Interest expense	246	—	—	—	246	—	246
Amortization of intangibles	265	—	—	—	265	—	265
Total operating costs	7,046	4	2,585	—	9,635	982	10,617
Operating profit (loss)	1,181	38	(2,585)	—	(1,366)	(971)	(2,337)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	800	—	800	—	800
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	1	—	28	—	29	1,563	1,592
Total other income (expense)	1	—	828	—	829	1,813	2,642
Earnings (loss) before income taxes	1,182	38	(1,757)	—	(537)	842	305
Income tax expense (benefit)	508	32	(349)	—	191	1	192
Net earnings (loss)	674	6	(1,408)	—	(728)	841	113
Earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$674	$6	$(1,408)	$—	$(728)	$841	$113

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended March 31, 2013
Operating revenues:
Net sales	$8,372	$—	$—	$—	$8,372	$18	$8,390
Interest	—	912	241	(341)	812	12	824
Gain on sale of investment securities, available for sale	—	312	—	—	312	—	312
Discount recognized on payoff of loans receivable, net	—	80	—	—	80	—	80
Loss on real estate owned	—	—	—	—	—	(284)	(284)
Total operating revenues	8,372	1,304	241	(341)	9,576	(254)	9,322
Operating costs:
Cost of goods sold	5,272	—	—	—	5,272	21	5,293
Selling, general and administrative	331	39	464	—	834	265	1,099
Compensation	689	—	1,451	—	2,140	74	2,214
Professional fees	148	—	442	—	590	290	880
Interest expense	253	241	838	(341)	991	—	991
Amortization of intangibles	397	—	—	—	397	16	413
Total operating costs	7,090	280	3,195	(341)	10,224	666	10,890
Operating profit (loss)	1,282	1,024	(2,954)	—	(648)	(920)	(1,568)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(1,450)	—	(1,450)	—	(1,450)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	—	—	13	—	13	64	77
Total other income (expense)	—	—	(1,437)	—	(1,437)	314	(1,123)
Earnings (loss) before income taxes	1,282	1,024	(4,391)	—	(2,085)	(606)	(2,691)
Income tax expense (benefit)	509	463	(894)	—	78	(1)	77
Net earnings (loss)	773	561	(3,497)	—	(2,163)	(605)	(2,768)
Earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$773	$561	$(3,497)	$—	$(2,163)	$(605)	$(2,768)

Segments’ Results of Operations

Industrial Supply

General

As discussed in more detail below, for the three months ended March 31, 2014, Industrial Supply generated net earnings of $0.7 million on $8.2 million in net sales and a profit margin of 8.2%, as compared to net earnings of $0.8 million on $8.4 million in net sales and a profit margin of 9.2% for the three months ended March 31, 2013. Adjusted EBITDA was $1.8 million for the three months ended March 31, 2014, as compared to $2.0 million for the three months ended March 31, 2013, due to lower sales a lower gross margin. (See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.)

Operating revenues

Operating revenues from Industrial Supply were $8.2 million for the three months ended March 31, 2014, as compared to $8.4 million for the three months ended March 31, 2013. The 1.7% decrease in net sales is attributable to severe weather in the United States and Canada in the first quarter, competitive pricing pressures and a slightly lower average order size.

Operating costs

Operating costs at Industrial Supply were $7.0 million for the three months ended March 31, 2014, as compared to $7.1 million for the three months ended March 31, 2013. The $0.1 million decrease in operating costs is primarily related to a $0.1 million decrease in professional fees and a $0.1 million decrease in amortization of intangibles, partially offset by a $0.1 million increase in compensation. The decrease in professional fees and increase in compensation are primarily related to reduced reliance on consultants through the addition of experienced staff.

Gross margin decreased to 35.8% for the three months ended March 31, 2014, as compared to 37.0% for the three months ended March 31, 2013. The decrease in gross margin is primarily attributable to higher product costs.

Special Situations

Net earnings from Special Situations was $6 thousand for the three months ended March 31, 2014, on $42 thousand of operating revenues, as compared to $0.6 million of net earnings for the three months ended March 31, 2013, on $1.3 million of operating revenues. As a result the sale of its residential real estate loan portfolio in the second quarter of 2013 and payoff of its commercial loans in the fourth quarter of 2013, the 2014 and 2013 results of operations are not comparable.

Management does not expect the ongoing operations of Special Situations to be material for the foreseeable future.

Corporate and Other

General

Amounts reflected in Corporate and Other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments.

The net loss reported in Corporate and Other decreased by $2.1 million to $1.4 million for the three months ended March 31, 2014, as compared to $3.5 million for the three months ended March 31, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other increased $2.0 million to net revenue of $0.8 million for the three months ended March 31, 2014, as compared to net expense of $1.2 million for the three months ended March 31, 2013. The increase is primarily related to the change in fair value of common stock warrant liability, which for the three months ended March 31, 2014, represented other income of $0.8 million, based largely upon the decrease in our stock price from December 31, 2013. The $1.5 million change in fair value of common stock warrant liability in the three months ended March 31, 2013 represented other expense.

Operating costs

Total operating costs from Corporate and Other decreased $0.6 million to $2.6 million for the three months ended March 31, 2014, as compared to $3.2 million for the three months ended March 31, 2013. The decrease is primarily the result of a $0.8 million decrease in interest expense, partially offset by a $0.3 million increase in professional fees. Interest expense was reduced as a result of lower average outstanding debt balances. Professional fees increased as a result of work associated with increased Sarbanes-Oxley compliance.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the assets, liabilities, businesses and operations of the former businesses of the Company, including certain of Fremont’s former operations and Cosmed. Earnings from discontinued operations, net of income taxes increased $1.4 million to $0.8 million for the three months ended March 31, 2014, as compared to a $0.6 million loss for the three months ended March 31, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations increased $1.7 million to $1.8 million of net revenue in the three months ended March 31, 2014, as compared to net revenue of $0.1 million for the three months ended March 31, 2013. The increase is primarily related to the $1.5 million settlement in our plaintiff recovery action against Mr. Faigin. For more information on the Faigin Settlement Agreement, see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Report.

Operating costs

Operating costs from discontinued operations increased $0.3 million to $1.0 million for the three months ended March 31, 2014, as compared to $0.7 million for the three months ended March 31, 2013. The $0.3 million increase in operating costs is primarily related to a $0.4 million increase in cost of goods sold and a $0.1 million increase in professional fees, partially offset by a $0.2 million decrease in selling, general and administrative expenses. The increase in cost of goods sold relates to the impairment and disposal of Cosmed’s remaining inventory, consisting of expired raw materials and finished goods, and packaging and shipping materials. The inventory was sold or destroyed in January 2014. The increase in professional fees relates to increased activity in the Colburn and Walker claims, and in the Faigin matter, which we settled in April 2014. See Note 15—Subsequent Events in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item I of this Report for additional information about the Colburn and Walker matters and the Faigin matter. The $0.2 million decrease in selling, general and administrative expense is primarily related to decreases in all areas of administration, as the administration of the discontinued assets continues to wind down.

FINANCIAL CONDITION

The following table presents selected components of the Company’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$44,628	$47,880
Restricted cash	2,805	2,805
Trade accounts receivable, net	3,753	3,736
Inventory	11,856	10,345
Other current assets	875	899
Current assets of discontinued operations	1,763	691
Total current assets	65,680	66,356
Intangible assets, net	2,435	2,708
Goodwill	17,780	17,780
Other noncurrent assets	2,677	2,683
Noncurrent assets of discontinued operations	596	596
TOTAL ASSETS	$89,168	$90,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,285	$3,205
Line of credit	2,000	500
Long-term debt due within one year	3,700	3,600
Other current liabilities	1,045	1,096
Current liabilities of discontinued operations	2,285	2,285
Total current liabilities	11,315	10,686
Long-term debt	12,625	13,600
Common stock warrant liability	8,500	9,300
Other noncurrent liabilities	29	119
Noncurrent liabilities of discontinued operations	6,250	6,500
TOTAL LIABILITIES	38,719	40,205
TOTAL STOCKHOLDERS' EQUITY	50,449	49,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,168	$90,123

General

As discussed further below, total assets decreased by $0.9 million, or 1.0%, to $89.2 million as of March 31, 2014, from $90.1 million as of December 31, 2013, and total liabilities decreased by $1.5 million, or 3.7%, to $38.7 million.

Total stockholders’ equity increased to $50.4 million as of March 31, 2014, from $49.9 million as of December 31, 2013. The $0.5 million increase in stockholders’ equity is primarily related to the $0.1 million of net earnings for the three months ended March 31, 2014, which is discussed in more detail above under “Results of Operations,” and $0.5 million of amortization of share-based compensation, partially offset by the repurchase of $0.1 million of our common stock from employees with payroll tax withholding obligations related to vesting restricted common stock.

The following tables present the assets and liabilities of our operating segments as of March 31, 2014 and December 31, 2013. Assets and liabilities not allocated to operating segments are included in Corporate and Other:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$128	$354	$44,146	$—	$44,628	$121
Restricted cash	—	—	2,805	—	2,805	—
Trade accounts receivable, net	3,720	—	33	—	3,753	—
Inventory	11,856	—	—	—	11,856	—
Settlement receivable	—	—	—	—	—	1,500
Other current assets	474	85	316	—	875	142
Total current assets	16,178	439	47,300	—	63,917	1,763
Intangible assets, net	2,435	—	—	—	2,435	196
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	47	—	4,510	(4,557)	—	—
Other noncurrent assets	464	2,088	125	—	2,677	—
TOTAL ASSETS	$36,904	$2,527	$51,935	$(4,557)	$86,809	$2,359
LIABILITIES
Current liabilities:
Trade payables	$1,702	$—	$583	$—	$2,285	$230
Line of credit	2,000	—	—	—	2,000	—
Long-term debt due within one year	3,700	—	—	—	3,700	—
Judgment and accrued interest	—	—	—	—	—	1,877
Other current liabilities	222	8	815	—	1,045	178
Total current liabilities	7,624	8	1,398	—	9,030	2,285
Long-term debt	12,625	—	—	—	12,625	—
Common stock warrant liability	—	—	8,500	—	8,500	—
Repurchase reserve	—	—	—	—	—	6,250
Intercompany payable	577	3,933	47	(4,557)	—	—
Other noncurrent liabilities	9	—	20	—	29	—
TOTAL LIABILITIES	$20,835	$3,941	$9,965	$(4,557)	$30,184	$8,535

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$66	$1,807	$46,007	$—	$47,880	$139
Restricted cash	—	—	2,805	—	2,805	—
Trade accounts receivable, net	3,736	—	—	—	3,736	—
Inventory	10,345	—	—	—	10,345	432
Real estate owned, net	—	—	—	—	—	75
Other current assets	383	97	419	—	899	45
Total current assets	14,530	1,904	49,231	—	65,665	691
Intangible assets, net	2,708	—	—	—	2,708	196
Goodwill	17,780	—	—	—	17,780	400
Intercompany receivable	—	—	4,000	(4,000)	—	—
Other noncurrent assets	490	2,125	68	—	2,683	—
TOTAL ASSETS	$35,508	$4,029	$53,299	$(4,000)	$88,836	$1,287
LIABILITIES
Current liabilities:
Trade payables	$2,160	$—	$1,045	$—	$3,205	$254
Line of credit	500	—	—	—	500	—
Long-term debt due within one year	3,600	—	—	—	3,600	—
Judgment and accrued interest	—	—	—	—	—	1,877
Other current liabilities	124	60	912	—	1,096	154
Total current liabilities	6,384	60	1,957	—	8,401	2,285
Long-term debt	13,600	—	—	—	13,600	—
Common stock warrant liability	—	—	9,300	—	9,300	—
Repurchase reserve	—	—	—	—	—	6,500
Intercompany payable	105	3,895	—	(4,000)	—	—
Other noncurrent liabilities	24	—	95	—	119	—
TOTAL LIABILITIES	$20,113	$3,955	$11,352	$(4,000)	$31,420	$8,785

Continuing Operations

Cash and cash equivalents

Cash and cash equivalents within continuing operations decreased $3.3 million to $44.6 million as of March 31, 2014, from $47.9 million as of December 31, 2013. Cash and cash equivalents at Industrial Supply, Special Situations and Corporate and Other totaled $0.1 million, $0.4 million and $44.1 million, respectively, as of March 31, 2014.

In the three months ended March 31, 2014, cash and cash equivalents:

—	were unchanged at Industrial Supply.
—	decreased $1.4 million at Special Situations, primarily as a result of the settlement of intercompany tax allocations, with cash moving to the holding company.
—	decreased $1.9 million at Corporate and Other, primarily as a result of the payment of operating costs, which are discussed in more detail above under “Results of Operations.”

Trade accounts receivable, net

Trade accounts receivable, net increased $0.1 million to $3.8 million as of March 31, 2014, from $3.7 million as of December 31, 2013.

 Inventory

Inventory increased $1.6 million to $11.9 million as of March 31, 2014, from $10.3 million as of December 31, 2013, primarily from the expansion of Industrial Supply’s product line into motor controls, and the seasonal increase in anticipation of higher sales in the more active second quarter, as we move into summer.

Goodwill and intangible assets

Intangible assets, comprised of customer relationships and trade names, decreased $0.3 million to $2.4 million as of March 31, 2014, from $2.7 million as of December 31, 2013, as a result of scheduled amortization. There has been no impairment of goodwill or intangible assets as of March 31, 2014 or December 31, 2013.

Trade payables

Trade payables decreased $0.9 million to $ 2.3 million as of March 31, 2014, from $3.2 million as of December 31, 2013, primarily from a $0.6 million decrease in accrued rebates at Industrial Supply and a $0.4 million decrease in accounts payable at Corporate and Other. The reduction in accrued rebates reflects the payment of rebates earned in 2013. The reduction in accounts payable reflects the elimination of accrued professional fees related to the Reincorporation, which were accrued as of December 31, 2013 and paid in the first quarter of 2014.

Line of credit

Line of credit increased $1.5 million to $2.0 million as of March 31, 2014, from $0.5 million as of December 31, 2013, primarily to fund the payment of accrued rebates and the acquisition of inventory at Industrial Supply.

Long-term debt

Long-term debt decreased $0.9 million to $16.3 million as of March 31, 2014, from $17.2 million as of December 31, 2013, as a result of scheduled principal amortization payments on the term loans.

Common stock warrant liability

Common stock warrant liability decreased $0.8 million to $8.5 million as of March 31, 2014, from $9.3 million as of December 31, 2013. The $0.8 million change in fair value of common stock warrant liability during the three months ended March 31, 2014 is primarily attributable to a decrease in the underlying market price of the our common stock. See Note 9 — Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations increased to $2.4 million as of March 31, 2014, from $1.3 million as of December 31, 2013. Liabilities of discontinued operations decreased to $8.5 million as of March 31, 2014, from $8.8 million as of December 31, 2013.

Real estate owned, net

REO, net represented one residential property acquired through foreclosure as of December 31, 2013, that was carried at $0.1 million, net of a $0.2 million valuation allowance.  The property was liquidated in the first quarter of 2014 at a small gain.

Inventory

Inventory consisted of a line of skin care products from our discontinued Cosmed operation. In the first quarter of 2014, we recognized $0.4 million of impairment and sold or destroyed all inventory, including expired product, packaging and other raw materials. Inventory was carried at $0.4 million as of December 31, 2013.

Settlement receivable

Settlement receivable represents proceeds due from a former executive of Fremont. Under the terms of the Faigin Settlement Agreement, Mr. Faigin will pay us $1.5 million, which has been recorded as of March 31, 2014. See the “Faigin Matter” in Note 15 — Subsequent Events in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the settlement.

Judgment and accrued interest

Judgment and accrued interest relates to litigation brought and won by Mr. Faigin, cash for which has been deposited with the California Superior Court and is classified as restricted cash in the unaudited condensed consolidated balance sheets. The judgment will be satisfied in conjunction with the settlement of our suit against the same former employee, which was finalized in April 2014.  For additional information about the judgment, see the “Faigin Matter” in Note 14 — Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Repurchase reserve

The repurchase reserve decreased $0.2 million to $6.3 million as of March 31, 2014, from $6.5 million as of December 31, 2013. There were no settlements or new claims received during the three months ended March 31, 2014, and we received no communication on our existing claims, which continued to age as described below. Accordingly, our estimated exposure dropped during the quarter and our reserve was likewise reduced. While management believes the $6.3 million repurchase reserve is sufficient as of March 31, 2014, the reserve is subjective and is based on management’s current expectations utilizing facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of the recorded repurchase reserve. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on claims of breaches of certain representations and warranties Fremont provided to counterparties that purchased residential real estate loans Fremont originated, predominantly from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

There were no settlements or new repurchase claims received during the three months ended March 31, 2014. Total outstanding repurchase claims as of March 31, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $59.2 million in claims, or 58.2% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $12.6 million in claims, or 12.4% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $29.9 million in claims, or 29.4% of total claims outstanding.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. EBITDA and Adjusted EBITDA from continuing operations are not financial measures recognized under GAAP. EBITDA and Adjusted EBITDA from continuing operations are presented and discussed because management believes they enhance the understanding of the financial performance of the Company’s operations by investors and lenders. As a complement to financial measures recognized under GAAP, management believes that EBITDA and Adjusted EBITDA assist investors who follow the practice of some investment analysts who adjust GAAP financial measures to exclude items that may obscure underlying performance and distort comparability. Because EBITDA and Adjusted EBITDA from continuing operations are not measures recognized under GAAP, they are not intended to be presented herein as a substitute for net earnings (loss) from continuing operations as an indicator of operating performance. EBITDA and Adjusted EBITDA from continuing operations are primarily performance measurements used by our senior management and Board to evaluate certain operating results.

We calculate EBITDA and Adjusted EBITDA as earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA. Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following table presents our reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Loss from continuing operations	$(728)	$(2,163)
Plus:
Interest	246	991
Taxes	191	78
Depreciation	32	19
Amortization of intangibles	265	397
EBITDA	6	(678)
Adjustments:
Change in fair value of common stock warrant liability	(800)	1,450
Amortization of share-based compensation	517	372
Amortization of other capitalized costs	17	18
Accretion of discounts	—	(112)
Incremental professional fees related to the Reincorporation and proxy contest	67	—
Total adjustments	(199)	1,728
Adjusted EBITDA	$(193)	$1,050

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Liquidity

For the three months ended March 31, 2014, consolidated cash flows used in operating activities totaled $3.7 million, which reflects the results of operations of our wholly owned and majority owned businesses. We reported $0.1 million of consolidated net earnings in the three months ended March 31, 2014, which included the following significant noncash charges and credits: (i) $0.3 million of depreciation and amortization, (ii) $0.5 million of share-based compensation, (iii) $0.8 million of other income from change in fair value of common stock warrant liability, (iv) $0.4 million of inventory impairment in discontinued operations, and (v) $0.2 million recovery of allowance for repurchase reserve in discontinued operations. Cash used in the operating activities of continuing operations totaled $3.2 million in the three months ended March 31, 2014, while cash used in operating activities of discontinued operations totaled $0.5 million. Cash used in continuing operations reflects a $1.6 million increase in inventory, from the expansion of Industrial Supply’s product line into motor controls and the accumulation of additional inventory in anticipation of the more-active second quarter, as we move into summer. Additionally, trade payables decreased $0.9 million as accrued rebates from Industrial Supply, professional expenses associated with the Reincorporation, and income tax payments of $0.2 million were all paid in the first quarter of 2014. For the three months ended March 31, 2013, cash flows used in operating activities totaled $2.6 million, including $1.9 million used in continuing operations and $0.7 million used in discontinued operations.

Cash flows used in investing activities totaled $0.1 million for the three months ended March 31, 2014, including $79 thousand used in continuing operations and $10 thousand provided by discontinued operations. Cash flows used in investing activities primarily reflect the purchase of property and equipment. Cash flows provided by investing activities in the three months ended March 31, 2013 totaled $1.8 million, including $1.7 million provided by continuing operations, primarily from $3.2 million in proceeds from the sale of investment securities and $0.6 million of principal collections on loans receivable, partially offset by $2.0 million of advances under a revolving credit facility provided by Special Situations, and $0.1 million provided by discontinued operations.

Cash flows provided by financing activities totaled $0.5 million for the three months ended March 31, 2014, principally reflecting a net $1.5 million draw on our line of credit, partially offset by $0.9 million of principal payments on long-term debt and $0.1 million to acquire our common stock from employees with payroll tax withholding liabilities related to the vesting of restricted common stock awards. Cash flows used in financing activities in the three months ended March 31, 2013 totaled $1.4 million, primarily from the $4.0 million contingent consideration payment and $0.9 million of principal payments on long-term debt, partially offset by a $3.5 million draw on our line of credit.

As of March 31, 2014, we had $44.6 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months. Additionally, we filed a registration statement on Form S-3 that the SEC declared effective on September 26, 2013, which, as a result of the Reincorporation, was amended on January 13, 2014 (the “Shelf Registration”). The Shelf Registration gives us the flexibility to issue and publicly distribute various types of securities, including common stock, preferred stock, debt securities, warrants, subscription rights and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $300 million. The Shelf Registration enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. As of March 31, 2014, no securities had been issued under the Shelf Registration.

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

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH, LLC holds these residual interests, which are carried at zero in the unaudited condensed consolidated balance sheets and management does not anticipate receiving any distributions from these residual interests in the foreseeable future.

In connection with RMBS Offerings involving loans originated by FIL, either or both of FIL and its subsidiary entered into mortgage loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of RMBS Actions, where neither FIL, nor its subsidiary, are a named defendant. FIL and its subsidiary have received demands for defense, indemnity and contribution from defendants in various RMBS Actions. Each of these demands has been rejected as we believe the demanding parties are being sued for conduct not chargeable to FIL or its subsidiary. There is no assurance that FIL or its subsidiary will not be named as a defendant in additional RMBS Actions or receive additional demands for defense, indemnity and contribution. The Company intends to vigorously defend any claims seeking defense, indemnity or contribution, but we cannot presently predict whether such claims will be pursued or what the outcome would be. However, if the investment banks suffer losses in connection with RMBS Actions and successfully pursue claims against FIL, its subsidiary or the Company, this could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 13 — Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

CONTRACTUAL OBLIGATIONS

The Industrial Supply’s variable interest rate term loan has a $5.4 million balance as of March 31, 2014 and bears interest at the lender’s base rate plus 1.00% per annum, or 5.00%, payable monthly, and matures in September 2016. During the three months ended March 31, 2014, $0.3 million of scheduled principal repayments were made.

The Industrial Supply’s fixed interest rate term loan has a $10.9 million balance as of March 31, 2014 and bears interest at 5.00% per annum, payable monthly, and matures in December 2018. During the three months ended March 31, 2014, $0.6 million of scheduled principal repayments were made.

See Note 6 — Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information related to the term loans, including Signature’s guarantee of up to $5.0 million of Industrial Supply’s long-term debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide an update on our Quantitative and Qualitative Disclosures About Market Risk until after we have filed our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. During the quarter, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior business and operations of Fremont and its subsidiaries and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company that are pending or were resolved or concluded during the period covered by this Report, see Note 14 — Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference.

Item 1A.	Risk Factors

The Annual Report includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management has not identified any additional risks from those included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s equity securities made during the three months ended March 31, 2014 to satisfy payroll tax withholding obligations of employees upon the vesting of their restricted common stock awards, in accordance with the terms of their awards and the Incentive Plan:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	9,229	$10.75	-	-
February 1 - February 28	-	-	-	-
March 1 - March 31	-	-	-	-
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: May 8, 2014	/s/ Craig T. Bouchard
Craig T. Bouchard
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2014	/s/ Kyle Ross
Kyle Ross
Executive Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Accounting and Financial Officer)