Form 10-Q
period 2014-06-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2014-08-07
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of August 1, 2014, there were 12,254,649 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Signature Group Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$44,844	$47,913
Restricted cash	784	2,805
Trade accounts receivable, net	4,869	3,737
Inventory	11,614	10,777
Other current assets	716	902
Current assets of discontinued operations	144	223
Total current assets	62,971	66,357
Intangible assets, net	2,282	2,904
Goodwill	17,780	18,180
Other noncurrent assets	2,712	2,682
TOTAL ASSETS	$85,745	$90,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,622	$3,228
Line of credit	750	500
Long-term debt due within one year	3,800	3,600
Other current liabilities	1,070	1,094
Current liabilities of discontinued operations	230	2,264
Total current liabilities	9,472	10,686
Long-term debt	11,650	13,600
Common stock warrant liability	8,300	9,300
Other noncurrent liabilities	96	119
Noncurrent liabilities of discontinued operations	6,000	6,500
TOTAL LIABILITIES	35,518	40,205
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 66,500,000 shares authorized; 12,254,649 issued and outstanding as of June 30, 2014; and 12,213,219 issued and 12,201,102 outstanding as of December 31, 2013	12	12
Treasury stock, at cost; zero and 12,117 shares, respectively, as of June 30, 2014 and December 31, 2013	—	(130)
Additional paid-in capital	452,421	451,853
Accumulated deficit	(402,206)	(401,817)
Total stockholders' equity — Signature Group Holdings, Inc.	50,227	49,918
Noncontrolling interest	—	—
TOTAL STOCKHOLDERS' EQUITY	50,227	49,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,745	$90,123

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues:
Industrial Supply	$10,152	$9,452	$18,378	$17,823
Special Situations	42	5,414	84	6,617
Corporate and Other	—	14	—	32
Total operating revenues	10,194	14,880	18,462	24,472
Operating costs:
Cost of goods sold	6,560	6,005	12,295	11,297
Selling, general and administrative	3,513	5,856	7,401	9,499
Interest expense	241	1,016	487	2,007
Amortization of intangibles	341	413	606	825
Total operating costs	10,655	13,290	20,789	23,628
Operating profit (loss)	(461)	1,590	(2,327)	844
Other income (expense):
Change in fair value of common stock warrant liability	200	(3,700)	1,000	(5,150)
Goodwill impairment	(400)	—	(400)	—
Other, net	14	86	44	101
Total other income (expense)	(186)	(3,614)	644	(5,049)
Loss from continuing operations before income taxes	(647)	(2,024)	(1,683)	(4,205)
Income tax expense	18	15	209	92
Loss from continuing operations	(665)	(2,039)	(1,892)	(4,297)
Earnings (loss) from discontinued operations, net of income taxes	163	115	1,503	(393)
Net loss	(502)	(1,924)	(389)	(4,690)
Loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Signature Group Holdings, Inc.	$(502)	$(1,924)	$(389)	$(4,690)
LOSS PER SHARE
Basic and diluted:
Continuing operations	$(0.05)	$(0.17)	$(0.15)	$(0.37)
Discontinued operations	0.01	0.01	0.12	(0.03)
Basic and diluted loss per share	$(0.04)	$(0.16)	$(0.03)	$(0.40)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net loss attributable to Signature Group Holdings, Inc.	$(502)	$(1,924)	$(389)	$(4,690)
Other comprehensive loss:
Net change in unrealized gains during period:
Investment securities, available for sale	—	—	—	156
Reclassification of realized amounts included in net loss	—	—	—	(380)
Total other comprehensive loss	—	—	—	(224)
Total comprehensive loss	$(502)	$(1,924)	$(389)	$(4,914)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2013	—	$—	12,201,102	$12	12,117	$(130)	$451,853	$(401,817)	$—	$49,918
Net loss	—	—	—	—	—	—	—	(389)	—	(389)
Common stock acquired	—	—	(9,229)	—	9,229	(99)	—	—	—	(99)
Issuance of restricted common stock, net of forfeitures	—	—	62,776	—	(21,346)	229	(229)	—	—	—
Common stock warrant consideration	—	—	—	—	—	—	48	—	—	48
Amortization of share-based compensation	—	—	—	—	—	—	749	—	—	749
Balance, June 30, 2014	—	$—	12,254,649	$12	—	$—	$452,421	$(402,206)	$—	$50,227

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(389)	$(4,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of income taxes	(1,503)	393
Depreciation and amortization	675	870
Change in fair value of common stock warrant liability	(1,000)	5,150
Gain on sale of investment securities, available for sale	—	(380)
Amortization of share-based compensation	749	946
Inventory impairment	432	—
Goodwill impairment	400	—
Proceeds from sale of loans held for sale, net	—	27,073
Gain on loans held for sale, net	—	(5,026)
Other	15	(188)
Changes in assets and liabilities:
Restricted cash	2,021	—
Trade accounts receivable, net	(1,147)	(1,304)
Inventory	(1,269)	(871)
Other current assets	186	(2,854)
Other noncurrent assets	128	1,687
Trade payables	394	205
Other current liabilities	(24)	206
Other noncurrent liabilities	(7)	256
Net cash used in operating activities of discontinued operations	(1,072)	(944)
Net cash provided by (used in) operating activities	(1,411)	20,529
Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	—	3,228
Advances, net under revolving credit facilities in loans receivable, net	—	(1,643)
Principal collections on loans receivable, net	—	2,433
Purchases of property and equipment	(227)	(218)
Net cash provided by investing activities of discontinued operations	114	582
Net cash provided by (used in) investing activities	(113)	4,382
Cash flows from financing activities:
Advances, net on line of credit	250	3,250
Principal payments on long-term debt	(1,750)	(1,756)
Common stock acquired	(99)	(41)
Payment of contingent consideration	—	(4,000)
Proceeds from exercise of common stock options	—	21
Common stock warrant consideration	48	60
Net cash used in financing activities	(1,551)	(2,466)
Increase (decrease) in cash and cash equivalents	(3,075)	22,445
Cash and cash equivalents, beginning of period	48,018	51,056
Cash and cash equivalents, end of period	$44,943	$73,501
Cash and cash equivalents, end of period - continuing operations	$44,844	$73,397
Cash and cash equivalents, end of period - discontinued operations	99	104
Cash and cash equivalents, end of period	$44,943	$73,501

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$265	$551
Cash paid for interest	454	1,971
Supplemental disclosure of noncash information:
Transfer of loans receivable, net to loans held for sale, net	—	(21,846)
Transfers of loans held for sale, net to other noncurrent assets	—	(1,723)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a holding company that owns all of the outstanding interests of its operating company, SGGH, LLC. The Company’s operations are largely concentrated in one operating segment, Industrial Supply. Signature’s board of directors (the “Board”) and management expect to grow the business through acquisitions as well as through organic efforts within existing operations. Signature’s current business strategy seeks to leverage its public company status, considerable federal and California net operating loss tax carryforwards (“NOLs”), and the experience of the Board and management to acquire operating businesses at prices and on terms that are aligned with current growth plans.

Signature’s ‘continuing operations’ includes one primary operating segment, Industrial Supply, and a second segment, Special Situations, which no longer meets the criteria of a reportable segment but is presented for comparative purposes to prior periods when it met the criteria of a reportable segment:

Industrial Supply. The Industrial Supply segment, which includes one of the largest circuit breaker suppliers in the United States, North American Breaker Co., LLC (“NABCO”), is headquartered in Burbank, California, and focuses on the replacement market, particularly for commercial and industrial circuit breakers where replacement time is extremely important, but also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply sells from nine warehouse locations across North America to facilitate next day ground shipping service to a broad section of its customer base.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance, and also took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. Special Situations opportunistically exited the majority of its investment positions and sold the majority of its assets in 2013. As of June 30, 2014, Special Situations maintains a small portfolio of commercial real estate loans and a nonmarketable preferred equity investment in a private company, each of which is classified in other noncurrent assets.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to its former businesses, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). As of June 30, 2014, there are assets with nominal carrying values in discontinued operations and the remaining liabilities are being managed to limit costs and exposures. See Note 12—Operations by Reportable Segments for additional information about Signature’s operating segments.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2014 (the “Annual Report”).

Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation, including the reclassification of Cosmed, Inc. (“Cosmed”), into continuing operations, following suspension of the Company’s efforts to sell Cosmed in April 2014. Cosmed owns product formulations for a line of skin care products.

The Company’s significant accounting policies are disclosed in the consolidated financial statements included in Part IV, Item 15 of the Annual Report, and there have been no material changes to those accounting policies during the six months ended June 30, 2014.

Recent accounting standards updates

In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (Topic 250, Presentation of Financial Statements and Topic 360, Property, Plant and Equipment) that changes the criteria for reporting discontinued operations and enhances related disclosures. Under the new guidance, only disposals representing a strategic shift in operations are presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance is effective for annual reporting periods beginning after December 15, 2014, including interim reporting periods within that reporting period. Early adoption is permitted, but only for certain disposals. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued accounting guidance (Topic 606, Revenue from Contracts with Customers) that supersedes existing revenue recognition guidance and most industry-specific revenue recognition guidance.  The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued accounting guidance (Topic 718, Stock Compensation) on share-based compensation with performance targets. The new guidance provides that an equity grant performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period.  Early adoption is permitted and entities may apply the new guidance either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table presents cash and cash equivalents, within continuing operations, as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits	$2,925	$3,020
Short-term money market funds	41,919	44,893
Total cash and cash equivalents	$44,844	$47,913

The following table presents restricted cash as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits — securing a letter of credit	$784	$784
Noninterest-bearing deposits — legal settlement reserve funds	—	2,021
Total restricted cash	$784	$2,805

NOTE 4 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Trade accounts receivable	$5,144	$3,953
Estimated sales returns and allowances	(240)	(169)
	4,904	3,784
Allowance for doubtful accounts	(35)	(47)
Trade accounts receivable, net	$4,869	$3,737

NOTE 5 — INVENTORY

Finished goods inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Raw materials consisted of packaging and shipping materials related to Cosmed and were destroyed, at management’s direction, in the first quarter of 2014. The following table presents the composition of the Company’s inventory as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Finished goods	$11,639	$10,370
Raw materials	—	432
	11,639	10,802
Valuation adjustment for damaged inventory	(25)	(25)
	$11,614	$10,777

NOTE 6 — DEBT

The following table presents the Company’s debt as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Line of credit	$750	$500

Long-term debt:
$8,000 term loan issued at par in September 2011 at a base rate plus 1.00%,
due September 29, 2016	$5,100	$5,700
$11,500 term loan issued at par in December 2013 at 5.0%, due December 31, 2018	10,350	11,500
	15,450	17,200
Less: Principal due within one year	(3,800)	(3,600)
Long-term debt	$11,650	$13,600

Line of credit

Line of credit consists of NABCO’s $4.0 million asset-based revolving loan maturing September 29, 2014, which is subject to a borrowing base. As of June 30, 2014 and December 31, 2013, outstanding borrowings on the revolving line of credit were $0.8 million and $0.5 million, respectively. As of June 30, 2014, available borrowing capacity under the revolving line of credit was $3.2 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on June 30, 2014, and is secured by all of NABCO’s assets. Interest expense on the line of credit was $16 thousand and $40 thousand for the three months ended June 30, 2014 and 2013, respectively, and $29 thousand and $49 thousand for the six months ended June 30, 2014 and 2013, respectively.

Term loans

Term loans include NABCO’s term loans that are subject to annual principal payments with balloon payments of any remaining principal balance due at maturity.  As of June 30, 2014, the interest rate on the variable rate term loan was 5.00%. In the event of default, the interest rates on both term loans increase by 5.00% per annum.  Interest expense on the term loans was $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Under the terms of the $11.5 million term loan, Signature has guaranteed $5.0 million of the loan should NABCO not meet its obligations under the loan agreement. The guarantee is effective until such time as NABCO’s senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio is reduced to 1.5:1.0 (as long as no event of default has occurred and is continuing).

As of June 30, 2014, all of NABCO’s trade accounts receivable and inventory, totaling $5.1 million and $11.6 million, respectively, were pledged under NABCO’s line of credit and term loans. The Company was in compliance with all of the covenants under its debt agreements as of June 30, 2014 and December 31, 2013.

NOTE 7 — COMMON STOCK WARRANT LIABILITY

In June 2010, Signature issued warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vested. The Warrants vested 20% upon issuance and, thereafter, vested 20% annually on the anniversary of the issuance date. Pursuant to the Warrant vesting schedule, as of June 30, 2014, the Warrants are 100% vested, however the Company has not received $12 thousand of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. As of June 30, 2014, the common stock warrant liability has not been adjusted for the Warrants for which the purchase price has not been received. The following table presents changes in fair value of common stock warrant liability during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$8,500	$3,800	$9,300	$2,350
Change in fair value of common stock warrant liability	(200)	3,700	(1,000)	5,150
Ending balance	$8,300	$7,500	$8,300	$7,500

See Note 11—Fair Value Measurements for additional information on the assumptions used to estimate the fair value of common stock warrant liability.

NOTE 8 — INCOME TAXES

The following table summarizes income tax expense, within continuing operations, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Current income tax expense:
Federal	$—	$—	$160	$—
State	4	—	48	76
Total current income tax expense	4	—	208	76
Deferred income tax expense:
Federal	—	—	—	—
State	14	15	1	16
Total deferred income tax expense	14	15	1	16
Total income tax expense	$18	$15	$209	$92

Income tax expense is primarily comprised of estimated income tax in jurisdictions where the Company does not have or cannot utilize its NOLs. The federal income tax expense for the six months ended June 30, 2014 is an estimated income tax payment to the Internal Revenue Service (“IRS” or “Service”) for an adjustment proposed by the Service related to their examination of the Company’s 2003, 2004, 2005 and 2008 tax years, as discussed below.

As of December 31, 2013, the Company had estimated federal and California NOLs of approximately $890.5 million and $978.4 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax assets and, as such, has placed a full valuation allowance of $376.0 million and $375.0 million on its deferred tax assets as of June 30, 2014 and December 31, 2013, respectively.

 In March 2014, the IRS completed its examination of the Company’s tax years 2003, 2004, 2005 and 2008 and delivered a special report on their examination to the congressional Joint Committee on Taxation (the “Joint Committee”). As required by Internal Revenue Code (the “Code”) Section 6405(a), the Joint Committee reviews all income tax refund requests in excess of $2.0 million, including the Company’s $24.8 million refund request for the 2003, 2004, 2005 and 2008 tax years, which was received in October 2010. The special report, which the Joint Committee accepted without exception, indicated that net adjustments to the tax returns under examination resulted in a $0.5 million refund overpayment. The Company made estimated payments related to the refund overpayment in January 2013 and March 2014 aggregating $0.6 million, including interest. The IRS has indicated a final accounting of the examination adjustments and additional tax payments should be expected in the third quarter of 2014. As of June 30, 2014, the Company has no tax years under examination and tax years 2003 through 2008 are closed.

NOTE 9 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Incentive Plan

The Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”) provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 2.5 million shares of common stock, or its equivalent. As of June 30, 2014 and December 31, 2013, there were no stock appreciation rights or restricted stock units outstanding and 0.5 million shares and 0.6 million shares, respectively, were available for grant under the Incentive Plan.

Director Compensation Program

The Director Compensation Program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member. These grants have a grant date fair value of $75 thousand per nonexecutive director, and vest on January 1 of the following year, with certain acceleration provisions. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year, with certain acceleration provisions. Beginning in January 2012, the director compensation awards have been granted under the Incentive Plan.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	139,641	$4.94	357,522	$4.32
Restricted shares vested	(93,098)	5.46	(356,886)	4.61
Restricted shares granted	62,776	10.35	139,005	5.70
Ending nonvested restricted shares	109,319	$7.61	139,641	$4.94

Share-based compensation related to restricted common stock awards was $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the aggregate unamortized value of share-based restricted common stock awards was $0.6 million and $0.3 million, respectively. The aggregate unamortized value of share-based restricted common stock will be recognized over a weighted average period of 1.8 years from June 30, 2014.

In January 2014, the Company repurchased 9,229 shares of its common stock from employees for $0.1 million to satisfy statutory payroll tax withholding requirements on vesting restricted common stock awards. The 2014 Director Compensation Program awards included the reissuance of 21,346 treasury shares. There were no grants to executive officers or employees in the three months ended June 30, 2014. Executive officers and employees were granted 34,868 shares of restricted common stock in the six months ended June 30, 2014.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Chapter 11 bankruptcy proceeding (the “Bankruptcy Proceedings”) on June 11, 2010, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date. No common stock options were issued in the six months ended June 30, 2014. The following table provides assumptions used in determining the fair value of common stock options granted for the year ended December 31, 2013:

Year Ended
December 31,
(Weighted averages)	2013
Expected volatility	55.00%
Risk-free interest rate	1.15%
Expected term (in years)	5.60
Dividend yield	—%
Grant date fair value per share	$2.75

The following table presents activity of nonvested common stock options during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	673,833	$6.59	872,373	$5.41
Common stock options granted	—	—	205,000	9.52
Common stock options vested	(542,433)	5.95	(383,208)	5.47
Common stock options forfeited	—	—	(20,332)	3.62
Ending nonvested common stock options	131,400	$8.53	673,833	$6.59

The following table presents activity of exercisable common stock options during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning vested common stock options	543,867	$5.76	181,327	$5.21
Common stock options exercised	—	—	(20,668)	3.00
Common stock options vested	542,433	5.95	383,208	5.47
Ending vested common stock options	1,086,300	$5.85	543,867	$5.76

The weighted average remaining contractual life for common stock options outstanding as of June 30, 2014 and December 31, 2013 was 6.9 years and 7.4 years, respectively, and the weighted average remaining contractual life for common stock options exercisable as of June 30, 2014 was 6.7 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options outstanding	$4,942	$5,520
Intrinsic value of common stock options exercisable	4,722	2,716

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months	Year Ended
	Ended June 30,	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options exercised (1)	$—	$137
Fair value of common stock options vested(2)	1,111	756
(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the aggregate unamortized value of share-based common stock option awards was $0.2 million and $0.7 million, respectively, and will be recognized over a weighted average period of 0.7 years from June 30, 2014.

401(k) saving plan

The Company maintains a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s total compensation, up to the maximum employer contribution allowed under the Code. Matching contributions under the Savings Plan during the three months ended June 30, 2014 and 2013 were $46 thousand and $47 thousand, respectively, and $0.1 million     during each of the six months ended June 30, 2014 and 2013.

NOTE 10 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of common stock options, unvested restricted common stock awards and the Warrants, determined using the treasury stock method.

Unvested restricted common stock, common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period, or when a loss from continuing operations has been reported. For the three and six months ended June 30, 2014 and 2013, the impact of dilutive unvested restricted common stock, common stock options and the Warrants were excluded from diluted loss per share as their impact would have been anti-dilutive as a result of the reported losses from continuing operations.

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Loss from continuing operations	$(665)	$(2,039)	$(1,892)	$(4,297)
Earnings (loss) from discontinued operations, net of income taxes	163	115	1,503	(393)
Net loss	(502)	(1,924)	(389)	(4,690)
Loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Signature Group Holdings, Inc.	$(502)	$(1,924)	$(389)	$(4,690)
Basic and diluted:
Weighted average basic and diluted shares outstanding	12,141,445	11,832,543	12,140,672	11,823,155
Loss per share:
Continuing operations	$(0.05)	$(0.17)	$(0.15)	$(0.37)
Discontinued operations	0.01	0.01	0.12	(0.03)
Basic and diluted loss per share	$(0.04)	$(0.16)	$(0.03)	$(0.40)

The following table provides details on the average market price of Signature common stock and the incremental shares that were potentially dilutive for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average market price of Signature common stock	$10.64	$6.48	$10.54	$5.62
Potentially dilutive common stock equivalents:
Unvested restricted common stock	48,772	219,040	41,372	183,864
Common stock options	501,007	75,502	484,855	32,253
Warrants	535,219	—	525,442	—
Total potentially dilutive common stock equivalents	1,084,998	294,542	1,051,669	216,117

NOTE 11 — FAIR VALUE MEASUREMENTS

Fair Value Estimates of Financial Instruments

The following tables present the carrying values and fair value estimates of financial instruments as of June 30, 2014 and December 31, 2013:

		June 30, 2014
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$44,844	$44,844
Restricted cash	Level 1	784	784
Loans receivable, net (other noncurrent assets)	Level 3	1,280	1,275
Preferred stock (other noncurrent assets)	Level 3	800	3,000
Discontinued operations:
Cash and cash equivalents	Level 1	99	99
LIABILITIES
Continuing operations:
Line of credit	Level 3	$750	$750
Long-term debt	Level 3	15,450	15,450
Common stock warrant liability	Level 3	8,300	8,300

		December 31, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$47,913	$47,913
Restricted cash	Level 1	2,805	2,805
Loans receivable, net (other noncurrent assets)	Level 3	1,407	1,400
Preferred stock (other noncurrent assets)	Level 3	800	4,000
Discontinued operations:
Cash and cash equivalents	Level 1	105	105
LIABILITIES
Continuing operations:
Line of credit	Level 3	$500	$500
Long-term debt	Level 3	17,200	17,200
Common stock warrant liability	Level 3	9,300	9,300

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument as of June 30, 2014 and December 31, 2013:

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Loans receivable, net

Loans receivable, net is classified as held for investment, carried at amortized cost in other noncurrent assets, and consists of commercial real estate loans. The estimated fair value of commercial real estate loans considers the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

Preferred stock

Preferred stock consists of 4.00% cumulative convertible preferred stock of a private company, with which the Company previously had a commercial lending relationship through Special Situations, and is classified in other noncurrent assets and carried at amortized cost. The preferred stock has a stated value of $2.0 million and is convertible to 45% of the common stock of the private company, on a fully diluted basis. The estimated fair value of the 45% convertible preferred equity interest is based on estimates of EBITDA, a sales multiple and a control discount.

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

Recurring and Nonrecurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be carried at estimated fair value and are referred to as recurring fair value measurements. From time to time, the Company is required to measure other assets and liabilities at estimated fair value, typically from the application of specific accounting guidance under GAAP. These adjustments to fair value generally result from the application of lower of cost or market accounting or impairment charges of individual assets.

The following table presents the estimated fair value of the Company’s assets and liabilities measured on a recurring and nonrecurring basis as of June 30, 2014 and December 31, 2013, based on the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
June 30, 2014
Common stock warrant liability	$—	$—	$8,300	$8,300
December 31, 2013
Common stock warrant liability	$—	$—	$9,300	$9,300
Nonrecurring fair value measurements:
December 31, 2013
Real estate owned, net	$—	$—	$75	$75

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended June 30, 2014
Common stock warrant liability	$8,500	$200	$—	$—	$—	$—	$8,300
Three Months Ended June 30, 2013
Common stock warrant liability	$3,800	$(3,700)	$—	$—	$—	$—	$7,500
Six Months Ended June 30, 2014
Common stock warrant liability	$9,300	$1,000	$—	$—	$—	$—	$8,300
Six Months Ended June 30, 2013
Common stock warrant liability	$2,350	$(5,150)	$—	$—	$—	$—	$7,500

The following table summarizes losses and impairments on assets and liabilities recorded on a nonrecurring basis for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Inventory	$—	$—	$432	$—
Goodwill	400	—	400	—
Real estate owned, net	—	—	—	283
	$400	$—	$832	$283

The estimated fair value of the Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs requiring significant judgment or estimation. The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 2 and Level 3 recurring and nonrecurring fair value measurements as of June 30, 2014 and December 31, 2013:

June 30, 2014
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Liabilities:
Common stock warrant liability	$8,300	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	52.0% (52.0%)
			Expected term	4.0 - 4.2 years (4.1 years)

	December 31, 2013
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net (discontinued operations)	$75	Market approach	Marketability discount	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
Liabilities:
Common stock warrant liability	$9,300	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	55.0% (55.0%)
			Expected term	4.1 - 4.2 years (4.2 years)

Significant unobservable inputs used in the fair value measurement of the common stock warrant liability include an exercise multiple, volatility and expected term. The Company uses these unobservable inputs in a trinomial lattice option pricing model. Significant increases in the exercise multiple or significant decreases in volatility or the expected term would result in a decrease in the estimated fair value of the common stock warrant liability, while significant decreases in the exercise multiple or significant increases in volatility or the expected term would result in an increase in the estimated fair value of the common stock warrant liability. The most important factor in estimating the fair value of the common stock warrant liability is the market value of Signature’s common stock as of the measurement date. The estimated fair value of the common stock warrant liability increases as the market value of the common stock increases and decreases as the market value of the common stock decreases.

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

NOTE 12 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two reportable segments: Industrial Supply and Special Situations. The Company’s third segment consists of discontinued operations, which includes assets and liabilities from Fremont’s former businesses. In April 2014, the sales effort to dispose of Cosmed was suspended and the assets, liabilities and results of operations have been reclassified to continuing operations for all periods presented. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other, including the results of Cosmed. The following tables present the operating results for each of the Company’s segments for the three and six months ended June 30, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2014
Operating revenues from external customers	$10,152	$42	$—	$—	$10,194	$29	$10,223
Intersegment operating revenues	—	85	27	(112)	—	—	—
Operating costs	8,347	4	2,416	(112)	10,655	270	10,925
Other income (expense)	(2)	—	(184)	—	(186)	404	218
Earnings (loss) before income taxes	1,803	123	(2,573)	—	(647)	163	(484)
Income tax expense (benefit)	900	15	(897)	—	18	—	18
Net earnings (loss)	903	108	(1,676)	—	(665)	163	(502)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$903	$108	$(1,676)	$—	$(665)	$163	$(502)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2013
Operating revenues from external customers	$9,452	$5,414	$14	$—	$14,880	$149	$15,029
Intersegment operating revenues	—	165	75	(240)	—	—	—
Operating costs	7,788	128	5,614	(240)	13,290	387	13,677
Other income (expense)	—	—	(3,614)	—	(3,614)	353	(3,261)
Earnings (loss) before income taxes	1,664	5,451	(9,139)	—	(2,024)	115	(1,909)
Income tax expense (benefit)	641	2,035	(2,661)	—	15	—	15
Net earnings (loss)	1,023	3,416	(6,478)	—	(2,039)	115	(1,924)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,023	$3,416	$(6,478)	$—	$(2,039)	$115	$(1,924)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2014
Operating revenues from external customers	$18,378	$84	$—	$—	$18,462	$39	$18,501
Intersegment operating revenues	—	166	49	(215)	—	—	—
Operating costs	15,393	7	5,604	(215)	20,789	753	21,542
Other income (expense)	(1)	—	645	—	644	2,217	2,861
Earnings (loss) before income taxes	2,984	243	(4,910)	—	(1,683)	1,503	(180)
Income tax expense (benefit)	1,408	48	(1,247)	—	209	—	209
Net earnings (loss)	1,576	195	(3,663)	—	(1,892)	1,503	(389)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,576	$195	$(3,663)	$—	$(1,892)	$1,503	$(389)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2013
Operating revenues from external customers	$17,823	$6,617	$32	$—	$24,472	$(123)	$24,349
Intersegment operating revenues	—	326	316	(642)	—	—	—
Operating costs	14,877	408	8,985	(642)	23,628	937	24,565
Other income (expense)	—	—	(5,049)	—	(5,049)	667	(4,382)
Earnings (loss) before income taxes	2,946	6,535	(13,686)	—	(4,205)	(393)	(4,598)
Income tax expense (benefit)	1,150	2,498	(3,556)	—	92	—	92
Net earnings (loss)	1,796	4,037	(10,130)	—	(4,297)	(393)	(4,690)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,796	$4,037	$(10,130)	$—	$(4,297)	$(393)	$(4,690)

The following table presents summarized balance sheet information for each of the Company’s segments as of June 30, 2014 and December 31, 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
June 30, 2014
Current assets	$17,223	$443	$45,161	$—	$62,827	$144	$62,971
Total assets	37,754	5,991	54,383	(12,527)	85,601	144	85,745
December 31, 2013
Current assets	$14,530	$1,904	$49,700	$—	$66,134	$223	$66,357
Total assets	35,507	7,200	54,365	(7,172)	89,900	223	90,123
Segment liabilities:
June 30, 2014
Current liabilities	$7,563	$—	$1,679	$—	$9,242	$230	$9,472
Total liabilities	20,781	3,998	17,036	(12,527)	29,288	6,230	35,518
December 31, 2013
Current liabilities	$6,381	$60	$1,981	$—	$8,422	$2,264	$10,686
Total liabilities	20,110	3,955	14,548	(7,172)	31,441	8,764	40,205

NOTE 13 — DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of June 30, 2014 and December 31, 2013, of the components of the Company designated as discontinued operations as of June 30, 2014:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Current assets:
Cash and cash equivalents	$99	$105
Real estate owned, net	—	75
Other current assets	45	43
Total current assets of discontinued operations	144	223
Other noncurrent assets	—	—
Assets of discontinued operations	$144	$223
Current liabilities:
Judgment and accrued interest	$—	$1,877
Litigation reserve	145	135
Trade payables	85	233
Unclaimed property	—	19
Total current liabilities of discontinued operations	230	2,264
Repurchase reserve	6,000	6,500
Liabilities of discontinued operations	$6,230	$8,764

Significant assets and liabilities of discontinued operations include:

Judgment and accrued interest

Judgment and accrued interest relates to litigation brought and won by a former executive of Fremont. The judgment was paid in conjunction with the settlement of our subsequent litigation against the former executive (the “Faigin Settlement Agreement,” as part of the “Faigin Settlement”), which was finalized on April 25, 2014. See the “Faigin Matter” in Note 14—Commitments and Contingencies for additional information about the judgment.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims as of June 30, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $61.6 million in claims, or 60.6% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $11.4 million in claims, or 11.2% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $28.7 million in claims, or 28.2% of total claims outstanding.

There were no repurchase claims received or settled during the six months ended June 30, 2014 or the year ended December 31, 2013. The repurchase reserve liability was $6.0 million and $6.5 million as of June 30, 2014 and December 31, 2013, respectively. Recoveries of allowance for repurchase reserves were $0.3 million for each of the three months ended June 30, 2014 and 2013, and $0.5 million for each of the six months ended June 30, 2014 and 2013.

The following table presents the operating results, for the three and six months ended June 30, 2014 and 2013, for the components of the Company designated as discontinued operations as of June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Operating revenues and other income (expense)	$433	$502	$2,256	$544
Operating costs	270	387	753	937
Earnings (loss) from discontinued operations,
before income taxes	163	115	1,503	(393)
Income tax expense	—	—	—	—
Earnings (loss) from discontinued operations,
net of income taxes	$163	$115	$1,503	$(393)

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the Superior court of the State of California, County of Los Angeles (the “California Superior Court”). On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and then to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the Court of Appeal decision and judgment. On April 4, 2013, Mr. Faigin filed a motion for an order releasing funds deposited with the California Superior Court to enforce the judgment. In response, the Company filed a Motion to Stay Execution of Judgment while the Company’s claims against Mr. Faigin, discussed below, are litigated. On May 17, 2013, the judge granted the Company’s Motion to Stay Execution of Judgment and denied Mr. Faigin’s motion to enforce the judgment. The judgment and accrued interest were paid following the execution of the Faigin Settlement Agreement.

On April 27, 2009, FRC filed a cross-complaint against Mr. Faigin in the California Superior Court for breach of confidence, breach of fiduciary duty, representing conflicting interests and indemnification; and the Company was seeking $4.6 million in damages. On June 9, 2009, the California Superior Court dismissed the cross-complaint pursuant to California’s anti-SLAPP statute. FRC appealed the dismissal of this cross-complaint and on August 30, 2011, the Court of Appeal reversed and remanded the dismissal of FRC’s cross-complaint causes of action against Mr. Faigin for breach of fiduciary duty and breach of confidence. On December 9, 2013, the California Superior Court denied Mr. Faigin’s motion for summary judgment. On April 25, 2014, the Company and Mr. Faigin executed the Faigin Settlement Agreement, under which the Company received $1.5 million.

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

On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Ms. Colburn’s motion for reconsideration. On June 30, 2014, Ms. Colburn filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Ms. Colburn’s claim and the denial of Ms. Colburn’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the United States District Court for the Central District of California (the “U.S. District Court”).

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

On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Mr. Walker’s motion for reconsideration. On June 30, 2014, Mr. Walker filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Mr. Walker’s claim and the denial of Mr. Walker’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the U.S. District Court.

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

Unpaid Claims. As of June 30, 2014, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

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

Certain statements in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Report”), including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and with our audited consolidated financial statements, related notes thereto, and other detailed information included elsewhere in our Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

—	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
—	our ability to achieve future profitability;
—	our ability to control operating costs and other expenses;
—	our ability to raise additional debt and equity capital, including through rights offerings, on acceptable terms and in a timely manner;
—	our ability to use federal and state NOLs and recognize future tax benefits;
—	our ability to obtain the expected benefits of the Reincorporation;
—	our dependence, as a holding company, on funding from our operating subsidiaries;
—	general economic conditions may be worse than expected;
—	competition among other companies with whom we compete may increase significantly;
—	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;
—	our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;
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

OVERVIEW

Signature is a holding company that owns all of the outstanding interests of its operating company, SGGH, LLC. Our operations are largely concentrated in one operating segment, Industrial Supply. In 2013, we substantially wound down a second operating segment, Special Situations, which selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages. The Board and management expect to grow our business through acquisitions as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California NOLs and the experience of our Board and management to acquire operating businesses at prices and on terms that are aligned with our current growth plans.

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

As of June 30, 2014, Signature’s continuing operations had $85.6 million of assets, or 99.9% of our total assets, and $29.3 million of liabilities, or 82.5% of our total liabilities. Continuing operations includes Industrial Supply and Special Situations, plus Corporate and Other, which includes the assets, liabilities and operating results of operating subsidiaries that do not meet the reportable segment threshold and operating costs that relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations.

Industrial Supply. Our Industrial Supply segment, which includes NABCO, one of the largest circuit breaker suppliers in the United States, is based in Burbank, California, and focuses exclusively on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but we also supply residential circuit breakers. We sell from nine warehouse locations across North America, which enables us to improve customer delivery times, a key attribute of our service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance. Special Situations also took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. During the second quarter of 2013, a majority of Special Situations’ assets were sold, specifically its portfolio of residential real estate loans. In the fourth quarter of 2013, its commercial loans were repaid in full. Special Situations currently holds a small portfolio of commercial real estate loans and a nonmarketable preferred equity security, and has no significant liabilities.

SGGH, LLC’s operations also include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of Fremont. During the quarter ended June 30, 2014, Cosmed, which owns the product formulations for a line of skin care products, was reclassified from discontinued operations to continuing operations when efforts to sell Cosmed were suspended. As of June 30, 2014, there are assets with nominal carrying values in discontinued operations and the remaining liabilities are being managed to limit costs and exposures.

Critical Accounting Policies

The accounting and reporting policies of the Company conform with GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, and operating revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern (i) the repurchase reserve, (ii) deferred tax asset valuation, and (iii) goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and our results of operations for the reporting periods presented.

There were no changes in our critical accounting policies from those disclosed in the Annual Report.

RESULTS OF OPERATIONS

The following table presents selected components of the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Operating revenues	$10,194	$14,880	$18,462	$24,472
Operating costs	10,655	13,290	20,789	23,628
Operating loss	(461)	1,590	(2,327)	844
Other income (expense)	(186)	(3,614)	644	(5,049)
Loss from continuing operations before income taxes	(647)	(2,024)	(1,683)	(4,205)
Income tax expense	18	15	209	92
Loss from continuing operations	(665)	(2,039)	(1,892)	(4,297)
Earnings (loss) from discontinued operations, net of income taxes	163	115	1,503	(393)
Net loss	(502)	(1,924)	(389)	(4,690)
Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to Signature Group Holdings, Inc.	$(502)	$(1,924)	$(389)	$(4,690)

LOSS PER SHARE
Basic and diluted:
Continuing operations	$(0.05)	$(0.17)	$(0.15)	$(0.37)
Discontinued operations	0.01	0.01	0.12	(0.03)
Basic and diluted loss per share	$(0.04)	$(0.16)	$(0.03)	$(0.40)

Consolidated Results of Operations

As discussed in more detail below in “Segments’ Results of Operations,” net loss for the three months ended June 30, 2014 decreased $1.4 million to $0.5 million, from $1.9 million for the three months ended June 30, 2013, and net loss for the six months ended June 30, 2014 decreased $4.3 million to $0.4 million, from $4.7 million for the six months ended June 30, 2013. Basic and diluted loss was $0.04 per share and $0.16 per share for the three months ended June 30, 2014 and 2013, respectively, and $0.03 per share and $0.40 per share for the six months ended June 30, 2014 and 2013, respectively.

Segments’ Results of Operations — Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following tables present our segment results of operations for the three months ended June 30, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2014
Operating revenues:
Net sales	$10,152	$—	$—	$—	$10,152	$—	$10,152
Interest	—	127	27	(112)	42	—	42
Gain on real estate owned	—	—	—	—	—	29	29
Total operating revenues	10,152	127	27	(112)	10,194	29	10,223
Operating costs:
Cost of goods sold	6,559	—	—	—	6,559	—	6,559
Selling, general and administrative	447	4	536	—	987	65	1,052
Compensation	775	—	969	—	1,744	—	1,744
Professional fees	60	—	723	—	783	205	988
Interest expense	241	—	112	(112)	241	—	241
Amortization of intangibles	265	—	76	—	341	—	341
Total operating costs	8,347	4	2,416	(112)	10,655	270	10,925
Operating profit (loss)	1,805	123	(2,389)	—	(461)	(241)	(702)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	200	—	200	—	200
Goodwill impairment	—	—	(400)	—	(400)	—	(400)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	(2)	—	16	—	14	154	168
Total other income (expense)	(2)	—	(184)	—	(186)	404	218
Earnings (loss) before income taxes	1,803	123	(2,573)	—	(647)	163	(484)
Income tax expense (benefit)	900	15	(897)	—	18	—	18
Net earnings (loss)	903	108	(1,676)	—	(665)	163	(502)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$903	$108	$(1,676)	$—	$(665)	$163	$(502)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended June 30, 2013
Operating revenues:
Net sales	$9,452	$—	$14	$—	$9,466	$—	$9,466
Interest	—	484	75	(240)	319	18	337
Gain on sale of investment securities, available for sale	—	69	—	—	69	—	69
Gain on real estate owned	—	—	—	—	—	131	131
Gain on sale of loans held for sale, net	—	5,026	—	—	5,026	—	5,026
Total operating revenues	9,452	5,579	89	(240)	14,880	149	15,029
Operating costs:
Cost of goods sold	5,916	—	89	—	6,005	—	6,005
Selling, general and administrative	418	53	730	—	1,201	98	1,299
Compensation	622	—	2,222	—	2,844	25	2,869
Professional fees	156	—	1,655	—	1,811	264	2,075
Interest expense	279	75	902	(240)	1,016	—	1,016
Amortization of intangibles	397	—	16	—	413	—	413
Total operating costs	7,788	128	5,614	(240)	13,290	387	13,677
Operating profit (loss)	1,664	5,451	(5,525)	—	1,590	(238)	1,352
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(3,700)	—	(3,700)	—	(3,700)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	—	—	86	—	86	103	189
Total other income (expense)	—	—	(3,614)	—	(3,614)	353	(3,261)
Earnings (loss) before income taxes	1,664	5,451	(9,139)	—	(2,024)	115	(1,909)
Income tax expense (benefit)	641	2,035	(2,661)	—	15	—	15
Net earnings (loss)	1,023	3,416	(6,478)	—	(2,039)	115	(1,924)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,023	$3,416	$(6,478)	$—	$(2,039)	$115	$(1,924)

Industrial Supply

General

For the three months ended June 30, 2014, Industrial Supply generated pretax earnings of $1.8 million on $10.2 million of net sales, and a pretax profit margin of 17.8%, as compared to pretax earnings of $1.7 million on $9.5 million of net sales, and a pretax profit margin of 17.6% for the three months ended June 30, 2013. Net earnings were $0.9 million and $1.0 million in the three months ended June 30, 2014 and 2013, respectively, including $0.9 million and $0.6 million of allocated income tax expense under intercompany tax sharing agreements in 2014 and 2013, respectively. Adjusted EBITDA was $2.4 million for the each of the three months ended June 30, 2014 and 2013. (See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.)

Operating revenues

Operating revenues from Industrial Supply were $10.2 million for the three months ended June 30, 2014, as compared to $9.5 million for the three months ended June 30, 2013. The 7.4% increase in net sales is attributable to increased customer orders and expansion of sales activities in geographic markets served by our new warehouse locations.

Operating costs

Operating costs at Industrial Supply were $8.3 million for the three months ended June 30, 2014, as compared to $7.8 million for the three months ended June 30, 2013. The $0.5 million increase in operating costs is primarily related to a $0.6 million increase in cost of goods sold and a $0.2 million increase in compensation, partially offset by a $0.1 million decrease in professional fees and a $0.1 million decrease in amortization of intangibles. The increase in cost of goods sold is attributable to increased sales and higher product costs.

Gross margin decreased to 35.4% for the three months ended June 30, 2014, as compared to 37.4% for the three months ended June 30, 2013. The decrease in gross margin is primarily attributable to manufacturer price increases.

Special Situations

Net earnings from Special Situations were $0.1 million for the three months ended June 30, 2014, on $0.1 million of operating revenues, as compared to $3.4 million of net earnings for three months ended June 30, 2013, on $5.6 million of operating revenues. As a result the sale of the residential real estate loan portfolio in the second quarter of 2013 and payoff of the commercial loans in the fourth quarter of 2013, the 2014 and 2013 results of operations are not comparable.

Management does not expect the ongoing operations of Special Situations to be significant for the foreseeable future.

Corporate and Other

General

Amounts reflected in Corporate and Other include interest income, corporate overhead costs, interest expense and other income (expense) that are not allocated to our operating segments and the results of operations of our consolidated subsidiaries that do not meet the threshold of a reportable segment.

The net loss reported in Corporate and Other decreased by $4.8 million to $1.7 million for the three months ended June 30, 2014, as compared to $6.5 million for the three months ended June 30, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other increased $3.4 million to net expense of $0.1 million for the three months ended June 30, 2014, as compared to net expense of $3.5 million for the three months ended June 30, 2013. The increase is primarily related to the change in fair value of common stock warrant liability, which for the three months ended June 30, 2014, represented other income of $0.2 million, based largely upon the decrease in our stock price from March 31, 2014, while the change in fair value of common stock warrant liability in the three months ended June 30, 2013 represented $3.7 million of other expense. Additionally, we recognized $0.4 million of goodwill impairment related to the reclassification of Cosmed to continuing operations in the second quarter of 2014.

Operating costs

Total operating costs from Corporate and Other decreased $3.2 million to $2.4 million for the three months ended June 30, 2014, as compared to $5.6 million for the three months ended June 30, 2013. The decrease reflects reductions in all expense categories. The $1.2 million decrease in compensation is related to one-time severance events with former executives in 2013 and lower headcount in the corporate office in 2014. Professional fees decreased $1.0 million in 2014, compared to 2013, primarily from the 2013 proxy contest. Interest expense fell as a result of lower average outstanding debt balances in 2014.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of our former businesses, specifically, certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes increased $0.1 million to $0.2 million for the three months ended June 30, 2014, as compared to $0.1 million earnings for the three months ended June 30, 2013.

Activity within discontinued operations continues to decline. With the sale of the last REO property and the favorable Faigin Settlement, there are assets with nominal carrying values within discontinued operations as of June 30, 2014, and thirty legacy litigation cases to manage, including five recovery actions in which we are the plaintiff.

Segments’ Results of Operations — Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following tables present our segment results of operations for the six months ended June 30, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2014
Operating revenues:
Net sales	$18,378	$—	$—	$—	$18,378	$—	$18,378
Interest	—	250	49	(215)	84	—	84
Gain on real estate owned	—	—	—	—	—	39	39
Total operating revenues	18,378	250	49	(215)	18,462	39	18,501
Operating costs:
Cost of goods sold	11,842	—	445	—	12,287	—	12,287
Selling, general and administrative	827	7	1,028	—	1,862	111	1,973
Compensation	1,580	—	2,278	—	3,858	—	3,858
Professional fees	127	—	1,562	—	1,689	642	2,331
Interest expense	487	—	215	(215)	487	—	487
Amortization of intangibles	530	—	76	—	606	—	606
Total operating costs	15,393	7	5,604	(215)	20,789	753	21,542
Operating profit (loss)	2,985	243	(5,555)	—	(2,327)	(714)	(3,041)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	1,000	—	1,000	—	1,000
Goodwill impairment	—	—	(400)	—	(400)	—	(400)
Recovery of allowance for repurchase reserve	—	—	—	—	—	500	500
Litigation settlement	—	—	—	—	—	—	—
Other, net	(1)	—	45	—	44	1,717	1,761
Total other income (expense)	(1)	—	645	—	644	2,217	2,861
Earnings (loss) before income taxes	2,984	243	(4,910)	—	(1,683)	1,503	(180)
Income tax expense (benefit)	1,408	48	(1,247)	—	209	—	209
Net earnings (loss)	1,576	195	(3,663)	—	(1,892)	1,503	(389)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,576	$195	$(3,663)	$—	$(1,892)	$1,503	$(389)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Six Months Ended June 30, 2013
Operating revenues:
Net sales	$17,823	$—	$32	$—	$17,855	$—	$17,855
Interest	—	1,457	316	(642)	1,131	30	1,161
Gain on sale of investment securities, available for sale	—	380	—	—	380	—	380
Discount recognized on payoff of loans receivable, net	—	80	—	—	80	—	80
Loss on real estate owned	—	—	—	—	—	(153)	(153)
Gain on sale of loans held for sale, net	—	5,026	—	—	5,026	—	5,026
Total operating revenues	17,823	6,943	348	(642)	24,472	(123)	24,349
Operating costs:
Cost of goods sold	11,188	—	110	—	11,298	—	11,298
Selling, general and administrative	748	92	1,215	—	2,055	339	2,394
Compensation	1,311	—	3,718	—	5,029	53	5,082
Professional fees	304	—	2,108	—	2,412	545	2,957
Interest expense	532	316	1,802	(642)	2,008	—	2,008
Amortization of intangibles	794	—	32	—	826	—	826
Total operating costs	14,877	408	8,985	(642)	23,628	937	24,565
Operating profit (loss)	2,946	6,535	(8,637)	—	844	(1,060)	(216)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(5,150)	—	(5,150)	—	(5,150)
Recovery of allowance for repurchase reserve	—	—	—	—	—	500	500
Other, net	—	—	101	—	101	167	268
Total other income (expense)	—	—	(5,049)	—	(5,049)	667	(4,382)
Earnings (loss) before income taxes	2,946	6,535	(13,686)	—	(4,205)	(393)	(4,598)
Income tax expense (benefit)	1,150	2,498	(3,556)	—	92	—	92
Net earnings (loss)	1,796	4,037	(10,130)	—	(4,297)	(393)	(4,690)
Net earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$1,796	$4,037	$(10,130)	$—	$(4,297)	$(393)	$(4,690)

Industrial Supply

General

For the six months ended June 30, 2014, Industrial Supply generated pretax earnings of $3.0 million on $18.4 million of net sales and a pretax profit margin of 16.2%, as compared to pretax earnings of $2.9 million on $17.8 million of net sales and a pretax profit margin of 16.5% for the six months ended June 30, 2013. Net earnings were $1.6 million and $1.8 million in the six months ended June 30, 2014 and 2013, respectively, including $1.4 million and $1.1 million of allocated income tax expense under intercompany tax sharing agreements in 2014 and 2013, respectively. Adjusted EBITDA was $4.1 million for the six months ended June 30, 2014, as compared to $4.4 million for the six months ended June 30, 2013. (See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.)

Operating revenues

Operating revenues from Industrial Supply were $18.4 million for the six months ended June 30, 2014, as compared to $17.8 million for the six months ended June 30, 2013. The 3.4% increase in net sales is primarily attributable to the expansion of sales activities in geographic markets served by our new warehouse locations.

Operating costs

Operating costs at Industrial Supply were $15.4 million for the six months ended June 30, 2014, as compared to $14.9 million for the six months ended June 30, 2013. The $0.5 million increase in operating costs is primarily related to a $0.6 million increase in cost of goods sold, a $0.3 million increase in compensation and a $0.1 million increase in selling, general and administrative expense, partially offset by a $0.2 million decrease in professional fees and a $0.3 million decrease in amortization of intangibles. The increase in cost of goods sold is due to higher sales and manufacturer price increases, while the decrease in professional fees and increase in compensation are primarily related to reduced reliance on consultants through the addition of experienced staff.

Gross margin decreased to 35.6% for the three and six months ended June 30, 2014, as compared to 37.2% for the six months ended June 30, 2013. The decrease in gross margin is primarily attributable to manufacturer price increases.

Special Situations

Net earnings from Special Situations was $0.2 million for the six months ended June 30, 2014, on $0.3 million of operating revenues, as compared to $4.0 million of net earnings for the six months ended June 30, 2013, on $6.9 million of operating revenues. As a result of the sale of the residential real estate loan portfolio in the second quarter of 2013 and payoff of the commercial loans in the fourth quarter of 2013, the 2014 and 2013 results of operations are not comparable.

Management does not expect the ongoing operations of Special Situations to be significant for the foreseeable future.

Corporate and Other

The net loss reported in Corporate and Other decreased by $6.4 million to $3.7 million for the six months ended June 30, 2014, as compared to $10.1 million for the six months ended June 30, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other increased $5.4 million to net revenue of $0.7 million for the six months ended June 30, 2014, as compared to net expense of $4.7 million for the six months ended June 30, 2013. The increase is primarily related to the change in fair value of common stock warrant liability, which, for the six months ended June 30, 2014, represented other income of $1.0 million and for the six months ended June 30, 2013 represented $5.2 million of other expense as a result of changes in our stock price. Additionally, we recognized a $0.4 million goodwill impairment charge related to the reclassification of Cosmed to continuing operations in the second quarter of 2014.

Operating costs

Operating costs from Corporate and Other decreased $3.4 million to $5.6 million for the six months ended June 30, 2014, as compared to $9.0 million for the six months ended June 30, 2013. The decrease reflects reduction in all categories, except cost of goods sold, which includes a $0.4 million inventory impairment recognized on Cosmed’s inventory in the first quarter of 2014. Compensation decreased $1.4 million in 2014, as compared to 2013, as a result of one-time severance events with former executives in 2013 and lower headcount in the corporate office in 2014. Professional fees were higher in 2013, compared to 2014, primarily from the 2013 proxy contest. Interest expense was reduced as a result of lower average outstanding debt balances in 2014.

Discontinued Operations

Earnings from discontinued operations, net of income taxes increased $1.9 million to $1.5 million for the six months ended June 30, 2014, as compared to a $0.4 million loss for the six months ended June 30, 2013.

Activity within discontinued operations continues to decline. With the sale of the last REO property and the favorable Faigin Settlement, there are assets with nominal carrying values within discontinued operations as of June 30, 2014, and thirty legacy litigation cases to manage, including five recovery actions in which we are the plaintiff.

FINANCIAL CONDITION

The following table presents selected components of the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$44,844	$47,913
Restricted cash	784	2,805
Trade accounts receivable, net	4,869	3,737
Inventory	11,614	10,777
Other current assets	716	902
Current assets of discontinued operations	144	223
Total current assets	62,971	66,357
Intangible assets, net	2,282	2,904
Goodwill	17,780	18,180
Other noncurrent assets	2,712	2,682
TOTAL ASSETS	$85,745	$90,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$3,622	$3,228
Line of credit	750	500
Long-term debt due within one year	3,800	3,600
Other current liabilities	1,070	1,094
Current liabilities of discontinued operations	230	2,264
Total current liabilities	9,472	10,686
Long-term debt	11,650	13,600
Common stock warrant liability	8,300	9,300
Other noncurrent liabilities	96	119
Noncurrent liabilities of discontinued operations	6,000	6,500
TOTAL LIABILITIES	35,518	40,205
TOTAL STOCKHOLDERS' EQUITY	50,227	49,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,745	$90,123

General

As discussed further below, total assets decreased by $4.4 million, or 4.9%, to $85.7 million as of June 30, 2014, from $90.1 million as of December 31, 2013; total liabilities decreased by $4.7 million, or 11.7%, to $35.5 as of June 30, 2014, from $40.2 million as of December 31, 2013; and total stockholders’ equity increased to $50.2 million as of June 30, 2014, from $49.9 million as of December 31, 2013.

Changes in stockholders’ equity reflect net earnings (loss) adjusted by purchases of common stock and the amortization of share-based compensation, which is added back to additional paid-in capital. See the Statement of Changes in Stockholders’ Equity in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following tables present the assets and liabilities of our operating segments as of June 30, 2014 and December 31, 2013. Assets and liabilities not allocated to operating segments are included in Corporate and Other:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
June 30, 2014
Current assets:
Cash and cash equivalents	$346	$357	$44,141	$—	$44,844	$99
Restricted cash	—	—	784	—	784	—
Trade accounts receivable, net	4,836	—	33	—	4,869	—
Inventory	11,614	—	—	—	11,614	—
Other current assets	427	86	203	—	716	45
Total current assets	17,223	443	45,161	—	62,827	144
Intangible assets, net	2,162	—	120	—	2,282	—
Goodwill	17,780	—	—	—	17,780	—
Intercompany receivable	53	3,496	8,978	(12,527)	—	—
Other noncurrent assets	536	2,052	124	—	2,712	—
TOTAL ASSETS	$37,754	$5,991	$54,383	$(12,527)	$85,601	$144
Current liabilities:
Trade payables	$2,864	$—	$758	$—	$3,622	$85
Line of credit	750	—	—	—	750	—
Long-term debt due within one year	3,800	—	—	—	3,800	—
Litigation reserve	—	—	—	—	—	145
Other current liabilities	149	—	921	—	1,070	—
Total current liabilities	7,563	—	1,679	—	9,242	230
Long-term debt	11,650	—	—	—	11,650	—
Common stock warrant liability	—	—	8,300	—	8,300	—
Repurchase reserve	—	—	—	—	—	6,000
Intercompany payable	1,565	3,998	6,964	(12,527)	—	—
Other noncurrent liabilities	3	—	93	—	96	—
TOTAL LIABILITIES	$20,781	$3,998	$17,036	$(12,527)	$29,288	$6,230

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2013
Current assets:
Cash and cash equivalents	$66	$1,807	$46,040	$—	$47,913	$105
Restricted cash	—	—	2,805	—	2,805	—
Trade accounts receivable, net	3,736	—	1	—	3,737	—
Inventory	10,345	—	432	—	10,777	—
Real estate owned, net	—	—	—	—	—	75
Other current assets	383	97	422	—	902	43
Total current assets	14,530	1,904	49,700	—	66,134	223
Intangible assets, net	2,708	—	196	—	2,904	—
Goodwill	17,780	—	400	—	18,180	—
Intercompany receivable	—	3,171	4,001	(7,172)	—	—
Other noncurrent assets	489	2,125	68	—	2,682	—
TOTAL ASSETS	$35,507	$7,200	$54,365	$(7,172)	$89,900	$223
Current liabilities:
Trade payables	$2,160	$—	$1,068	$—	$3,228	$233
Line of credit	500	—	—	—	500	—
Long-term debt due within one year	3,600	—	—	—	3,600	—
Judgment and accrued interest	—	—	—	—	—	1,877
Litigation reserve	—	—	—	—	—	135
Other current liabilities	121	60	913	—	1,094	19
Total current liabilities	6,381	60	1,981	—	8,422	2,264
Long-term debt	13,600	—	—	—	13,600	—
Common stock warrant liability	—	—	9,300	—	9,300	—
Repurchase reserve	—	—	—	—	—	6,500
Intercompany payable	105	3,895	3,172	(7,172)	—	—
Other noncurrent liabilities	24	—	95	—	119	—
TOTAL LIABILITIES	$20,110	$3,955	$14,548	$(7,172)	$31,441	$8,764

Continuing Operations

Cash and cash equivalents

Cash and cash equivalents within continuing operations decreased $3.1 million to $44.8 million as of June 30, 2014, from $47.9 million as of December 31, 2013. Cash and cash equivalents at Industrial Supply, Special Situations and Corporate and Other totaled $0.3 million, $0.4 million and $44.1 million, respectively, as of June 30, 2014.

In the six months ended June 30, 2014, cash and cash equivalents:

—	increased $0.2 million at Industrial Supply, primarily from the timing of customer receipts and vendor payments.
—	decreased $1.4 million at Special Situations, primarily as a result of the settlement of intercompany tax allocations, with cash moving to Corporate and Other.
—	decreased $1.9 million at Corporate and Other, primarily as a result of the payment of operating costs, which are discussed in more detail above under “Results of Operations.”

Restricted cash

Restricted cash decreased $2.0 million to $0.8 million as of June 30, 2014, from $2.8 million as of December 31, 2013, as a result of the Faigin Settlement. The amount of the judgment and accrued interest we owed the former executive were held by the Superior Court and classified as restricted cash in our unaudited condensed consolidated balance sheets and were paid in the second quarter of 2014.

Trade accounts receivable, net

Trade accounts receivable, net increased $1.2 million to $4.9 million as of June 30, 2014, from $3.7 million as of December 31, 2013, reflecting increased sales activity in the forty-five day period preceding June 30, 2014, compared to the same period preceding December 31, 2013.

 Inventory

Inventory increased $0.8 million to $11.6 million as of June 30, 2014, from $10.8 million as of December 31, 2013, primarily from the expansion of Industrial Supply’s product offerings beyond circuit breakers, and the seasonal increase in anticipation of higher sales in summer. The increased inventory at Industrial Supply was partially offset by the $0.4 million inventory impairment recorded on Cosmed’s old packaging and shipping materials in the first quarter of 2014.

Goodwill and intangible assets

Intangible assets, comprised of customer relationships, trade names, trademarks and skin care product formulations decreased $0.6 million to $2.3 million as of June 30, 2014, from $2.9 million as of December 31, 2013, as a result of scheduled amortization.

Following Cosmed’s reclassification to continuing operations, all of Cosmed’s goodwill was determined to be impaired and a $0.4 million goodwill impairment charge was recorded in April 2014. There has been no impairment of intangible assets or the Industrial Supply goodwill as of June 30, 2014 and December 31, 2013.

Trade payables

Trade payables increased $0.4 million to $3.6 million as of June 30, 2014, from $3.2 million as of December 31, 2013, primarily from increased inventory levels.

Line of credit

Line of credit increased $0.3 million to $0.8 million as of June 30, 2014, from $0.5 million as of December 31, 2013, primarily to fund the payment of accrued rebates and the acquisition of inventory at Industrial Supply.

Long-term debt

Long-term debt decreased $1.7 million to $15.5 million as of June 30, 2014, from $17.2 million as of December 31, 2013, as a result of scheduled principal amortization payments on the term loans.

Common stock warrant liability

Common stock warrant liability decreased $1.0 million to $8.3 million as of June 30, 2014, from $9.3 million as of December 31, 2013. The $1.0 million change in fair value of common stock warrant liability during the six months ended June 30, 2014 is primarily attributable to a decrease in the underlying market price of our common stock. See Note 7—Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $0.1 million as of June 30, 2014, from $0.2 million as of December 31, 2013. Liabilities of discontinued operations decreased to $6.2 million as of June 30, 2014, from $8.8 million as of December 31, 2013.

Judgment and accrued interest

Judgment and accrued interest was paid in the second quarter of 2014 in conjunction with the Faigin Settlement Agreement.  For additional information about the judgment, see the “Faigin Matter” in Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Repurchase reserve

The repurchase reserve decreased $0.5 million to $6.0 million as of June 30, 2014, from $6.5 million as of December 31, 2013. There were no settlements or new claims received during the six months ended June 30, 2014, and we received no communication on our existing claims, which continued to age as described below. Accordingly, our estimated exposure has fallen and our reserve has likewise been reduced. While management believes the $6.0 million repurchase reserve is sufficient as of June 30, 2014, the reserve is subjective and is based on management’s current expectations utilizing facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of the recorded repurchase reserve. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

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

There were no settlements or new repurchase claims received during the six months ended June 30, 2014. Total outstanding repurchase claims as of June 30, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $61.6 million in claims, or 60.6% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $11.4 million in claims, or 11.2% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $28.7 million in claims, or 28.2% of total claims outstanding.

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

We calculate EBITDA and Adjusted EBITDA as earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA from continuing operations. Earnings (loss) from continuing operations is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA from continuing operations.

Our calculation of EBITDA and Adjusted EBITDA from continuing operations may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following table presents our reconciliation of loss from continuing operations to EBITDA and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Loss from continuing operations	$(665)	$(2,039)	$(1,892)	$(4,297)
Plus:
Interest	241	1,016	487	2,007
Taxes	18	15	209	92
Depreciation	38	25	69	45
Amortization of intangibles	341	413	606	825
EBITDA from continuing operations	(27)	(570)	(521)	(1,328)
Adjustments:
Change in fair value of common stock warrant liability	(200)	3,700	(1,000)	5,150
Share-based compensation	232	574	749	946
Accretion of discounts	—	(57)	—	(169)
Amortization of other capitalized costs	17	18	35	36
Gain on sale of loans	—	(5,026)	—	(5,026)
Inventory impairment	—	—	432	—
Goodwill impairment	400	—	400	—
Incremental professional fees related to the Reincorporation and proxy contests	32	1,791	99	1,800
Total adjustments	481	1,000	715	2,737
Adjusted EBITDA from continuing operations	$454	$430	$194	$1,409

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are for working capital obligations, capital expenditures and other general corporate purposes, including acquisitions. Our primary existing sources of working capital are cash from operations and credit facilities, which we intend to supplement as needed by public and private capital market transactions. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

—	cash flows generated from operating activities;
—	adequacy of available lines of credit;
—	acquisitions; and
—	our ability to attract long-term capital, whether debt or equity, with satisfactory terms.

We expect to continue to review and consider possible acquisitions of new businesses and evaluate the retention and disposition of our existing operations. Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents, and receivables from our subsidiaries related to tax sharing agreements and total $3.4 million as of June 30, 2014. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds distributed from subsidiaries as tax sharing payments, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of June 30, 2014, our $300 million Shelf Registration is effective and on file with the SEC to use for existing business requirements and future acquisitions. Our principal uses of liquidity as of June 30, 2014 are principally the payment of operating costs of the holding company.

Assets of our primary operating subsidiary, SGGH, LLC, which is included in Corporate and Other, are principally comprised of stock or membership interests of its subsidiaries and cash and cash equivalents. Its current available liquidity is used to meet short-term recurring cash requirements, which are principally the payment of corporate overhead expenses associated with the business and operations of SGGH, LLC, including discontinued operations. SGGH, LLC’s principal source of liquidity is its current cash and cash equivalents, which totaled $42.3 million as of June 30, 2014.

Industrial Supply Liquidity

Industrial Supply’s tangible assets are principally comprised of cash and cash equivalents, trade accounts receivable and inventory and totaled $16.8 million, in the aggregate, as of June 30, 2014. Industrial Supply’s current available liquidity is used to meet short-term recurring cash requirements, which include the purchase of inventory, the payment of operating costs, and the repayment of its revolving line of credit and long-term debt. Industrial Supply’s principal source of liquidity include its current cash and cash equivalent, collections of trade accounts receivable generated from sales of inventory, and, as of as of June 30, 2014, $3.2 million of unused borrowing capacity under a revolving line of credit facility.

Comparison of the Six Months Ended June 30, 2014 and 2013

During the six months ended June 30, 2014, consolidated cash and cash equivalents decreased $3.1 million, compared to a $22.4 million increase during the six months ended June 30, 2013.

Net cash used in operating activities in 2014 was $1.4 million, compared to $20.5 million of net cash provided by operating activities in 2013. The net cash provided by operating activities in 2013 included $22.0 million from the sale of the residential mortgage loan portfolio. Changes in our operating assets and liabilities resulted in net cash provided by operating activities of $0.3 million in 2014. The $2.0 million decrease in restricted cash reflects the release of proceeds associated with the Faigin Settlement. Trade accounts receivable increased $1.1 million in the first six months of 2014, as expected, due to higher sales in May and June, compared to November and December. Inventory also increased in the first six months of 2014 as expected, in anticipation of typically higher sales in the summer months. Trade payables increased by $0.4 million, reflecting higher inventory purchases in June, as compared to December.

Net cash used in investing activities in 2014 was $0.1 million, compared to $4.4 million of net cash provided by investing activities in 2013. The net cash provided in 2013 was largely the result of the $3.2 million of proceeds from the sale of investment securities and $0.8 million of net cash provided from loans receivable.

Net cash used in financing activities in 2014 was $1.6 million, compared to $2.5 million in 2013. The cash used in 2014 was primarily used to repay $1.7 million of long-term debt, partially offset by a $0.2 million net draw on our revolving line of credit.

As of June 30, 2014, we had $44.8 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months. As discussed above, the Shelf Registration gives us the flexibility to publicly offer various types of securities, including common stock, preferred stock, debt securities, warrants, subscription rights and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $300 million. We believe that the Shelf Registration enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. As of June 30, 2014, no securities had been issued under the Shelf Registration.

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

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH, LLC holds these residual interests, which are carried at zero in the unaudited condensed consolidated balance sheets. Distributions, which totaled $0.1 million in the six months ended June 30, 2014 and zero in the six months ended June 30, 2013, are recorded in other income as received. Based on a review of trust activity, there is significant uncertainty as to the amount and timing of future distributions, if any.

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

We also have repurchase reserve liabilities related to sales of residential real estate loans that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 13—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

CONTRACTUAL OBLIGATIONS

NABCO’s variable interest rate term loan has a $5.1 million balance as of June 30, 2014 and bears interest at the lender’s base rate plus 1.00% per annum, or 5.00%, payable monthly, and matures in September 2016. During the six months ended June 30, 2014, $0.6 million of scheduled principal repayments were made.

NABCO’s fixed interest rate term loan has a $10.4 million balance as of June 30, 2014 and bears interest at 5.00% per annum, payable monthly, and matures in December 2018. During the six months ended June 30, 2014, $1.1 million of scheduled principal repayments were made.

See Note 6—Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information related to the term loans, including Signature’s guarantee of up to $5.0 million of NABCO’s long-term debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide an update on our Quantitative and Qualitative Disclosures About Market Risk until after we have filed our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Item 4.	Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. During the quarter, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in connection with the prior businesses and operations of Fremont and its subsidiaries, and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company that are pending or were resolved or concluded during the period covered by this Report, see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated by reference.

Item 1A.	Risk Factors

The Annual Report includes a detailed discussion of risk factors, Part I, Item 1A, “Risk Factors,” associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management has not identified any additional risks from those included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s equity securities made during the six months ended June 30, 2014 to satisfy payroll tax withholding obligations of employees upon the vesting of their restricted common stock awards, in accordance with the terms of their awards and the Incentive Plan:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	9,229	$10.75	—	—
February 1 — February 28	—	—	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	—	—	—	—
May 1 — May 31	—	—	—	—
June 1 — June 30	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: August 7, 2014	/s/ Craig T. Bouchard
Craig T. Bouchard
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	/s/ Kyle Ross
Kyle Ross
Executive Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Accounting and Financial Officer)