Form 10-Q
period 2014-09-30
SIGNATURE GROUP HOLDINGS, INC.
filed 2014-11-07
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of November 1, 2014, there were 12,604,649 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Signature Group Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$44,754	$47,913
Restricted cash	21	2,805
Trade accounts receivable, net	4,907	3,737
Inventory	11,602	10,777
Other current assets	1,804	902
Current assets of discontinued operations	116	223
Total current assets	63,204	66,357
Intangible assets, net	2,002	2,904
Goodwill	17,780	18,180
Other noncurrent assets	2,915	2,682
TOTAL ASSETS	$85,901	$90,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$4,838	$3,228
Line of credit	1,180	500
Long-term debt due within one year	3,900	3,600
Other current liabilities	1,610	1,094
Current liabilities of discontinued operations	198	2,264
Total current liabilities	11,726	10,686
Long-term debt	10,675	13,600
Common stock warrant liability	5,900	9,300
Other noncurrent liabilities	354	119
Noncurrent liabilities of discontinued operations	5,750	6,500
TOTAL LIABILITIES	34,405	40,205
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 66,500,000 shares authorized; 12,304,649 issued and outstanding as of September 30, 2014; and 12,213,219 issued and 12,201,102 outstanding as of December 31, 2013	12	12
Treasury stock, at cost; zero and 12,117 shares, respectively, as of September 30, 2014 and December 31, 2013	—	(130)
Additional paid-in capital	452,923	451,853
Accumulated deficit	(401,439)	(401,817)
Total stockholders’ equity — Signature Group Holdings, Inc.	51,496	49,918
Noncontrolling interest	—	—
TOTAL STOCKHOLDERS’ EQUITY	51,496	49,918
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,901	$90,123

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues:
Industrial Supply	$10,947	$10,230	$29,325	$28,054
Special Situations	40	(453)	124	6,165
Corporate and Other	—	4	—	35
Total operating revenues	10,987	9,781	29,449	34,254
Operating costs:
Cost of goods sold	6,888	6,498	19,162	17,795
Selling, general and administrative	5,356	4,382	12,777	13,880
Interest expense	219	985	706	2,992
Amortization of intangibles	276	413	883	1,238
Total operating costs	12,739	12,278	33,528	35,905
Operating loss	(1,752)	(2,497)	(4,079)	(1,651)
Other income (expense):
Change in fair value of common stock warrant liability	2,400	(3,300)	3,400	(8,450)
Goodwill impairment	—	—	(400)	—
Other, net	8	5	53	107
Total other income (expense)	2,408	(3,295)	3,053	(8,343)
Earnings (loss) from continuing operations before income taxes	656	(5,792)	(1,026)	(9,994)
Income tax expense (benefit)	317	(7)	527	86
Earnings (loss) from continuing operations	339	(5,785)	(1,553)	(10,080)
Earnings (loss) from discontinued operations, net of income taxes	428	(74)	1,931	(468)
Net earnings (loss)	767	(5,859)	378	(10,548)
Earnings (loss) attributable to noncontrolling interest	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$767	$(5,859)	$378	$(10,548)
EARNINGS (LOSS) PER SHARE
Basic:
Continuing operations	$0.03	$(0.48)	$(0.13)	$(0.85)
Discontinued operations	0.03	(0.01)	0.16	(0.04)
Basic earnings (loss) per share	$0.06	$(0.49)	$0.03	$(0.89)
Diluted:
Continuing operations	$0.03	$(0.48)	$(0.13)	$(0.85)
Discontinued operations	0.03	(0.01)	0.16	(0.04)
Diluted earnings (loss) per share	$0.06	$(0.49)	$0.03	$(0.89)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$767	$(5,859)	$378	$(10,548)
Other comprehensive loss:
Net change in unrealized gains during the period:
Investment securities, available for sale	—	—	—	156
Reclassification of realized amounts included in net earnings (loss)	—	—	—	(380)
Other comprehensive loss	—	—	—	(224)
Total comprehensive income (loss)	$767	$(5,859)	$378	$(10,772)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2013	—	$—	12,201,102	$12	12,117	$(130)	$451,853	$(401,817)	$—	$49,918
Net earnings (loss)	—	—	—	—	—	—	—	378	—	378
Common stock acquired	—	—	(9,229)	—	9,229	(99)	—	—	—	(99)
Issuance of restricted common stock, net of forfeitures	—	—	62,776	—	(21,346)	229	(229)	—	—	—
Common stock warrant consideration	—	—	—	—	—	—	48	—	—	48
Common stock options exercised	—	—	50,000	—	—	—	286	—	—	286
Amortization of share-based compensation	—	—	—	—	—	—	965	—	—	965
Balance, September 30, 2014	—	$—	12,304,649	$12	—	$—	$452,923	$(401,439)	$—	$51,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$378	$(10,548)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of income taxes	(1,931)	468
Depreciation and amortization	992	1,313
Change in fair value of common stock warrant liability	(3,400)	8,450
Gain on sale of investment securities, available for sale	—	(380)
Amortization of share-based compensation	965	1,503
Nonmarketable equity securities impairment	—	581
Inventory impairment	432	—
Goodwill impairment	400	—
Proceeds from sale of loans held for sale, net	—	27,073
Gain on sale of loans held for sale, net	—	(5,026)
Other	29	(211)
Changes in assets and liabilities:
Restricted cash	2,784	—
Trade accounts receivable, net	(1,199)	(530)
Inventory	(1,257)	(172)
Other current assets	(902)	512
Other noncurrent assets	(276)	39
Trade payables	1,610	1,348
Other current liabilities	516	317
Other noncurrent liabilities	254	176
Net cash used in operating activities of discontinued operations	(898)	(1,256)
Net cash provided by (used in) operating activities	(1,503)	23,657
Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	—	3,228
Advances, net under revolving credit facilities in loans receivable, net	—	(2,272)
Principal collections on loans receivable, net	153	483
Purchases of property and equipment	(219)	(252)
Net cash provided by investing activities of discontinued operations	114	2,633
Net cash provided by investing activities	48	3,820
Cash flows from financing activities:
Advances (repayments), net on line of credit	680	(500)
Principal payments on long-term debt	(2,625)	(2,633)
Common stock acquired	(99)	(41)
Payment of contingent consideration	—	(4,000)
Proceeds from exercise of common stock options	286	62
Common stock warrant consideration	48	60
Net cash used in financing activities	(1,710)	(7,052)
Increase (decrease) in cash and cash equivalents	(3,165)	20,425
Cash and cash equivalents, beginning of period	48,018	51,056
Cash and cash equivalents, end of period	$44,853	$71,481
Cash and cash equivalents, end of period — continuing operations	$44,754	$71,376
Cash and cash equivalents, end of period — discontinued operations	99	105
Cash and cash equivalents, end of period	$44,853	$71,481

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$317	$598
Cash paid for interest	221	2,939
Supplemental disclosure of noncash information:
Transfer of loans receivable, net to loans held for sale, net	$—	$21,846
Transfer of nonmarketable equity securities from other noncurrent assets to other current assets	—	1,940

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Signature Group Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature”) is a holding company that owns all of the outstanding interests of its operating company, SGGH, LLC. The Company’s operations are largely concentrated in one operating segment, Industrial Supply.  Signature’s board of directors (the “Board”) and management expect to grow the business through acquisitions, as well as through organic efforts within existing operations. Signature’s current business strategy seeks to leverage its public company status, considerable federal and California net operating loss tax carryforwards (“NOLs”), and the experience of the Board and management to acquire operating businesses at prices and on terms that are aligned with current growth plans. On October 17, 2014, Signature entered into a definitive purchase agreement (the “Purchase Agreement”) to purchase the global recycling and specification alloys business (“GRSA Business”) from Aleris Corporation (“Aleris”) for $525.0 million (the “GRSA Acquisition”). See Note 15—Subsequent Events for additional information about the GRSA Acquisition.

Signature’s ‘continuing operations’ includes one primary operating segment, Industrial Supply, and a second segment, Special Situations, which no longer meets the criteria of a reportable segment but is presented for comparative purposes to prior periods when it met the criteria of a reportable segment.

Industrial Supply. The Industrial Supply segment, which includes one of the largest circuit breaker suppliers in the United States, North American Breaker Co., LLC (“NABCO”), is headquartered in Burbank, California. NABCO focuses on the replacement market for commercial and industrial circuit breakers where replacement time is extremely important, and also supplies residential circuit breakers in order to provide its customers with a single source solution for their circuit breaker needs. Industrial Supply sells from nine warehouse locations across North America to facilitate next day ground shipping service to a broad section of its customer base.

In October 2014, management engaged an investment banking advisor to explore strategic alternatives, including the possible sale of the NABCO.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance, and also took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. Special Situations opportunistically exited the majority of its investment positions and sold the majority of its assets in 2013. As of September 30, 2014, Special Situations maintains a small portfolio of commercial real estate loans and a nonmarketable preferred equity investment in a private company, each of which is classified in other noncurrent assets.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to its former businesses, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). As of September 30, 2014, there are assets with nominal carrying values in discontinued operations and the remaining liabilities are being managed to limit costs and exposures.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC” or “Commission”). Operating results for the nine months ended September 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2014 (the “Annual Report”).

Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation, including the reclassification of Cosmed, Inc. (“Cosmed”), into continuing operations, following suspension of the Company’s efforts to sell Cosmed in April 2014.

The Company’s significant accounting policies are disclosed in the consolidated financial statements included in Part IV, Item 15 of the Annual Report, and there have been no material changes to those accounting policies during the nine months ended September 30, 2014.

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

In May 2014, the FASB issued accounting guidance (Topic 606, Revenue from Contracts with Customers) that supersedes existing revenue recognition guidance and most industry-specific revenue recognition guidance.  The new guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period and early application is not permitted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements and disclosures.

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

NOTE 3 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table presents cash and cash equivalents, within continuing operations, as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits	$4,825	$3,020
Short-term money market funds	39,929	44,893
Total cash and cash equivalents	$44,754	$47,913

The following table presents restricted cash as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits — securing a letter of credit	$21	$784
Noninterest-bearing deposits — legal settlement reserve funds	—	2,021
Total restricted cash	$21	$2,805

NOTE 4 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Trade accounts receivable	$5,156	$3,953
Estimated sales returns and allowances	(214)	(169)
	4,942	3,784
Allowance for doubtful accounts	(35)	(47)
Trade accounts receivable, net	$4,907	$3,737

NOTE 5 — INVENTORY

Finished goods inventory at Industrial Supply consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Raw materials consisted of packaging and shipping materials related to Cosmed and were destroyed, at management’s direction, in the first quarter of 2014. The following table presents the composition of the Company’s inventory as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Finished goods:
Industrial Supply	$11,627	$10,370
Raw materials:
Cosmed	—	432
	11,627	10,802
Valuation adjustment for damaged inventory	(25)	(25)
Inventory	$11,602	$10,777

NOTE 6 — DEBT

The following table presents the Company’s debt as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Line of credit	$1,180	$500

Long-term debt:
$8,000 term loan issued at par in September 2011 at a base rate plus 1.00%,
due September 29, 2016	$4,800	$5,700
$11,500 term loan issued at par in December 2013 at 5.0%, due December 31, 2018	9,775	11,500
	14,575	17,200
Less: Principal due within one year	(3,900)	(3,600)
Long-term debt	$10,675	$13,600

Line of credit

Line of credit consists of NABCO’s $4.0 million asset-based revolving loan that is subject to a borrowing base. As of September 30, 2014 and December 31, 2013, outstanding borrowings on the revolving line of credit were $1.2 million and $0.5 million, respectively. As of September 30, 2014, available borrowing capacity under the revolving line of credit was $2.8 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on September 30, 2014, and is secured by all of NABCO’s assets. Interest expense on the line of credit was $6 thousand and $23 thousand for the three months ended September 30, 2014 and 2013, respectively, and $35 thousand and $72 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Term loans

Term loans include NABCO’s term loans that are subject to quarterly principal payments with balloon payments of any remaining principal balance due at maturity.  As of September 30, 2014, the interest rate on the variable rate term loan was 5.00%. In the event of default, the interest rates on both term loans increase by 5.00% per annum.  Interest expense on the term loans was $0.2 million and

$0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Under the terms of the $11.5 million term loan, Signature has guaranteed $5.0 million of the loan should NABCO not meet its obligations under the loan agreement. The guarantee is effective until such time as NABCO’s senior debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio is reduced to 1.5:1.0 (as long as no event of default has occurred and is continuing).

As of September 30, 2014, all of NABCO’s trade accounts receivable and inventory, totaling $5.2 million and $11.6 million, respectively, were pledged under NABCO’s line of credit and term loans. The Company was in compliance with all of the covenants under its debt agreements as of September 30, 2014 and December 31, 2013.

NOTE 7 — COMMON STOCK WARRANT LIABILITY

In June 2010, Signature issued warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vested. The Warrants vested 20% upon issuance and, thereafter, vested 20% annually on the anniversary of the issuance date. Pursuant to the Warrant vesting schedule, as of September 30, 2014, the Warrants are 100% vested, however the Company has not received $12 thousand of the aggregate purchase price. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company utilizes a trinomial lattice option pricing model to estimate the fair value of the common stock warrant liability. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. As of September 30, 2014, the common stock warrant liability has not been adjusted for the Warrants for which the purchase price has not been received. The following table presents changes in fair value of common stock warrant liability during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$8,300	$7,500	$9,300	$2,350
Change in fair value of common stock warrant liability	(2,400)	3,300	(3,400)	8,450
Ending balance	$5,900	$10,800	$5,900	$10,800

See Note 11—Fair Value Measurements for additional information on the assumptions used to estimate the fair value of common stock warrant liability.

NOTE 8 — INCOME TAXES

The following table summarizes income tax expense, within continuing operations, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Current income tax expense:
Federal	$291	$—	$451	$—
State	22	—	71	76
Total current income tax expense	313	—	522	76
Deferred income tax expense (benefit):
Federal	—	—	—	—
State	4	(7)	5	10
Total deferred income tax expense (benefit)	4	(7)	5	10
Total income tax expense (benefit)	$317	$(7)	$527	$86

Income tax expense is primarily comprised of estimated income tax in jurisdictions where the Company does not have or cannot utilize its NOLs. The federal income tax expense for the three and nine months ended September 30, 2014 represents income tax payments to the Internal Revenue Service (“IRS” or “Service”) and accrued interest on tax adjustments proposed by the Service related to their examination of the Company’s 2003, 2004, 2005 and 2008 tax years, as discussed below.

 In March 2014, the IRS completed its examination of the Company’s 2003, 2004, 2005 and 2008 tax years and delivered a special report on their examination to the congressional Joint Committee on Taxation (the “Joint Committee”). As required by Internal Revenue Code (the “Code”) Section 6405(a), the Joint Committee reviews all income tax refund requests in excess of $2.0 million, including the Company’s $24.8 million refund request related to its 2003, 2004, 2005 and 2008 tax years, which was received in October 2010. The special report, which the Joint Committee accepted without exception, indicated that net adjustments to the tax returns under examination resulted in a $0.5 million refund overpayment. The Company made estimated payments related to the refund overpayment in January 2013 and March 2014 aggregating $0.6 million, including estimated interest. The IRS has provided a final accounting of the examination adjustments, which included additional tax payments and interest adjustments and the Company accrued $0.3 million of interest on tax adjustments in the quarter ended September 30, 2014. As of September 30, 2014, the Company has no tax years under examination and tax years 2003 through 2008 are closed.

As of December 31, 2013, the Company had federal and California NOLs of approximately $932.8 million and $994.0 million, respectively. The Company’s federal NOLs have a 20-year life and begin to expire in 2027. The Company’s California NOLs have either a 10-year or 20-year life and begin to expire in 2017. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of its deferred tax assets and, as such, has placed a full valuation allowance of $390.2 million and $375.0 million on its deferred tax assets as of September 30, 2014 and December 31, 2013, respectively. The increase in the valuation allowance in the nine months ended September 30, 2014 includes a $42.4 million increase in the Company’s federal NOL, primarily as a result of adjustments from the IRS examinations.

NOTE 9 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Incentive Plan

The Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”) provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 2.5 million shares of common stock, or its equivalent. As of September 30, 2014 and December 31, 2013, there were no stock appreciation rights or restricted stock units outstanding and 0.5 million shares and 0.6 million shares, respectively, were available for grant under the Incentive Plan.

Director Compensation Program

The Director Compensation Program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member. These grants have a grant date fair value of $75 thousand per nonexecutive director, and vest on January 1 of the following year, with certain acceleration provisions. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year, with certain acceleration provisions. Beginning in January 2012, awards under the Director Compensation Program have been granted under the Incentive Plan.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides details of nonvested restricted common stock for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning nonvested restricted shares	139,641	$4.94	357,522	$4.32
Restricted shares vested	(93,098)	5.46	(356,886)	4.61
Restricted shares granted	62,776	10.35	139,005	5.70
Ending nonvested restricted shares	109,319	$7.61	139,641	$4.94

Share-based compensation related to restricted common stock awards was $0.1 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the aggregate unamortized value of share-based restricted common stock awards was $0.5 million and $0.3 million, respectively, and will be recognized over a weighted average period of 1.8 years from September 30, 2014.

In January 2014, the Company repurchased 9,229 shares of its common stock from employees for $0.1 million to satisfy statutory payroll tax withholding requirements on vesting restricted common stock awards. The 2014 Director Compensation Program awards included the reissuance of 21,346 treasury shares. There were no grants to executive officers or employees in the three months ended September 30, 2014. Executive officers and employees were granted 34,868 shares of restricted common stock in the nine months ended September 30, 2014.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Chapter 11 bankruptcy proceeding (the “Bankruptcy Proceedings”) on June 11, 2010, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method, as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining terms approximating the expected term at the grant date. No common stock options were issued in the nine months ended September 30, 2014. The following table provides assumptions used in determining the fair value of common stock options granted for the year ended December 31, 2013:

Year Ended
December 31,
(Weighted averages)	2013
Expected volatility	55.00%
Risk-free interest rate	1.15%
Expected term (in years)	5.60
Dividend yield	—%
Grant date fair value per share	$2.75

The following table presents activity of nonvested common stock options during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning nonvested common stock options	673,833	$6.59	872,373	$5.41
Common stock options granted	—	—	205,000	9.52
Common stock options vested	(542,433)	5.95	(383,208)	5.47
Common stock options forfeited	—	—	(20,332)	3.62
Ending nonvested common stock options	131,400	$8.53	673,833	$6.59

The following table presents activity of exercisable common stock options during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning exercisable common stock options	543,867	$5.76	181,327	$5.21
Common stock options exercised	(50,000)	5.72	(20,668)	3.00
Common stock options vested	542,433	5.95	383,208	5.47
Ending exercisable common stock options	1,036,300	$5.86	543,867	$5.76

The weighted average remaining contractual life of common stock options outstanding was 6.7 years and 7.4 years as of September 30, 2014 and December 31, 2013, respectively, and the weighted average remaining contractual life for common stock options exercisable as of September 30, 2014 was 6.5 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options outstanding	$2,519	$5,520
Intrinsic value of common stock options exercisable	2,390	2,716

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended	Year Ended
	September 30,	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options exercised (1)	$132	$137
Fair value of common stock options vested(2)	1,111	756

(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.1 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the aggregate unamortized value of share-based common stock option awards was $0.1 million and $0.7 million, respectively, and will be recognized over a weighted average period of 0.5 years from September 30, 2014.

401(k) saving plan

The Company maintains a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s total compensation, up to the maximum employer contribution allowed under the Code. Matching contributions under the Savings Plan during the three months ended September 30, 2014 and 2013 were $38 thousand and $41 thousand, respectively, and $0.1 million during each of the nine months ended September 30, 2014 and 2013.

NOTE 10 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock awards, common stock options, and the Warrants, determined using the treasury stock method.

Unvested restricted common stock, common stock options, and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon vesting or exercise are greater than the cost to reacquire the same number of shares at the average market price during the period, or when a loss from continuing operations has been reported. For the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013, the impact of dilutive unvested restricted common stock, common stock options and the Warrants were excluded from diluted earnings (loss) per share as their impact would have been antidilutive as a result of the reported losses from continuing operations.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Earnings (loss) from continuing operations	$339	$(5,785)	$(1,553)	$(10,080)
Earnings (loss) from discontinued operations, net of income taxes	428	(74)	1,931	(468)
Net earnings (loss)	767	(5,859)	378	(10,548)
Earnings (loss) attributable to noncontrolling interest	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$767	$(5,859)	$378	$(10,548)
Basic:
Weighted average basic shares outstanding	12,157,287	11,883,605	12,146,271	11,843,526
Earnings (loss) per share:
Continuing operations	$0.03	$(0.48)	$(0.13)	$(0.85)
Discontinued operations	0.03	(0.01)	0.16	(0.04)
Basic earnings (loss) per share	$0.06	$(0.49)	$0.03	$(0.89)
Diluted:
Weighted average diluted shares outstanding	12,911,163	11,883,605	12,146,271	11,843,526
Earnings (loss) per share:
Continuing operations	$0.03	$(0.48)	$(0.13)	$(0.85)
Discontinued operations	0.03	(0.01)	0.16	(0.04)
Diluted earnings (loss) per share	$0.06	$(0.49)	$0.03	$(0.89)

The following table provides details on the average market price of Signature common stock and the incremental shares that were dilutive or potentially dilutive for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average market price of Signature common stock	$8.77	$11.89	$9.93	$7.76
Dilutive and potentially dilutive common stock equivalents:
Unvested restricted common stock	47,909	275,151	43,213	233,483
Common stock options	377,260	514,924	449,050	215,406
Warrants	328,707	636,628	466,338	175,925
Total dilutive and potentially dilutive common stock equivalents	753,876	1,426,703	958,601	624,814

NOTE 11 — FAIR VALUE MEASUREMENTS

Fair Value Estimates of Financial Instruments

The following tables present the fair value hierarchy, carrying values and fair value estimates of financial instruments as of September 30, 2014 and December 31, 2013:

		September 30, 2014
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$44,754	$44,754
Restricted cash	Level 1	21	21
Loans receivable, net (other noncurrent assets)	Level 3	1,249	1,250
Nonmarketable preferred equity security (other noncurrent assets)	Level 3	800	3,000
Discontinued operations:
Cash and cash equivalents	Level 1	99	99
LIABILITIES
Continuing operations:
Line of credit	Level 3	$1,180	$1,180
Long-term debt	Level 3	14,575	14,575
Common stock warrant liability	Level 3	5,900	5,900

		December 31, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$47,913	$47,913
Restricted cash	Level 1	2,805	2,805
Loans receivable, net (other noncurrent assets)	Level 3	1,407	1,400
Nonmarketable preferred equity security (other noncurrent assets)	Level 3	800	4,000
Discontinued operations:
Cash and cash equivalents	Level 1	105	105
LIABILITIES
Continuing operations:
Line of credit	Level 3	$500	$500
Long-term debt	Level 3	17,200	17,200
Common stock warrant liability	Level 3	9,300	9,300

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument as of September 30, 2014 and December 31, 2013:

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

Nonmarketable preferred equity security

Nonmarketable preferred equity security consists of 4.00% cumulative convertible preferred stock of a private company, with which the Company previously had a commercial lending relationship through Special Situations, and is classified in other noncurrent assets and carried at amortized cost. The preferred stock has a stated value of $2.0 million and is convertible to 45% of the common stock of the private company, on a fully diluted basis. The estimated fair value of the 45% convertible preferred equity interest is based on estimates of EBITDA, a sales multiple and a control discount.

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

Common stock warrant liability

Common stock warrant liability is an embedded derivative liability related to the Warrants, which contain antidilution and pricing protection provisions. The fair value of the common stock warrant liability is based on a trinomial lattice option pricing model that utilizes various assumptions, including exercise multiple, volatility and expected term.

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

The following table presents the estimated fair value of the Company’s assets and liabilities measured on a recurring and nonrecurring basis as of September 30, 2014 and December 31, 2013, based on the fair value hierarchy:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
September 30, 2014
Common stock warrant liability	$—	$—	$5,900	$5,900
December 31, 2013
Common stock warrant liability	$—	$—	$9,300	$9,300
Nonrecurring fair value measurements:
December 31, 2013
Real estate owned, net	$—	$—	$75	$75

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Three Months Ended September 30, 2014
Common stock warrant liability	$8,300	$2,400	$—	$—	$—	$—	$5,900
Three Months Ended September 30, 2013
Common stock warrant liability	$7,500	$(3,300)	$—	$—	$—	$—	$10,800
Nine Months Ended September 30, 2014
Common stock warrant liability	$9,300	$3,400	$—	$—	$—	$—	$5,900
Nine Months Ended September 30, 2013
Common stock warrant liability	$2,350	$(8,450)	$—	$—	$—	$—	$10,800

The following table summarizes losses and impairments on assets and liabilities recorded on a nonrecurring basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Inventory	$—	$—	$432	$—
Goodwill	—	—	400	—
Real estate owned, net	—	—	—	283
	$—	$—	$832	$283

The estimated fair value of the Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs requiring significant judgment or estimation. The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 2 and Level 3 recurring and nonrecurring fair value measurements as of September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Liabilities:
Common stock warrant liability	$5,900	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	50.0% (50.0%)
			Expected term	4.6 — 4.7 years (4.7 years)

	December 31, 2013
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net (discontinued operations)	$75	Market approach	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
Liabilities:
Common stock warrant liability	$9,300	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	55.0% (55.0%)
			Expected term	4.1 — 4.2 years (4.2 years)

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

Significant unobservable inputs used in the fair value measurement of real estate owned (“REO”) are marketability discounts and estimated selling costs. The Company utilized third party collateral valuation services and real estate Internet websites to estimate the fair value of REO and adjusted these values to account for various factors, such as historical loss experience, anticipated liquidation timing and estimated selling costs. Significant increases in these assumptions would result in a decrease in the estimated fair value of REO, while decreases in these assumptions would result in a higher estimated fair value.

NOTE 12 — OPERATIONS BY REPORTABLE SEGMENT

Within continuing operations, the Company has two reportable segments: Industrial Supply and Special Situations. The Company’s third segment consists of discontinued operations, which includes assets, liabilities and results of operations of Fremont’s former businesses. In April 2014, the sales effort to dispose of Cosmed was suspended and the assets, liabilities and results of operations have been reclassified to continuing operations for all periods presented. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other, including the results of Cosmed. The following tables present the operating results for each of the Company’s segments for the three and nine months ended September 30, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2014
Operating revenues from external customers	$10,947	$40	$—	$—	$10,987	$—	$10,987
Intersegment operating revenues	—	89	52	(141)	—	—	—
Operating costs	8,878	1	4,001	(141)	12,739	196	12,935
Other income (expense)	(8)	—	2,416	—	2,408	624	3,032
Earnings (loss) before income taxes	2,061	128	(1,533)	—	656	428	1,084
Income tax expense (benefit)	961	61	(705)	—	317	—	317
Net earnings (loss)	$1,100	$67	$(828)	$—	$339	$428	$767

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2013
Operating revenues from external customers	$10,230	$(453)	$4	$—	$9,781	$27	$9,808
Intersegment operating revenues	—	174	—	(174)	—	—	—
Operating costs	8,492	4	3,956	(174)	12,278	373	12,651
Other income (expense)	—	(14)	(3,281)	—	(3,295)	272	(3,023)
Earnings (loss) before income taxes	1,738	(297)	(7,233)	—	(5,792)	(74)	(5,866)
Income tax expense (benefit)	828	(214)	(621)	—	(7)	—	(7)
Net earnings (loss)	$910	$(83)	$(6,612)	$—	$(5,785)	$(74)	$(5,859)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2014
Operating revenues from external customers	$29,325	$124	$—	$—	$29,449	$39	$29,488
Intersegment operating revenues	—	254	101	(355)	—	—	—
Operating costs	24,271	8	9,604	(355)	33,528	949	34,477
Other income (expense)	(8)	—	3,061	—	3,053	2,841	5,894
Earnings (loss) before income taxes	5,046	370	(6,442)	—	(1,026)	1,931	905
Income tax expense (benefit)	2,369	109	(1,951)	—	527	—	527
Net earnings (loss)	$2,677	$261	$(4,491)	$—	$(1,553)	$1,931	$378

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2013
Operating revenues from external customers	$28,054	$6,165	$35	$—	$34,254	$(96)	$34,158
Intersegment operating revenues	—	501	316	(817)	—	—	—
Operating costs	23,371	411	12,940	(817)	35,905	1,311	37,216
Other income (expense)	—	(14)	(8,329)	—	(8,343)	939	(7,404)
Earnings (loss) before income taxes	4,683	6,241	(20,918)	—	(9,994)	(468)	(10,462)
Income tax expense (benefit)	1,978	2,284	(4,176)	—	86	—	86
Net earnings (loss)	$2,705	$3,957	$(16,742)	$—	$(10,080)	$(468)	$(10,548)

The following table presents summarized balance sheet information for each of the Company’s segments as of September 30, 2014 and December 31, 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
September 30, 2014
Current assets	$17,252	$134	$45,702	$—	$63,088	$116	$63,204
Total assets	37,697	5,718	56,523	(14,153)	85,785	116	85,901
December 31, 2013
Current assets	$14,530	$1,904	$49,700	$—	$66,134	$223	$66,357
Total assets	35,507	7,200	54,365	(7,172)	89,900	223	90,123
Segment liabilities:
September 30, 2014
Current liabilities	$7,746	$—	$3,782	$—	$11,528	$198	$11,726
Total liabilities	19,627	3,657	19,326	(14,153)	28,457	5,948	34,405
December 31, 2013
Current liabilities	$6,381	$60	$1,981	$—	$8,422	$2,264	$10,686
Total liabilities	20,110	3,955	14,548	(7,172)	31,441	8,764	40,205

NOTE 13 — DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of September 30, 2014 and December 31, 2013, of the components of the Company designated as discontinued operations as of September 30, 2014:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Current assets:
Cash and cash equivalents	$99	$105
Real estate owned, net	—	75
Other current assets	17	43
Total current assets of discontinued operations	116	223
Other noncurrent assets	—	—
Assets of discontinued operations	$116	$223
Current liabilities:
Judgment and accrued interest	$—	$1,877
Litigation reserve	145	135
Trade payables	53	233
Unclaimed property	—	19
Total current liabilities of discontinued operations	198	2,264
Repurchase reserve	5,750	6,500
Liabilities of discontinued operations	$5,948	$8,764

Significant assets and liabilities of discontinued operations include:

Judgment and accrued interest

Judgment and accrued interest related to litigation brought and won by a former executive of Fremont. The judgment was paid in conjunction with the settlement of our subsequent litigation against the former executive (the “Faigin Settlement Agreement,” as part of the “Faigin Settlement”), which was finalized on April 25, 2014. See the “Faigin Matter” in Note 14—Commitments and Contingencies for additional information about the judgment.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through the first quarter of 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims as of September 30, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $63.1 million in claims, or 62.0% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $10.3 million in claims, or 10.2% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $28.3 million in claims, or 27.8% of total claims outstanding.

There were no repurchase claims received or settled during the nine months ended September 30, 2014 or the year ended December 31, 2013. The repurchase reserve liability was $5.8 million and $6.5 million as of September 30, 2014 and December 31, 2013, respectively. Recoveries of allowance for repurchase reserves were $0.3 million for each of the three months ended September 30, 2014 and 2013, and $0.8 million for each of the nine months ended September 30, 2014 and 2013.

The following table presents the operating results, for the three and nine months ended September 30, 2014 and 2013, for the components of the Company designated as discontinued operations as of September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Operating revenues and other income (expense)	$624	$299	$2,880	$843
Operating costs	196	373	949	1,311
Earnings (loss) from discontinued operations,
before income taxes	428	(74)	1,931	(468)
Income tax expense	—	—	—	—
Earnings (loss) from discontinued operations,
net of income taxes	$428	$(74)	$1,931	$(468)

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

In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss may change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of loss represents what management believes to be an estimate of loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

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

Faigin Matter. On January 15, 2009, Alan Faigin, a former General Counsel of Fremont, filed a complaint against Fremont Reorganizing Corporation (“FRC”) in the Superior Court of the State of California, County of Los Angeles (the “California Superior Court”). On February 3, 2010, Mr. Faigin filed an amended complaint alleging wrongful termination, breach of his employment agreement, breach of the implied covenant of good faith and fair dealing, fraud and misrepresentation, negligent misrepresentation and violation of various California labor codes, among other allegations under a “joint employer” theory. In February 2010, a jury found for Mr. Faigin and awarded him damages in the amount of approximately $1.4 million, which Fremont recorded as an accrued liability in the first quarter of 2010. The Company appealed the California Superior Court decision to the California Court of Appeal (the “Court of Appeal”), which affirmed the lower court decision, and then to the California Supreme Court. On February 21, 2013, the California Supreme Court notified counsel for the Company that it would not review the Faigin matter, affirming the California Superior Court decision and judgment. On April 4, 2013, Mr. Faigin filed a motion for an order releasing funds deposited with the California Superior Court to enforce the judgment. In response, the Company filed a Motion to Stay Execution of Judgment while the Company’s claims against Mr. Faigin, discussed below, were litigated. On May 17, 2013, the judge granted the Company’s Motion to

Stay Execution of Judgment and denied Mr. Faigin’s motion to enforce the judgment. The judgment and accrued interest were paid following the execution of the Faigin Settlement Agreement.

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

On April 7, 2014, Ms. Colburn filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Ms. Colburn’s claim. On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Ms. Colburn’s motion for reconsideration. On June 30, 2014, Ms. Colburn filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Ms. Colburn’s claim and the denial of Ms. Colburn’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the United States District Court for the Central District of California (the “U.S. District Court”). The appeal to the U.S. District Court is fully briefed.  No hearing date has been set.

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

On August 26, 2011, Mr. Walker dismissed his complaint, without prejudice, against the Company as successor in interest to Fremont, but not as a successor in interest to FIL. On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. On November 29, 2012, Mr. Walker moved for a new trial, based on the Court of Appeal’s ruling in the Faigin matter. On January 8, 2013, the California Superior Court granted Mr. Walker’s motion for a new trial. On February 5, 2013, the Company filed an appeal of the California Superior Court’s order granting Mr. Walker a new trial. The Court of Appeal subsequently reversed the ruling granting Mr. Walker’s motion for a new trial.  Mr. Walker filed a petition for rehearing before the Court of Appeal, which was denied.  Mr. Walker has filed a petition for review before the California Supreme Court.  The Company filed its answer to the petition on October 14, 2014.

On March 14, 2014, the California Federal Bankruptcy Court orally announced its ruling, from a trial held in January 2014, to grant the Company’s motion to disallow Mr. Walker’s claim. On March 26, 2014, the California Federal Bankruptcy Court entered a written order granting the Company’s motion to disallow Mr. Walker’s claim.

On April 7, 2014, Mr. Walker filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Mr. Walker’s claim. On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Mr. Walker’s motion for reconsideration. On June 30, 2014, Mr. Walker filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Mr. Walker’s claim and the denial of Mr. Walker’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the U.S. District Court. The appeal to the U.S. District Court is fully briefed.  No hearing date has been set.

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

Unpaid Claims. As of September 30, 2014, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

NOTE 15 — SUBSEQUENT EVENTS

GRSA Acquisition

On October 17, 2014, Signature and its wholly owned subsidiaries, SGH Acquisition Holdco, Inc. (“Buyer”) and Evergreen Holding Germany GmbH, entered into the Purchase Agreement with Aleris and certain of its affiliates to acquire all of the equity interests in the entities comprising the GRSA Business from Aleris, for a purchase price of $525.0 million. The purchase price is comprised of $495.0 million in cash and $30.0 million in a new series of non-participating preferred stock of Signature (the “Series B Preferred Stock”) to be issued to Aleris.

The Purchase Agreement contains customary representations, warranties and covenants of the parties, non-competition and non-solicitation provisions, and indemnification provisions subject to specified thresholds and other limitations. Aleris and its selling subsidiaries may not solicit or discuss alternative transactions for the GRSA Business, and if the Purchase Agreement is terminated under certain circumstances, Signature will pay Aleris a $26.3 million termination fee. The closing of the proposed transaction is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and certain Mexican competition laws, the transfer of certain discontinued real property locations by Aleris to its subsidiary, the release of certain liens, guarantees and liabilities related to certain Aleris debt, and other customary closing conditions. The transaction is presently anticipated to close prior to January 31, 2015. There can be no assurance that the transaction will close by such date, if at all.

The transaction is not subject to a financing contingency. In connection with and in the Purchase Agreement, Signature undertook certain covenants and entered into certain commitment letters with respect to various debt and equity financings (the “Financings”).  Signature currently intends to finance the $495.0 million cash portion of the transaction purchase price and costs associated with the transaction using a combination of cash, equity and debt as follows: (i) $45.0 million in cash from Signature,  (ii) the net proceeds of a registered offering of Signature’s common stock (currently anticipated to be 3.7 million shares, with a customary greenshoe; the “Equity Offering”), (iii) the net proceeds of a rights offering of $125.0 million (the “Rights Offering”), less the net proceeds from the Equity Offering, (iv) $300.0 million in a committed bridge financing provided by Goldman Sachs Bank USA (“Goldman Sachs”) and Deutsche Bank Securities Inc. and an affiliate thereof (collectively, “Deutsche Bank”) of privately-placed senior secured notes (the “Senior Secured Notes”) issued by the Buyer or a subsidiary thereof (the “Notes Offering”), and (v) $70.0 million in opening draws on a committed revolving asset-based lending facility (the “Asset-Based Facility”) provided by General Electric Capital Corporation and GE Capital Markets, Inc. (collectively, “GE Capital-U.S.”) and a German factoring facility (the “Factoring Facility”) provided by GE Capital Bank AG (“GE Capital-Germany” and together with GE Capital-U.S. “GE Capital”).   To backstop the proceeds of the Equity Offering and Rights Offering, Signature has entered into (x) commitment letters (the “Backstop Commitment Letters”) with Zell Credit Opportunities Master Fund L.P. (“ZCOF”) and funds managed by another institutional investor for a secured bridge term loan of up to $50.0 million (the “Backstop Notes”) and a purchase of common shares of up to $45.0 million and (y) a backstop agreement with Aleris (the “Backstop Agreement”) to purchase an additional $30.0 million of preferred stock. There can be no assurance that Signature will undertake or complete any such financing transaction. The final structure and terms of the acquisition financing will be subject to market conditions, and may be materially different than current expectations.

This Report does not constitute an offer of any securities for sale.  Certain debt and equity securities referenced herein will be offered only by private placement and will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Further, no offer to buy any of our common stock, including pursuant to any primary equity or rights offering, can be accepted, and no part of the purchase price can be received, until the registration statement applicable to such shares has become effective, and we may withdraw or revoke any such offer, without obligation or commitment of any kind, at any time prior to notice of our acceptance given after the effective date.

Private placement of common stock

On October 27, 2014, the Company entered into a Stock Purchase Agreement (the “Private Placement Agreement”) with Kettle Hill Partners, LP and Kettle Hill Partners II, LP (collectively, the “Investors”) relating to the issuance and sale of the Company's common stock in a private placement.

On October 28, 2014, the Company closed the private placement and sold 300,000 shares of common stock (the “Shares”) to the Investors at $10.00 per share, raising $3.0 million.  The Company plans to use the proceeds from the sale of the Shares for general corporate purposes, including to fund a portion of the consideration in the GRSA Acquisition.

The Shares were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Shares were issued directly by the Company and did not involve a public offering or general solicitation. The Investors in the private placement are “accredited investors” as that term is defined in Rule 501 of Regulation D and acquired the Shares for investment only and not with a present view toward, or for resale in connection with, the public sale or distribution thereof.

In connection with the Private Placement Agreement, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file a registration statement on Form S-3 (or on Form S-1, if the Company is not then eligible to use Form S-3) and use its best efforts to cause such registration statement to become effective within three months after the date of filing such registration statement.  The Company is under no obligation to file a registration statement prior to the earlier of January 1, 2015 and such later date as agreed to by the parties.

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

Certain statements in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the “Report”), including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and with our audited consolidated financial statements, related notes thereto, and other detailed information included elsewhere in our Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

—	the timing and completion of the proposed GRSA Acquisition, the satisfaction or waiver of the closing conditions for the GRSA Acquisition, or any other failure to close the GRSA Acquisition;
—	our ability to obtain all Financing for the GRSA Acquisition or the terms of any such financing;
—

as a result of the Financings in connection with the GRSA Acquisition that would constitute indebtedness, our high leverage, substantial debt, security interests in our assets and revenue and, in the case of such indebtedness and the terms of the proposed Series B Preferred Stock, restrictive covenants that restrict the operation of our business and the business of our subsidiaries;

—	changes to our business, operations and organizational structure as a result of the proposed GRSA Acquisition and our ability to successfully integrate the GRSA Business entities;
—	uncertainty regarding our expected financial performance following completion of the GRSA Acquisition;
—	disruption in relationships with customers, employees and suppliers relating to the GRSA Business and our non-GRSA Business as a result of the GRSA Acquisition;
—	in the event we consummate the GRSA Acquisition:
o

changes in domestic and international demand for recycled aluminum, including in the automotive, aerospace, building and construction, consumer packaging and steel and durable goods manufacturing industries;

o

in the event we consummate the GRSA Acquisition, the cyclical nature of the aluminum industry, material adverse changes in the aluminum industry or our end-use segments, such as global and regional supply and demand conditions for aluminum and aluminum products, and changes in our customers’ industries;

o

commodity price fluctuations in the aluminum market and our ability to enter into effective commodity derivatives or arrangements to manage effectively our exposure to such commodity price fluctuations;

—	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
—	our ability to achieve future profitability;
—	our ability to control operating costs and other expenses;
—	our ability service our outstanding debt and secure additional financing;
—	the difficulty of keeping expense growth at modest levels while increasing revenues;
—	changes in business or other market conditions;
—	our ability to access federal and state NOLs and realize value from future tax benefits, including in connection with the operation of the GRSA Business following the proposed GRSA Acquisition;
—	our ability to obtain the expected benefits of the Company’s reincorporation in Delaware (the “Reincorporation”);
—	our dependence, as a holding company, on funding from our operating subsidiaries;
—	general economic conditions may be worse than expected;
—	competition among other companies with whom we compete may increase significantly;

—	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;
—

our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting, and to integrate the GRSA business into our disclosure controls and procedures and internal control over financial reporting;

—

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the FASB, the SEC and the Public Company Accounting Oversight Board;

—	changes in laws or government regulations or policies affecting the legacy businesses related to residential mortgage lending and servicing, which are now a part of discontinued operations;
—	the impact of current or new litigation matters, or changes in litigation strategies brought against us in our current businesses, the GRSA Business or SGGH, LLC’s former businesses;
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

OVERVIEW

Signature is a holding company that owns all of the outstanding interests of its operating company, SGGH, LLC. Our operations are largely concentrated in one operating segment, Industrial Supply. In 2013, we substantially wound down a second operating segment, Special Situations, which selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages. The Board and management expect to grow our business through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California NOLs and the experience of our Board and management to acquire operating businesses at prices and on terms that are aligned with our current growth plans.

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

As of September 30, 2014, Signature’s continuing operations had $85.8 million of assets, or 99.9% of our total assets, and $28.5 million of liabilities, or 82.7% of our total liabilities. Continuing operations includes Industrial Supply and Special Situations, plus Corporate and Other, which includes the assets, liabilities and operating results of operating subsidiaries that do not meet the reportable segment threshold and operating costs that relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations.

Industrial Supply. Our Industrial Supply segment, which includes NABCO, one of the largest circuit breaker suppliers in the United States, is based in Burbank, California. We focus on the replacement circuit breaker market for commercial and industrial circuit breakers, where replacement time is extremely important, and we also supply residential circuit breakers. We sell from nine warehouse distribution centers across North America, which enables us to improve customer delivery times, a key attribute of our service-oriented model. Industrial Supply’s assets are primarily comprised of inventory, accounts receivable and intangible assets and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

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

SGGH, LLC’s operations also include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of Fremont. During the quarter ended June 30, 2014, Cosmed, which owns the product formulations for a line of skin care products, was reclassified from discontinued operations to continuing operations when efforts to sell Cosmed were suspended. As of September 30, 2014, there are assets with nominal carrying values in discontinued operations and the remaining liabilities are being managed to limit costs and exposures.

Recent Developments

GRSA Acquisition

On October 17, 2014, we, and two newly formed, wholly owned subsidiaries, entered into the Purchase Agreement with Aleris and certain of its affiliates, to acquire Aleris’ global recycling and specifications alloys business for a total of $525.0 million; $495.0 million in cash and $30.0 million in Series B Preferred Stock issued to Aleris.

The transaction is not subject to a financing contingency. We currently intend to finance the cash portion of the purchase price and associated transaction costs using a combination of cash, equity and debt as follows: (i) $45.0 million in cash from Signature,  (ii) the net proceeds of the Equity Offering of 3.7 million shares of our common stock, (iii) the net proceeds of the $125.0 million Rights Offering for our common stock, less the net proceeds from the Equity Offering, (iv) $300.0 million in Senior Secured Notes issued by the Buyer, and (v) $70.0 million in opening draws on the Asset-Based Facility and the Factoring Facility. We have entered into commitment letters with Goldman Sachs and Deutsche Bank on the Senior Secured Notes, and with GE Capital on the Asset-Based Facility and Factoring Facility. We have also entered into backstop arrangements for the Equity Offering and Rights Offering with ZCOF and the funds of another institutional investor for up to $50.0 million in a secured bridge term loan and a purchase of up to $45.0 million in common shares, as well as with Aleris for a purchase of an additional $30.0 million of preferred stock. There can be no assurance that we will obtain this financing or close the transaction in a timely fashion or at all. The final structure and terms of the GRSA Acquisition financing will be subject to market conditions, and may be materially different than current expectations. Subject to the completion of all closing conditions, we presently anticipate closing the GRSA Acquisition prior to January 31, 2015. There can be no assurance that the transaction will close by such date, however, if at all. For more information regarding the GRSA Acquisition and Financings, see Note 15—Subsequent Events in Part I, Item 1 of this Report.Private placement of common stock

On October 28, 2014, we issued 300,000 shares of our common stock in a private placement at $10.00 per share, raising $3.0 million.  We plan to use the proceeds for general corporate purposes, including to fund a portion of the consideration in the GRSA Acquisition.

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

RESULTS OF OPERATIONS

The following table presents selected components of the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Operating revenues	$10,987	$9,781	$29,449	$34,254
Operating costs	12,739	12,278	33,528	35,905
Operating loss	(1,752)	(2,497)	(4,079)	(1,651)
Other income (expense)	2,408	(3,295)	3,053	(8,343)
Earnings (loss) from continuing operations before income taxes	656	(5,792)	(1,026)	(9,994)
Income tax expense (benefit)	317	(7)	527	86
Earnings (loss) from continuing operations	339	(5,785)	(1,553)	(10,080)
Earnings (loss) from discontinued operations, net of income taxes	428	(74)	1,931	(468)
Net earnings (loss)	$767	$(5,859)	$378	$(10,548)

EARNINGS (LOSS) PER SHARE
Basic:
Continuing operations	$0.03	$(0.48)	$(0.13)	$(0.85)
Discontinued operations	0.03	(0.01)	0.16	(0.04)
Basic earnings (loss) per share	$0.06	$(0.49)	$0.03	$(0.89)
Diluted:
Continuing operations	$0.03	$(0.48)	$(0.13)	$(0.85)
Discontinued operations	0.03	(0.01)	0.16	(0.04)
Diluted earnings (loss) per share	$0.06	$(0.49)	$0.03	$(0.89)

Consolidated Results of Operations

As discussed in more detail below in “Segments’ Results of Operations,” net earnings for the three months ended September 30, 2014 increased $6.7 million to $0.8 million, from a $5.9 million net loss for the three months ended September 30, 2013, and net earnings for the nine months ended September 30, 2014 increased $10.9 million to $0.4 million, from a $10.5 million loss for the nine months ended September 30, 2013. Basic earnings per share and diluted earnings per share were each $0.06 per share for the three months ended September 30, 2014. Basic and diluted earnings per share were $0.03 per share in the nine months ended September 30, 2014, and basic and diluted loss per share was $0.49 per share and $0.89 per share in the three and nine months ended September 30, 2013, respectively.

Segments’ Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following tables present our segment results of operations for the three months ended September 30, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2014
Operating revenues:
Net sales	$10,947	$—	$—	$—	$10,947	$—	$10,947
Interest	—	129	52	(141)	40	—	40
Total operating revenues	10,947	129	52	(141)	10,987	—	10,987
Operating costs:
Cost of goods sold	6,888	—	—	—	6,888	—	6,888
Selling, general and administrative	532	1	538	—	1,071	27	1,098
Compensation	870	—	985	—	1,855	—	1,855
Professional fees	99	—	2,331	—	2,430	169	2,599
Interest expense	219	—	141	(141)	219	—	219
Amortization of intangibles	270	—	6	—	276	—	276
Total operating costs	8,878	1	4,001	(141)	12,739	196	12,935
Operating profit (loss)	2,069	128	(3,949)	—	(1,752)	(196)	(1,948)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	2,400	—	2,400	—	2,400
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	(8)	—	16	—	8	374	382
Total other income (expense)	(8)	—	2,416	—	2,408	624	3,032
Earnings (loss) before income taxes	2,061	128	(1,533)	—	656	428	1,084
Income tax expense (benefit)	961	61	(705)	—	317	—	317
Net earnings (loss)	$1,100	$67	$(828)	$—	$339	$428	$767

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Three Months Ended September 30, 2013
Operating revenues:
Net sales	$10,230	$—	$4	$—	$10,234	$—	$10,234
Interest	—	302	—	(174)	128	27	155
Nonmarketable equity securities impairment	—	(581)	—	—	(581)	—	(581)
Total operating revenues	10,230	(279)	4	(174)	9,781	27	9,808
Operating costs:
Cost of goods sold	6,481	—	17	—	6,498	—	6,498
Selling, general and administrative	533	4	549	—	1,086	101	1,187
Compensation	691	—	1,444	—	2,135	26	2,161
Professional fees	141	—	1,020	—	1,161	246	1,407
Interest expense	249	—	910	(174)	985	—	985
Amortization of intangibles	397	—	16	—	413	—	413
Total operating costs	8,492	4	3,956	(174)	12,278	373	12,651
Operating profit (loss)	1,738	(283)	(3,952)	—	(2,497)	(346)	(2,843)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(3,300)	—	(3,300)	—	(3,300)
Recovery of allowance for repurchase reserve	—	—	—	—	—	250	250
Other, net	—	(14)	19	—	5	22	27
Total other income (expense)	—	(14)	(3,281)	—	(3,295)	272	(3,023)
Earnings (loss) before income taxes	1,738	(297)	(7,233)	—	(5,792)	(74)	(5,866)
Income tax expense (benefit)	828	(214)	(621)	—	(7)	—	(7)
Net earnings (loss)	$910	$(83)	$(6,612)	$—	$(5,785)	$(74)	$(5,859)

Industrial Supply

General

For the three months ended September 30, 2014, Industrial Supply generated pretax earnings of $2.1 million on $10.9 million of net sales, a pretax profit margin of 18.8%, as compared to pretax earnings of $1.7 million on $10.2 million of net sales, a pretax profit margin of 17.0% for the three months ended September 30, 2013. Net earnings were $1.1 million and $0.9 million in the three months ended September 30, 2014 and 2013, respectively, including $1.0 million and $0.8 million of allocated income tax expense under intercompany tax sharing agreements in 2014 and 2013, respectively. Adjusted EBITDA was $2.6 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively. (See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.)

Operating revenues

Operating revenues from Industrial Supply were $10.9 million for the three months ended September 30, 2014, as compared to $10.2 million for the three months ended September 30, 2013. The 7.0% increase in net sales is primarily attributable to increased customer orders and expansion of sales activities in geographic markets served by warehouse locations opened during the previous twelve months.

Operating costs

Operating costs at Industrial Supply were $8.9 million for the three months ended September 30, 2014, as compared to $8.5 million for the three months ended September 30, 2013. The $0.4 million increase in operating costs is primarily related to a $0.4 million increase in cost of goods sold as a result of increased sales.

Gross margin increased to 37.1% for the three months ended September 30, 2014, as compared to 36.6% for the three months ended September 30, 2013. The increase in gross margin is primarily attributable to improved product sourcing at lower prices.

Special Situations

Net earnings from Special Situations were $0.1 million for the three months ended September 30, 2014, on $0.1 million of operating revenues, as compared to a $0.1 million net loss for the three months ended September 30, 2013, on $(0.3) million of operating revenues. The negative operating revenues in 2013 included the impairment of an investment security.

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

The net loss reported in Corporate and Other decreased by $5.8 million to $0.8 million for the three months ended September 30, 2014, as compared to $6.6 million for the three months ended September 30, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other increased $5.8 million to net revenue of $2.5 million for the three months ended September 30, 2014, as compared to net expense of $3.3 million for the three months ended September 30, 2013. The increase is primarily related to the change in fair value of common stock warrant liability, which for the three months ended September 30, 2014, represented other income of $2.4 million, based largely upon the decrease in our stock price from June 30, 2014, while the change in fair value of common stock warrant liability in the three months ended September 30, 2013 represented $3.3 million of other expense.

Operating costs

Total operating costs from Corporate and Other were unchanged at $4.0 million for each of the three months ended September 30, 2014 and 2013. Signature realized aggregate reductions in selling, general and administrative expenses, compensation, and interest expense of approximately $1.3 million. These cost savings were offset by higher professional fees, including $1.5 million associated with the GRSA Acquisition.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of our former businesses, specifically, certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes increased $0.5 million to $0.4 million for the three months ended September 30, 2014, as compared to a $0.1 million loss for the three months ended September 30, 2013. The collection of a plaintiff recovery action resulted in $0.3 million of other income in the three months ended September 30, 2014.

Activity within discontinued operations continues to decline. With the sale of the last REO property and the favorable Faigin Settlement, discontinued operations has assets with nominal carrying values and twenty-seven legacy litigation cases to manage, including four recovery actions in which we are the plaintiff, as of September 30, 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following tables present our segment results of operations for the nine months ended September 30, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2014
Operating revenues:
Net sales	$29,325	$—	$—	$—	$29,325	$—	$29,325
Interest	—	378	101	(355)	124	—	124
Gain on real estate owned	—	—	—	—	—	39	39
Total operating revenues	29,325	378	101	(355)	29,449	39	29,488
Operating costs:
Cost of goods sold	18,730	—	432	—	19,162	—	19,162
Selling, general and administrative	1,359	8	1,579	—	2,946	138	3,084
Compensation	2,450	—	3,263	—	5,713	—	5,713
Professional fees	226	—	3,893	—	4,119	811	4,930
Interest expense	706	—	355	(355)	706	—	706
Amortization of intangibles	800	—	82	—	882	—	882
Total operating costs	24,271	8	9,604	(355)	33,528	949	34,477
Operating profit (loss)	5,054	370	(9,503)	—	(4,079)	(910)	(4,989)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	3,400	—	3,400	—	3,400
Goodwill impairment	—	—	(400)	—	(400)	—	(400)
Recovery of allowance for repurchase reserve	—	—	—	—	—	750	750
Litigation settlement	—	—	—	—	—	1,500	1,500
Other, net	(8)	—	61	—	53	591	644
Total other income (expense)	(8)	—	3,061	—	3,053	2,841	5,894
Earnings (loss) before income taxes	5,046	370	(6,442)	—	(1,026)	1,931	905
Income tax expense (benefit)	2,369	109	(1,951)	—	527	—	527
Net earnings (loss)	$2,677	$261	$(4,491)	$—	$(1,553)	$1,931	$378

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Nine Months Ended September 30, 2013
Operating revenues:
Net sales	$28,054	$—	$35	$—	$28,089	$—	$28,089
Interest	—	1,761	316	(817)	1,260	57	1,317
Nonmarketable equity securities impairment	—	(581)	—	—	(581)	—	(581)
Gain on sale of investment securities, available for sale	—	380	—	—	380	—	380
Discount recognized on payoff of loans receivable, net	—	80	—	—	80	—	80
Loss on real estate owned	—	—	—	—	—	(153)	(153)
Gain on sale of loans held for sale, net	—	5,026	—	—	5,026	—	5,026
Total operating revenues	28,054	6,666	351	(817)	34,254	(96)	34,158
Operating costs:
Cost of goods sold	17,669	—	126	—	17,795	—	17,795
Selling, general and administrative	1,282	95	1,758	—	3,135	440	3,575
Compensation	2,003	—	5,162	—	7,165	79	7,244
Professional fees	445	—	3,135	—	3,580	792	4,372
Interest expense	781	316	2,712	(817)	2,992	—	2,992
Amortization of intangibles	1,191	—	47	—	1,238	—	1,238
Total operating costs	23,371	411	12,940	(817)	35,905	1,311	37,216
Operating profit (loss)	4,683	6,255	(12,589)	—	(1,651)	(1,407)	(3,058)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(8,450)	—	(8,450)	—	(8,450)
Recovery of allowance for repurchase reserve	—	—	—	—	—	750	750
Other, net	—	(14)	121	—	107	189	296
Total other income (expense)	—	(14)	(8,329)	—	(8,343)	939	(7,404)
Earnings (loss) before income taxes	4,683	6,241	(20,918)	—	(9,994)	(468)	(10,462)
Income tax expense (benefit)	1,978	2,284	(4,176)	—	86	—	86
Net earnings (loss)	$2,705	$3,957	$(16,742)	$—	$(10,080)	$(468)	$(10,548)

Industrial Supply

General

For the nine months ended September 30, 2014, Industrial Supply generated pretax earnings of $5.0 million on $29.3 million of net sales, a pretax profit margin of 17.2%, as compared to pretax earnings of $4.7 million on $28.1 million of net sales, a pretax profit margin of 16.7% for the nine months ended September 30, 2013. Net earnings were $2.7 million in each of the nine months ended September 30, 2014 and 2013, including $2.3 million and $1.9 million of allocated income tax expense under intercompany tax sharing agreements in 2014 and 2013, respectively. Adjusted EBITDA was $6.8 million for each of the nine months ended September 30, 2014 and 2013. (See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.)

Operating revenues

Operating revenues from Industrial Supply were $29.3 million for the nine months ended September 30, 2014, as compared to $28.1 million for the nine months ended September 30, 2013. The 4.5% increase in net sales is primarily attributable to the expansion of sales activities in geographic markets served by our new warehouse locations.

Operating costs

Operating costs at Industrial Supply were $24.3 million for the nine months ended September 30, 2014, as compared to $23.4 million for the nine months ended September 30, 2013. The $0.9 million increase in operating costs is related to a $1.0 million increase in cost of goods sold, a $0.4 million increase in compensation and a $0.1 million increase in selling, general and administrative expense, partially offset by a $0.2 million decrease in professional fees, a $0.1 million decrease in interest expense and a $0.3 million decrease in amortization of intangibles. The increase in cost of goods sold is due to higher sales, while the decrease in professional fees and increase in compensation are primarily related to replacing consultants with experienced staff.

Gross margin decreased to 36.1% for the nine months ended September 30, 2014, as compared to 37.0% for the nine months ended September 30, 2013. The decrease in gross margin is primarily attributable to higher product costs associated with manufacturer price increases.

Special Situations

Net earnings from Special Situations was $0.3 million for the nine months ended September 30, 2014, on $0.4 million of operating revenues, as compared to $4.0 million for the nine months ended September 30, 2013, on $6.7 million of operating revenues. As a result of the sale of the residential real estate loan portfolio in the second quarter of 2013 and payoff of the commercial loans in the fourth quarter of 2013, the 2014 and 2013 results of operations are not comparable.

Management does not expect the ongoing operations of Special Situations to be significant for the foreseeable future.

Corporate and Other

The net loss reported in Corporate and Other decreased by $12.2 million to $4.5 million for the nine months ended September 30, 2014, as compared to $16.7 million for the nine months ended September 30, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other increased $11.2 million to net revenue of $3.2 million for the nine months ended September 30, 2014, as compared to net expense of $8.0 million for the nine months ended September 30, 2013. The increase is primarily related to the change in fair value of common stock warrant liability, which, for the nine months ended September 30, 2014, represented other income of $3.4 million and for the nine months ended September 30, 2013 represented $8.5 million of other expense as a result of changes in our stock price. Additionally, we recognized a $0.4 million goodwill impairment charge related to the reclassification of Cosmed to continuing operations in the second quarter of 2014.

Operating costs

Operating costs from Corporate and Other decreased $3.3 million to $9.6 million for the nine months ended September 30, 2014, as compared to $12.9 million for the nine months ended September 30, 2013. The decrease reflects a $1.9 million reduction in compensation in 2014, as compared to 2013, as a result of one-time severance events with former executives in 2013 and lower headcount in the corporate office in 2014.  Interest expense was reduced by $2.4 million as a result of lower average outstanding debt balances in 2014. Adjusting for the $1.5 million of diligence and advisory expenses related to the GRSA Acquisition, professional fees decreased by $0.7 million in 2014, as compared to 2013. Cost of goods sold represents a $0.4 million inventory impairment recognized on Cosmed’s inventory in the first quarter of 2014.

Discontinued Operations

Earnings from discontinued operations, net of income taxes increased $2.4 million to $1.9 million for the nine months ended September 30, 2014, as compared to a $0.5 million loss for the nine months ended September 30, 2013, primarily as a result of the $1.5 million Faigin Settlement in 2014.

Activity within discontinued operations continues to decline. With the sale of the last REO property and the favorable Faigin Settlement, there are assets with nominal carrying values within discontinued operations as of September 30, 2014, and twenty-seven legacy litigation cases to manage, including four recovery actions in which we are the plaintiff.

FINANCIAL CONDITION

The following table presents selected components of the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$44,754	$47,913
Restricted cash	21	2,805
Trade accounts receivable, net	4,907	3,737
Inventory	11,602	10,777
Other current assets	1,804	902
Current assets of discontinued operations	116	223
Total current assets	63,204	66,357
Intangible assets, net	2,002	2,904
Goodwill	17,780	18,180
Other noncurrent assets	2,915	2,682
TOTAL ASSETS	$85,901	$90,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$4,838	$3,228
Line of credit	1,180	500
Long-term debt due within one year	3,900	3,600
Other current liabilities	1,610	1,094
Current liabilities of discontinued operations	198	2,264
Total current liabilities	11,726	10,686
Long-term debt	10,675	13,600
Common stock warrant liability	5,900	9,300
Other noncurrent liabilities	354	119
Noncurrent liabilities of discontinued operations	5,750	6,500
TOTAL LIABILITIES	34,405	40,205
TOTAL STOCKHOLDERS’ EQUITY	51,496	49,918
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,901	$90,123

General

As discussed further below, total assets decreased by $4.2 million, or 4.7%, to $85.9 million as of September 30, 2014, from $90.1 million as of December 31, 2013; total liabilities decreased by $5.8 million, or 14.4%, to $34.4 million as of September 30, 2014, from $40.2 million as of December 31, 2013; and total stockholders’ equity increased to $51.5 million as of September 30, 2014, from $49.9 million as of December 31, 2013.

Changes in stockholders’ equity reflect net earnings during the period, increased by equity issuances and amortization of share-based compensation, and decreased by repurchases of our common stock. See the Statement of Changes in Stockholders’ Equity in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following tables present the assets and liabilities of our operating segments as of September 30, 2014 and December 31, 2013. Assets and liabilities not allocated to operating segments are included in Corporate and Other:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
September 30, 2014
Current assets:
Cash and cash equivalents	$231	$44	$44,479	$—	$44,754	$99
Restricted cash	—	—	21	—	21	—
Trade accounts receivable, net	4,907	—	—	—	4,907	—
Inventory	11,602	—	—	—	11,602	—
Other current assets	512	90	1,202	—	1,804	17
Total current assets	17,252	134	45,702	—	63,088	116
Intangible assets, net	1,888	—	114	—	2,002	—
Goodwill	17,780	—	—	—	17,780	—
Intercompany receivable	—	3,561	10,592	(14,153)	—	—
Other noncurrent assets	777	2,023	115	—	2,915	—
TOTAL ASSETS	$37,697	$5,718	$56,523	$(14,153)	$85,785	$116
Current liabilities:
Trade payables	$2,346	$—	$2,492	$—	$4,838	$53
Line of credit	1,180	—	—	—	1,180	—
Long-term debt due within one year	3,900	—	—	—	3,900	—
Litigation reserve	—	—	—	—	—	145
Other current liabilities	320	—	1,290	—	1,610	—
Total current liabilities	7,746	—	3,782	—	11,528	198
Long-term debt	10,675	—	—	—	10,675	—
Common stock warrant liability	—	—	5,900	—	5,900	—
Repurchase reserve	—	—	—	—	—	5,750
Intercompany payable	1,206	3,657	9,290	(14,153)	—	—
Other noncurrent liabilities	—	—	354	—	354	—
TOTAL LIABILITIES	$19,627	$3,657	$19,326	$(14,153)	$28,457	$5,948

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2013
Current assets:
Cash and cash equivalents	$66	$1,807	$46,040	$—	$47,913	$105
Restricted cash	—	—	2,805	—	2,805	—
Trade accounts receivable, net	3,736	—	1	—	3,737	—
Inventory	10,345	—	432	—	10,777	—
Real estate owned, net	—	—	—	—	—	75
Other current assets	383	97	422	—	902	43
Total current assets	14,530	1,904	49,700	—	66,134	223
Intangible assets, net	2,708	—	196	—	2,904	—
Goodwill	17,780	—	400	—	18,180	—
Intercompany receivable	—	3,171	4,001	(7,172)	—	—
Other noncurrent assets	489	2,125	68	—	2,682	—
TOTAL ASSETS	$35,507	$7,200	$54,365	$(7,172)	$89,900	$223
Current liabilities:
Trade payables	$2,160	$—	$1,068	$—	$3,228	$233
Line of credit	500	—	—	—	500	—
Long-term debt due within one year	3,600	—	—	—	3,600	—
Judgment and accrued interest	—	—	—	—	—	1,877
Litigation reserve	—	—	—	—	—	135
Other current liabilities	121	60	913	—	1,094	19
Total current liabilities	6,381	60	1,981	—	8,422	2,264
Long-term debt	13,600	—	—	—	13,600	—
Common stock warrant liability	—	—	9,300	—	9,300	—
Repurchase reserve	—	—	—	—	—	6,500
Intercompany payable	105	3,895	3,172	(7,172)	—	—
Other noncurrent liabilities	24	—	95	—	119	—
TOTAL LIABILITIES	$20,110	$3,955	$14,548	$(7,172)	$31,441	$8,764

Continuing Operations

Cash and cash equivalents

Cash and cash equivalents within continuing operations decreased $3.1 million to $44.8 million as of September 30, 2014, from $47.9 million as of December 31, 2013. Cash and cash equivalents at Industrial Supply, Special Situations and Corporate and Other totaled $0.2 million, $44 thousand and $44.5 million, respectively, as of September 30, 2014.

In the nine months ended September 30, 2014, cash and cash equivalents:

—	increased $0.1 million at Industrial Supply, primarily from the timing of customer receipts and vendor payments.
—	decreased $1.8 million at Special Situations, primarily as a result of the settlement of intercompany tax allocations, with cash moving to Corporate and Other.
—	decreased $1.5 million at Corporate and Other, primarily as a result of the payment of operating costs, which are discussed in more detail above under “Segments’ Results of Operations.”

Restricted cash

Restricted cash decreased $2.8 million to $21 thousand as of September 30, 2014, from $2.8 million as of December 31, 2013, as a result of the Faigin Settlement and release of funds securing a letter of credit. The amount of the judgment and accrued interest we owed the former executive were held by the California Superior Court and classified as restricted cash in our unaudited condensed consolidated balance sheets and were paid in the second quarter of 2014. Amounts held by the California Superior Court in excess of amounts due Mr. Faigin were returned to us and placed in our operating accounts. Additionally, $0.8 million of restricted funds securing a letter of credit were released in the quarter ended September 30, 2014.

Trade accounts receivable, net

Trade accounts receivable, net increased $1.2 million to $4.9 million as of September 30, 2014, from $3.7 million as of December 31, 2013, reflecting increased sales activity in the forty-five day period preceding September 30, 2014, compared to the same period preceding December 31, 2013.

 Inventory

Inventory increased $0.8 million to $11.6 million as of September 30, 2014, from $10.8 million as of December 31, 2013, from Industrial Supply’s growth, and expansion of their product offerings beyond circuit breakers. The increased inventory at Industrial Supply was partially offset by the $0.4 million inventory impairment recorded on Cosmed’s old packaging and shipping materials in the first quarter of 2014.

 Other assets

Other assets increased $1.1 million to $4.7 million as of September 30, 2014, from $3.6 million as of December 31, 2013, as a result of fees and costs associated with debt and equity financing transactions related to the GRSA Acquisition. Fees and costs associated with debt offerings are capitalized and recognized over the life of the debt instrument as a yield adjustment, while fees and costs associated with equity offerings are recorded as a reduction of gross proceeds upon issuance, or expensed if shares are not issued.

Goodwill and intangible assets

Intangible assets, comprised of customer relationships, trade names, trademarks and skin care product formulations decreased $0.9 million to $2.0 million as of September 30, 2014, from $2.9 million as of December 31, 2013, as a result of scheduled amortization.

Following Cosmed’s reclassification to continuing operations, all of Cosmed’s goodwill was determined to be impaired and a $0.4 million goodwill impairment charge was recorded in April 2014. There has been no impairment of intangible assets or the Industrial Supply goodwill as of September 30, 2014 and December 31, 2013.

Trade payables

Trade payables increased $1.6 million to $4.8 million as of September 30, 2014, from $3.2 million as of December 31, 2013, primarily from increased inventory levels and accrued professional fees associated with the GRSA Acquisition.

Line of credit

Line of credit increased $0.7 million to $1.2 million as of September 30, 2014, from $0.5 million as of December 31, 2013, primarily to fund the payment of intercompany payables reflecting income tax allocations under intercompany tax sharing agreements.

Long-term debt

Long-term debt decreased $2.6 million to $14.6 million as of September 30, 2014, from $17.2 million as of December 31, 2013, as a result of scheduled principal amortization payments on the term loans.

Common stock warrant liability

Common stock warrant liability decreased $3.4 million to $5.9 million as of September 30, 2014, from $9.3 million as of December 31, 2013. The $3.4 million change in fair value of common stock warrant liability during the nine months ended September 30, 2014 is primarily attributable to a decrease in the underlying market price of our common stock. See Note 7—Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $0.1 million as of September 30, 2014, from $0.2 million as of December 31, 2013. Liabilities of discontinued operations decreased to $5.9 million as of September 30, 2014, from $8.8 million as of December 31, 2013.

Judgment and accrued interest

Judgment and accrued interest was paid in the second quarter of 2014 in conjunction with the Faigin Settlement Agreement.  For additional information about the judgment, see the “Faigin Matter” in Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Repurchase reserve

The repurchase reserve decreased $0.7 million to $5.8 million as of September 30, 2014, from $6.5 million as of December 31, 2013. There were no settlements or new claims received during the nine months ended September 30, 2014, and we received no communication on our existing claims, which continued to age as described below. Accordingly, our estimated exposure has fallen and our reserve has likewise been reduced. While management believes the $5.8 million repurchase reserve is sufficient as of September 30, 2014, the reserve is subjective and is based on management’s current expectations utilizing facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of the recorded repurchase reserve. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

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

There were no settlements or new repurchase claims received during the nine months ended September 30, 2014. Total outstanding repurchase claims as of September 30, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

—	for more than six years in the case of $63.1 million in claims, or 62.0% of total claims outstanding;
—	for more than four years, but less than six years, in the case of $10.3 million in claims, or 10.2% of total claims outstanding; and
—	for more than two years, but less than four years, in the case of $28.3 million in claims, or 27.8% of total claims outstanding.

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

We calculate EBITDA and Adjusted EBITDA as earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of earnings (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations. Earnings (loss) from continuing operations is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA from continuing operations.

Our calculation of EBITDA and Adjusted EBITDA from continuing operations may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following table presents our reconciliation of earnings (loss) from continuing operations to EBITDA and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Earnings (loss) from continuing operations	$339	$(5,785)	$(1,553)	$(10,080)
Plus:
Interest	219	985	706	2,992
Taxes	317	(7)	527	86
Depreciation	40	31	109	75
Amortization of intangibles	276	413	883	1,238
EBITDA from continuing operations	1,191	(4,363)	672	(5,689)
Adjustments:
Change in fair value of common stock warrant liability	(2,400)	3,300	(3,400)	8,450
Share-based compensation	216	556	965	1,503
Accretion of discounts	—	(23)	—	(192)
Amortization of other capitalized costs	15	18	50	54
Gain on sale of loans	—	—	—	(5,026)
Nonmarketable equity securities impairment	—	581	—	581
Cosmed goodwill and inventory impairment	—	—	832	—
Acquisition-related professional fees	1,528	—	1,528	—
Incremental professional fees related to the Reincorporation and proxy contests	—	101	99	1,911
Total adjustments	(641)	4,533	74	7,281
Adjusted EBITDA from continuing operations	$550	$170	$746	$1,592

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

We expect to review and consider possible acquisitions of new businesses and evaluate the retention and disposition of our existing operations. Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents, and receivables from our subsidiaries related to tax sharing agreements and totaled $6.0 million as of September 30, 2014. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of September 30, 2014, our $300 million registration statement on Form S-3 is effective and on file with the SEC to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of September 30, 2014, are the payment of operating costs of the holding company.

Assets of our primary operating subsidiary, SGGH, LLC, are principally comprised of stock or membership interests of its subsidiaries and cash and cash equivalents. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of corporate overhead expenses associated with the business and operations of SGGH, LLC (excluding Industrial Supply, which is discussed below), including discontinued operations. SGGH, LLC’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses, which totaled $50.2 million as of September 30, 2014.

Industrial Supply Liquidity

Industrial Supply’s tangible assets are principally comprised of cash and cash equivalents, trade accounts receivable and inventory and totaled $16.8 million, in the aggregate, as of September 30, 2014. Industrial Supply’s current available liquidity is used to meet short-term cash requirements, which include the purchase of inventory, the payment of operating costs, and the repayment of its revolving line of credit and long-term debt. Industrial Supply’s principal source of liquidity includes its current cash and cash equivalents, collections of trade accounts receivable generated from sales of inventory, and, as of September 30, 2014, $2.8 million of unused borrowing capacity under a revolving line of credit facility. In October 2014, management engaged an investment banking advisor to explore strategic alternatives, including the possible sale of NABCO.

Proposed GRSA Acquisition Liquidity

On October 17, 2014, we signed the Purchase Agreement to purchase the GRSA Business from Aleris for $525.0 million, comprised of $495.0 million in cash and $30.0 million in shares of Series B Preferred Stock. Concurrent with our entry into the Purchase Agreement, we have entered into commitment letters (i) with Goldman Sachs and Deutsche Bank for $300.0 million of senior secured bridge loans of the Buyer; (ii) with GE Capital-U.S. for a $110.0 million senior secured revolving asset-based credit facility on U.S. and Canadian borrowers and assets of the GRSA Business,  (iii) with GE Capital-Germany for a €50.0 million factoring facility for a German subsidiary to be acquired in the transaction, (iv) with ZCOF and funds managed by another institutional investor for a secured bridge term loan of up to $50.0 million and a $45.0 million offering of our common stock to backstop the Rights Offering and Equity Offering, and (iv) with Aleris for up to $30.0 million in additional Series B Preferred Stock to backstop the Rights Offering and Equity Offering. We believe that these commitments, in addition to our existing cash balances, will be sufficient to finance the purchase price of the GRSA Acquisition. There can be no assurance that we will undertake or complete any such transactions. The final structure and terms of the acquisition financing will be subject to market conditions, and may be materially different than current expectations.

We believe that cash generated from operations, borrowings under our credit facilities and future debt and equity offerings, if any, will be sufficient to complete the proposed GRSA Acquisition and to meet our working capital requirements, anticipated capital expenditures, and scheduled debt payments throughout 2014 and for the next several years. However, our ability to satisfy our working capital requirements and debt service obligations, or fund our planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the aluminum industry), debt covenants, and financial, business and other factors, some of which are beyond our control. We expect that our indebtedness will increase in connection with the proposed GRSA Acquisition.

Comparison of the Nine Months Ended September 30, 2014 and 2013

During the nine months ended September 30, 2014, consolidated cash and cash equivalents decreased $3.2 million, compared to a $20.4 million increase during the nine months ended September 30, 2013.

Net cash used in operating activities in 2014 was $1.5 million, compared to $23.7 million of net cash provided by operating activities in 2013. The net cash provided by operating activities in 2013 included $27.1 million from the sale of the residential mortgage loan portfolio. Changes in our operating assets and liabilities resulted in net cash provided by operating activities of $1.5 million in 2014, compared to $1.7 million provided by operating activities in 2013.

Net cash provided by investing activities during the nine months ended September 30, 2014 totaled $48 thousand, compared to $3.8 million of net cash provided by investing activities during the nine months ended September 30, 2013. The net cash provided by investing activities in 2013 was largely the result of the $3.2 million of proceeds from the sale of investment securities and $0.5 million of net cash provided from loans receivable.

Net cash used in financing activities during the nine months ended September 30, 2014 and 2013 was $1.7 million and $7.1 million, respectively. The cash used in 2014 reflects $2.6 million of scheduled long-term debt repayments and net draws on our revolving line of credit totaling $0.7 million. The cash used in 2013 reflects $2.6 million of scheduled long-term debt repayments, net repayments on our revolving line of credit totaling $0.5 million, and the payment of $4.0 million of contingent consideration related to the NABCO acquisition.

As of September 30, 2014, we had $44.8 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months. As discussed above, the Shelf Registration gives us the flexibility to publicly offer various types of securities, including common stock, preferred stock, debt securities, warrants, subscription rights and units consisting of any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $300 million. We believe that the Shelf Registration enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. As of September 30, 2014, no securities had been issued under the Shelf Registration.

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

The security investors and the QSPEs do not have any recourse against the Company if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH, LLC holds these residual interests, which are carried at zero in the unaudited condensed consolidated balance sheets. Distributions, which totaled $0.2 million and zero during the nine months ended September 30, 2014 and 2013, respectively, are recorded in other income as received. Based on a review of trust activity, there is significant uncertainty as to the amount and timing of future distributions, if any.

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

CONTRACTUAL OBLIGATIONS

NABCO’s variable interest rate term loan has a $4.8 million balance as of September 30, 2014 and bears interest at the lender’s base rate plus 1.00% per annum, or 5.00%, payable monthly, and matures in September 2016. During the nine months ended September 30, 2014, $0.9 million of scheduled principal repayments were made.

NABCO’s fixed interest rate term loan has a $9.8 million balance as of September 30, 2014 and bears interest at 5.00% per annum, payable monthly, and matures in December 2018. During the nine months ended September 30, 2014, $1.7 million of scheduled principal repayments were made.

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

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. During the quarter, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

The risks presented below update the risks identified in our Annual Report.

The GRSA Acquisition may not be consummated in a timely manner or at all, including if we are unable to raise sufficient funds from the Financings to pay the purchase price under the Purchase Agreement. Failure to consummate the GRSA Acquisition may subject us to a significant termination fee, in addition to having a negative impact on our stock price, business and financial results. The closing of the Purchase Agreement is subject to certain customary closing conditions, including the expiration or termination of the applicable waiting periods under the HSR Act, and certain Mexican competition laws, Aleris’ transfer of certain discontinued property locations, the absence of legal impediments to the transaction or a material adverse effect on the GRSA Business, the parties’ performance of their respective obligations under the Purchase Agreement, the accuracy of the representations and warranties in the Purchase Agreement, and the release of certain liens, guarantees and liabilities on certain Aleris debt.  While the GRSA Acquisition is not contingent upon the consummation of any financing arrangement by us or our subsidiaries, we presently intend to use our currently available cash to fund only a portion of the $495.0 million cash purchase price. We plan to finance the remainder of the cash purchase price through a combination of the proceeds from the Equity Offering, the Rights Offering, the Notes Offering, the Asset-Based Facility and the Factoring Facility, with various backstops from Aleris and two institutional holders. We have commitments in place for certain of these Financings, as well as the backstop arrangements with Aleris and the two institutional holders, and we believe that we will be able to raise the necessary funds from these or other financing transactions in order to fund the GRSA Acquisition purchase price. However, we may fail to meet the conditions of the necessary financing or we may fail to raise sufficient proceeds to fund the full cash purchase price. Therefore, there can be no assurance that we will be able to raise the necessary funds in a timely fashion in order to close the Purchase Agreement, or at all.

In the event that we or our subsidiaries fail to perform our obligations under the Purchase Agreement or meet the other closing conditions, the GRSA Acquisition will not be consummated, and we would be required to pay Aleris a termination fee of $26.3 million.  Further, if the GRSA Acquisition fails to close, in addition to the diversion of time, effort and attention in preparation for the GRSA Acquisition, financings and integrated businesses, we may owe certain transaction and financing costs to the parties with whom we explored financing arrangements, we may face potential litigation for damages or equitable relief in respect of the failed transactions, and we may experience a material decrease in our stock price, loss of future business opportunities, a negative impact on our financial results and financial condition, and a loss of important business and employee relationships.

We may be unable to obtain the regulatory approvals required to complete the GRSA Acquisition or, in order to do so, we may be required to satisfy material conditions or comply with material restrictions. Consummation of the GRSA Acquisition is subject to review and approval by regulatory authorities, including pursuant to the HSR Act. While we do not anticipate having difficulty obtaining such approvals, there can be no assurance that we will obtain all required regulatory approvals. If a governmental authority or other party asserts objections to or challenges the GRSA Acquisition, we will use our reasonable best efforts to resolve any such objection or challenge to facilitate the consummation of the GRSA Acquisition. We have agreed to take all actions necessary to avoid or remove impediments to the transaction, including agreeing to divest assets, agreeing to restrictions on the business of the combined company and taking other actions to permit the consummation of the GRSA Acquisition. There can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required to obtain regulatory approvals.

If we consummate the GRSA Acquisition, we and the GRSA Business may incur significant cost, time, effort and attention on integration and the development of necessary support. These may hinder our ability to realize the expected benefits of the GRSA Acquisition. We are a holding company whose continuing operations currently consist of one primary operating segment. The GRSA Business represents a significantly larger operating business than the Company. The GRSA Business operates substantially on a stand-alone basis from Aleris and maintains its own sales, marketing, product development, manufacturing and other administrative teams, while receiving support from Aleris with respect to legal, purchasing, information technology (“IT”), tax and certain other financial and operating services such as human resources (“HR”), insurance and treasury. The GRSA Business will continue to operate as part of Aleris until closing of the GRSA Acquisition.

While we intend to operate the GRSA Business predominantly as a stand-alone business with substantially the same organizational structure, operations, management team, employees and locations as are presently used in the GRSA Business, the success of the GRSA Acquisition will substantially depend on our ability to incorporate the GRSA Business into the Company and support its business needs, as well as to effectively manage this significantly larger business. Such challenges include (i) the integration of the GRSA Business into our accounting reporting system, (ii) the development, adaptation and maintenance of the operating and administrative support systems historically provided by Aleris on which the GRSA Business has relied, including legal, purchasing, IT, tax, HR, insurance and treasury, and (iii) the ability of the GRSA Business and management to adapt to our policies, procedures and support systems.

If the transaction is consummated, incorporation of, and development of the necessary support for, the GRSA Business could be a lengthy process, requiring substantial expenditures by the Company, as well as significant time, effort and attention from the management teams and key employees of both the Company and the GRSA Business. Such demands could divert needed resources from both businesses. Further, these challenges could result in the loss of key employees; disruption of the ongoing businesses and relationships with customers, suppliers and other third parties; diversion of management and corporate attention to integration issues, tax costs and inefficiencies, inconsistencies in standards, controls, IT systems, accounting systems, procedures, policies, Sarbanes-Oxley controls, and other administrative systems. If any of these factors limit our ability to integrate the GRSA Business successfully or on a timely basis, we may not achieve the future strategic, operational, financial and other benefits anticipated to result from the GRSA Acquisition to the fullest extent or on a timely basis.

Beyond integration and development costs, potential termination penalties, and the cost of our diligence and preparation for the GRSA Acquisition, we will incur significant transaction and integration costs in connection with the GRSA Acquisition. In addition to the $525.0 million purchase price, we will incur significant transaction costs in connection with the GRSA Acquisition and the Financings.  Among these costs are fees or reimbursement of expenses under each of the Financings, including, notably, commitment, funding, duration, agency, and administration fees to the lenders arranging the Senior Secured Notes and the parties providing the Backstop Commitment Letters, Asset-Based Facility and Factoring Facility. Significant costs have been incurred and are expected to be incurred prior to the closing of the GRSA Acquisition. We presently anticipate that the GRSA Acquisition will be completed prior to January 31, 2015, after which time we will be subject to fees for extending the commitments under the Backstop Commitment Letters. There can be no assurance that the conditions to closing set forth in the Purchase Agreement will be met or waived on this timeline, or at all. Any delay in the closing of the GRSA Acquisition will increase the related transaction costs. The substantial majority of these costs will be nonrecurring expenses related to the GRSA Acquisition.

While we await the necessary governmental approvals, satisfy the closing conditions, and pursue the Financings for the GRSA Acquisition, we and the GRSA Business will be subject to business uncertainties that could adversely affect our and their businesses. Delays in closing the GRSA Acquisition could exacerbate these uncertainties and adverse effects. Uncertainty about the effect of the GRSA Acquisition on the employees and customers of both the Company and the GRSA Business may have an adverse effect on us and the GRSA Business and, consequently, on the combined company. Although we and Aleris intend to take actions to reduce any adverse effects during the time period before closing, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the GRSA Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with the GRSA Business, and to a lesser degree, our business, to seek to change existing business relationships with the two companies. Alternately, it could cause third parties who are considering doing business with us or the GRSA Business to delay taking action until the outcome of the GRSA Acquisition or the Financings is known. Employee retention could be reduced during the pendency of the GRSA Acquisition, as employees of the Company or the GRSA Business may experience uncertainty about their future roles with the combined company. If, despite retention and business partner management efforts, we or the GRSA Business lose key employees or customer/supplier relationships because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with the combined company, the business, operations, prospects and financial results of the combined company could be harmed.

The GRSA Acquisition may not be accretive to earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock. We currently anticipate that the GRSA Acquisition will be accretive to our earnings per share in the first completed fiscal quarter following its consummation. This expectation is based on our preliminary estimates, which may change materially. We may encounter additional or unforeseen transaction and integration-related costs, we may fail to realize all of the anticipated benefits of the GRSA Acquisition or we may be otherwise subject to factors that affect preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the GRSA Acquisition and contribute to a decrease in the price of our common stock.

If the GRSA Acquisition is completed, as owner, we will operate a substantially larger entity in an industry and locations in which we do not currently operate, subject to additional regulations, risks and uncertainties that we have not previously faced. These could exceed our expectations and have a negative impact on our financial condition and results of operations. If the GRSA Acquisition is consummated, the size of the Company and our primary operating segment following the transaction will change substantially compared with our current operations. As a result, any risk or uncertainty that is significant to the GRSA Business, including those highlighted below, will also be significant to us and have a negative effect on our financial condition and results of operations.

The GRSA Business is a global leader in third-party aluminum recycling, with operating locations in the United States, Canada, Mexico, the United Kingdom, Norway and Germany. International operations generally are subject to risks, including:

•	changes in U.S. and international governmental regulations, trade restrictions and laws, including tax laws and regulations;
•

compliance with U.S. and foreign anti-corruption and trade control laws, such as the Foreign Corrupt Practices Act and U.K. Bribery Act, export controls and economic sanction programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control;

•	currency exchange rate fluctuations;
•	tariffs and other trade barriers:
•	the potential for nationalization of enterprises or government policies favoring local production;
•	interest rate fluctuations;
•	high rates of inflation;
•	currency restrictions and limitations on repatriation of profits;
•	differing protections for intellectual property and enforcement thereof;
•	differing and, in some cases, more stringent labor regulations;
•	divergent environmental laws and regulations; and
•	political, economic and social instability.

The occurrence of any of these events could cause the costs of the GRSA Business to rise, limit its growth opportunities or have a negative effect on its operations and its ability to plan for future periods, and subject it to risks not generally prevalent in the U.S. Further, because the financial condition and results of operations of some of the GRSA Business entities are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate, appreciation of the U.S. dollar against these currencies may have a negative impact on reported revenues, operating profit, and accounts receivable, while depreciation of the U.S. dollar against these currencies may generally have a positive effect. In addition, a portion of the revenues generated by the international operations of the GRSA Business are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar may have a positive impact on the earnings of the GRSA Business, while depreciation of the U.S. dollar may have a negative impact on earnings.

The GRSA Business depends on scrap for its operations. It acquires scrap inventory from numerous sources, which generally are not bound by long-term contracts and have no obligation to sell scrap metals to the GRSA Business. In periods of low industry prices, such as during the recent U.S. economic crisis, suppliers to the GRSA Business may elect to hold scrap and wait for higher prices. In addition, exports of scrap by these suppliers out of North America and Europe can negatively impact scrap availability and scrap and metal spreads. If the GRSA Business does not have an adequate supply of scrap metal, it would be unable to recycle metals at desired volumes. An inability of the GRSA Business to manage input, production or delivery costs, whether due to internal or external challenges, may result in lower operating profit margins.

A substantial percentage of the U.S. employees of the GRSA Business, and substantially all of its non-U.S. employees, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements. These agreements are subject to periodic renegotiation. Although Aleris has had success in the past with renegotiation of collective bargaining agreements, there can be no assurance that future renegotiations will prove successful. If labor negotiations do not conclude successfully, the costs of labor may increase and, in that case or any other, work stoppages or labor disturbances may occur in the GRSA Business. Any such stoppages or disturbances in the GRSA Business may have a negative impact on the financial condition and results of operations of the GRSA Business, and therefore the Company, by limiting plant production, sales volumes and profitability.

Given the heavy industrial nature of the GRSA Business operations, notwithstanding the safety precautions taken, there exists a significant risk of injury or death to the employees or other visitors of the GRSA Business. These operations are subject to regulation by various federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health

Administration. While the GRSA Business maintains policies to minimize such risks, it may not be able to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed the applicable insurance coverage and may have a material adverse effect on the results of operations and financial condition of the GRSA Business, and therefore the Company.

The operations of the GRSA Business are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites and employee health and safety. Further, future environmental regulations could impose stricter compliance requirements on the industries in which the GRSA Business operates, including the need to purchase additional pollution control equipment, make process changes, or take other environmental control measures.

Financial responsibility for contaminated property could be imposed on the GRSA Business where its current operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other claims, as well as lost or impaired natural resources. Changes in environmental requirements or changes in their enforcement could materially increase the costs of the GRSA Business. For example, if salt cake, a by-product from some of its recycling operations, were to become classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase and could result in significant increased expenditures. While the GRSA Business maintains reserves related to potential environmental liabilities, there can be no assurance that such reserves are adequate for its current or future environmental liabilities.

If the GRSA Business is unable to maintain compliance with U.S. federal, state and non-U.S. regulatory requirements, we could incur substantial costs, including fines, civil penalties and criminal sanctions, or costs associated with upgrades to improve facilities or changes in manufacturing processes in order to achieve and maintain regulatory compliance.  While we intend to operate the GRSA Business largely as a stand-alone business, our results of operations, financial condition and stock price will largely depend on how the GRSA Business can handle its business risks and uncertainties. These risks and uncertainties may exceed our expectations, and it may take time for us to mitigate them.

Our acquisition of the GRSA Business may expose us to unknown or contingent liabilities for which we will not be adequately indemnified. The entities that we will acquire in the GRSA Acquisition may have unknown or contingent liabilities, including liabilities for failure to comply with environmental and other laws and regulations, and for litigation or other claims.  While the Purchase Agreement includes indemnification provisions, the total amount of indemnification related to breaches of representations, warranties and covenants is generally capped at $67.0 million, excluding certain fundamental representations, taxes and Title IV of ERISA, and, generally, Aleris will not be obligated to indemnify us until the aggregate amount of all losses exceeds a deductible of $3.0 million, and then only to the extent that the losses exceed such deductible. However, certain scheduled environmental matters are subject to a deductible of approximately $23.9 million. Based on these provisions we may incur material liabilities for the past activities of the GRSA Business. Such liabilities and related legal or other costs and/or resulting reputational damage could negatively impact our business, financial condition and results of operations.

The market price of our common stock after the GRSA Acquisition may be affected by factors different from those affecting our shares currently. Our current business differs significantly from the GRSA Business in several ways, including size, industry, geographic area, and applicable regulations. As a result, if the GRSA Acquisition is consummated, the results of operations of the combined company and the market price of our shares of common stock may be affected by factors different from those currently affecting our independent results of operations.

We will issue at least $25.0 million in Series B Preferred Stock if we consummate the GRSA Acquisition, which will have superior rights to our common stock. In connection with the GRSA Acquisition, we have agreed to create and issue $30.0 million in Series B Preferred Stock to Aleris to be held in an escrow in order to secure Aleris’ indemnification obligations under the Purchase Agreement; this amount will be reduced to $25.0 million in Series B Preferred Stock and $5.0 million in cash if aggregate net proceeds of the Equity Offering and Rights Offering are at least $112.5 million. In addition, under the Backstop Agreement, Aleris would be required to purchase up to an additional $30.0 million of Series B Preferred Stock. If we consummate the GRSA Acquisition and issue the Series B Preferred Stock, it could have a material impact on the rights of our common stockholders in terms of dividends, repurchases and redemptions by, or in the event of a liquidation of, the Company.

We will pay quarterly dividends on the Series B Preferred Stock, increasing from 7.0% after eighteen months, to 8.0% for twelve months, to 9.0% thereafter, with dividends payable in kind for the first two years, and thereafter in cash.  Other than dividends or distributions payable on our common stock in shares of common stock, the Series B Preferred Stock will rank superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions.

The Series B Preferred Stock will generally have no voting rights, except, among other customary matters, for any merger (unless the Series B Preferred Stock remains outstanding or is purchased at the liquidation preference), for any acquisition valued at more than 5% of the consolidated assets of the Company (so long as at least $10.0 million in aggregate principal amount of Series B Preferred Stock remain outstanding), or (for the first two years of the Series B Preferred Stock) for the declaration or payment of cash dividends on the common stock or generally the purchase, redemption or acquisition of common stock (outside of shares issued to the parties to the Backstop Commitment Letters and certain employee issuances).

Our current debt agreements, the proposed Financings in connection with the GRSA Acquisition and future debt financing arrangements that we or our subsidiaries may enter into otherwise, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these limits could have a material adverse effect on our operations, business and financial results.  As of September 30, 2014, we had approximately $15.8 million of indebtedness outstanding. Our outstanding indebtedness, including the indebtedness of our wholly owned subsidiary Buyer, would have been approximately $385.8 million had the GRSA Acquisition and the proposed Financings occurred as of September 30, 2014. Further, the GRSA Business will have additional borrowing capacity under the Asset-Based Facility and Factoring Facility.  Interest costs related to this indebtedness together with the dividends on the Series B Preferred Stock we expect to issue will be substantial. The Senior Secured Notes, the Asset-Based Facility, the Factoring Facility, the Backstop Notes (if funded) and the Series B Preferred Stock, and the instruments governing our other indebtedness contain, or will contain, certain customary restrictions, covenants, provision for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us or the GRSA Business (through Buyer) to satisfy certain financial tests and maintain certain financial ratios, restrict our or the GRSA Business’s ability to engage in specified types of transactions, and otherwise limit the distributions of funds from the GRSA Business to us. This overall leverage and the terms of our financing arrangements could:

•	limit the ability to pay dividends, especially from Buyer to us in respect of the GRSA Business;
•	make it more difficult to satisfy obligations under the terms of this indebtedness;
•	limit the ability to refinance this indebtedness on terms acceptable to the GRSA Business or us, or at all;
•

limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or the GRSA Business operate and increase the vulnerability to general adverse economic and industry conditions;

•

require the dedication of a substantial portion of cash flow to make interest and principal payments on this debt, thereby limiting the availability of cash flow to distribute to us or to fund future acquisitions, working capital, business activities, and other general corporate requirements;

•	restrict sales of key assets;
•	limit the ability to substantially change our business or enter into new lines of business;
•

limit the ability to obtain additional financing for working capital, to fund growth or acquisitions or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; or

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

In addition, the restrictive covenants would require us to maintain specified financial ratios and satisfy other financial conditions and tests. Our ability to meet those financial ratios, conditions and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

With respect to the GRSA Acquisition, if consummated, challenges with integration, the industry, operations and other business, market and acquisition-related risks, as well as various uncertainties and events beyond our control, could affect our ability to comply with such restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.

Upon the occurrence of an event of default under any such financing arrangement, the relevant lenders could accelerate the maturity of the debt and foreclose upon any collateral securing the debt. In this event, we may lack sufficient funds or other resources to satisfy all of our obligations. In addition, any limitations imposed by financing agreements on our ability to incur additional debt or to take other actions could significantly impair our ability to obtain other financing.

We do not currently control the GRSA Business and will not control the GRSA Business until the completion of the GRSA Acquisition. We do not currently control the GRSA Business and will not control the GRSA Business until the completion of the GRSA Acquisition.  The Purchase Agreement imposes certain limitations on how the GRSA Business may be managed while the Acquisition is pending, but we cannot assure you that the GRSA Business will be operated in the same way as it would be under our control.

We have engaged an investment banking advisor to explore strategic alternatives, including the possible sale of NABCO. If we sell NABCO and we do not consummate the GRSA Acquisition, you may own shares only in a holding company largely without operations. In October 2014, we engaged an investment banking advisor to evaluate possible strategic alternatives for NABCO, our wholly owned subsidiary that comprises Industrial Supply, our principal operating segment. These strategic alternatives include a potential sale of NABCO. It is possible that we could receive an attractive offer for this business and that we could sell the stock or assets of NABCO prior to the consummation of the GRSA Acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s equity securities made during the nine months ended September 30, 2014 to satisfy payroll tax withholding obligations of employees upon the vesting of their restricted common stock awards, in accordance with the terms of their awards and the Incentive Plan:

Signature1	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	9,229	$10.75	—	—
February 1 — February 28	—	—	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	—	—	—	—
May 1 — May 31	—	—	—	—
June 1 — June 30	—	—	—	—
July 1 — July 31	—	—	—	—
August 1 — August 31	—	—	—	—
September 1 — September 30	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: November 6, 2014	/s/ CRAIG T. BOUCHARD
Craig T. Bouchard
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2014	/s/ KYLE ROSS
Kyle Ross
Executive Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Accounting and Financial Officer)