Form 10-K
period 2014-12-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2015-03-16
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

☐ Large Accelerated Filer	☑ Accelerated Filer

☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $120,123,768 on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on the OTCQX Marketplace, on that date. Shares of the Registrant’s common stock held by each officer, director and each person known to the Registrant to own 10% or more of the outstanding voting power of the Registrant, as of that date, have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

On February 27, 2015, 27,219,334 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2015.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2014

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”), including, without limitation, matters discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•

changes to our business, operations and organizational structure as a result of the Real Alloy Acquisition (as defined below) and our ability to successfully integrate the GRSA Business (as defined below);

•	uncertainty regarding our expected financial performance following completion of the Real Alloy Acquisition;
•

the servicing of, and the high leverage associated with, the indebtedness from the Financings (as defined below), substantial debt, security interests in the assets associated with such indebtedness, and compliance with the terms of the indebtedness, including the restrictive covenants that constrain the operation of our business and the business of our subsidiaries;

•

changes in domestic and international demand for recycled aluminum, including in the automotive, aerospace, building and construction, consumer packaging, and steel and durable goods manufacturing industries;

•

the cyclical nature of the aluminum industry, material adverse changes in the aluminum industry or end-use segments, such as global and regional supply and demand conditions for aluminum and aluminum products, and changes in our customers’ industries;

•

commodity price fluctuations in the aluminum market and our ability to enter into effective commodity derivatives or arrangements to manage effectively our exposure to such commodity price fluctuations;

•

our ability to use federal and state net operating loss tax carryforwards (“NOLs”) and recognize future tax benefits, including in connection with the NABCO Sale (as defined below), the Real Alloy Acquisition and the Financings;

•	disruption in relationships with customers, employees and suppliers relating to the GRSA business and our other businesses as a result of the Real Alloy Acquisition;
•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
•	our ability to achieve future profitability;
•	our ability to control operating costs and other expenses;
•	our ability to secure additional financing;
•	our ability to obtain listing on a national stock exchange, such as the NASDAQ;
•	our ability to obtain the expected benefits of our January 2014 holding company reincorporation from Nevada to Delaware (the “Reincorporation”);
•	our dependence, as a holding company, on funding from our operating subsidiaries;
•	general economic conditions may be worse than expected;
•	competition among other companies with whom we compete may increase significantly;
•	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;
•

our ability to maintain disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting, and to integrate Real Alloy into our disclosure controls and procedures and internal control over financial reporting;

1

•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Securities and Exchange Commission (“SEC or “Commission”) and the Financial Accounting Standards Board (“FASB”);

•	changes in laws or government regulations or policies affecting the legacy businesses related to residential mortgage lending and servicing, which are now a part of discontinued operations;
•	the impact of current or new litigation matters, or changes in litigation strategies brought against us in our current businesses, Real Alloy, or our subsidiary SGGH, LLC’s former businesses;
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

2

PART I

Item 1.	Business

Overview and Recent Events

Signature Group Holdings, Inc. (“we” or “us”) is a holding company that owns all of the outstanding interests of its two primary operating companies, Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) and SGGH, LLC. Management and the Board of Directors of the Company (the “Board”) expect to grow our business through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California NOLs and the experience of our management and Board to acquire operating businesses at prices and on terms that are aligned with our growth plans.

In 2014, our operations were largely concentrated in one operating segment within SGGH, LLC, Industrial Supply, which included one of the largest independent circuit breaker suppliers in the United States. In 2013, we substantially wound down a second operating segment, Special Situations, which selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages.

In October 2014, Real Alloy Holding, Inc. (“Real Alloy” and formerly SGH Acquisition Holdco, Inc., a wholly owned subsidiary of Real Alloy Parent), entered into a definitive Purchase and Sale Agreement (the “Real Alloy Purchase Agreement”) to acquire certain subsidiaries of Aleris Corporation (“Aleris”) comprising Aleris’ global recycling and specification alloys business (“GRSA” and collectively, the “GRSA Entities” or “GRSA Business”) for $525.0 million (the “Real Alloy Acquisition” and previously referred to in other SEC filings as the “GRSA Acquisition”), subject to adjustments for the cash, indebtedness, transaction expenses and net working capital of the GRSA Entities. In February 2015, we consummated the Real Alloy Acquisition.

From October 2014 through February 2015, we, Real Alloy, and other related subsidiaries, completed a series of equity and debt financing transactions to raise the capital required to fund the Real Alloy Acquisition and pay transaction costs as summarized below (collectively, the “Financings”):

•

In October 2014, Signature issued 0.3 million shares of common stock at $10.00 per share to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “October 2014 Private Placement”) providing gross proceeds of $3.0 million, which were used to fund the Real Alloy Acquisition;

•

In December 2014, Signature issued approximately 4.4 million shares of common stock at $6.50 per share in an underwritten public offering (the “Equity Offering”) providing gross proceeds of $28.5 million, which were used to fund the Real Alloy Acquisition;

•

In January 2015, Real Alloy (as successor to SGH Escrow Corporation) issued $305.0 million in senior secured notes due January 2019 (the “Senior Secured Notes”) at a price of 97.206% of the principal amount, providing gross proceeds of $296.5 million, which were used to fund the Real Alloy Acquisition;

•

In February 2015, Signature issued approximately 9.8 million shares of common stock to existing stockholders in a stapled rights offering (the “Rights Offering”), providing gross proceeds of $55.0 million, of which $50.0 million was used to fund a portion of the Real Alloy Acquisition;

•

In February 2015, the U.S., Canadian and German operating subsidiaries of Real Alloy entered into new credit facilities, including a $110.0 million asset-based lending facility (the “Asset-Based Facility”) secured by assets of certain of Real Alloy’s North American subsidiaries, and a €50.0 million factoring facility (the “Factoring Facility”) for the purchase of eligible accounts receivable of Real Alloy’s German operations. The initial draws on the Asset-Based Facility and Factoring Facility provided gross proceeds of $59.5 million and €25.0 million ($28.0 million), respectively, of which $73.5 million was used to fund a portion of the Real Alloy Acquisition and approximately $14.0 million was drawn for operating purposes; and

•

In February 2015, Signature issued 25,000 shares, at $1,000 per share, of a new series of non-participating preferred stock (the “Series B Preferred Stock”) to Aleris, with a stated value of $25.0 million, as a portion of the purchase price for the Real Alloy Acquisition.

In January 2015, we sold the primary operating entity of Industrial Supply, North American Breaker Co., LLC (“NABCO”), SGGH, LLC’s wholly owned subsidiary, to an investor group led by PNC Riverarch Capital, a division of PNC Capital Finance, LLC, for $78.0 million in cash, subject to the repayment of debt and other expenses and the assumption of certain liabilities (the “NABCO Sale”). The purchase price is subject to adjustment, including based upon the actual net working capital at closing. As a result of the Board authorizing the sale of NABCO on January 8, 2015 and following the NABCO Sale, Industrial Supply will no longer be a reportable operating segment and will be reported under discontinued operations in all future filings.

As a result of the acquisition, divestiture and financing activities described above, our operations in 2015 will be substantially different from that reported in the period covered by this Annual Report. Because of the transformative nature of the these activities, we are providing supplementary disclosures regarding the operations of GRSA and Real Alloy not covered by this Annual Report in order to provide investors pertinent information about our future operating activities. We expect to update Part I, Item 7A Quantitative and Qualitative Disclosures About Market Risk related to Real Alloy in our Form 10-Q for the quarterly period ending March 31, 2015. We use ‘GRSA’ when we refer to the historical operations and financial information of the GRSA Entities, and ‘Real Alloy’ when we refer to the current or future operations and financial information.

Corporate History

Signature Group Holdings, Inc., a Nevada corporation (“Signature Nevada”) was originally incorporated as Fremont General Corporation (“Fremont”) in 1972. On June 11, 2010 (the “Reorganization Effective Date”), Fremont completed a nearly two year plan of reorganization process (the “Plan of Reorganization”) and emerged from Chapter 11 bankruptcy proceedings (“Bankruptcy Proceedings”) as a renamed public company with significant cash resources and a substantial amount of NOLs, which, as of December 31, 2014, included estimated federal and California NOLs of $933.6 million and $994.7 million, respectively.

After the Reorganization Effective Date, Signature Nevada was repositioned through the divestiture of non-core legacy assets, the settlement and resolution of a significant number of legacy legal actions, and it made select investments through Special Situations, and acquired NABCO.

On January 2, 2014, we completed a holding company reorganization and reincorporation from Nevada to Delaware to take advantage of the benefits of Delaware corporate law and to provide a better organizational structure for our future acquisitions and the management of existing operations. To accomplish this, in late 2013, Signature Nevada formed SGH Holdco, Inc., a Delaware corporation, and its subsidiary, SGGH, LLC. In the Reincorporation, following the approval of the Company’s stockholders at a Special Meeting of Stockholders, Signature Nevada merged with and into SGGH, LLC, with Signature Nevada ceasing to exist and SGGH, LLC continuing as the surviving entity and as a wholly owned subsidiary of SGH Holdco, Inc., which concurrent with the merger, was renamed Signature Group Holdings, Inc., a Delaware corporation (“Signature Delaware” or “Signature”). In the Reincorporation, each outstanding share of common stock of Signature Nevada was automatically converted into one share of common stock of Signature Delaware.

Operations of Signature and Our Segments

In 2014, the Company’s primary business activities were conducted by SGGH, LLC, principally through one operating segment, Industrial Supply, which was sold in January 2015. The operations of a second segment, Special Situations, also part of SGGH, LLC, were largely wound down in 2013. With the Real Alloy Acquisition, our operations will primarily be conducted through Real Alloy beginning in the first quarter of 2015.

We report our results of operations under both continuing and discontinued operations. All of the activities related to our operating segments, our growth plans and activities, as well as ongoing general corporate functions are included in continuing operations. Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold, are held for sale or have been discontinued by the Company. For more information on the financial performance of our segments, please see our consolidated financial statements included Part IV, Item 15 of this Annual Report.

Continuing Operations

As of December 31, 2014, our continuing operations had $121.8 million in assets, or 99.9% of our total assets, and $30.6 million of liabilities, or 84.3% of our total liabilities.

Industrial Supply. Industrial Supply, headquartered in Burbank, California, was one of the largest independent suppliers of circuit breakers in North America. Primarily consisting of NABCO, it sold primarily to wholesale electrical distributors from eight warehouse locations across the United States and one in Canada, which enabled it to speed customer delivery times, a key attribute of its service-oriented model. This national presence allowed Industrial Supply to service a broad section of its customer base with next day ground shipping, providing a competitive advantage for the mission critical components it supplied. In 2014, Industrial Supply served approximately 600 customers, shipped approximately 5,500 SKUs to over 3,000 customer locations in North America. Revenues from U.S. and Canadian customers were $39.1 million and $0.7 million in the year ended December 31, 2014, respectively. Industrial Supply focused on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but also supplied residential circuit breakers. Industrial Supply’s customer base included many of the largest wholesale electrical distribution companies in the United States, who find it impracticable to stock more than a limited amount of circuit breaker inventory, given the broad number of SKUs and infrequent demand, and prefer the convenience Industrial Supply offered as a just-in-time supplier. By providing industry-leading customer service, maintaining an extensive inventory, and offering same day shipping, Industrial Supply became a preferred supplier for many of its large wholesale electrical distributor customers. Customers for whom Industrial Supply was a preferred supplier represented 48.9% of Industrial Supply net sales in 2014.

Other pertinent business factors include:

•	Industrial Supply’s business was seasonal with higher sales volume occurring during the summer months as weather conditions drive increased electrical usage;
•	Industrial Supply’s business operated in a highly fragmented market with hundreds of competitors, although few have the depth of inventory or national presence it does; and
•	Industrial Supply did not sell used circuit breakers, nor did it refurbish circuit breakers.

Industrial Supply’s assets were primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities are primarily comprised of trade payables, a line of credit and long-term debt.

As previously discussed, the primary operating unit within Industrial Supply, NABCO, was sold in January 2015 for $78.0 million in cash. After the repayment of NABCO’s debt, the payment of certain transaction expenses, and the $3.9 million escrow holdback, net proceeds from the NABCO Sale were approximately $56.3 million and the gain before provision for income taxes is estimated to be approximately $40.5 million (for financial reporting purposes), which will be recorded in the first quarter of 2015. Consequently, the historical assets, liabilities and results of operations of Industrial Supply will be reported within discontinued operations in all future filings.

Special Situations. Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance, and it also took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. In the second quarter of 2013, management and the Board initiated actions to reduce activities in this segment in order to focus on growth through acquisitions, and organic efforts within Industrial Supply. At that time, a majority of Special Situations’ assets, specifically its portfolio of residential real estate loans, were sold, generating cash proceeds of $27.1 million and a $5.0 million gain. Additional assets were monetized in the second half of 2013 and in fourth quarter of 2014, including the receipt of a full payoff of its commercial loans and the recognition of $0.4 million of discount on the payoff of loans receivable, and the receipt $2.9 million in cash and a $2.1 million gain, when the private company that issued Special Situations’ preferred nonmarketable equity security was sold and its interest was redeemed.

As of December 31, 2014, total assets of Special Situations are comprised of a $1.2 million portfolio of commercial real estate loans. Management does not expect to deploy significant additional capital in this segment for the foreseeable future. See “Review of Consolidated Financial Condition” below for additional information about Special Situations’ divestitures.

Discontinued Operations

SGGH, LLC’s operations also include a discontinued operations segment, where SGGH, LLC holds and manages certain assets and liabilities related to the former businesses of Fremont, including Fremont Investment & Loan (“FIL”). These assets and liabilities are being managed to maximize cash recoveries and limit costs and exposures to the Company. As of December 31, 2014, discontinued operations had $0.1 million in assets, or 0.1% of our total assets, and $5.7 million in liabilities, or 15.7% of our total liabilities.

Discontinued operations also include expenses and liabilities associated with various litigation matters that pertain to Fremont’s prior business activities, including, as of December 31, 2014, nineteen defensive cases involving individual home borrowers, the majority of whom are contesting foreclosure against the loan servicer and current mortgage owner, and where Fremont has been named in the matter as the originator of the mortgage. SGGH, LLC is also involved in two defensive cases involving former Fremont executives seeking severance claims and has received notices for defense, contribution and indemnification from investment banks and other counterparties who purchased Fremont loans and are currently defendants in litigation matters to which SGGH, LLC, Fremont or its subsidiaries are not a party. See “Legal Proceedings” included in Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which we are involved.

The largest discontinued operations liability is the residential loan repurchase reserve. As of December 31, 2014, the repurchase reserve liability was $5.5 million. This liability represents estimated losses SGGH, LLC may experience from repurchase claims, both known and unknown, if a court were to conclude that certain representations and warranties provided by FIL to counterparties that purchased the residential real estate loans FIL originated, predominantly from 2002 through March of 2007, were breached. See Note 16—Discontinued Operations in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for additional information about our discontinued operations and the repurchase reserve.

The Global Recycling and Specification Alloys Business of Real Alloy

Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Industries served include automotive, consumer packaging, steel and durable goods, aerospace, and building and construction. Real Alloy processes scrap aluminum and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving it a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-four facilities strategically located throughout North America and Europe and, as of September 30, 2014, GRSA had approximately 1,600 employees. For the twelve months ended September 30, 2014, GRSA’s revenues were approximately $1.5 billion and its invoiced volume was 1,204 kilotons (“kt”).

Value Chain

Real Alloy conducts business with its customers primarily through tolling arrangements and buy/sell arrangements. Under tolling arrangements, customers pay a fee to convert their own aluminum scrap or by-products into usable recycled metal. Tolling arrangements provide benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced associated working capital needs. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers and other producers, and the scrap is processed and sold as wrought or cast alloys to customer specifications. GRSA invoiced approximately 450 kt in North America and 190 kt in Europe through tolling arrangements, which represented 53% of its overall volume for the twelve months ended September 30, 2014, and invoiced approximately 380 kt in North America and 180 kt in Europe through buy/sell arrangements, which represented 47% of its overall volume during the same period.

Real Alloy is a trusted partner in the aluminum recycling industry and has long-standing relationships with a diverse customer base, including many blue-chip multinational companies. Many of Real Alloy’s customers, and all of its top ten customers, have closed-loop arrangements under which customers provide aluminum scrap and by-products generated by their operations, and their scrap and by-products are converted into usable recycled aluminum metal that is returned. Typically, closed-loop arrangements utilize tolling arrangements, though they can also be facilitated through buy/sell arrangements. Closed-loop arrangements benefit customers by enabling them to maximize utilization of their own metal (which is usually their lowest cost alternative), optimize operational efficiencies and minimize by-product waste. The closed-loop business model also allows Real Alloy to be highly integrated into customer manufacturing supply chains, further strengthening its customer relationships.

Real Alloy’s well-maintained facilities have been equipped with a broad range of pre-processing equipment, such as shredders, dryers and mills, thereby increasing its flexibility and enabling them to process multiple grades of scrap and by-products to optimize metal purchases and minimize input costs. Its ability to effectively source and use diverse types of scrap allows Real Alloy to improve business performance. Increased flexibility in raw material input mix improves margins and is expected to help to insulate Real Alloy in periods of unfavorable market conditions while creating significant benefits during upcycles. Additionally, Real Alloy’s centralized purchasing function within each of its operating regions, combined with its broad geographic footprint, allows it to leverage its scale and purchasing expertise to secure the lowest cost aluminum scrap available.

With its extensive footprint and strategically located facilities in North America and Europe, Real Alloy effectively and efficiently serves both its global blue-chip customers and its regional and local customers. Most of its operations are located near customers’ facilities, allowing for closed-loop arrangements and making Real Alloy an integral part of its customers’ supply chain. At twelve facilities, this close proximity allows Real Alloy to deliver “just-in-time” molten metal for direct use in customers’ operations, which differentiates it from many of its competitors. In 2014, a significant portion of GRSA’s volume was delivered in molten metal form. This capability provides savings by maximizing production efficiency, reducing costs, and reinforcing the integrated nature of its customer relationships. With its multi-location operation, Real Alloy can process a portion of its volume under swap arrangements, under which scrap or by-products are taken from a customer in one location and recycled metal is delivered back to that customer in a different location and/or as a different alloy.

As a global leader in third-party aluminum recycling, Real Alloy’s scale, broad geographic footprint across two continents and comprehensive product and service offerings positions it to capitalize on favorable industry trends. Unlike other metals, aluminum is infinitely recyclable without any loss of quality, thus making recycled, or secondary aluminum, just as desirable and usable as primary aluminum. This characteristic, coupled with increasing global demand for aluminum and long-term secular growth in key end-markets, provides a positive macro environment for Real Alloy’s growth plans. According to the Freedonia Group, global aluminum demand is projected to grow 5.4% annually from 2012 to 2022. More specifically, in the automotive sector, which represented approximately 62% of GRSA’s volumes for the year ended December 31, 2013, aluminum consumption is expected to grow by over 17% annually from 2012 to 2017, largely driven by the “lightweighting” of vehicles to meet new regulatory standards. In addition to growing demand in Real Alloy’s key end-markets, demand for recycled aluminum is expected to grow at a faster rate than primary aluminum production in North America and Europe, which is largely driven by the cost and energy efficiency of recycling aluminum. By 2022, secondary aluminum production is expected to comprise nearly 50% of all aluminum production in North America and Europe.

Real Alloy has been shaped through a series of acquisitions and organic growth over the past 30+ years. Prior to Signature and Aleris, much of the recycling and specification alloy business was part of IMCO Recycling Inc.  From 2005 through 2007, Aleris completed purchases of several companies, including Alumitech, Inc. and Wabash Alloys, LLC, to enhance its recycling and specification alloy portfolio.

Business Strategy of Signature

Our business strategy is to acquire controlling interests in operating companies that leverage the strengths of our platform, including our status as a public company, our sizable tax assets, and the experience of our executive management team. We seek to acquire companies that are consistently profitable and accretive to earnings. In considering acquisition opportunities, we seek businesses with management teams that have shown success through various business cycles, and have built strong margins and defensible market positions. We regularly consider acquisitions in what we view as undervalued industries, as well as businesses with an underlying value that we believe to be misunderstood by the marketplace.

We believe the Real Alloy Acquisition is consistent with this strategy. Given our present size and operations, the Real Alloy Acquisition represents a transformative transaction for the Company. We anticipate that it will take us a period of time to integrate and incorporate the GRSA Business fully into the Company, even as a largely stand-alone operating segment, and certain members of our management will primarily focus on this transition until it is substantially complete. Further, we are working closely with Real Alloy management to accomplish the business objectives and operating strategies of Real Alloy, as discussed further in “Business—Management Strategy” below.

Beyond the Real Alloy Acquisition, we expect to continue to evaluate acquisition opportunities as permitted by the terms of the Financings, and these may or may not have any strategic relationship with Real Alloy. Similar to the Real Alloy Acquisition, we expect that most, if not all of our future acquisitions would be separately financed. We also anticipate structuring any such financing to minimize the impact on our other businesses. At the holding company level, we may enter into financing arrangements, issue securities in primary offerings, rights offerings or private placements, or provide other financial support under terms that would limit us from additional acquisitions until such financing arrangements are repaid.

A key element to our business strategy is utilizing our considerable federal, California and other state NOLs by becoming a profitable enterprise. These NOLs were predominantly generated by Fremont’s legacy businesses, and as of December 31, 2014, we have federal NOLs of approximately $933.6 million, which will begin to expire if not used before our 2027 tax year. The ultimate realization of our deferred tax assets, including our federal and state NOLs, depends on our ability to generate future taxable income through the implementation of our business plan.

As a result of generating losses since 2006, among other factors, we determined that sufficient uncertainty exists as to the realizability of our net deferred tax asset and we have placed a significant valuation allowance on the use of our NOLs. Management periodically analyzes the estimated realizability of our net deferred tax asset, including as part of its tax planning strategies. As discussed further in “Review of Operating Segments’ Results of Operations” and “Review of Financial Condition,” we released $5.1 million of our deferred tax asset valuation allowance as of December 31, 2014, as management believes it is more likely than not that we will utilize our federal and state NOLs in the tax year ending December 31, 2015, due to the estimated taxable gain on the NABCO Sale. Our federal and state NOLs may not offset non-U.S. income that is not taxable in the U.S.

In order to preserve the availability of our NOLs, our Amended and Restated Bylaws include, and the amended and restated bylaws of Signature Nevada included, trading restrictions (the “Tax Benefit Preservation Provision”) that imposes on any persons who own, or as a result of a transaction would own, 4.9 percent or more of our common stock in order to reduce the risk that any change in ownership might limit our ability to utilize the NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), and thereby suffer limitations on our future ability to utilize our federal and state NOLs. Further, we structured the Financings for the Real Alloy Acquisition, including our stapled Rights Offering, with a view to maximizing our capital raising and minimizing ownership shift in our common stock. Nevertheless, it is possible that we could undergo a future ownership change, by events within or outside of our control. For more information on the Tax Benefit Preservation Provision, see “Risk Factors—Risks Related to Our Business—Our ability to use our U.S. federal NOLs to offset future taxable income may be limited as a result of past events, the Financings, the Real Alloy Acquisition or the other financings, or as the result of future acquisitions or other issuances or transfers of our common stock.”

Management Strategy of Signature

In conjunction with our business strategy of making acquisitions, as described above, our management strategy involves proactive strategic, financial and operational support for the management and operations of our business units. Particular areas in which we may provide assistance to our business units include:

•	recruiting and retaining talented managers to lead our businesses;
•

monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management in developing their analyses and pursuit of prudent organic growth strategies;
•	evaluating capital investments to expand geographic reach, increase capacity, or otherwise grow service or product offerings;
•	identifying and working with management to execute attractive acquisition opportunities in their respective sector or industry; and
•	assisting management in controlling and right-sizing operating costs.

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

Competition

At the holding company level, as an entity seeking to acquire middle market companies, we compete in a diverse market with a wide spectrum of capital providers, including private equity funds, investment banks, public and private funds, hedge funds, and high net worth individuals and their family offices. Additionally, we compete with operating companies who seek to make acquisitions for strategic purposes. Many of Signature’s existing and potential competitors for acquisitions are substantially larger, have easier access to financing sources and a greater ability to issue equity capital in the market generally, have greater technical and marketing resources, possess industry-specific overlaps with potential targets, and have longer standing reputations in the marketplace for acquisitions.

Our Industrial Supply operation served the replacement market for circuit breakers, which is highly competitive and fragmented, with several hundred electrical component and circuit breaker competitors serving this market, ranging from local hardware stores to mass merchant retailers and large wholesale electrical distribution companies. The product offerings and levels of service from the other circuit breaker providers with whom NABCO competed varied widely. We competed with many circuit breaker providers on a regional and local basis. While we sold from nine warehouse distribution locations across North America shipping approximately 5,500 SKUs, most of NABCO’s direct competitors were smaller single location companies that focus on a specific geographic area or feature a select product offering, such as a particular line of circuit breakers. In addition to the direct competition with other circuit breaker providers, NABCO also faced, on a much more limited basis, competition from distributors and manufacturers that sell products directly, or through multiple distribution channels, to end users or other resellers. In the markets NABCO served, competition is primarily based on product line breadth, quality, product availability, service capabilities and price.

As related to Real Alloy, the third-party aluminum recycling industry is highly fragmented, with a few participants in North America and in Europe operating multiple facilities, and many smaller aluminum recyclers that are single plant, family-owned businesses. We believe Real Alloy is the largest third-party aluminum recycler in both North America and Europe. Historically, GRSA has competed effectively because of its extensive global footprint, significant production flexibility, superior range of products and services, operational efficiency and flexibility, knowledgeable and experienced management team, well-invested and strategically located facilities, and operational economies of scale. Real Alloy’s main competitors in North America are Scepter Inc., Smelter Service Corporation, Tennessee Aluminum Processors, Inc., Owl’s Head Alloys Inc., Imperial Aluminum, Superior Aluminum Alloys, LLC, Allied Metal Company, Audubon Metals LLC, Spectro Alloys Corporation, Beck Aluminum Corporation, Bermco Aluminum and

Timco, a division of TST Inc. Main competitors in Europe are Oetinger Aluminum, AMAG Austria Metall AG, Raffmetal SpA, Trimet Aluminum and Befesa. Many of Real Alloy’s customers also recycle their own scrap. In the future, such customers may increase the amount of scrap they recycle, and other customers may recycle their own scrap, in lieu of using third party recycling services.

Seasonality

Sales at NABCO were subject to seasonal changes and demands, with greater demand in during the summer months as weather conditions drive increased electrical usage. Certain of Real Alloy’s product end-uses are subject to seasonal changes and demands, with greater demand in the spring due to stronger automotive and can sheet demand. Margins can be negatively influenced by weather due to its impact on scrap availability.

Environmental

Real Alloy’s operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the investigation or remediation of contaminated sites, and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including Real Alloy, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, Real Alloy may be required, from time to time, to install additional pollution control equipment, make process changes, or take other environmental control measures at some of its facilities to meet future requirements. Currently, and from time to time, Real Alloy is a party to notices of violation brought by environmental agencies concerning laws governing air emissions.

Employees

As of December 31, 2014, our consolidated operations included sixty-three full-time employees, none of which were covered by a collective bargaining agreement, forty-eight of which were at Industrial Supply; twelve that support corporate and discontinued operations; and three at Cosmedicine, our small specialty cosmetics company. Management believes that its relationship with its employees is good.

Available Information: Website Access to Periodic Reports

The following information can be found on Signature’s website at www.signaturegroupholdings.com:

•

the most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we have filed with the SEC, as soon as reasonably practicable after the reports have been filed with the Commission. Copies of all of Signature’s Form 10-Ks, Form 10-Qs and other reports filed with the Commission can also be obtained from the Commission’s website at www.sec.gov;

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

Additionally, copies of any of this information will be provided, free of charge, upon written request to the Company’s principal executive offices, Signature Group Holdings, Inc., Investor Relations, 15301 Ventura Boulevard, Suite 400, Sherman Oaks, California 91403, or by email request to investor.relations@signaturegroupholdings.com. Our telephone number is (805) 435-1255.

Item  1A.Risk Factors

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

Risks Related to the Real Alloy Acquisition and the Financings

Following the consummation of the Real Alloy Acquisition, we and Real Alloy may incur significant cost, time, effort and attention on integration and the development of necessary support related to its carve-out from Aleris. These may hinder our ability to realize the expected benefits of the Real Alloy Acquisition.  We are a holding company and Real Alloy represents a significantly larger operating business than Signature. Real Alloy’s predecessor operated substantially on a stand-alone basis from Aleris and maintained its own sales, marketing, product development, manufacturing and other administrative teams, however, it did receive support from Aleris with respect to legal, purchasing, information technology (“IT”), tax and certain other financial and operating services such as human resources (“HR”), insurance and treasury.

While we intend to operate Real Alloy predominantly as a stand-alone business with substantially the same organizational structure, operations, management team, employees and locations as were present prior to the Real Alloy Acquisition, the success of the Real Alloy Acquisition will substantially depend on our ability to incorporate Real Alloy into Signature and support its business needs, as well as effectively manage this significantly larger business. Challenges may include i) the integration of Real Alloy into our accounting reporting system and functions; ii) the development, adaptation and maintenance of the operating and administrative support systems historically provided by Aleris on which Real Alloy has relied, including legal, purchasing, IT, tax, HR, insurance and treasury; and iii) the ability of Real Alloy to adapt to our policies, procedures and support systems, including internal controls.

The incorporation of, and development of the necessary support for, Real Alloy could be a lengthy process, requiring substantial expenditures by Signature, as well as significant time, effort and attention from the management teams and key employees of both Signature and Real Alloy. Such demands could divert needed resources from both businesses. Further, these challenges could result in the loss of key employees, disruption of the ongoing businesses and relationships with customers, suppliers and other third parties, diversion of management and corporate attention to integration issues, tax costs and inefficiencies, and inconsistencies in standards, controls, IT systems, accounting systems, procedures, policies, Sarbanes-Oxley controls and other administrative systems. If any of these factors limit our ability to integrate Real Alloy successfully or on a timely basis, we may not achieve the strategic, operational, financial and other benefits anticipated to result from the Real Alloy Acquisition to the fullest extent, on a timely basis or at all.

For a period following the closing of the Real Alloy Acquisition, we and Real Alloy will be subject to business uncertainties that could adversely affect our and their businesses. Delays in integrating the business could exacerbate these uncertainties and have adverse effects. Uncertainties about the effect of the Real Alloy Acquisition on the employees and customers of both Signature and Real Alloy may have an adverse effect on Real Alloy and, consequently, us. Although we and Real Alloy have taken, and continue to take, steps to reduce the potential adverse effects during the integration period, these uncertainties may impair our and Real Alloy’s ability to attract, retain and motivate key personnel until the Real Alloy Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with Real Alloy, and to a lesser degree, our business, to seek to change their existing business relationships. Alternatively, it could cause third parties who are considering doing business with us or Real Alloy to delay taking action until the Real Alloy Acquisition is fully integrated. Employee retention could be reduced during the integration of the Real Alloy Acquisition, as employees of Signature or Real Alloy may experience uncertainty about their future duties or roles. If, despite retention and business partner management efforts, we or Real Alloy lose key employees or customer/supplier relationships because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with Signature or Real Alloy, the business, operations, prospects and financial results of the Company could be harmed.

With the completion of the Real Alloy Acquisition, we operate a substantially larger entity in an industry and locations in which we have not operated, and we are subject to additional regulations, risks and uncertainties that we have not previously faced. These could exceed our expectations and have a negative impact on our financial condition and results of operations. Following the consummation of the Real Alloy Acquisition, the size of the Company and our primary operating segments have changed substantially compared with our previous operations. As a result, any risk or uncertainty that is significant to Real Alloy, including those discussed below under “—Risks Related to Real Alloy,” will also be significant to us and have a negative effect on our financial condition and results of operations.

If Real Alloy is unable to maintain compliance with United States federal, state and foreign regulatory requirements, we could incur substantial costs, including fines, civil penalties and criminal sanctions, or costs associated with upgrades to improve facilities or changes in manufacturing processes in order to achieve and maintain regulatory compliance. While we intend to operate Real Alloy largely as a stand-alone business, our results of operations, financial condition and stock price will largely depend on how Real Alloy can handle its business risks and uncertainties. These risks and uncertainties may exceed our expectations, and it may take time for us to mitigate them.

The market price of our common stock has been volatile, may continue to be volatile, and after the Real Alloy Acquisition, may be affected by factors different from those affecting our shares prior to the Real Alloy Acquisition.  The market price of our common stock has experienced, and may continue to experience, significant volatility. During the past twelve months, our stock price has ranged from $6.35 to $11.75. Our previous business differs significantly from Real Alloy in several ways, including size, industry, geographic area, and applicable regulations. As a result, the results of operations of the combined company and the market price of our shares of common stock may be affected by factors different from those previously affecting our independent results of operations. In addition, the Company has conducted multiple offerings of common stock as part of the Financings for the Real Alloy Acquisition, which could have the effect of depressing the market price of our common stock as a result of dilution.

The Real Alloy Acquisition may not be accretive to earnings and if not accretive, may cause dilution to our earnings per share. We currently anticipate that the Real Alloy Acquisition will be accretive to our earnings in 2016. This expectation is based on our preliminary estimates, which may change materially. We may encounter additional or unforeseen transaction and integration-related costs, or we may fail to realize all of the anticipated benefits of the Real Alloy Acquisition. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the Real Alloy Acquisition and contribute to a decrease in the price of our common stock.

The Real Alloy Acquisition may expose us to unknown or contingent liabilities for which we will not be adequately indemnified. The entities acquired in the Real Alloy Acquisition may have unknown or contingent liabilities, including liabilities for failure to comply with environmental and other laws and regulations, and for litigation or other claims. While the Real Alloy Purchase Agreement includes indemnification provisions, the total amount of indemnification related to breaches of representations, warranties and covenants is generally capped at $67 million, excluding breaches of certain fundamental representations, and representations relating to taxes and Title IV of ERISA, and, generally, Aleris is not obligated to indemnify us until the aggregate amount of all losses exceeds $3 million. However, certain scheduled environmental matters are subject to a deductible of approximately $23.9 million. Based on these provisions we may incur material liabilities for the past activities of GRSA. Such liabilities and related legal or other costs and/or resulting reputational damage could negatively impact our business, financial condition and results of operations.

We have issued $25 million in Series B Preferred Stock to Aleris as partial consideration in the Real Alloy Acquisition, which shares have superior rights to our common stock. In connection with the Real Alloy Acquisition, we issued $25 million of a newly created Series B Preferred Stock to Aleris to be held in an escrow in order to secure Aleris’ indemnification obligations under the Real Alloy Purchase Agreement. The Series B Preferred Stock could have a material impact on the rights of our common stockholders in terms of dividends, repurchases and redemptions by, or in the event of a liquidation of, the Company.

We will pay quarterly dividends on the Series B Preferred Stock, increasing from 7% for the first eighteen months after the issue date, to 8% for the next twelve months, to 9% thereafter, with dividends payable in kind for the first two years, and thereafter in cash. Other than dividends or distributions payable on our common stock in shares of common stock, the Series B Preferred Stock ranks superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions. In addition, without the consent of the holders of a majority of the Series B Preferred Stock, we are prohibited from paying dividends on our common stock for a period of two years after the Series B Preferred Stock is issued.

The Series B Preferred Stock generally has no voting rights, except, among other customary matters, for any merger (unless the Series B Preferred Stock remains outstanding or is purchased at the liquidation preference), for any acquisition valued at more than 5% of the consolidated assets of the Company (so long as at least $10 million in aggregate principal amount of Series B Preferred Stock remain outstanding), or (for the first two years of the Series B Preferred Stock) for the declaration or payment of cash dividends on the common stock or generally the purchase, redemption or acquisition of common stock.

Our debt agreements as of December 31, 2014, the Financings in connection with the Real Alloy Acquisition, and future debt financing arrangements into which we or our subsidiaries may otherwise enter, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these limits could have a material adverse effect on our operations, business and financial results. As of December 31, 2014, we had approximately $14.6 million of indebtedness outstanding, which was all related to our Industrial Supply segment and has been repaid in full upon the January 9, 2015 closing of the NABCO Sale. Our outstanding indebtedness, including the indebtedness of Real Alloy and excluding the indebtedness of NABCO, would have been approximately $392.5 million had the Real Alloy Acquisition and the Financings occurred as of December 31, 2014. Further, Real Alloy has additional borrowing capacity under the Asset-Based Facility and

Factoring Facility. Interest costs related to this indebtedness, together with the dividends on the Series B Preferred Stock, will be substantial. The Senior Secured Notes, the Asset-Based Facility, the Factoring Facility and the Series B Preferred Stock, and the instruments governing our other future indebtedness contain, or may contain, certain customary restrictions, covenants, provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us or Real Alloy to satisfy certain financial tests and maintain certain financial ratios, restrict our or Real Alloy’s ability to engage in specified types of transactions, and otherwise limit the distributions of funds from Real Alloy to us. This overall leverage and the terms of our financing arrangements could:

•	limit the ability to pay dividends, especially from Real Alloy to us;
•	make it more difficult to satisfy obligations under the terms of this indebtedness;
•	limit the ability to refinance this indebtedness on terms acceptable to Real Alloy or us, or at all;
•

limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or Real Alloy operate and increase the vulnerability to general adverse economic and industry conditions;

•

require the dedication of a substantial portion of cash flow to make interest and principal payments on this indebtedness, thereby limiting the availability of cash flow to distribute to us or to fund future acquisitions, working capital, business activities, and other general corporate requirements;

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

In addition, the restrictive covenants in the Asset-Based Facility and the Factoring Facility and certain other indebtedness requires us or could require us to maintain specified financial ratios and satisfy other financial conditions and tests. Our ability to meet those financial ratios, conditions and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

With respect to the Real Alloy Acquisition, challenges with integration, the industry, operations and other business, market and acquisition-related risks, as well as various uncertainties and events beyond our control, could affect our ability to comply with such restrictions and covenants. Failure to comply with any of the restrictions and covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions.

Upon the occurrence of an event of default under any such financing arrangement, the relevant lenders could assess increased interest rates, accelerate the maturity of the debt or foreclose upon any collateral securing the debt. In this event, we may lack sufficient funds or other resources to satisfy all of our obligations. In addition, any limitations imposed by financing agreements on our ability to incur additional debt or to take other actions could significantly impair our ability to obtain other financing.

Risks Related to Signature

Our financial condition and results of operations will depend on our ability to acquire and integrate businesses that perform and meet expectations after closing. A key element of our business strategy involves the acquisition and integration of profitable operating businesses. We may experience challenges identifying, financing, consummating and integrating such acquisitions. Competition exists in the market for the acquisition of profitable operating companies. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, as suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all.

Even if we are successful in completing additional acquisitions, these could require significant investments of capital, management attention, and integration effort. We may also encounter difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies, and retaining key personnel. We may also incur significant goodwill impairment charges in the future. Acquisitions could disrupt relationships with existing customers, suppliers and strategic partners of the newly acquired entities and may create other contractual, intellectual property or employment issues. The acquisition of another company or business may also require us to enter into a business or geographic market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our operating costs, and these challenges could be magnified as the size of the acquisition increases.

There can be no assurance that we will be able to consummate any future acquisitions or that, if consummated, we will realize the benefits anticipated from these acquisitions. Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have experienced substantial losses in recent years and may experience losses in the future. Although we reported net earnings for the year ended December 31, 2014, for the years ended December 31, 2013 and 2012, we reported net losses of $10.0 million and $7.5 million, respectively. Since emerging from Bankruptcy Proceedings in 2010, we have continued to have significant operating costs, including compensation, legal, professional and other outside services expenses, occupancy, and other general and administrative expenses. While we believe we made significant progress in reducing our operating costs since summer 2013, following the NABCO Sale and the consummation of the Real Alloy Acquisition, the nature of our operations and our operating costs have changed significantly. Therefore, we may experience operating losses and net losses in the future, which could make it difficult to fund our operations, finance acquisitions and achieve our business plan, any of which could cause the market price of our common stock to decline.

Our ability to use our United States federal NOLs to offset future taxable income may be limited as a result of past events, the Financings, the Real Alloy Acquisition or other financings, or as the result of future acquisitions or other issuances or transfers of our common stock. As of December 31, 2014, we reported United States federal NOLs of approximately $933.6 million, which will begin to expire if not used before the tax year ending December 31, 2027. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. As a result of the NABCO Sale, we have released $5.1 million of the valuation allowance as of December 31, 2014, and expect to continually review and evaluate the valuation allowance in future periods.

Our ability to fully utilize our existing NOLs could be limited or eliminated as a result of changes in federal tax laws and regulations or should we: i) be found by the IRS to not be able to avail ourselves of Section 382(l)(5) of the Tax Code in connection with the Plan of Reorganization in 2010; ii) undergo an “ownership change” as described under Section 382 of the Tax Code; iii) be deemed to have abandoned an active business; or iv) not return to profitability or be only marginally profitable in the future.

The Company was incorporated as Fremont in 1972. On June 11, 2010, Fremont completed the Plan of Reorganization and emerged from Bankruptcy Proceedings with its present name, Signature Group Holdings, Inc. Although we cannot assure you that the IRS will agree with our position, we believe that, as of Signature Nevada’s emergence from Bankruptcy Proceedings, it met the criteria under Section 382(l)(5) of the Tax Code to be able to utilize its NOLs to offset future taxable income, if any.

Our ability to utilize our NOLs, however, will be subject to significant limitation for federal and California state income tax purposes if the Company undergoes an “ownership change” as defined in Section 382 of the Tax Code. For this purpose, an “ownership change” is generally defined as greater than a 50% change in equity ownership by value, over a rolling three-year period. We may experience an ownership change in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our NOLs. Separately, any changes to tax rules or the interpretation of tax rules could negatively impact our ability to recognize benefits from our NOLs.

While there is no guarantee that the IRS will agree with our position, we believe that the Financings and the Real Alloy Acquisition did not result in an ownership change for purposes of Section 382 of the Tax Code. The Company received an opinion letter (the “Section 382 Opinion Letter”) from its United States tax counsel, Blank Rome LLP, substantially to the effect that the Financings and Real Alloy Acquisition should not result in an “ownership change” for United States federal income tax purposes and that the Company may use its NOLs to offset future United States taxable income generated by Real Alloy. The Section 382 Opinion Letter is restricted to the precise terms described therein and the Company or its stockholders may engage in subsequent transactions that would result in an “ownership change.” Additionally, the Company adopted the Tax Benefit Preservation Provision in order to protect stockholder value by preserving our NOLs. There is no guarantee, however, that the Tax Benefit Preservation Provision will be effective in protecting our NOLs and other tax assets.

The amount of our NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our NOLs and other tax assets, which could result in an increase in our liability for income taxes in the future. Further, our NOLs only have value to the extent we generate taxable income. If we are unable to generate taxable income prior to the expiration of the NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our NOLs. There can be no assurance that we will have sufficient taxable income to be able to utilize our NOLs prior to their expiration.

Finally, the use of federal and state NOLs is subject to various tax laws and regulations and the changes in such or the interpretations thereof. In California, for example, during 2011, we were unable to utilize any of our state NOLs due to a state moratorium on the usage of NOLs. While the moratorium expired on December 31, 2011, no assurance can be made that we will be able to use our California state NOLs in the future.

Funding for our future acquisitions and operations could increase our liabilities, trigger negative tax consequences or dilute, or rank preferentially to, our stockholders. We intend to fund any future acquisition through a mix of our available cash, the sale of equity securities in private placements or in registered offerings under our shelf registration statement declared effective on September 26, 2013 (the “Shelf Registration Statement”), rights offerings to existing stockholders, and debt financings. Utilizing these funding sources can result in increased debt or contingent liabilities, adverse tax consequences or substantial capital commitments. Any of these events could negatively impact our financial condition and results of operations and could cause the price of our common stock to decline.

We currently have 9,975,000 shares of blank check preferred stock available for issuance and an effective Shelf Registration Statement. In order to fund our future operations or acquisitions, we may sell equity securities or convertible debt securities, which securities could have rights, preferences and privileges senior to our existing stockholders. In such event, future security holders could be entitled to dividends, liquidation or other transaction preferences, or voting rights that are not provided to our existing common stockholders. Further, with or without preferential terms, future issuances of securities could result in dilution to our stockholders.

Our pending legal proceedings and other contingent liabilities may impact our financial condition and results of operations, lowering our stock price, and limiting our ability to use our common stock as consideration in future transactions. We are subject to a number of lawsuits seeking monetary damages or injunctive relief and have potential other contingent liabilities, including repurchase claims, which relate to Fremont’s prior businesses and are presented in discontinued operations of SGGH, LLC. For a summary of our material legal proceedings, see “Legal Proceedings” in Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report. Additional litigation may be filed against us or disputes may arise in the future concerning matters involving the discontinued operations. We have been and intend to continue to vigorously defend ourselves in all legal proceedings in which we are involved, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend the Company in these matters may be significant. In turn, these could have a material impact on the price of our common stock. In addition, a decline in our stock price may limit our ability to utilize our common stock as consideration for potential future acquisitions and other transactions in which we may engage.

SGGH, LLC has received repurchase claims relating to certain residential mortgage loans sold by our discontinued operations. SGGH, LLC may receive additional claims in the future that, unless withdrawn or settled within the limits of the established repurchase reserve, could adversely affect our financial condition and results of operations. As of December 31, 2014, SGGH, LLC had $101.7 million of outstanding repurchase claims associated with claims of breaches of certain representations and warranties related to the residential real estate loans sold by FIL. SGGH, LLC maintains a repurchase reserve for the estimated losses it may experience from repurchase claims, both known and unknown, based on the representations and warranties FIL provided to counterparties that purchased the residential real estate loans, largely from 2002 through 2007. While management believes the $5.5 million repurchase reserve liability is sufficient as of December 31, 2014, the reserve is subjective and is based on management’s current expectations based on facts currently known. Although the last mortgage loan purchase agreement was executed in mid-2007, there is no certainty that other claims will not also be asserted against SGGH, LLC or us. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause us to experience losses in excess of the repurchase reserve liability. Any material increase in, or change in the nature of, repurchase claim activity and payout amounts, the repurchase reserve, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations. See “Critical Accounting Policies” in Part II, Item 7 of this Annual Report for additional information related to our repurchase reserve.

SGGH, LLC is subject to residential mortgage-backed securities defense, indemnity and contribution claims. In connection with residential mortgage-backed securities offerings (“RMBS Offerings”) involving loans originated by FIL, either or both of FIL and its subsidiary entered into mortgage loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS Actions”), where neither FIL, nor its subsidiary, are a named defendant. FIL and its subsidiary have received demands for defense, indemnity and contribution from defendants in various RMBS Actions. Each of these demands has been rejected as we believe the demanding parties are being sued for conduct not chargeable to FIL or its subsidiary. There is no assurance that FIL or its subsidiary will not be named as a defendant in additional RMBS Actions or receive additional demands for defense, indemnity and contribution. We intend to vigorously defend any claims seeking defense, indemnity or contribution, but we cannot presently predict whether such claims will be pursued or what the outcome would be. However, if the investment banks suffer losses in connection with RMBS Actions and successfully pursue claims against FIL, its subsidiary or us, this could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

We depend on key personnel to achieve our business and strategic objectives. We depend on the members of our senior management team, particularly Craig Bouchard, Kyle Ross and Chris Manderson, to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring business acquisitions. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals, it may take us significant time, effort and cost to identify and hire suitable executives with the appropriate experience and expertise to join the Company, and in the meantime, we may not be able to operate our business or identify and manage our business as we planned. As a result, our ability to compete could be harmed. All of these consequences could have a material adverse effect on our business, financial condition and results of operations.

We have experienced significant changes in our management team, Board of Directors and business strategy during our recent operating history. Our predecessor company emerged from Bankruptcy Proceedings in June 2010 with a new management team and Board, as well as a new business plan and strategy. Since then, we have experienced changes in our Board and management in each of 2011, 2012 and 2013. Additionally, in the future, we may have turnover in the members of our management team or the Board. Any such future turnover may require time, effort and cost and may divert the attention of the management team and Board away from our operations and business objectives.

Impairment of our intangible assets could result in significant charges that could adversely impact our future operating results. We have significant intangible assets, including goodwill, which are susceptible to impairment charges as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are goodwill and customer relationships, all of which are related to business combinations. We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value.

As of December 31, 2014, we had identifiable intangible assets with a carrying value of $1.7 million, and goodwill of $17.8 million in our consolidated balance sheets within continuing operations and no identifiable intangible assets, and no goodwill within discontinued operations. Following the NABCO Sale, we have identifiable intangible assets with a carrying value of $0.1 million, and no goodwill within continuing operations. As a result of the Real Alloy Acquisition, both intangible assets and goodwill have increased substantially. Adverse changes in the operations of our businesses or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

SGGH, LLC has $5.1 million in remaining unpaid bankruptcy claims that could have a material adverse effect on our capital resources and distract our management team if we are unsuccessful in objecting to, litigating or settling these matters in the near future. As of December 31, 2014, there remained two open unpaid claims filed with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “California Federal Bankruptcy Court”) totaling $5.1 million. SGGH, LLC plans to continue to litigate those claims, which litigation has been costly both in terms of legal fees, as well as management’s time in addressing these matters. If SGGH, LLC is unsuccessful in resolving such litigation in the near future, or is unable to negotiate substantially reduced settlements for the remaining claims, and SGGH, LLC is obligated to pay these amounts, it could have a material adverse effect on our financial condition and results of operations. See Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information about the “Colburn” and “Walker” matters.

We have continuing indemnity obligations in connection with the NABCO Sale. Under the NABCO Purchase Agreement we and SGGH, LLC each have customary indemnification obligations related to our representations, warranties, covenants and other obligations.  While the indemnification is capped at an aggregate of $7.8 million for breaches of most representations and warranties, other indemnification obligations are not limited. Should a significant claim arise that exceeds the $3.9 million in escrowed indemnification funds, we could be required to pay a material amount of our available cash to fund or address any such indemnified liability, including the costs of negotiating or defending claims from the purchasers of NABCO or third parties and the final costs of the underlying liability.

Our operations may not perform as expected and we may not realize full value for assets we sell. Based on any number of factors, our operations may not perform as expected. As a result, we may from time to time decide to sell operating subsidiaries or assets. As discussed above, we sold NABCO on January 9, 2015, but there can be no assurance that we will be successful in completing any such future transactions. If such a transaction is completed, it may reduce the size of our business. There is also no assurance that we will receive adequate consideration in the disposition of any operating subsidiary or asset. As a result, our future disposition of operating subsidiaries or assets could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to maintain an effective system of internal control over financial reporting or experience material weaknesses in our system of internal control, we may not be able to report our financial results accurately or on a timely basis and may not be able to detect fraud, any of which could materially and adversely affect our business and our common stock price. As of December 31, 2014, our management believes that our disclosure controls and procedures and internal control over financial reporting are operating effectively. However, management previously identified a material weakness in our system of internal controls. As determined as of December 31, 2011, we had a material weakness related to our inability to maintain a sufficient number of financial and accounting personnel with the appropriate level of accounting knowledge and experience in order to provide timely, accurate and reliable financial statements in accordance with GAAP. Under the supervision and with the participation of our CEO and CFO, our management a) acquired accounting and financial reporting resources with the appropriate accounting knowledge and experience, and b) implemented new disclosure controls and procedures, which, we believe, remediated the material weakness as of September 30, 2012.

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

We have a lean operations staff that we believe is appropriate for our current business. In addition, our business strategy contemplates the acquisition of businesses and the operation of subsidiaries whose financial results will be consolidated into our financial statements and reporting. As a result of these business activities and our future growth, the scope of our internal control over financial reporting will have to expand, which may subject us to increased internal control risks, especially as new businesses are integrated into our processes. Effective internal control over financial reporting must be established and maintained in connection with these acquisitions, if any, in order for us to produce accurate and timely financial reports. Failure to do so would result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which would likely have a negative impact on the market value of our common stock.

Furthermore, Section 404 of the Sarbanes-Oxley Act currently requires us to evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report. We are also subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. We may not be able to complete the work required for such attestations on a timely basis and, even if we timely complete such requirements, we cannot assure you that our independent registered public accounting firm will conclude that our internal control over financial reporting is effective. The inability to obtain such attestation could lead to the loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock and may impair our ability to raise capital under our Shelf Registration Statement.

We may not obtain the expected benefits of the Reincorporation, from a Nevada corporation to a Delaware corporation. We completed the Reincorporation to take advantage of the benefits of Delaware law and provide us with additional flexibility as we pursue our goal of growth through acquisitions. These expected benefits may not be obtained if we fail to complete acquisitions or if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us. In addition, our holding company structure may not keep the assets and liabilities of the Company and any new businesses we acquire legally separate. As a result, we may have incurred the costs of implementing the Reincorporation without realizing the possible benefits. These costs include the increased administrative costs and expenses associated with keeping separate records, and in some cases making separate regulatory filings for the Company and SGGH, LLC.

As a holding company, Signature depends in large part on funding from its operating subsidiaries. Signature is a holding company with no current business operations of its own. Until it has either formed or acquired other companies, its only significant assets are its cash and interests in Real Alloy Parent and SGGH, LLC. As a result, we may rely on funding from our operating subsidiaries to meet our obligations. If Real Alloy Parent and SGGH, LLC need to retain their funds to meet their financial obligations or experience other restrictions on their ability to fund Signature, that may limit Signature’s access to funds and ability to pursue its acquisition strategy or other strategic objectives.

Our data and information systems and network infrastructure may be subject to hacking or other cyber-security threats, giving unauthorized persons access to, and the ability to misappropriate, our customer data and proprietary business information. In our operations, we store and transmit our proprietary information and that of our customers. We have offices, operations and employees in various locations throughout the United States, and following the Real Alloy Acquisition, considerably more locations in the United States, Europe, Canada and Mexico. Our operations are dependent upon the connectivity and continuity of our facilities and operations. Further, as our present principal business, Real Alloy does not have long-term contracts with all of its large customers, its business and revenues are dependent upon the trust and satisfaction of its customers.

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

Changes in, and compliance with, laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy. We are subject to regulation at the federal, state, local and foreign level, as may be any entity we acquire. Further, new legislation may be enacted or new interpretations, rulings or regulations could be adopted, potentially with retroactive effect, any of which could harm us, our operations, our plans and our stockholders. Changes to laws and regulations may cause us to alter our business strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences in the strategies and plans set forth in this Annual Report. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations. In addition, our inability to comply with the federal, state, local and foreign statutes and regulations in the business segments, geographic regions and jurisdictions in which we operate could have a material adverse impact on our financial condition, results of operations and our stock price.

Risks Related to Real Alloy

The cyclical nature of the metals industry, Real Alloy’s end-use segments and the industries of Real Alloy’s customers could limit operating flexibility and could negatively affect Real Alloy’s financial condition and results of operations. The metals industry is generally cyclical in nature. It tends to reflect and be amplified by changes in general macro and local economic conditions. These conditions include, but are not limited to, the level of economic growth, financing availability, the availability of affordable energy sources, employment levels, interest rates, consumer confidence, demand for automobiles and housing. Historically, in periods of recession or periods of minimal economic growth, metals companies have often tended to underperform other sectors. Real Alloy is particularly sensitive to trends in the transportation industry, which is seasonal, highly cyclical and dependent upon general economic conditions. For example, during recessions or periods of low growth, the transportation industry typically experiences major cutbacks in production, resulting in decreased demand for inputs such as aluminum. This may lead to significant fluctuations in demand and pricing for Real Alloy’s products and services. Because Real Alloy generally has some fixed costs, its near-term profitability can be significantly affected by decreased processing volume. Accordingly, reduced demand and pricing pressures may significantly reduce its profitability and adversely affect its financial condition. Economic downturns in regional and global economies or a prolonged recession in its principal industry segments have had a negative impact on the operations of Real Alloy’s predecessor and could have a negative impact on Real Alloy’s future financial condition or results of operations. In addition, global economic and commodity trends have been increasingly correlated in recent years. Although Real Alloy will continue to seek to diversify its business on a geographic and industry end-use basis, there can be no assurance that diversification will significantly mitigate the effect of cyclical downturns.

Changes in the market price of aluminum scrap impact the selling prices of Real Alloy’s products and the margins it makes from selling its products and services. Market prices are dependent upon supply and demand and a variety of factors over which Real Alloy has minimal or no control, including:

•	regional and global economic conditions;
•	availability and relative pricing of metal substitutes;
•	labor costs;
•	energy prices;
•	environmental and conservation regulations;
•	seasonal factors and weather; and
•	import and export levels and/or restrictions.

Real Alloy requires substantial amounts of capital to operate; failure to maintain sufficient liquidity will have a material adverse effect on its financial condition and results of operations. Real Alloy requires substantial amounts of capital to operate and its liquidity can be adversely affected by a number of factors outside its control. Fluctuations in aluminum prices may result in increased cash costs for metal scrap and increase our working capital needs. In addition, if aluminum price movements result in a negative valuation of its current financial derivative positions, our counterparties may require posting of cash collateral. Furthermore, in an environment of falling aluminum prices, the borrowing base and availability under Real Alloy’s then-current borrowing facilities may shrink and constrain Real Alloy’s liquidity.

Real Alloy requires substantial capital investments that it may be unable to fulfill. The operations of Real Alloy are capital intensive. Its predecessor’s total capital expenditures were $50 million, $56 million, $37 million and $19 million for the years ended December 31, 2011, 2012, 2013 and for the nine months ended September 30, 2014, respectively. Real Alloy may not generate sufficient operating cash flows and its external financing sources may not be available in amounts sufficient to enable it to make anticipated capital expenditures, service or refinance indebtedness or fund other liquidity needs. If Real Alloy is unable to make upgrades or purchase new equipment, its financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

The loss of certain members of the management team of Real Alloy may have an adverse effect on its operating results. The success of Real Alloy will depend, in part, on the efforts of senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of its business. If Real Alloy loses or suffers an extended interruption in the services of one or more of its senior officers, its financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive and Real Alloy may not be able to attract and retain qualified personnel to replace or succeed members of senior management or other key employees, should the need arise.

Real Alloy may be unable to effectively manage its exposure to commodity price fluctuations, and its hedging activities may affect profitability in a changing metals price environment and subject its earnings to greater volatility from period-to-period. Significant increases in the price of primary aluminum, aluminum scrap, alloys, hardeners, commodity inputs, or energy would cause the cost of sales for Real Alloy to increase significantly and, if not offset by product price increases, would negatively affect its financial condition and results of operations. Real Alloy is a substantial consumer of raw materials, and by far the largest input cost in producing its goods is the cost of aluminum and aluminum scrap. The cost of energy used, however, is also substantial. In the case of buy/sell arrangements, customers pay for products based on the indexed prices or based on a fixed price. Under tolling arrangements, customers pay Real Alloy a processing fee. In general, Real Alloy uses these pricing mechanisms to pass changes in the price of aluminum and scrap, and, sometimes, commodities, through to its customers. Buy/sell arrangements may require Real Alloy to purchase raw materials in future periods, exposing it to the risk that increased aluminum or energy prices will increase the cost of its products, thereby reducing or eliminating the margin Real Alloy receives when it delivers the product. These risks may be exacerbated by the failure of customers to pay for products on a timely basis, or at all.

Similarly, as Real Alloy maintains substantial quantities of raw material and finished goods inventories, significant decreases in the price of aluminum and scrap would reduce the realizable value of its inventory, negatively affecting its financial condition and results of operations. In addition, a drop in aluminum prices between the date of purchase and the final settlement date on derivative contracts used to mitigate the risk of price fluctuations may require it to post additional margin, which, in turn, can be a significant demand on liquidity.

Historically, GRSA purchased and sold London Metal Exchange (“LME”) forwards, futures and options contracts to reduce its exposure to changes in aluminum prices in its European operations. The ability to realize the benefit of a hedging program is dependent upon factors beyond its control, such as counterparty risk, as well as its receiving timely payments from customers. In addition, at certain times, hedging options may be unavailable or not available on terms acceptable to Real Alloy. In certain scenarios when market price movements result in a decline in value of its current derivatives position, its mark-to-market expense may exceed its credit line and counterparties may request the posting of cash collateral. Despite the use of LME forwards, futures and options contracts, Real Alloy will remain exposed to the variability in prices of aluminum scrap. While aluminum scrap is typically priced in relation to prevailing aluminum index prices (LME, Platts 380, Metal Bulletin 226, etc.), certain scrap types used in Real Alloy’s operations are not highly correlated to an underlying LME price and, therefore, are not hedged. Scrap is also priced at a discount to selling prices. This discount is referred to in the industry as the “scrap spread” and fluctuates depending upon industry conditions. In addition, GRSA purchased forwards, futures or options contracts to reduce exposure to changes in natural gas prices. It did not account for forwards, futures, or options contracts as hedges of the underlying risks. As a result, unrealized gains and losses on these derivative financial instruments were reported in the consolidated statements of operations. The inclusion of such unrealized gains and losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of underlying operating performance.

Real Alloy may encounter increases in the cost, or limited availability, of raw materials and energy, which could cause the cost of sales to increase thereby reducing operating results and limiting operating flexibility. Real Alloy requires substantial amounts of raw materials and energy in its business, consisting principally of aluminum scrap, primary-based aluminum, alloys and other materials, and natural gas. Any substantial increases in the cost of raw materials or energy could cause operating costs to increase and negatively affect Real Alloy’s financial condition and results of operations.

Aluminum scrap, primary aluminum, and hardener prices are subject to significant cyclical price fluctuations. Metallics (primary aluminum metal, aluminum scrap and aluminum dross) represent the largest component of the costs of sales. Real Alloy purchases aluminum primarily from aluminum scrap dealers, primary aluminum producers and other intermediaries. Real Alloy has limited control over the price or availability of these supplies.

The availability and price of aluminum scrap depends on a number of factors outside of the control of Real Alloy, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. Increased regional and global demand for aluminum scrap can have the effect of increasing the prices that Real Alloy pays for these raw materials thereby increasing the cost of sales. Real Alloy may not be able to adjust the selling prices for its products to recover the increases in scrap prices. If scrap and dross prices were to increase significantly without a commensurate increase in the traded value of the primary metals or of the indices on which sales are made, the future financial condition and results of operations of Real Alloy could be affected by higher costs and lower profitability. In addition, a significant decrease in the pricing spread between aluminum scrap and primary aluminum could make recycling less attractive compared to primary production, and thereby reduce customer demand for Real Alloy’s recycling services.

After raw material and labor costs, utilities represent the third largest component of the cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. Price, and volatility, can differ by global region based on supply and demand, political issues and government regulation, among other things. As a result, Real Alloy’s natural gas costs may fluctuate dramatically, and it may not be able to reduce the effect of higher natural gas costs on its cost of sales. If natural gas costs increase, its financial condition and results of operations may be adversely affected. Although Real Alloy attempts to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators and pass-through mechanisms, it may not be able to eliminate the effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, it may have also limited its potential benefit from declining costs.

If Real Alloy were to lose order volumes from any of its largest customers, its sales volumes, revenues and cash flows could be reduced. Real Alloy is exposed to risks related to customer concentration. Its ten largest customers were responsible for approximately 50% of its volume invoiced for the twelve months ended September 30, 2014. No one customer accounted for more than 15% of those volumes. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect the financial condition and results of operations of Real Alloy by lowering sales volumes and lowering profitability. In addition, Real Alloy’s strategy of having dedicated facilities and arrangements with customers subject it to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of its facilities, could negatively affect its financial condition and results of operations, and Real Alloy may be unable to timely replace, or replace at all, lost order volumes. In addition, several of Real Alloy’s customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to Real Alloy’s predecessor in recent years. Similar incidents in the future would adversely impact the financial condition and results of operations of Real Alloy.

Real Alloy does not have long-term contractual arrangements with a substantial number of its customers, and sales volumes and revenues could be reduced if those customers switch their suppliers. A substantial amount of Real Alloy’s volume is sold to customers under contractual arrangements of one year or less or on a purchase order basis. Customers may choose not to continue to purchase products and services from Real Alloy. Any significant loss of these customers or a significant reduction in their purchase orders could have a material negative impact on the sales volume and business of Real Alloy.

Real Alloy may not be able to compete successfully in the industry segments it serves and aluminum may become less competitive with alternative materials, which could reduce Real Alloy’s share of industry sales, sales volumes and selling prices. Aluminum competes with other materials such as steel, plastic, composite materials and glass for various applications. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials.

Real Alloy competes with other aluminum recyclers in segments that are highly fragmented and characterized by smaller, regional operators. The principal factors of competition in the aluminum recycling business include price, metal recovery rates, proximity to customers, customer service, molten metal delivery capability, environmental and safety regulatory compliance, and types of services offered. Many of the customers of Real Alloy also have the capability to recycle scrap and may choose to bring more of their recycling volumes within their own operations.

With its international business, Real Alloy encounters the risk that non-U.S. governments could take actions to enhance local production or local ownership at its expense.

Additional competition could result in a reduced share of industry sales or reduced prices for the products and services of Real Alloy, which could decrease revenues or reduce volumes, either of which could have a negative effect on our financial condition and results of operations.

Real Alloy’s predecessor has been shaped by acquisition and divestiture, and we will continue to evaluate future acquisitions and divestitures. Past and future acquisitions or divestitures may not be successful, which could adversely affect Real Alloy’s financial condition. The future financial performance and success of Real Alloy will depend in part on its ability to successfully implement its business strategy on a stand-alone basis. Part of the business strategy for Real Alloy has been, and will continue to be, the opportunistic pursuit of strategic acquisitions and dispositions. However, there can be no assurance that any such growth efforts will be successful, or that if successful, Real Alloy will be able to effectively manage expanded or acquired operations. The ability of Real Alloy to achieve its expansion and acquisition needs and objectives and to effectively manage its growth depends on numerous risks commonly encountered in business combinations, including the following:

•	its ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;
•	the ability to integrate new business into Real Alloy’s operations;
•	the availability of capital on acceptable terms to finance acquisitions (including in light of the terms of the indebtedness under the Financings);
•	the ability to generate the cost savings or synergies anticipated;
•	the inaccurate assessment of undisclosed liabilities;
•	increasing demands on Real Alloy’s operational systems; and
•	the amortization of acquired intangible assets.

In addition, the process of integrating new businesses could cause the interruption of, or loss of momentum in, the activities of the existing Real Alloy business and the diversion of management’s attention. Any delays or difficulties encountered in connection with the integration of new businesses or divestiture of existing businesses could negatively impact Real Alloy and its results of operations. Furthermore, any acquisition could result in significant increases in outstanding indebtedness and debt service requirements. The terms of this indebtedness may further limit the acquisitions that Real Alloy can pursue.

Further aluminum industry consolidation could impact Real Alloy. The aluminum industry has experienced consolidation over the past several years, and there may be further industry consolidation in the future. Although recent industry consolidation has not negatively impacted Real Alloy’s predecessor, further consolidation in the aluminum industry could possibly have negative impacts that we cannot reliably predict.

A portion of the sales of Real Alloy is derived from its international operations, which exposes Real Alloy to certain risks inherent in doing business abroad. Real Alloy has aluminum recycling operations in Germany, the United Kingdom, Mexico, Norway and Canada and magnesium recycling operations in Germany. Real Alloy continues to explore opportunities to expand its international operations. Real Alloy’s international operations generally are subject to risks, including:

•	changes in United States and foreign governmental regulations, trade restrictions and laws, including tax laws and regulations;
•

compliance with United States and foreign anti-corruption and trade control laws, such as the Foreign Corrupt Practices Act and silimar anti-corruption laws in the United Kingdom and Germany, and export controls and economic sanction programs, including those administered by the United States Treasury Department’s Office of Foreign Assets Control;

•	currency exchange rate fluctuations;
•	tariffs and other trade barriers;
•	the potential for nationalization of enterprises or government policies favoring local production;
•	interest rate fluctuations;
•	high rates of inflation;
•	currency restrictions and limitations on repatriation of profits;
•	differing protections for intellectual property and enforcement thereof;

•	divergent environmental laws and regulations; and
•	political, economic and social instability.

The occurrence of any of these events could cause costs to rise, limit growth opportunities or have a negative effect on Real Alloy’s operations and ability to plan for future periods, and subject it to risks not generally prevalent in the United States.

The financial condition and results of operations of some of the operating entities of Real Alloy are reported in various currencies and then translated into United States dollars (“USD”) at the applicable exchange rate for inclusion in its audited and unaudited consolidated financial statements. As a result, appreciation of USD against these currencies may have a negative impact on reported revenues and operating profit, and the resulting accounts receivable, while depreciation of USD against these currencies may generally have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by its international operations are denominated in USD, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in USD may have a positive impact on earnings while depreciation of USD may have a negative impact on earnings.

Current environmental liabilities as well as the cost of compliance with, and liabilities under, health and safety laws could increase the operating costs of Real Alloy and negatively affect its financial condition and results of operations. Real Alloy’s operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations could impose stricter compliance requirements on the industries in which it operates. Additional pollution control equipment, process changes, or other environmental control measures may be needed at some of its facilities to meet future requirements.

Financial responsibility for contaminated property can be imposed on Real Alloy where current operations have had an environmental impact. Such liability can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. Future remedial requirements at currently owned or operated properties or adjacent areas could result in significant liabilities.

Changes in environmental requirements or changes in their enforcement could materially increase costs. For example, if salt cake, a by-product of aluminum recycling operations, were to become classified as a hazardous waste in the United States, the costs to manage and dispose of it would increase and could result in significant increased expenditures.

Real Alloy could experience labor disputes that could disrupt its business. Approximately 25% of Real Alloy employees in North America and substantially all of the employees located in Europe, where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Although Real Alloy believes they will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of its operations.

Labor negotiations may not conclude successfully, and, in that case, work stoppages or labor disturbances may occur. Any such stoppages or disturbances may have a negative impact on its financial condition and results of operations by limiting plant production, sales volumes and profitability.

New government regulation of greenhouse gas emissions may subject Real Alloy to significant new costs and restrictions on its operations. Climate change is receiving increasing attention worldwide, including recently announced, long-term greenhouse gas emission reduction commitments by the United States and China. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are legislative and regulatory initiatives in various jurisdictions that would institute a cap-and-trade system, covering various sectors of the economy, under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where Real Alloy has manufacturing plants, are considering greenhouse gas registration and reduction programs. Certain of these plants use significant amounts of energy, including electricity derived from various sources, and natural gas. Greenhouse gas regulation could increase the price of the electricity that Real Alloy purchases, increase the cost of its use of natural gas, restrict access to, or the use of, natural gas, require Real Alloy to purchase allowances to offset its emissions or result in an overall increase in the cost of raw materials. Any one of these developments could significantly increase Real Alloy’s costs, reduce its competitiveness in a global economy or otherwise negatively affect its business, operations or financial results. While future emissions regulation appears likely, it is too early to predict specifically how such regulation might affect Real Alloy’s business, operations or financial results.

The profitability of Real Alloy depends, in part, on the availability of an adequate source of raw materials. Real Alloy depends on scrap for its operations and acquires its scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. In addition, the slowdown in industrial production and consumer consumption in the United States and Europe during past economic crises may have reduced the supply of scrap metal available to Real Alloy. In addition, exports of scrap out of North America and Europe can negatively impact scrap availability and scrap spreads. If an adequate supply of scrap metal is not available, Real Alloy would be unable to recycle metals at desired volumes and its results of operations and financial condition would be materially and adversely affected.

The operations of Real Alloy present significant risk of injury or death. It may be subject to claims that are not covered by or exceed its insurance. Because of the heavy industrial activities conducted at its facilities, there exists a risk of injury or death to employees and visitors of Real Alloy, notwithstanding the safety precautions taken. These operations are subject to regulation by various federal, state, local and foreign agencies responsible for employee health and safety, including the Occupational Safety and Health Administration. While Real Alloy has policies to minimize such risks in place, it may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed its insurance coverage and may have a material adverse effect on its results of operations and financial condition.

Recent derivatives legislation could have an adverse impact on the ability to hedge risks associated with Real Alloy and on the cost of its hedging activities. Real Alloy uses over-the-counter (“OTC”) derivatives products to hedge its metal commodity and natural gas risks and, historically, currency risks. Legislation in Europe and the United States has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. A significant number of the final rules and regulations pursuant to this legislation have not been adopted and not all compliance dates have been reached. If future rules and regulations subject Real Alloy to additional capital or margin requirements, reduce the number of eligible derivatives counterparties, or impose other restrictions on its trading and commodity positions, they could have an adverse effect on the ability to hedge risks associated with Real Alloy and on the costs of its hedging activities.

Certain German pension and benefit obligations of Real Alloy are currently underfunded. Real Alloy may have to make significant cash payments to certain German pension plans, which would reduce the cash available for its business and have an adverse effect on its business financial condition, results of operations, prospects and ability to satisfy its obligations under its indebtedness.

Risks Related to Our Common Stock

The market price of our common stock may fluctuate significantly. Since the predecessor entity of Signature Nevada emerged from Bankruptcy Proceeding in June 2010, the market price and liquidity of the market for shares of our common stock has varied significantly, from a low closing sales price per share of $2.31 per share in the second quarter of 2012, to a high closing price per share of $14.10 in the third quarter of 2013. The market price of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

•	changes or variations in earnings and/or operating results;
•	our ability to complete acquisitions on a timely and cost-effective basis, and generate the expected benefits from such acquisitions;
•	challenges to our NOLs or any inability to fully utilize our NOLs prior to their expiration;
•	shortfalls in operating revenues or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes in the value of our assets;
•	changes in accounting principles or changes in interpretations of existing accounting principles, which could affect our financial results;
•	changes in legislation or regulatory policies, practices, or actions;
•	the commencement or outcome of material litigation involving the Company, our subsidiaries, or the industries in which we have exposure, or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by our stockholders;

•	departure of key personnel; and
•	general market volatility, economic trends and other external factors.

Our outstanding Warrants have special participation rights in connection with the Rights Offering which, among other things, could result in their exercise of subscription rights until April 28, 2015, or a later date if extended by our Board, which may dilute the ownership of our common stockholders. The terms applicable to our 1.5 million outstanding Warrants provide special rights to such Warrantholders in respect of participation in the Rights Offering. First, Warrantholders received 20 calendar days advance notice of the Rights Offering Effective Date of the Rights Offering in order to provide such Warrantholders with additional time to exercise their Warrants in advance of the Rights Offering Effective Date. Second, Warrantholders have a period of 90 calendar days following the Rights Offering Effective Date (i.e., until 5:00 pm, New York City time, April 28, 2015) in which to exercise their subscription rights in respect of the shares of common stock for which such Warrants could have been exercised immediately prior to the Rights Offering Effective Date. Finally, if the Company does not issue subscription rights following the Warrantholder’s request in accordance with the foregoing sentence, then upon any eventual exercise of a Warrant, the Warrantholder will receive the subscription rights that such Warrantholder would have been entitled, along with the common stock for which the Warrant was exercised. As a result, our Warrantholders have a much longer period of time to exercise basic and oversubscription rights than our common stockholders had. As a result of the future issuances of shares of our common stock in connection with the exercise of the subscription and oversubscription rights of Warrantholders, our common stockholders may experience additional dilution from the Rights Offering.

We and our predecessors have not paid cash dividends since 2006 and do not intend to pay cash dividends on our common stock in the foreseeable future. We are a holding company that does not operate any business that is separate from those of SGGH, LLC and Real Alloy Parent and their subsidiaries. We are therefore dependent on SGGH, LLC and Real Alloy Parent for any funds from which to pay dividends. We and our predecessors have not paid a dividend since the fourth quarter of 2006, and we do not expect to pay any cash dividends on our common stock in the foreseeable future, but rather expect to retain earnings to finance the growth of our business.

In addition, our future cash dividends would be limited by the terms of certain of the Financings and the Series B Preferred Stock. Because we do not anticipate paying cash dividends for the foreseeable future, holders of our common stock will not realize a return on their investment unless the trading price of our common stock appreciates, which we cannot assure.

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

Our Rights Agreement could discourage, delay or prevent takeover attempts. Attempts to acquire control of the Company may be discouraged, delayed or prevented by that certain Rights Agreement, dated October 23, 2007, as amended, between our predecessor, Fremont General Corporation, a Nevada corporation, and Mellon Investor Services LLC, as Rights Agent (the “Rights Agreement”) which was adopted to protect the value of our NOLs and continues to remain in effect. The Rights Agreement provides for a dividend distribution of ten rights for each outstanding share of our common stock. The Rights Agreement also provides that, in the event that (i) we engage in a merger or other business combination transaction in which we are not the surviving corporation; (ii) we engage in a merger or other business combination transaction in which we are the surviving corporation and our common stock is changed or exchanged; or (iii) 50% or more of our assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights that have previously been voided because they were held by the acquiring person or entity) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company as set forth in the Rights Agreement. The existence of the Rights Agreement may discourage, delay or prevent a third party from effecting a change of control or takeover of the Company in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Our common stock is quoted on the OTCQX Marketplace, which may not provide investors with a meaningful degree of liquidity. Bid quotations for our common stock are available on the OTCQX Marketplace (the “OTCQX”), an electronic quotation service for securities traded over-the-counter. Bid quotations can be sporadic and may not provide any meaningful liquidity to investors. There can be no assurance that an active market will develop for our common stock or that a stockholder will ever be able to liquidate shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 3,289 square feet in Sherman Oaks, California for our primary executive and administrative offices, which lease expires in 2017. Our Industrial Supply operations occupy 19,916 square feet in Burbank, California administrative offices and primary warehouse facility under a lease that expires in 2018. Industrial Supply also leases warehouse space at eight regional distribution centers in Dallas, Texas; Orlando, Florida; Chicago, Illinois; Cranbury, New Jersey; Seattle, Washington; Charlotte, North Carolina; Birmingham, Alabama; and Toronto, Canada, each of which holds inventory to facilitate next day shipping to our customers. As of December 31, 2014, we believe our existing properties are adequate for our operations for at least the next twelve months.

Following the Real Alloy Acquisition, we operate twenty-four facilities, of which twenty-two are owned and two are leased. Most of the facilities run twenty-four hours a day seven days a week. We believe Real Alloy’s existing properties are adequate for its operations for at least the next twelve months.

Item 3.	Legal Proceedings

Bankruptcy Proceedings

Management has and continues to reposition the Company after Signature Nevada emerged from Bankruptcy Proceedings in June 2010. Prior to June 2008, Signature Nevada operated as Fremont, a financial services holding company, with most operations conducted through FIL, which offered certificates of deposit, savings and money market deposit accounts through retail banking branches in California and was a significant participant in the residential and commercial mortgage lending industry. In June 2008, Fremont filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the California Federal Bankruptcy Court. In May 2010, the California Federal Bankruptcy Court entered an order, as amended, confirming the Plan of Reorganization. On the Reorganization Effective Date, Signature Nevada emerged from Bankruptcy Proceedings and filed Amended and Restated Articles of Incorporation with the Office of the Secretary of the State for the State of Nevada, which, among other things, changed Fremont’s name to Signature Group Holdings, Inc.

During the Bankruptcy Proceedings, Fremont executed a number of settlement agreements related to litigation matters and loan repurchase claims. In the years ended December 31, 2014 and 2013, no additional settlements were executed or paid, leaving $5.1 million in Unpaid Claims. The Unpaid Claims consist of the disputed Colburn and Walker matters set forth in “Legal Proceedings” in Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report.

On April 15, 2013, the California Federal Bankruptcy Court granted the Signature Nevada’s motion for a final decree, and issued a final decree in the Bankruptcy Proceedings. The California Federal Bankruptcy Court retained jurisdiction to preside over disputed claims described in “Legal Proceedings” in Note 18—Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report. Upon the California Federal Bankruptcy Court entering the final orders in each of the Colburn and Walker claims, the Bankruptcy Proceedings will be closed.

Legal Proceedings

The information set forth under “Legal Proceedings” in Note 18—Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted on the OTCQX under the trading symbol “SGRH” and, prior to the Rights Offering, under the trading symbol “SGGH.” The following table sets forth prices of the high and low completed trades of the Company’s common stock as reported as composite transactions on the OTCQX.

	2014		2013
	High	Low	High	Low
First Quarter	$12.00	$9.50	$6.00	$4.00
Second Quarter	11.75	9.85	9.30	5.10
Third Quarter	10.25	8.00	14.20	9.00
Fourth Quarter	10.65	6.35	13.00	9.32

On February 27, 2015, there were 1,325 registered stockholders and the last reported trade of our common stock on the OTCQX was $7.01 per share.

Dividends

There were no cash dividends declared on Signature’s common stock during the years ended December 31, 2014, 2013 and 2012.

The decision to pay dividends is made by the Board and is dependent on the earnings of Signature, management’s assessment of future capital needs, and other factors. Neither the Company, nor its predecessor, has paid a dividend since the fourth quarter of 2006. Signature does not expect to pay any cash dividends on its common stock in the foreseeable future. Signature anticipates that any earnings generated from future operations will be used to finance its operations and growth.

The terms of the Series B Preferred Stock issued in connection with the Real Alloy Acquisition provide for the payment of quarterly dividends, increasing from 7% for the first eighteen months after the issue date, to 8% for the next twelve months thereafter, to 9% thereafter, with dividends payable in kind for the first two years, and thereafter in cash. Other than dividends or distributions payable on our common stock in shares of common stock, the Series B Preferred Stock will rank superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions. In addition, without the consent of the holders of a majority of the Series B Preferred Stock, we are prohibited from paying dividends on our common stock for a period of two years after the Series B Preferred Stock is issued.

In addition, we are a holding company that does not operate any business that is separate from its subsidiaries, primarily SGGH, LLC and Real Alloy Parent, and their respective subsidiaries. We are therefore dependent on SGGH, LLC, whose predecessors have not paid a dividend since the fourth quarter of 2006, Real Alloy Parent, or other subsidiaries we may form or acquire in the future, for any funds from which to pay dividends. These payments may be limited by the terms of the Financings, and by financings we may enter into in the future. Among these limitations within the Notes, the Asset-Based Facility and the Factoring Facility are limitations on the amount of dividends Real Alloy and its subsidiaries may dividend to their equity holders, including us.

Performance Graph

The information required by this item is set forth under the captions “Performance Graph” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans (“Equity Plans”) as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants and Stock Rights (a)	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants and Stock Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity Plans approved by security holders	1,067,700	$7.05	528,640
Equity Plans not approved by security holders	—	—	—
	1,067,700	$7.05	528,640

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s equity securities, made to satisfy payroll tax withholding obligations on behalf of employees upon the vesting of their restricted stock awards, in accordance with the terms of their awards during the year ended December 31, 2014:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	9,229	$10.75	—	—
February 1 — February 28	—	—	—	—
March 1 — March 31	—	—	—	—
April 1 — April 30	—	—	—	—
May 1 — May 31	—	—	—	—
June 1 — June 30	—	—	—	—
July 1 — July 31	—	—	—	—
August 1 — August 31	—	—	—	—
September 1 — September 30	—	—	—	—
October 1 — October 31	—	—	—	—
November 1 — November 30	—	—	—	—
December 1 — December 31	—	—	—	—

Tax Benefit Preservation Provision

In order to preserve valuable tax attributes following emergence from Bankruptcy Proceedings, restrictions were included in our Amended and Restated Bylaws on transfers of Signature common stock. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) i) any person or group of persons shall become a 4.9 percent holder of Signature common stock or ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased. Persons wishing to become a 4.9 percent holder (or existing five percent holders wishing to increase or decrease their percentage ownership) must request a waiver of the restriction from Signature, and the Board may grant a waiver in its sole discretion.  The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year.

Item 6.	Selected Financial Data

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data:
Operating revenues	$42,007	$43,636	$44,291	$16,495	$353
Operating loss	$(4,613)	$(3,467)	$(3,121)	$(16,054)	$(13,762)
Earnings (loss) from continuing operations	$4,054	$(10,294)	$(4,594)	$(9,345)	$(25,433)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$5,503	$(10,034)	$(7,468)	$(3,529)	$(14,052)
Basic earnings (loss) per share:
Continuing operations	$0.31	$(0.81)	$(0.36)	$(0.76)	$(2.42)
Discontinued operations	0.10	0.02	(0.23)	(0.29)	(1.34)
Basic earnings (loss) per share attributable to Signature Group Holdings, Inc.	$0.41	$(0.79)	$(0.59)	$(1.05)	$(3.76)
Diluted earnings (loss) per share:
Continuing operations	$0.29	$(0.81)	$(0.36)	$(0.76)	$(2.42)
Discontinued operations	0.09	0.02	(0.23)	(0.29)	(1.34)
Diluted earnings (loss) per share attributable to Signature Group Holdings, Inc.	$0.38	$(0.79)	$(0.59)	$(1.05)	$(3.76)
Weighted average shares outstanding:
Basic	13,403,083	12,839,761	12,572,843	12,277,237	10,503,700
Diluted	14,402,118	12,839,761	12,572,843	12,277,237	10,503,700
Cash dividends per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$62,868	$47,913	$50,946	$48,008	$67,827
Total assets	121,923	90,123	125,711	143,018	135,544
Short-term debt	1,000	500	1,000	5,116	—
Long-term debt (including current portion)	13,600	17,200	47,052	51,613	39,000
Other Financial Data:
Net cash provided by (used in):
Operating activities	$(13,932)	$22,773	$3,482	$(15,634)	$(305,189)
Investing activities	2,865	8,708	7,644	(13,581)	9,898
Financing activities	26,015	(34,518)	(8,195)	10,779	10,060
Income (expense) from change in fair value of common stock warrant liability	3,700	(6,950)	(947)	4,297	(595)
Depreciation and amortization	5,412	(10,034)	(10,244)	2,582	345
Capital expenditures	—	—	(1,036)	19	—
Federal net operating loss tax carryforward	933,607	932,818	928,699	923,800	923,795

Upon the completion of the Rights Offering in respect of the common stockholders in February 2015, the Company issued 9,751,773 shares of common stock. As previously discussed, Signature distributed subscription rights to all of its existing stockholders as of January 28, 2015, and the subscription price represented a discount to the market value of Signature’s common stock upon the closing of the Rights Offering, with respect to common stockholders, on February 27, 2015. The discount in the Rights Offering represents an implied stock dividend, which requires retroactive adjustment of the weighted average shares outstanding reported in reporting periods prior to the completion of the Rights Offering. Adjustments to the weighted average shares outstanding in all reporting periods disclosed in this Annual Report reflect an 8.3% increase from previously reported weighted average shares outstanding based on the fair value per share of our common stock immediately preceding the closing of the Rights Offering and the theoretical fair value immediately after the closing of the Rights Offering. Had all of the shares issued in respect of the common stockholders in the Rights Offering been outstanding for all of 2014, the Company’s basic and diluted earnings per share would have been $0.28 per share and $0.27 per share, respectively, for the year ended December 31, 2014. The information presented in the Selected Financial Data table should be read in conjunction with the information provided in MD&A in Part II, Item 7, and the Consolidated Financial Statements in Part IV, Item 15, of this Annual Report.

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

OVERVIEW

Signature is a Delaware holding company that owns all of the outstanding interests of its primary operating companies, Real Alloy Parent and SGGH, LLC. In 2014, the Company’s principal activities were in the Industrial Supply operating segment. In 2013, we largely wound down another operating segment, Special Situations. Following the NABCO Sale and the Real Alloy Acquisition, both of which occurred in the first quarter of 2015, our principal activities will be related to our aluminum recycling and specification alloys business and reported as such in the future. The Real Alloy Acquisition is a transformative event for the Company, both in terms of size and substance. Over the coming months, we plan to devote significant time and attention to integrating and incorporating the GRSA Business into the Company, even as a largely stand-alone operating segment. For more information on the details of the Real Alloy Acquisition and the financing for such transaction, please see “Business” above or Note 19—Subsequent Events in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

Going forward, Signature’s focus is on the growth of the Real Alloy business, as well as acquisitions of additional operating companies. We seek to acquire controlling interests in businesses with talented and experienced management teams, strong margins, and defensible market positions. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

A key element to our business strategy is utilizing our federal and state NOLs, primarily generated by Fremont’s legacy businesses. As of December 31, 2014, our federal and California NOLs are approximately $933.6 million and $994.7 million, respectively. The NOLs are further discussed in Note 11—Income Taxes in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

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

Continuing Operations: As of December 31, 2014, Signature’s continuing operations had $121.8 million in assets, or 99.9% of our total assets, and $30.6 million of liabilities, or 84.3% of our total liabilities. Our largest asset, cash and cash equivalents, increased to $62.9 million as of December 31, 2014, from our capital raising efforts to finance the Real Alloy Acquisition. Continuing operations includes two operating segments, Industrial Supply and Special Situations.

Industrial Supply is comprised of SGGH, LLC’s wholly owned subsidiary, NABCO, whose results of operations have been consolidated into Signature’s operations since NABCO was acquired in July 2011. NABCO is one of the largest independent suppliers of circuit breakers in the United States and is focused on the replacement circuit breaker market, particularly for commercial and industrial applications where replacement time is extremely important. On January 8, 2015, the Board authorized the sale of NABCO, the sale of which closed on January 9, 2015, and accordingly NABCO will be reported in discontinued operations in future filings.

Special Situations selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages, typically at a discount to unpaid principal balance, and took positions in corporate bonds and other structured debt instruments, which were generally sub-performing or nonperforming. During the second quarter of 2013, a majority of Special Situations’ assets were sold, specifically its portfolio of residential real estate loans, generating cash proceeds of approximately $27.1 million and a gain of

$5.0 million. Management has determined that no additional resources will be deployed in this business strategy and will not be reported as an operating segment in the future.

Following the acquisition, divestiture and financing activities in the first quarter of 2015, continuing operations in our Form 10-Q for the quarterly period ending March 31, 2015 will include the operations of Real Alloy North America and Europe, along with nonreportable segment operations, Special Situations and Cosmedicine, included in Corporate and Other. Discontinued operations will continue to include the former operations of Fremont, as well as NABCO.

Discontinued Operations: As of December 31, 2014, discontinued operations had $0.1 million in assets, or 0.1% of our total assets, and $5.7 million of liabilities, or 15.7% of our total liabilities. Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold, are for sale, or have been discontinued by the Company, including certain of Fremont’s former operations.

The largest liability within discontinued operations is the residential loan repurchase reserve, which, as a result of receiving no new claims in more than two years, has been reduced to $5.5 million as of December 31, 2014. See “Critical Accounting Policies” below for additional information about the repurchase reserve.

Discontinued operations also includes operating costs and liabilities associated with various litigation matters pertaining to Fremont’s prior business activities. As of December 31, 2014, SGGH, LLC was a party to nineteen defensive cases involving individual home borrowers, the majority of whom are contesting foreclosure proceedings against the loan servicer and current mortgage owner, and where Fremont or FIL has been named in the matter because it was the originator of the mortgage. SGGH, LLC has also received notices for defense, contribution and indemnification from investment banks and other counterparties who purchased Fremont loans and are currently defendants in litigation matters to which we are not a party.  We are also involved in two defensive cases involving former Fremont executives seeking severance claims. See “Legal Proceedings” in Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which we are involved.

Corporate and Other

Operating costs in Corporate and Other relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations, as management excludes such costs when assessing segment performance, along with operating entities that do not meet the threshold of a reportable segment.

Critical Accounting Policies

The accounting and reporting policies of the Company conform with GAAP. The Company’s accounting policies are fundamental to understanding our consolidated financial statements and this MD&A. Several of our policies are critical as they require our management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets and liabilities and operating revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern i) the repurchase reserve; ii) deferred tax asset valuation; and iii) goodwill and intangible assets, each of which is described below. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and our results of operations for the reporting periods in the future.

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

The repurchase reserve may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, and other relevant factors. The estimated range of possible losses related to repurchase claims as of December 31, 2014, both known and unknown, was $3.4 million to $6.9 million, for which the Company maintained a repurchase reserve of $5.5 million. The estimated range of possible losses related to repurchase claims as of December 31, 2013, both known and unknown, was $3.6 million to $7.2 million, for which the Company maintained a repurchase reserve of $6.5 million. The repurchase reserve is included in noncurrent liabilities of discontinued operations in the consolidated balance sheets, and the provision for, or recovery of, the allowance for repurchase reserve is included in other income (expense) in the statements of operations of discontinued operations.

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

Deferred tax asset valuation

Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and NOLs. As of December 31, 2014 and 2013, we had deferred tax assets of $390.7 million and $375.0 million, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, and future reversals of existing taxable temporary differences. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

Our analysis of the realizability of deferred tax assets considers future taxable income expected from continuing operations. The use of different assumptions of future earnings, the periods in which items will affect taxable income and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. We will continue to update our assumptions and forecasts of future taxable income and assess the need for any adjustment to the valuation allowance.

Our interpretations of tax laws are subject to examination by the IRS and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.

Goodwill and intangible assets

As a result of our acquisitions, we have goodwill and other intangible assets. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill in continuing operations was $17.8 million and $18.2 million as of December 31, 2014 and 2013. Intangible assets in continuing operations consist primarily of customer relationships and trade names, and totaled $1.7 million and $2.9 million as of December 31, 2014 and 2013, respectively, net of accumulated amortization. Goodwill and intangible assets in continuing operations, together, represented 16.0% and 23.4% of our total assets as of December 31, 2014 and 2013, respectively.

Goodwill is not amortized but must be allocated to reporting units and tested for impairment on an annual basis or in interim periods if events or circumstances indicate potential impairment. In April 2014 when Cosmed, Inc. (“Cosmed”), a small cosmetics company in which we were the majority owner, was reclassified as a continuing operation, we determined that $0.4 million of goodwill related to the Cosmed business combination was impaired and was written off. As of December 31, 2014, our reporting unit for purposes of goodwill impairment testing is Industrial Supply. We perform our annual goodwill impairment test for all reporting units in the fourth quarter each year using a two-step process. First, we compare the fair value of each reporting unit to its current carrying amount, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If, however, the carrying value of the reporting unit exceeds the fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.

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

In estimating the fair value of the reporting units in step one of the goodwill impairment analyses, fair values can be sensitive to changes in the projected cash flows and assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analyses is required, changes in the estimated fair values of individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any. In conducting our goodwill impairment test for 2014, we determined the fair value of our reporting units using a market approach. Our analysis required management to make judgments about earnings multiples and future revenue growth and operating costs.

Based on the results of step one of the 2014 goodwill impairment test, we determined that the estimated fair value of Industrial Supply, including goodwill, significantly exceeded its carrying value. During the year ended December 31, 2014, Industrial Supply generated $9.3 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Applying the same earnings multiple used at the time of our acquisition, which we believe be to a conservative assumption, the estimated fair value of Industrial Supply far exceeds the carrying value of the reporting unit, implying that Industrial Supply was not at risk of failing step one of the impairment test. Accordingly, goodwill was not considered impaired and the second step of impairment testing was not required.

Intangible assets with definitive useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of the intangible asset, is recognized if the sum of the estimated undiscounted cash flows relating to the intangible asset is less than the corresponding carrying value. We did not recognize impairment on intangible assets in the years ended December 31, 2014, 2013 and 2012.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents selected components of our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating revenues	$42,007	$43,636	$44,291
Operating costs	46,620	47,103	47,412
Operating loss	(4,613)	(3,467)	(3,121)
Other income (expense)	3,082	(6,837)	(888)
Loss from continuing operations before income taxes	(1,531)	(10,304)	(4,009)
Income tax expense (benefit)	(5,585)	(10)	585
Earnings (loss) from continuing operations	4,054	(10,294)	(4,594)
Earnings (loss) from discontinued operations, net of income taxes	1,358	260	(2,874)
Net earnings (loss)	5,412	(10,034)	(7,468)
Earnings (loss) attributable to noncontrolling interest	(91)	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$5,503	$(10,034)	$(7,468)

EARNINGS (LOSS) PER SHARE
Basic:
Continuing operations	$0.31	$(0.81)	$(0.36)
Discontinued operations	0.10	0.02	(0.23)
Basic earnings (loss) per share	$0.41	$(0.79)	$(0.59)
Diluted:
Continuing operations	$0.29	$(0.81)	$(0.36)
Discontinued operations	0.09	0.02	(0.23)
Diluted earnings (loss) per share	$0.38	$(0.79)	$(0.59)

As discussed and analyzed in more detail below in “Review of Operating Segments’ Results of Operations,” we reported net earnings of $5.5 million for the year ended December 31, 2014, and net losses of $10.0 million and $7.5 million for the years ended December 31, 2013 and 2012, respectively. Basic and diluted earnings per share for the year ended December 31, 2014 were $0.41 and $0.38 per share, respectively. Basic and diluted loss per share for the years ended December 31, 2013 and 2012 were $0.79 and $0.59 per share, respectively.

REVIEW OF OPERATING SEGMENTS’ RESULTS OF OPERATIONS

The following tables present revenues, expenses, net earnings (loss) and other key financial measures from our operating segments for the years ended December 31, 2014, 2013 and 2012. We have three operating segments: Industrial Supply, Special Situations and Discontinued Operations. Results of operations and other financial measures that are not included in our operating segments are included in Corporate and Other in the tables below.

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2014
Operating revenues
Net sales	$39,775	$—	$—	$—	$39,775	$—	$39,775
Interest	—	449	328	(612)	165	—	165
Gain on real estate owned	—	—	—	—	—	39	39
Gain on sale of nonmarketable equity securities	—	2,067	—	—	2,067	—	2,067
Total operating revenues	39,775	2,516	328	(612)	42,007	39	42,046
Operating costs:
Cost of goods sold	25,268	—	433	—	25,701	—	25,701
Selling, general and administrative	1,884	9	2,221	—	4,114	183	4,297
Compensation	3,317	—	4,297	—	7,614	—	7,614
Professional fees	242	—	6,882	—	7,124	884	8,008
Interest expense	905	—	612	(612)	905	—	905
Amortization of intangibles	1,074	—	88	—	1,162	—	1,162
Total operating costs	32,690	9	14,533	(612)	46,620	1,067	47,687
Operating profit (loss)	7,085	2,507	(14,205)	—	(4,613)	(1,028)	(5,641)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	3,700	—	3,700	—	3,700
Goodwill impairment	—	—	(400)	—	(400)	—	(400)
Recovery of allowance for repurchase reserve	—	—	—	—	—	1,000	1,000
Litigation settlement	—	—	—	—	—	1,500	1,500
Other, net	(82)	—	(136)	—	(218)	791	573
Total other income (expense)	(82)	—	3,164	—	3,082	3,291	6,373
Earnings (loss) before income taxes	7,003	2,507	(11,041)	—	(1,531)	2,263	732
Income tax expense (benefit)	2,845	10	(8,440)	—	(5,585)	905	(4,680)
Net earnings (loss)	4,158	2,497	(2,601)	—	4,054	1,358	5,412
Loss attributable to noncontrolling interest	—	—	(91)	—	(91)	—	(91)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,158	$2,497	$(2,510)	$—	$4,145	$1,358	$5,503

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2013
Operating revenues:
Net sales	$36,897	$—	$39	$—	$36,936	$—	$36,936
Interest	—	2,016	316	(996)	1,336	57	1,393
Nonmarketable equity securities impairment	—	(581)	—	—	(581)	—	(581)
Gain on investment securities, available for sale	—	393	—	—	393	—	393
Discount recognized on payoff of loans receivable, net	—	517	—	—	517	—	517
Loss on real estate owned	—	—	—	—	—	(173)	(173)
Gain on sale of loans held for sale	—	5,026	—	—	5,026	—	5,026
Gain on sale of commercial real estate investments	—	—	—	—	—	1,002	1,002
Other operating revenues, net	—	—	9	—	9	—	9
Total operating revenues	36,897	7,371	364	(996)	43,636	886	44,522
Operating costs:
Cost of goods sold	23,427	—	142	—	23,569	—	23,569
Selling, general and administrative	1,747	99	2,188	—	4,034	482	4,516
Compensation	2,808	—	6,433	—	9,241	96	9,337
Professional fees	522	—	4,206	—	4,728	1,298	6,026
Interest expense	996	316	3,627	(996)	3,943	—	3,943
Amortization of intangibles	1,588	—	—	—	1,588	—	1,588
Total operating costs	31,088	415	16,596	(996)	47,103	1,876	48,979
Operating profit (loss)	5,809	6,956	(16,232)	—	(3,467)	(990)	(4,457)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(6,950)	—	(6,950)	—	(6,950)
Recovery of allowance for repurchase reserve	—	—	—	—	—	1,000	1,000
Other, net	1	(14)	126	—	113	423	536
Total other income (expense)	1	(14)	(6,824)	—	(6,837)	1,423	(5,414)
Earnings (loss) before income taxes	5,810	6,942	(23,056)	—	(10,304)	433	(9,871)
Income tax expense (benefit)	2,071	2,574	(4,655)	—	(10)	173	163
Net earnings (loss)	3,739	4,368	(18,401)	—	(10,294)	260	(10,034)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$3,739	$4,368	$(18,401)	$—	$(10,294)	$260	$(10,034)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues:
Net sales	$36,242	$—	$358	$—	$36,600	$—	$36,600
Interest	—	7,611	940	(1,582)	6,969	929	7,898
Loss on real estate owned	—	—	—	—	—	(336)	(336)
Discount recognized on payoff of loans receivable, net	—	495	—	—	495	—	495
Contingent consideration	—	500	—	—	500	—	500
Gain on investment securities, available for sale	—	(273)	—	—	(273)	—	(273)
Gain on sale of loans held for sale	—	—	—	—	—	106	106
Loss on sale of commercial real estate investments	—	—	—	—	—	(116)	(116)
Other operating revenues, net	—	—	—	—	—	5	5
Total operating revenues	36,242	8,333	1,298	(1,582)	44,291	588	44,879
Operating costs:
Cost of goods sold	22,713	—	498	—	23,211	—	23,211
Selling, general and administrative	1,472	89	2,930	—	4,491	847	5,338
Compensation	2,314	23	5,713	—	8,050	26	8,076
Professional fees	791	21	4,246	—	5,058	3,797	8,855
Interest expense	1,162	940	3,663	(1,582)	4,183	—	4,183
Amortization of intangibles	2,346	—	73	—	2,419	—	2,419
Total operating costs	30,798	1,073	17,123	(1,582)	47,412	4,670	52,082
Operating profit (loss)	5,444	7,260	(15,825)	—	(3,121)	(4,082)	(7,203)
Other income (expense):
Change in fair value of common stock warrant liability	—	—	(947)	—	(947)	—	(947)
Gain on extinguishment of long-term debt	—	—	396	—	396	—	396
Recovery of allowance for repurchase reserve	—	—	—	—	—	1,000	1,000
Change in fair value of contingent consideration	(403)	—	—	—	(403)	—	(403)
Other, net	—	1	65	—	66	208	274
Total other income (expense)	(403)	1	(486)	—	(888)	1,208	320
Earnings (loss) before income taxes	5,041	7,261	(16,311)	—	(4,009)	(2,874)	(6,883)
Income tax expense (benefit)	2,230	1,467	(3,112)	—	585	—	585
Net earnings (loss)	2,811	5,794	(13,199)	—	(4,594)	(2,874)	(7,468)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,811	$5,794	$(13,199)	$—	$(4,594)	$(2,874)	$(7,468)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Industrial Supply

General

As discussed further below, for the year ended December 31, 2014, Industrial Supply generated pretax earnings of $7.0 million, on $39.8 million in net sales, or a pretax profit margin of 17.6%, as compared to pretax earnings of $5.8 million on $36.9 million of net sales, or a pretax profit margin of 15.7% for the year ended December 31, 2013. Net earnings were $4.2 million and $3.7 million in the years ended December 31, 2014 and 2013, respectively, including $2.8 million and $1.9 million of allocated income tax expense under intercompany tax sharing agreements in 2014 and 2013, respectively. Adjusted EBITDA was $9.3 million and $8.6 million for the years ended December 31, 2014 and 2013, respectively. See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.

Operating revenues

Operating revenues from Industrial Supply increased $2.9 million to $39.8 million for the year ended December 31, 2014, as compared to $36.9 million for the year ended December 31, 2013. The increase in operating revenues in 2014 is primarily related to the addition of sales representatives and increased sales from new distribution locations.

Operating costs

Operating costs at Industrial Supply were $32.7 million for the year ended December 31, 2014, as compared to $31.1 million for the year ended December 31, 2013. The $1.6 million increase in operating costs is primarily due to a $1.9 million increase cost of goods sold associated with the increase in sales during 2014, partially offset by lower professional fees and amortization of intangible assets.

Gross margin was unchanged at 36.5% for each of the years ended December 31, 2014 and 2013.

Special Situations

General

Net earnings from Special Situations decreased $1.9 million to $2.5 million for the year ended December 31, 2014, as compared to $4.4 million for the year ended December 31, 2013.

Special Situations sold all of its residential real estate loans in the second quarter of 2013, and substantially all of its remaining assets were monetized in the third and fourth quarters of 2013, realizing nonrecurring gains on sale of loans and discount recognized on payoff of loans receivable of $5.0 million and $0.5 million, respectively. In 2014, interest income fell from $2.0 million in the year ended December 31, 2013, to $0.4 million in the year ended December 31, 2014, as a result of lower interest-earning assets. In 2014, Special Situations realized a $2.1 million gain from the sale of its preferred equity interest of a private company. As of December 31, 2014, Special Situations holds $1.2 million of commercial real estate loans and management does not currently expect to re-deploy any additional assets in Special Situations.

Corporate and Other

General

Corporate and Other reported a $2.5 million net loss for the year ended December 31, 2014, as compared to a net loss of $18.4 million for the year ended December 31, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other increased $10.0 million to $3.5 million of net revenue for the year ended December 31, 2014, as compared to $6.5 million of net expense for the year ended December 31, 2013. The increase is primarily related to the change in fair value of common stock warrant liability, which decreased during the year ended December 31, 2014, based largely upon the decrease in our stock price from December 31, 2013. The decreased liability represented $3.7 million of other income for the year ended December 31, 2014, as compared to a $7.0 million expense in the year ended December 31, 2013.

Operating costs

Operating costs from Corporate and Other decreased $2.1 million to $14.5 million for the year ended December 31, 2014, as compared to $16.6 million for the year ended December 31, 2013. The decrease is primarily related to a $3.0 million decrease in interest expense and a $2.1 million decrease in compensation expense, partially offset by Real Alloy Acquisition-related transaction costs of $3.4 million. The decrease in interest expense is primarily the result of the payoff of $37.2 million of 9% Notes Due December 2016 in December 2013. The decrease in compensation expense is related to the termination of the severance periods of former executives.

Income tax expense (benefit)

For the year ended December 31, 2014, the income tax benefit of $8.4 million reflects the release of $5.1 million of deferred tax asset valuation allowance and the effect of intercompany tax sharing agreements. Based on the estimated taxable gain associated with the NABCO Sale, management has determined it is more likely than not that we will utilize a portion of our federal and California NOLs in the tax year ending December 31, 2015.

Discontinued Operations

General

Discontinued operations presents the financial condition and results of operations for the businesses and operations of Fremont. Earnings from discontinued operations, net of income taxes increased $1.1 million to $1.4 million for the year ended December 31, 2014, as compared to $0.3 million for the year ended December 31, 2013.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations increased $1.0 million to $3.3 million for the year ended December 31, 2014, as compared to $2.3 million for the year ended December 31, 2013. The $1.0 million increase in operating revenues and other income (expense) is primarily related to the $1.5 million Faigin Settlement (see Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report), partially offset by one-time gains on sales of assets and impairment recognized in 2013.

Operating costs

Operating costs in discontinued operations decreased $0.8 million to $1.1 million for the year ended December 31, 2014, as compared to $1.9 million for the year ended December 31, 2013. The decrease in operating costs is primarily related to a $0.4 million decrease in professional fees and a $0.3 million decrease in selling, general and administrative expenses.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Industrial Supply

General

As discussed further below, for the year ended December 31, 2013, Industrial Supply generated pretax earnings of $5.8 million, on $36.9 million in net sales, or a pretax profit margin of 15.7%, as compared to pretax earnings of $5.0 million on $36.2 million of net sales, or a pretax profit margin of 13.9% for the year ended December 31, 2012. Net earnings were $3.7 million and $2.8 million in the years ended December 31, 2013 and 2012, respectively, including $1.9 million and $2.1 million of allocated income tax expense under intercompany tax sharing agreements in 2013 and 2012, respectively. Adjusted EBITDA was $8.6 million and $9.1 million for the years ended December 31, 2013 and 2012, respectively. See “Reconciliation of Non-GAAP Financial Measures” below for more information about EBITDA and Adjusted EBITDA.

Operating revenues

Operating revenues from Industrial Supply increased $0.7 million to $36.9 million for the year ended December 31, 2013, as compared to $36.2 million for the year ended December 31, 2012. The increase in operating revenues in 2013 is primarily related to the expansion of our warehouse distribution locations.

Operating costs

Operating costs at Industrial Supply were $31.1 million for the year ended December 31, 2013, as compared to $30.8 million for the year ended December 31, 2012. The $0.3 million increase was primarily due to the $0.7 million increase in cost of goods sold associated with the increase in sales during 2013, partially offset by lower amortization of intangibles.

Gross margin decreased to 36.5% for the year ended December 31, 2013, from 37.3% for the year ended December 31, 2012. The decrease in gross margin was primarily attributable to higher manufacturer pricing and competitive pricing pressure.

Special Situations

General

Net earnings from Special Situations decreased $1.4 million to $4.4 million for the year ended December 31, 2013, as compared to $5.8 million for the year ended December 31, 2012. The decrease in net earnings is primarily related to a lower interest earning asset portfolio in 2013, following the sale of the residential real estate portfolio. Interest income decreased $5.6 million in 2013, compared to 2012, which was partially offset by a $5.0 million gain on sale of loans in 2013.

Corporate and Other

General

Corporate and Other reported a net loss of $18.4 million for the year ended December 31, 2013, as compared to a net loss of $13.2 million for the year ended December 31, 2012.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from Corporate and Other decreased $7.3 million to $6.5 million of net expense for the year ended December 31, 2013, as compared to $0.8 million of net revenue for the year ended December 31, 2012. The decrease is primarily related to the change in fair value of common stock warrant liability, which increased during the year ended December 31, 2013, based largely upon the increase in our stock price from December 31, 2012. The increased liability represented $7.0 million of other expense for the year ended December 31, 2013, as compared to a $0.9 million of other expense in the year ended December 31, 2012.

Operating costs

Operating costs from Corporate and Other decreased $0.5 million to $16.6 million for the year ended December 31, 2013, as compared to $17.1 million for the year ended December 31, 2012. The decrease is primarily related to a $0.4 million decrease in cost of goods sold related to Cosmed.

Discontinued Operations

General

Earnings from discontinued operations, net of income taxes increased $3.2 million to $0.3 million for the year ended December 31, 2013, as compared to a $2.9 million loss for the year ended December 31, 2012.

Operating revenues and other income (expense)

Operating revenues and other income (expense) from discontinued operations increased $0.5 million to $2.3 million for the year ended December 31, 2013, as compared to $1.8 million for the year ended December 31, 2012.

Operating costs

Operating costs in discontinued operations decreased $2.8 million to $1.9 million for the year ended December 31, 2013, as compared to $4.7 million for the year ended December 31, 2012. The decrease in operating costs is primarily related to a $2.5 million decrease in professional fees, reflecting a significant reduction in legal fees associated with defensive loan actions, securities litigation, employment litigation and plaintiff actions.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

The following table presents selected components of the Company’s condensed consolidated balance sheets as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$62,868	$47,913
Restricted cash	21	2,805
Trade accounts receivable, net	4,509	3,737
Inventory	11,349	10,777
Deferred income taxes, net	5,104	—
Other current assets	2,128	902
Current assets of discontinued operations	118	223
Total current assets	86,097	66,357
Debt and equity offering costs	14,499	—
Intangible assets, net	1,723	2,904
Goodwill	17,780	18,180
Other noncurrent assets	1,824	2,682
TOTAL ASSETS	$121,923	$90,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,899	$2,183
Accounts payable and accrued liabilities	6,218	1,045
Line of credit	1,000	500
Long-term debt due within one year	3,900	3,600
Other current liabilities	956	1,094
Current liabilities of discontinued operations	196	2,264
Total current liabilities	15,169	10,686
Long-term debt	9,700	13,600
Common stock warrant liability	5,600	9,300
Other noncurrent liabilities	336	119
Noncurrent liabilities of discontinued operations	5,500	6,500
TOTAL LIABILITIES	36,305	40,205
TOTAL STOCKHOLDERS’ EQUITY	85,618	49,918
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,923	$90,123

General

As discussed further below, total assets increased $31.8 million, or 35.3%, to $121.9 million as of December 31, 2014, from $90.1 million as of December 31, 2013; total liabilities decreased $3.9 million, or 9.7%, to $36.3 million as of December 31, 2014, from $40.2 million as of December 31, 2013; and total stockholders’ equity increased to $85.6 million as of December 31, 2014, from $49.9 million as of December 31, 2013.

Changes in stockholders’ equity reflect net earnings during the period, increased by equity issuances and amortization of share-based compensation, and decreased by repurchases of our common stock. See the Statement of Changes in Stockholders’ Equity in the consolidated financial statements included in Part IV, Item 15 of this Report for more details on changes in stockholders’ equity.

REVIEW OF OPERATING SEGMENTS’ FINANCIAL CONDITION

The following tables present the assets and liabilities of our operating segments as of December 31, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2014
Current assets:
Cash and cash equivalents	$933	$109	$61,826	$—	$62,868	$99
Restricted cash	—	—	21	—	21	—
Trade accounts receivable, net	4,509	—	—	—	4,509	—
Inventory	11,349	—	—	—	11,349	—
Deferred income taxes, net	—	—	5,104	—	5,104	—
Other current assets	1,149	241	738	—	2,128	19
Total current assets	17,940	350	67,689	—	85,979	118
Debt and equity offering costs	—	—	14,499	—	14,499	—
Intangible assets, net	1,615	—	108	—	1,723	—
Goodwill	17,780	—	—	—	17,780	—
Intercompany receivable	12	250	23,896	(24,158)	—	—
Other noncurrent assets	568	1,154	102	—	1,824	—
TOTAL ASSETS	$37,915	$1,754	$106,294	$(24,158)	$121,805	$118
Current liabilities:
Trade payables	$2,864	$—	$35	$—	$2,899	$196
Accounts payable and accrued liabilities	—	—	6,218	—	6,218	—
Line of credit	1,000	—	—	—	1,000	—
Long-term debt due within one year	3,900	—	—	—	3,900	—
Litigation reserve	—	—	—	—	—	—
Other current liabilities	113	—	843	—	956	—
Total current liabilities	7,877	—	7,096	—	14,973	196
Long-term debt	9,700	—	—	—	9,700	—
Common stock warrant liability	—	—	5,600	—	5,600	—
Repurchase reserve	—	—	—	—	—	5,500
Intercompany payable	784	3,487	19,887	(24,158)	—	—
Other noncurrent liabilities	—	88	248	—	336	—
TOTAL LIABILITIES	$18,361	$3,575	$32,831	$(24,158)	$30,609	$5,696

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations
December 31, 2013
Current assets:
Cash and cash equivalents	$66	$1,807	$46,040	$—	$47,913	$105
Restricted cash	—	—	2,805	—	2,805	—
Trade accounts receivable, net	3,736	—	1	—	3,737	—
Inventory	10,345	—	432	—	10,777	—
Real estate owned, net	—	—	—	—	—	75
Other current assets	385	97	420	—	902	43
Total current assets	14,532	1,904	49,698	—	66,134	223
Intangible assets, net	2,708	—	196	—	2,904	—
Goodwill	17,780	—	400	—	18,180	—
Intercompany receivable	—	3,171	4,002	(7,173)	—	—
Other noncurrent assets	489	2,125	68	—	2,682	—
TOTAL ASSETS	$35,509	$7,200	$54,364	$(7,173)	$89,900	$223
Current liabilities:
Trade payables	$2,160	$—	$23	$—	$2,183	$2,245
Accounts payable and accrued liabilities	—	—	1,045	—	1,045	—
Line of credit	500	—	—	—	500	—
Long-term debt due within one year	3,600	—	—	—	3,600	—
Litigation reserve	—	—	—	—	—	—
Other current liabilities	125	60	909	—	1,094	19
Total current liabilities	6,385	60	1,977	—	8,422	2,264
Long-term debt	13,600	—	—	—	13,600	—
Common stock warrant liability	—	—	9,300	—	9,300	—
Repurchase reserve	—	—	—	—	—	6,500
Intercompany payable	105	3,895	3,173	(7,173)	—	—
Other noncurrent liabilities	24	—	95	—	119	—
TOTAL LIABILITIES	$20,114	$3,955	$14,545	$(7,173)	$31,441	$8,764

Continuing Operations

Cash and cash equivalents

Cash and cash equivalents within continuing operations increased $15.0 million to $62.9 million as of December 31, 2014, from $47.9 million as of December 31, 2013. Cash and cash equivalents at Industrial Supply, Special Situations and Corporate and Other totaled $0.9 million, $0.1 million and $61.8 million, respectively, as of December 31, 2014.

In the year ended December 31, 2014, cash and cash equivalents:

•

increased $0.8 million at Industrial Supply, primarily from the timing of customer receipts and vendor payments and increased earnings in the fourth quarter of 2014, compared to the fourth quarter of 2013;

•	decreased $1.7 million at Special Situations, primarily as a result of the settlement of intercompany tax allocations, with cash moving to Corporate and Other;
•

increased $15.8 million at Corporate and Other, primarily as a result of the issuance of common stock in the October 2014 Private Placement and the Equity Offering, partially offset by the payment of debt and equity offering costs associated with the Financings, the payment of Real Alloy Acquisition transaction costs and the payment of other operating costs, which are discussed in more detail above under “Review of Operating Segments’ Results of Operations.”

Restricted cash

Restricted cash decreased $2.8 million to $21 thousand as of December 31, 2014, from $2.8 million as of December 31, 2013, as a result of the Faigin Settlement and release of funds securing a letter of credit. The amount of the judgment and accrued interest we owed the former executive were held by the California Superior Court and classified as restricted cash in our unaudited condensed consolidated balance sheets and were paid in the second quarter of 2014. Amounts held by the California Superior Court in excess of amounts due Mr. Faigin were returned to us and placed in our operating accounts. Additionally, $0.8 million of restricted funds securing a letter of credit were released in the quarter ended September 30, 2014.

Trade accounts receivable, net

Trade accounts receivable, net increased $0.8 million to $4.5 million as of December 31, 2014, from $3.7 million as of December 31, 2013, largely reflecting increased sales activity in the forty-five day period preceding December 31, 2014, compared to the same period preceding December 31, 2013.

Inventory

Inventory increased $0.5 million to $11.3 million as of December 31, 2014, from $10.8 million as of December 31, 2013, from Industrial Supply’s continued growth and expansion of their market share by serving customers in the geographic areas of the warehouses opened in 2013. The increased inventory at Industrial Supply was partially offset by a $0.4 million inventory impairment recorded on Cosmed’s old packaging and shipping materials in the first quarter of 2014.

Deferred income taxes

Deferred income taxes reflect net deferred tax assets, as of December 31, 2014 and 2013, of $390.7 million and $375.0 million, respectively, offset by valuation allowances of $385.6 million and $375.0 million, respectively. The Company released $5.1 million of the valuation allowance in the year ended December 31, 2014 after determining it was more likely than not that the Company would have taxable income in 2015 as a result of the NABCO Sale.

Debt and equity offering costs

Debt and equity offering costs represent fees, costs and expenses associated with debt and equity financing transactions related to the Real Alloy Acquisition. Fees, costs and expenses associated with debt offerings are capitalized and recognized over the life of the debt instrument as a yield adjustment, while fees, costs and expenses associated with equity offerings are recorded as a reduction of gross proceeds upon issuance, or expensed if shares are not issued. Fees, costs and expenses associated with backstop commitments are expensed in the period the commitment expires. As of December 31, 2014 and 2013, debt and equity offering costs were $14.5 million and zero, respectively. See Note 19—Subsequent Events, in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information about the debt and equity offerings to which these fees, costs and expenses relate.

Goodwill and intangible assets

Intangible assets, comprised of customer relationships, trade names, trademarks and skin care product formulations decreased $1.2 million to $1.7 million as of December 31, 2014, from $2.9 million as of December 31, 2013, as a result of scheduled amortization.

Following Cosmed’s reclassification to continuing operations, all of Cosmed’s goodwill was determined to be impaired and a $0.4 million goodwill impairment charge was recorded in April 2014. There has been no impairment of intangible assets or the Industrial Supply goodwill as of December 31, 2014 and December 31, 2013.

Trade payables

Trade payables increased $0.7 million to $2.9 million as of December 31, 2014, from $2.2 million as of December 31, 2013, primarily the timing of inventory purchases at Industrial Supply.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities increased $5.2 million to $6.2 million as of December 31, 2014, from $1.0 million as of December 31, 2013, primarily from accrued fees, costs and expenses associated with the Real Alloy Acquisition.

Line of credit

Line of credit increased $0.5 million to $1.0 million as of December 31, 2014, from $0.5 million as of December 31, 2013, primarily to fund the payment of income tax allocations under intercompany tax sharing agreements.

Long-term debt

Long-term debt decreased $3.6 million to $13.6 million as of December 31, 2014, from $17.2 million as of December 31, 2013, as a result of scheduled principal amortization payments on the term loans.

Common stock warrant liability

Common stock warrant liability decreased $3.7 million to $5.6 million as of December 31, 2014, from $9.3 million as of December 31, 2013. The $3.7 million change in fair value of common stock warrant liability during the year ended December 31, 2014 is primarily attributable to a decrease in the underlying market price of our common stock. See Note 10—Common Stock Warrant Liability in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $0.1 million as of December 31, 2014, from $0.2 million as of December 31, 2013. Liabilities of discontinued operations decreased to $5.7 million as of December 31, 2014, from $8.8 million as of December 31, 2013.

Litigation reserve

Litigation reserve represents management’s estimate of the losses the Company may have related to litigation in which the Company is a defendant.  The litigation reserve decreased $1.9 million to $0.1 million as of December 31, 2014, from $2.0 million as of December 31, 2013. The decrease is primarily related to the payment of the award Mr. Faigin was awarded from his employment litigation against Fremont.  See the “Faigin Matter” in Note 18—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information about the award and other litigation against Mr. Faigin.

Repurchase reserve

The repurchase reserve decreased $1.0 million to $5.5 million as of December 31, 2014, from $6.5 million as of December 31, 2013. There were no settlements or new claims received during the year ended December 31, 2014, and we received no communication on our existing claims, which continued to age as described below. Accordingly, our estimated exposure has fallen and our reserve has likewise been reduced. While management believes the $5.5 million repurchase reserve is sufficient as of December 31, 2014, the reserve is subjective and is based on management’s current expectations utilizing facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of the recorded repurchase reserve. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

This liability represents estimated losses we may experience from repurchase claims, both known and unknown, based on claims of breaches of certain representations and warranties Fremont provided to counterparties that purchased residential real estate loans originated by FIL, predominantly from 2002 through 2007. In preparing its estimate for the repurchase reserve, management considers the loan products, vintage, aging of repurchase claims, prior investor settlements and actual loss experience.

Total outstanding repurchase claims as of December 31, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

•	for more than six years in the case of $64.8 million in claims, or 63.7% of total claims outstanding;
•	for more than four years, but less than six years, in the case of $0.9 in claims, or 0.9% of total claims outstanding; and
•	for more than two years, but less than four years, in the case of $36.0 million in claims, or 35.4% of total claims outstanding.

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

We calculate EBITDA and Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, which is then adjusted to remove or add back certain items, or Adjusted EBITDA. These items are identified below in the reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA by operating segment. Net earnings (loss) is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA.

Our calculation of EBITDA and Adjusted EBITDA may be different from the calculation used by other companies for non-GAAP financial measures having the same or similar names; therefore, they may not be comparable to other companies.

The following tables present a reconciliation of net earnings (loss) to EBITDA and Adjusted EBITDA, by operating segment, for the years ended December 31, 2014, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2014
Net earnings (loss)	$4,158	$2,497	$(2,510)	$4,145	$1,358	$5,503
Intersegment expenses (revenues)	—	(284)	284	—	—	—
Adjusted net earnings (loss)	4,158	2,213	(2,226)	4,145	1,358	5,503
Plus:
Interest	905	—	—	905	—	905
Taxes	2,845	10	(8,440)	(5,585)	905	(4,680)
Depreciation	115	—	33	148	—	148
Amortization of intangibles and share-based compensation	1,169	—	1,166	2,335	—	2,335
EBITDA	9,192	2,223	(9,467)	1,948	2,263	4,211
Adjustments:
Change in fair value of common stock warrant liability	—	—	(3,700)	(3,700)	—	(3,700)
Inventory impairment	—	—	432	432	—	432
Goodwill impairment	—	—	400	400	—	400
Acquisition-related professional fees	—	—	3,400	3,400	—	3,400
Incremental professional fees related to the Reincorporation and proxy contest	—	—	99	99	—	99
Amortization of other capitalized costs	60	—	—	60	—	60
Accretion of discounts	—	(1)	—	(1)	—	(1)
Gain on sale of nonmarketable equity security	—	(2,067)	—	(2,067)	—	(2,067)
Litigation settlement	—	—	—	—	(1,500)	(1,500)
Recovery of allowance for repurchase reserve	—	—	—	—	(1,000)	(1,000)
Total adjustments	60	(2,068)	631	(1,377)	(2,500)	(3,877)
Adjusted EBITDA	$9,252	$155	$(8,836)	$571	$(237)	$334

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2013
Net earnings (loss)	$3,739	$4,368	$(18,401)	$(10,294)	$260	$(10,034)
Intersegment expenses (revenues)	404	(364)	(40)	—	—	—
Adjusted net earnings (loss)	4,143	4,004	(18,441)	(10,294)	260	(10,034)
Plus:
Interest	592	—	3,351	3,943	—	3,943
Taxes	2,071	2,574	(4,655)	(10)	173	163
Depreciation	90	—	17	107	—	107
Amortization of intangibles and share-based compensation	1,618	—	2,086	3,704	—	3,704
EBITDA	8,514	6,578	(17,642)	(2,550)	433	(2,117)
Adjustments:
Change in fair value of common stock warrant liability	—	—	6,950	6,950	—	6,950
Incremental professional fees related to the Reincorporation and proxy contest	—	—	2,482	2,482	—	2,482
Amortization of other capitalized costs	67	—	—	67	—	67
Accretion of discounts	—	(200)	—	(200)	—	(200)
Discount recognized on payoff of loans receivable, net	—	(517)	—	(517)	—	(517)
Gain on sale of loans held for sale	—	(5,026)	—	(5,026)	—	(5,026)
Nonmarketable equity securities impairment	—	581	—	581	—	581
Gain on investment securities, available for sale	—	(393)	—	(393)	—	(393)
Gain on sale of commercial real estate investments	—	—	—	—	(1,003)	(1,003)
Recovery of allowance for repurchase reserve	—	—	—	—	(1,000)	(1,000)
Total adjustments	67	(5,555)	9,432	3,944	(2,003)	1,941
Adjusted EBITDA	$8,581	$1,023	$(8,210)	$1,394	$(1,570)	$(176)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Total	Discontinued Operations	Consolidated
Year Ended December 31, 2012
Net earnings (loss)	$2,811	$5,794	$(13,199)	$(4,594)	$(2,874)	$(7,468)
Intersegment expenses (revenues)	407	533	(940)	—	—	—
Adjusted net earnings (loss)	3,218	6,327	(14,139)	(4,594)	(2,874)	(7,468)
Plus:
Interest	755	—	3,428	4,183	—	4,183
Taxes	2,230	1,467	(3,112)	585	—	585
Depreciation	62	—	12	74	—	74
Amortization of intangibles and share-based compensation	2,372	—	1,790	4,162	—	4,162
EBITDA	8,637	7,794	(12,021)	4,410	(2,874)	1,536
Adjustments:
Change in fair value of common stock warrant liability	—	—	947	947	—	947
Gain on extinguishment of long-term debt	—	—	(396)	(396)	—	(396)
Incremental professional fees related to the Reincorporation and proxy contest	—	—	1,500	1,500	—	1,500
Change in fair value of contingent consideration	403	—	—	403	—	403
Amortization of other capitalized costs	57	—	—	57	—	57
Accretion of discounts	—	(655)	—	(655)	—	(655)
Discount recognized on payoff of loans receivable, net	—	(495)	—	(495)	—	(495)
Impairment of investment securities, available for sale	—	620	—	620	—	620
Gain on investment securities, available for sale	—	273	—	273	—	273
Change in market valuation allowance on loans held for sale	—	(2,776)	—	(2,776)	(712)	(3,488)
Gain on sale of commercial real estate investments	—	—	—	—	116	116
Recovery of allowance for repurchase reserve	—	—	—	—	(1,000)	(1,000)
Gain on sale and recoveries on charged off loans	—	—	—	—	(469)	(469)
Total adjustments	460	(3,033)	2,051	(522)	(2,065)	(2,587)
Adjusted EBITDA	$9,097	$4,761	$(9,970)	$3,888	$(4,939)	$(1,051)

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital needs are for working capital obligations, capital expenditures and other general corporate purposes, including acquisitions. Our primary existing sources of working capital are cash from operations and credit facilities, which we intend to supplement as needed by public and private capital market transactions. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

•	cash flows generated from operating activities;
•	adequacy of available lines of credit;
•	acquisitions; and
•	our ability to attract long-term capital, whether debt or equity, with satisfactory terms.

We expect to review and consider possible acquisitions of new businesses and evaluate the retention and disposition of our existing operations. Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents, and receivables from our subsidiaries related to tax sharing agreements and totaled $46.2 million as of December 31, 2014. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries. As of December 31, 2014, $271.5 million of our Shelf Registration is effective and on file with the SEC to use for existing business requirements and future acquisitions. In February 2015, we used our Shelf Registration for the Rights Offering, and $216.5 million remains available. Our principal uses of liquidity, as of December 31, 2014, are the payment of operating costs of the holding company and capital contributions to our subsidiaries.

Assets of our primary operating subsidiary, SGGH, LLC, are principally comprised of stock or membership interests of its subsidiaries, intercompany receivables and cash and cash equivalents, and totaled $30.6 million as of December 31, 2014. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of corporate overhead expenses associated with the business and operations of SGGH, LLC (excluding Industrial Supply, which is discussed below), including discontinued operations. SGGH, LLC’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses.

Industrial Supply Liquidity

Industrial Supply’s tangible assets were principally comprised of cash and cash equivalents, trade accounts receivable and inventory and totaled $18.5 million, in the aggregate, as of December 31, 2014. In January 2015, SGGH, LLC sold all its interest in NABCO, providing SGGH, LLC with approximately $56.3 million of cash, after repayment of debt, expenses of the transaction and a $3.9 million indemnity escrow holdback.

Real Alloy Liquidity

On October 17, 2014, we signed the Real Alloy Purchase Agreement to purchase the GRSA Business from Aleris for $525.0 million. On February 27, 2015, we consummated the Real Alloy Acquisition, the purchase price of which included $500.0 million in cash and $25.0 million of Series B Preferred Stock. The cash portion of the purchase price, along with transaction-related fees and expenses, and opening cash balances were funded with:

•	Operating cash totaling $45.0 million;
•	Certain net proceeds from the NABCO Sale totaling $45.0 million;
•	Gross proceeds from the Senior Secured Notes totaling $296.5 million;
•	Gross proceeds from the issuance of our common stock in the 2014 Private Placement totaling $3.0 million;
•	Gross proceeds from the issuance of our common stock in the Equity Offering totaling $28.5 million;
•	Gross proceeds from the issuance of our common stock in the Rights Offering totaling $50.0 million (of the $55.0 million raised);
•	Gross proceeds from initial draws on the Asset-Based Facility totaling $59.5 million; and
•	Gross proceeds from initial draws on the Factoring Facility totaling €25.0 million, or $28.0 million.

We believe that cash generated from operations, borrowings under our credit facilities and future debt and equity offerings, if any, will be sufficient to meet Real Alloy’s working capital requirements, anticipated capital expenditures, and scheduled debt payments throughout 2015 and for the next several years. However, our ability to satisfy our working capital requirements and debt service obligations, or fund our planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions in the aluminum industry), debt covenants, and financial, business and other factors, some of which are beyond our control.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Sources and uses of liquidity

During the year ended December 31, 2014, consolidated cash and cash equivalents increased $15.0 million, compared to a $3.1 million decrease during the year ended December 31, 2013.

Net cash used in operating activities in 2014 was $13.9 million, compared to $23.5 million of net cash provided by operating activities in 2013.  The net cash used in operating activities in 2014 included, $14.5 million of capitalized debt and equity offering costs and $3.4 million of Real Alloy Acquisition transaction costs, partially offset by a $5.2 million increase in accounts payable and accrued liabilities primarily related to professional fees associated with capital raising efforts. The net cash provided by operating activities in 2013 included $27.1 million from the sale of the residential mortgage loan portfolio. Changes in our operating assets and liabilities resulted in net cash used in operating activities of $8.8 million in 2014, including the $14.5 million of capitalized debt and equity offering costs discussed above, compared to $1.3 million provided by operating activities in 2013.

Net cash provided by investing activities during the year ended December 31, 2014 totaled $2.9 million, compared to $8.0 million of net cash provided by investing activities during the year ended December 31, 2013. The net cash provided by investing activities in 2014 was primarily due to the receipt of $2.9 million when the private company issuer of our nonmarketable equity security was sold. The net cash provided by investing activities in 2013 was largely the result of the $4.6 million of proceeds from nonmarketable securities and $1.6 million of net cash provided from principal collections on loans receivable. Additionally, cash provided by discontinued operations was $2.1 million in 2013.

Net cash provided by financing activities during the year ended December 31, 2014 totaled $26.0 million, compared to $34.5 million of net cash used in financing activities during the year ended December 31, 2013. The net cash provided by financing activities in 2014 reflects net proceeds from the issuance of common stock totaling $29.2 million and net draws on our line of credit totaling $0.5 million, partially offset by $3.6 million of scheduled long-term debt repayments. The net cash used in financing activities in 2013 reflects the repayment of $42.9 million of long-term debt and line of credit advances and $4.0 million of contingent consideration paid to the former shareholders of NABCO, partially offset by a new $11.5 million term loan. $2.6 million of scheduled long-term debt repayments, net repayments on our revolving line of credit totaling $0.5 million, and the payment of $4.0 million of contingent consideration related to the NABCO acquisition.

As of December 31, 2014, we had $62.9 million and $0.1 million of cash and cash equivalents in continuing operations and discontinued operations, respectively. We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations over the next twelve months. As discussed above, the Shelf Registration gives us the flexibility to publicly offer various types of securities, including common stock, preferred stock, debt securities, warrants, subscription rights and units consisting of any combination of such securities, from time to time, in one or more offerings. We believe the Shelf Registration enables us to sell securities quickly and efficiently when market conditions are favorable or financing needs arise. As of December 31, 2014, $28.5 million of securities had been issued under the Shelf Registration, and following the completion of the Rights Offering in February 2015, $216.5 million of securities are available to be issued under the Shelf Registration.

Interest expense

In the years ended December 31, 2014, 2013 and 2012 we incurred interest expense of $0.9 million, $3.9 million and $4.2 million, respectively, as presented in the following table:

	December 31,
(Dollars in thousands)	2014	2013	2012
Contractual interest expense:
Line of credit	$40	$80	$90
Notes Payable	15	3,352	3,409
Term loans	789	323	377
Seller notes	—	121	250
Total contractual interest expense	844	3,876	4,126
Amortization of debt issuance costs	61	67	57
Interest expense	$905	$3,943	$4,183

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

We also have repurchase reserve liabilities related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require the Company to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 16—Discontinued Operations in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of December 31, 2014 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Term loans	$3,900	$7,400	$2,300	$—	$13,600
Noncancellable minimum lease payments	388	686	42	—	1,116
Total	$4,288	$8,086	$2,342	$—	$14,716

The Company repaid the term loans in January 2015, concurrently with the consummation of the NABCO Sale.

RECENT ACCOUNTING STANDARDS

The FASB issues and updates accounting standards on a regular basis. For a discussion of recently issued or updated accounting standards that are relevant to our operations, please refer to Note 2—Financial Statement Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the value of financial instruments is referred to as market risk.  Our consolidated balance sheets include assets and liabilities whose fair values are subject to market risks. As of December 31, 2014, our significant market risks are primarily associated with interest rates, credit and equity prices, specifically the fair value of our own common stock. The following sections address the significant market risks associated with our business activities.

Interest Rate Risk

Interest rate risk results primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads.  As of December 31, 2014, we were exposed to interest rate risk primarily through borrowings under our line of credit and term loans; however those risk exposures were completely mitigated when the loans were repaid on January 9, 2015.

Increases and decreases in interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate instruments may be more sensitive to interest rate changes than variable rate instruments.

The following table summarizes the estimated effects of hypothetical changes in interest rates on our significant assets and liabilities that are subject to interest rate risk. It is assumed that the interest rate changes occur immediately and uniformly to each category of instrument containing interest rate risk, and that there are no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in interest rates do not reflect what could be deemed “best” or “worst” case scenarios. Variations in interest rates could produce significant changes in the timing of repayments due to availability of prepayment options. For these reasons, actual results may differ from those reflected in the table.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp = basis points)
(Dollars in thousands)	Estimated Fair Value	50 bp Decrease	50 bp Increase	100 bp Increase	200 bp Increase
December 31, 2014
Liabilities:
Long-term debt	$13,592	$13,680	$13,505	$13,419	$13,251
Common stock warrant liability	5,600	5,549	5,621	5,668	5,735
December 31, 2013
Liabilities:
Long-term debt	$17,200	$17,335	$17,067	$16,936	$16,680
Common stock warrant liability	9,300	9,173	9,264	9,296	9,379

Credit Risk

We are exposed to credit risk associated with cash equivalents and trade accounts receivables. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents as of December 31, 2014 consists principally of i) cash balances in noninterest bearing checking accounts; and ii) money market funds. Substantially all trade accounts receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is focused on three customers of Industrial Supply, from whom approximately 57.9% of total trade accounts receivable were due as of December 31, 2014. The credit risk associated with the concentration of trade accounts receivable at Industrial Supply was completely mitigated with the sale of NABCO in January 2015.

Equity Price Risk

The fair value of our common stock warrant liability is impacted to a minor extent by changes in interest rates, but the major fair value driver is the market value of our own common stock. The following table illustrates the impact of increases and decreases in the fair value of Signature’s common stock on the fair value of our common stock warrant liability. It is assumed that the increase or decrease in the fair value of our common stock occurs immediately and uniformly to each category of instrument containing interest rate risk, and that there are no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in the fair value of our common stock do not reflect what could be deemed “best” or “worst” case scenarios. Variations in the fair value of our common stock could produce significant changes in other assumptions in the valuation of the common stock warrant liability, for example the actual exercise multiple may be significantly different than that assumed in our estimate of fair value. For these reasons, actual results may differ significantly from those reflected in the table.

		Estimated Fair Value after Hypothetical Change in Fair Value of Signature Common Stock
(Dollars in thousands)	Estimated Fair Value	15% Decrease	15% Increase	30% Decrease	30% Increase
Common stock warrant liability:
As of December 31, 2014	$5,600	$4,691	$6,588	$3,831	$7,670
As of December 31, 2013	9,300	7,433	11,038	5,705	12,936

Commodity Price Risk

As of December 31, 2014, we were not exposed to significant commodity price risks that could have a material effect on our consolidated financial condition or results of operations.

Foreign Currency Translation Risk

As of December 31, 2014, we were not exposed to significant foreign currency exchange rate risks that could have a material effect on our consolidated financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were operating effectively as of December 31, 2014.

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

Management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm, as stated in their attestation report included in Part IV, Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under “Election of Directors,” “Executive Officers,” “Code of Ethics for Senior Financial Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation and Other Information,”  “Corporate Governance and Board Matters — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks,” “Compensation Committee Report,” “Payments Upon Termination and Change in Control” in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial owners,” in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters — Director Independence,” in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Audit Information — Fees Paid to Independent Registered Public Accounting Firm,” in the 2015 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this Annual Report:

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated December 15, 2014, between Signature Group Holdings, Inc., a Delaware corporation, and B. Riley & Co. as Representative of the several Underwriters named in Schedule I hereto	8-K	001-08007	1.1	December 17, 2014
2.1	Stock Purchase Agreement, dated July 29, 2011, among Signature Group Holdings, Inc., North American Breaker Co., Inc. and the shareholders of North American Breaker Co., Inc.	8-K	001-08007	2.11	August 1, 2011
2.2

Agreement and Plan of Merger, dated November 25, 2013, among Signature Group Holdings, Inc., a Nevada corporation, SGH Holdco, Inc., a Delaware corporation, and SGH Merger Sub LLC, a Delaware limited liability company

		424(b)(3)	333-191685	Annex A	November 27, 2013
2.3	Purchase and Sale Agreement, dated as of October 17, 2014, by and among Aleris Corporation, Aleris International, Inc., Aleris Aluminum Netherlands, B.V., Aleris Deutschland Holding GmbH, Aleris Holding Canada Limited, Dutch Aluminum C.V., Aleris Deutschland Vier GmbH Co KG, SGH Acquisition Holdco, Inc., Evergreen Holding Germany GmbH and Signature Group Holdings, Inc.	8-K	001-08007	2.1	October 21, 2014
2.4	Purchase Agreement, dated as of January 9, 2015, by and among Signature Group Holdings, Inc., SGGH, LLC, North American Breaker Co., LLC, NABCO Holding Company, LLC and North American Breaker Co., Inc.	8-K	001-08007	2.1	January 12, 2015
2.5	Amendment No. 2 to Purchase and Sale Agreement, dated as of February 26, 2015, by and among Aleris Corporation and Real Alloy Holding, Inc.	8-K	001-08007	2.1	March 5, 2015
3.1	Second Amended and Restated Certificate of Incorporation of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	3.1	January 2, 2014
3.2	Second Amended and Restated Bylaws of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	3.1	March 13, 2014
3.3	Amended and Restated Bylaws of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	3.2	January 2, 2014
3.4	Certificate of Designation of Series B Non-Participating Preferred Stock of Signature Group Holdings, Inc.	8-K	001-08007	3.1	March 5, 2015

4.1	Form of Stock Certificate for Common Stock of Signature Group Holdings, Inc. (Delaware)	8-K	000-15569	4.1	January 2, 2014
4.2	Rights Agreement, dated October 23, 2007, between the Successor Registrant (as successor in interest to Signature Nevada) and Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent between the Company and Mellon Investor Services LLC dated October 23, 2007	8-K	001-08007	4.1	October 24, 2007
4.3	First Amendment to the Rights Agreement, dated July 28, 2011	8-K	001-08007	4.1	August 3, 2011
4.4	Rights Agreement Amendment and Assignment, dated January 2, 2014, between Signature Nevada and Computershare	8-K	000-15569	4.3	January 2, 2014
4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Successor Registrant	8-K	000-15569	4.2	January 2, 2014
4.6	Form of Warrant to purchase shares of Common Stock	8-K	001-08007	10.2	June 17, 2010
4.7	Form of Registration Rights Agreement entered into between the Company and the investors thereto	8-K	001-08007	10.3	June 17, 2010
4.8	Form of Indenture	S-3	333-191020	4.4	September 6, 2013
4.9	Indenture, dated January 8, 2015, by and among SGH Escrow Corporation, Real Alloy Intermediate Holding, LLC, and Wilmington Trust, National Association, as trustee.	8-K	001-08007	4.1	January 12, 2015
4.10	Form of 10% Senior Secured Note due 2019	8-K	001-08007	Exhibit A1 to Exhibit 4.1	January 12, 2015
4.11	Escrow and Security Agreement, dated as of January 8, 2015, by and among SGH Escrow Corporation, Wilmington Trust, National Association, as trustee under the Indenture dated January 8, 2015, and Wilmington Trust, National Association, as escrow agent.	8-K	001-08007	4.3	January 12, 2015
4.12	First Supplemental Indenture, dated as of February 27, 2015, by and among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of the guarantors listed on the signature pages thereto, and Wilmington Trust, National Association (as trustee and notes collateral trustee).	8-K	001-08007	4.1	March 5, 2015
4.13	Form of Rule 144A 10% Senior Secured Note due 2019.	8-K	001-08007	4.2	March 5, 2015
4.14	Form of Regulation S 10% Senior Secured Note due 2019.	8-K	001-08007	4.3	March 5, 2015
4.15	Form of Series B Preferred Stock Certificate.	8-K	001-08007	4.4	March 5, 2015
10.1*	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan	S-8	001-08007	4.1	May 7, 2012

10.2*	Form of Restricted Stock Agreement for use with the Incentive Plan	10-K	001-08007	10.2	April 1, 2013
10.3*	Form of Incentive Stock Option Agreement for use with the Incentive Plan	10-K	001-08007	10.3	April 1, 2013
10.4*	Form of Nonqualified Stock Option Agreement for use with the Incentive Plan	10-K	001-08007	10.4	April 1, 2013
10.5*	Employment Agreement, dated June 4, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.6*	Letter Agreement, dated November 8, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard, related to his Employment Agreement, dated June 4, 2013, reflecting adjustments related to the Reverse Split	10-Q	001-08007	10.1	November 13, 2013
10.7*	Restricted Stock Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.8*	Amendment to Restricted Stock Agreement, dated July 16, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	July 18, 2013
10.9*	Nonqualified Stock Option Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.10*	Evergreen Employment Agreement, dated August 1, 2014, between Kyle C. Ross and the Company	8-K	001-08007	10.1	August 5, 2014
10.11*	Evergreen Employment Agreement, dated August 1, 2014, between Christopher Manderson and the Company	8-K	001-08007	10.2	August 5, 2014
10.12*	Employment Agreement, dated as of August 2, 2011, by and between Craig Noell and Signature Group Holdings, Inc.	8-K	001-08007	10.1	August 4, 2013
10.13*	Separation Agreement and General Release dated April 11, 2013 by and between Craig F. Noell and the Company	8-K	001-08007	10.1	April 17, 2013
10.14	Business Loan Agreement, dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.1	October 5, 2011
10.15	Business Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	001-08007	10.1	October 5, 2011
10.16	Amendment No. 3 to Loan Agreement (Asset Based), dated September 29, 2011, among North American Breaker Co., Inc. and Pacific Western Bank	8-K	000-15569	10.1	January 2, 2014
10.17	Amendment No. 3 to Business Loan Agreement (Asset Based), dated as of December 30, 2013, between North American Breaker Co., LLC and Pacific Western Bank	8-K	000-15569	10.2	January 2, 2014
10.18	Business Loan Agreement, dated December 30, 2013, between North American Breaker Co., LLC and Pacific Western Bank	8-K	000-15569	10.3	January 2, 2014

10.19	Form of Indemnification Agreement	8-K	001-08007	10.7	June 17, 2010
10.20	Stock Purchase Agreement by and between Signature Group Holdings, Inc., a Delaware corporation, and Kettle Hill Partners, LP and Kettle Hill Partners II, LP, dated October 27, 2014	8-K	001-08007	10.1	October 29, 2014
10.21	Registration Rights Agreement by and between Signature Group Holdings, Inc., a Delaware corporation, and Kettle Hill Partners, LP and Kettle Hill Partners II, LP, dated October 27, 2014	8-K	001-08007	10.2	October 29, 2014
10.22	Purchase Agreement, dated December 23, 2014, between SGH Escrow Corporation and Goldman Sachs & Co., Deutsche Bank Securities Inc. As Representatives of the several Purchasers named in Schedule I hereto	8-K	001-08007	10.1	December 24, 2014
10.23	Pledge and Security Agreement, dated as of February 27, 2015, by and among each of the grantor parties listed on the signature page thereto and Wilmington Trust, National Association (as notes collateral trustee).	8-K	001-08007	10.1	March 5, 2015
10.24	Revolving Credit Agreement, dated as of February 27, 2015, by and among Real Alloy Recycling, Inc. (formerly known as Aleris Recycling, Inc.) for itself and as representative of other borrowers, Real Alloy Canada Ltd. (formerly known as Aleris Specification Alloy Products Canada Company), General Electric Capital Corporation, for itself as a lender, letter of credit issuer, and swingline lender and as agent for all lenders, and Wintrust Bank, as a lender.	8-K	001-08007	10.2	March 5, 2015
10.25	U.S. Revolving Guarantee and Security Agreement, dated as of February 27, 2015, by and among Real Alloy Recycling, Inc. (formerly known as Aleris Recycling, Inc.), each other U.S. borrower and grantor thereunder from time to time, and General Electric Capital Corporation, as agent.	8-K	001-08007	10.3	March 5, 2015
10.26	Canadian Revolving Guarantee and Security Agreement, dated as of February 27, 2015, by and among Real Alloy Canada Ltd. (formerly known as Aleris Specification Alloy Products Canada Company), each other grantor thereunder from time to time, and General Electric Capital Corporation, as agent.	8-K	001-08007	10.4	March 5, 2015
10.27	Intercreditor Agreement, dated as of February 27, 2015, by and among General Electric Capital Corporation, as North America ABL Agent, and Wilmington Trust, National Association, as Notes Collateral Trustee, and acknowledged and agreed to by Real Alloy Intermediate Holding, LLC, Real Alloy Holding, Inc.	8-K	001-08007	10.5	March 5, 2015

10.28		Factoring Agreement, dated as of February 27, 2015, by and between GE Capital Bank AG and Aleris Recycling (German Works) GmbH.	8-K	001-08007	10.6	March 5, 2015
10.29		Employment Agreement dated March 12, 2015 between Real Alloy Holding, Inc. and Terrance J. Hogan.	8-K	001-08007	10.1	March 12, 2015
21		Subsidiaries of the Company					X
23.1		Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP					X
31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
	*	Management or compensatory plans or arrangements.

Signature Group Holdings, Inc.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Signature Group Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;
●

provide reasonable assurance that transactions are recorded to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of Company management and/or the Board of Directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control— Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting has been audited by Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent registered public accounting firm, as stated in their report appearing on page F-2.

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Signature Group Holdings, Inc.

We have audited Signature Group Holdings, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets, statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Los Angeles, California

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Signature Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signature Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of Signature Group Holdings, Inc.’s internal control over financial reporting.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Los Angeles, California

March 16, 2015

Signature Group Holdings, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$62,868	$47,913
Restricted cash	21	2,805
Trade accounts receivable, net	4,509	3,737
Inventory	11,349	10,777
Deferred income taxes, net	5,104	—
Other current assets	2,128	902
Current assets of discontinued operations	118	223
Total current assets	86,097	66,357
Debt and equity offering costs	14,499	—
Intangible assets, net	1,723	2,904
Goodwill	17,780	18,180
Other noncurrent assets	1,824	2,682
Noncurrent assets of discontinued operations	—	—
TOTAL ASSETS	$121,923	$90,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,899	$2,183
Accounts payable and accrued liabilities	6,218	1,045
Line of credit	1,000	500
Long-term debt due within one year	3,900	3,600
Other current liabilities	956	1,094
Current liabilities of discontinued operations	196	2,264
Total current liabilities	15,169	10,686
Long-term debt	9,700	13,600
Common stock warrant liability	5,600	9,300
Other noncurrent liabilities	336	119
Noncurrent liabilities of discontinued operations	5,500	6,500
TOTAL LIABILITIES	36,305	40,205
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 66,500,000 shares authorized; 17,099,882 issued and outstanding as of December 31, 2014; and 12,213,219 issued and 12,201,102 outstanding as of December 31, 2013	17	12
Treasury stock, at cost; zero and 12,117 shares, respectively, as of December 31, 2014 and 2013	—	(130)
Additional paid-in capital	482,006	451,853
Accumulated deficit	(396,314)	(401,817)
Total stockholders' equity — Signature Group Holdings, Inc.	85,709	49,918
Noncontrolling interest	(91)	—
TOTAL STOCKHOLDERS' EQUITY	85,618	49,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,923	$90,123

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Operating revenues:
Industrial Supply	$39,775	$36,897	$36,242
Special Situations	2,232	6,691	7,691
Corporate and Other	—	48	358
Total operating revenues	42,007	43,636	44,291
Operating costs:
Cost of goods sold	25,701	23,569	23,211
Selling, general and administrative	18,852	18,003	17,599
Interest expense	905	3,943	4,183
Amortization of intangibles	1,162	1,588	2,419
Total operating costs	46,620	47,103	47,412
Operating loss	(4,613)	(3,467)	(3,121)
Other income (expense):
Change in fair value of common stock warrant liability	3,700	(6,950)	(947)
Gain on extinguishment of long-term debt	—	—	396
Goodwill impairment	(400)	—	—
Other, net	(218)	113	(337)
Total other income (expense)	3,082	(6,837)	(888)
Loss from continuing operations before income taxes	(1,531)	(10,304)	(4,009)
Income tax expense (benefit)	(5,585)	(10)	585
Earnings (loss) from continuing operations	4,054	(10,294)	(4,594)
Earnings (loss) from discontinued operations, net of income taxes	1,358	260	(2,874)
Net earnings (loss)	5,412	(10,034)	(7,468)
Earnings (loss) attributable to noncontrolling interest	(91)	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$5,503	$(10,034)	$(7,468)
EARNINGS (LOSS) PER SHARE
Basic:
Continuing operations	$0.31	$(0.81)	$(0.36)
Discontinued operations	0.10	0.02	(0.23)
Basic earnings (loss) per share	$0.41	$(0.79)	$(0.59)
Diluted:
Continuing operations	$0.29	$(0.81)	$(0.36)
Discontinued operations	0.09	0.02	(0.23)
Diluted earnings (loss) per share	$0.38	$(0.79)	$(0.59)

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$5,503	$(10,034)	$(7,468)
Other comprehensive income (loss):
Net change in unrealized gains during period:
Investment securities, available for sale	—	156	375
Reclassification of realized amounts included in net loss	—	(380)	(347)
Other comprehensive income (loss)	—	(224)	28
Total comprehensive income (loss)	$5,503	$(10,258)	$(7,440)

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Treasury Stock
(Dollars in thousands)	Number of Outstanding Shares	Amount	Number of Outstanding Shares	Amount	Number of Treasury Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2011	—	$—	11,744,746	$11	—	$—	$447,945	$(384,315)	$196	$—	$63,837
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	—	—	(7,468)	—	—	(7,468)
Issuance of restricted common stock, net of forfeitures	—	—	321,034	—	—	—	—	—	—	—	—
Restricted common stock vested	—	—		1	—	—	(1)	—	—	—	—
Common stock options exercised	—	—	8,534	—	—	—	26	—	—	—	26
Common stock warrant consideration	—	—	—	—	—	—	60	—	—	—	60
Amortization of share-based compensation	—	—	—	—	—	—	1,743	—	—	—	1,743
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	28	—	28
Balance, December 31, 2012	—	—	12,074,314	12	—	—	449,773	(391,783)	224	—	58,226
Net loss attributable to Signature Group Holdings, Inc.	—	—	—	—	—	—	—	(10,034)	—	—	(10,034)
Common stock acquired	—	—	(32,885)	—	32,885	(288)	—	—	—	—	(288)
Issuance of restricted common stock, net of forfeitures	—	—	139,005	—	(20,768)	158	(158)	—	—	—	—
Common stock options exercised	—	—	20,668	—	—	—	62	—	—	—	62
Common stock warrant consideration	—	—	—	—	—	—	60	—	—	—	60
Amortization of share-based compensation	—	—	—	—	—	—	2,116	—		—	2,116
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	(224)	—	(224)
Balance, December 31, 2013	—	—	12,201,102	12	12,117	(130)	451,853	(401,817)	—	—	49,918
Net earnings attributable to Signature Group Holdings, Inc.	—	—	—	—	—	—	—	5,503	—	—	5,503
Earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(91)	(91)
Common stock issued, net	—	—	4,684,615	5	—	—	28,303	—	—	—	28,308
Common stock acquired	—	—	(9,229)	—	9,229	(99)	—	—	—	—	(99)
Issuance of restricted common stock, net of forfeitures	—	—	73,394	—	(21,346)	229	(229)	—	—	—	—
Common stock options exercised	—	—	150,000	—	—	—	858	—	—	—	858
Common stock warrant consideration	—	—	—	—	—	—	48	—	—	—	48
Amortization of share-based compensation	—	—	—	—	—	—	1,173	—	—	—	1,173
Balance, December 31, 2014	—	$—	17,099,882	$17	—	$—	$482,006	$(396,314)	$—	$(91)	$85,618

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$5,412	$(10,034)	$(7,468)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of income taxes	(1,358)	(260)	2,874
Depreciation and amortization	1,310	1,695	2,493
Change in fair value of common stock warrant liability	(3,700)	6,950	947
Change in market valuation allowance on loans held for sale, net	—	—	(2,776)
Release of deferred tax asset valuation allowance	(5,100)	—	—
Gain on sale of investment securities, available for sale	—	(379)	(347)
Amortization of share-based compensation	1,173	2,116	1,743
Gain on sale of nonmarketable equity securities	(2,067)	(14)	—
Discount recognized on payoff of loans receivable, net	—	(517)	(495)
Investment securities, available for sale impairment	—	—	620
Nonmarketable equity securities impairment	—	581	—
Inventory impairment	432	—	—
Goodwill impairment	400	—	—
Proceeds from sale of loans held for sale, net	—	27,083	—
Gain on sale of loans held for sale, net	—	(5,027)	—
Gain on extinguishment of long-term debt	—	—	(396)
Accretion of discounts	—	(200)	(656)
Other	(15)	181	534
Changes in assets and liabilities:
Restricted cash	2,784	—	1,627
Trade accounts receivable, net	(757)	(110)	447
Inventory	(1,004)	(207)	(2,189)
Other current assets	(1,402)	2,639	(1,221)
Debt and equity offering costs	(14,499)	—	—
Other noncurrent assets	107	(2,192)	3,873
Trade payables	716	417	(228)
Accounts payable and accrued liabilities	5,173	547	(2,268)
Other current liabilities	(138)	86	19
Other noncurrent liabilities	236	92	589
Net cash provided by (used in) operating activities of discontinued operations	(1,635)	(674)	5,760
Net cash provided by (used in) operating activities	(13,932)	22,773	3,482
Cash flows from investing activities:
Proceeds from sale of investment securities, available for sale	—	3,227	2,580
Purchases of investment securities, available for sale	—	—	(2,560)
Repayments, net under revolving credit facilities in loans receivable, net	—	—	1,036
Proceeds from sale of nonmarketable equity securities	2,867	1,373	—
Principal collections on loans receivable, net	172	1,575	1,783
Purchases of property and equipment	(197)	(273)	(83)
Net cash provided by investing activities of discontinued operations	23	2,806	4,888
Net cash provided by investing activities	2,865	8,708	7,644
Cash flows from financing activities:
Advances (repayments), net on line of credit	500	(500)	(4,116)
Principal payments on long-term debt	(3,600)	(41,352)	(4,165)
Proceeds from issuance of long-term debt	—	11,500	—
Common stock acquired	(99)	(288)	—
Payment of contingent consideration	—	(4,000)	—
Proceeds from exercise of common stock options	858	62	26

Proceeds from issuance of common stock, net	28,308	—	—
Common stock warrant consideration	48	60	60
Net cash provided by (used in) financing activities	26,015	(34,518)	(8,195)
Increase (decrease) in cash and cash equivalents	14,948	(3,037)	2,931
Cash and cash equivalents, beginning of period	48,019	51,056	48,125
Cash and cash equivalents, end of period	$62,967	$48,019	$51,056
Cash and cash equivalents, end of period - continuing operations	$62,868	$47,913	$50,946
Cash and cash equivalents, end of period - discontinued operations	99	106	110
Cash and cash equivalents, end of period	$62,967	$48,019	$51,056
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$627	$598	$289
Cash paid for interest	846	3,876	4,127
Supplemental disclosure of noncash information:
Transfer of loans receivable, net to (from) loans held for sale, net	$—	$(21,846)	$23,000
Transfer of nonmarketable equity securities from other noncurrent assets to other current assets	—	1,940	—
Net transfers of loans held for sale, net in discontinued operations from real estate owned	—	—	385
Commercial loans received from sale of business	—	—	3,643
Nonmarketable equity security received from sale of business	—	—	800
Common stock received in exchange for investment securities, available for sale	—	—	1,940

See accompanying Notes to Consolidated Financial Statements.

Signature Group Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE 1 — BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. is a holding company that owns all of the outstanding interests of its two primary operating companies, Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) and SGGH, LLC, as well as other ancillary operating companies.

In 2014, Signature’s operations were largely concentrated in one operating segment, Industrial Supply, which includes one of the largest independent circuit breaker suppliers in the United States. In 2013, management substantially wound down a second operating segment, Special Situations, which selectively acquired sub-performing and nonperforming commercial and industrial loans, leases and mortgages.

The Board of Directors (the “Board”) and management expect to grow our business through acquisitions as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California NOLs and the experience of our Board and management to acquire operating businesses at prices and on terms that are aligned with our growth plans.

Reincorporation

A holding company reorganization and reincorporation from Nevada to Delaware (the “Reincorporation”) was completed on January 2, 2014, to take advantage of the benefits of Delaware corporate law and to provide a better organizational structure for future acquisitions and management of existing operations. In late 2013, a Delaware corporation and its subsidiary, SGGH, LLC, a Delaware limited liability company, were formed for the purposes of completing the Reincorporation. In the Reincorporation, following the approval of Signature’s stockholders at a special meeting of stockholders held on December 30, 2013, Signature Group Holdings, Inc., a Nevada corporation (“Signature Nevada”) merged with and into SGGH, LLC, with SGGH, LLC continuing as the surviving entity and as a wholly owned subsidiary of the Delaware holding company, now known as Signature Group Holdings, Inc., a Delaware corporation (“Signature Delaware” or “Signature”). In such transaction, effective January 2, 2014, each outstanding share of Signature Nevada common stock was converted into one share of common stock of Signature Delaware. The directors and executive officers of the Company prior to the Reincorporation continued to serve as the Board and executive officers of the Company thereafter. Prior to the merger, Signature had 66,500,000 shares of $0.01 par value common stock authorized and 12,219,781 shares outstanding. Following the merger, Signature had 66,500,000 shares of $0.001 par value common stock authorized and 12,219,781 shares outstanding. The current corporate capital structure has been retrospectively reflected in the consolidated financial statements.

Operations

In 2014, Signature’s operations were largely concentrated in one operating segment within SGGH, LLC, Industrial Supply, which held SGGH, LLC’s subsidiary North American Breaker Co., LLC (“NABCO”). Prior to the sale of NABCO in January 2015 (discussed below), Industrial Supply, headquartered in Burbank, California, was one of the largest independent suppliers of circuit breakers in the United States. Industrial Supply focused on the replacement circuit breaker market, particularly for commercial and industrial circuit breakers, where replacement time is extremely important, but also supplies residential circuit breakers. Industrial Supply operated from nine warehouse distribution locations across North America, which enabled it to provide speedy customer delivery times, a key attribute of its service-oriented model. Industrial Supply’s assets were primarily comprised of inventory, accounts receivable and intangible assets, and its liabilities were primarily comprised of trade payables, a line of credit and long-term debt.

Historically, Special Situations, a second operating segment, selectively acquired sub-performing and nonperforming commercial and industrial loans, corporate bonds, and mortgages, typically at a discount to the unpaid principal balance. Since the second quarter of 2013, when all of Special Situations’ residential real estate loans were sold generating cash proceeds of $27.1 million and a gain of $5.0 million, substantially all of the remaining assets have been monetized, including its nonmarketable preferred equity security upon the sale of the private company issuer in the fourth quarter of 2014, leaving only $1.2 million of commercial real estate loans held for investment in Special Situations as of December 31, 2014. Special Situations will not be a reportable segment in 2015.

Additionally, Signature’s operations include a discontinued operations segment, where it holds and manages certain assets and liabilities related to the former businesses of Signature Nevada, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). The assets and liabilities of discontinued operations are being managed to maximize cash recoveries and limit costs and exposures.

Recent Developments

In October 2014, Real Alloy Holding, Inc. (“Real Alloy” and formerly SGH Acquisition Holdco, Inc., a wholly owned subsidiary of Real Alloy Parent), entered into a definitive Purchase and Sale Agreement (the “Real Alloy Purchase Agreement”) to acquire certain subsidiaries of Aleris Corporation (“Aleris”) comprising Aleris’ global recycling and specification alloys business (“GRSA” and collectively, the “GRSA Entities” or “GRSA Business”) for $525.0 million (the “Real Alloy Acquisition”), subject to adjustments for the cash, indebtedness, transaction expenses and net working capital of the GRSA Entities. In February 2015, the Real Alloy Acquisition was consummated.

From October 2014 through February 2015, Signature, Real Alloy and other related subsidiaries completed a series of equity and debt financing transactions, and sold NABCO, to raise the capital required to fund the Real Alloy Acquisition, pay transaction costs and fund opening cash balances as highlighted below:

•	On October 28, 2014, Signature issued 0.3 million shares of its common stock for $10.00 per share in a private placement (the “October Private Placement”).
•	On December 19, 2014, Signature completed an underwritten equity offering of 4.4 million shares of its common stock for $6.50 per share, before the underwriting discount (the “Equity Offering”).
•

On January 8, 2015, SGH Escrow Corporation (“SGH Escrow”), a wholly owned subsidiary of Real Alloy Parent that was merged with and into Real Alloy following the closing of the Real Alloy Acquisition, with Real Alloy continuing as the surviving entity, issued $305 million of 10% senior secured notes due January 15, 2019 (the “Senior Secured Notes”). The Senior Secured Notes were issued at a price of 97.206%, for gross proceeds of approximately $296.5 million. See Note 19—Subsequent Events for additional information about the Senior Secured Notes.

•

On January 9, 2015, SGGH, LLC completed the sale of its wholly owned subsidiary, NABCO, for gross proceeds of $78.0 million, subject to customary adjustments, to PNC Riverarch Capital, a division of PNC Capital Finance, LLC (the “NABCO Sale”). See Note 19—Subsequent Events for additional information about the NABCO Sale.

•

On February 27, 2015, concurrent with the consummation of the Real Alloy Acquisition, Signature completed a rights offering (the “Rights Offering”) to its existing common stockholders, in which Signature issued 9,751,773 shares of its common stock for $5.64 per share, raising gross proceeds of $55.0 million.

•

Also, concurrent with the consummation of the Real Alloy Acquisition, Real Alloy made a $59.5 million initial draw on a new $110 million senior secured revolving asset-based credit facility (the “Asset-Based Facility”) and a €25.0 million, or $28.0 million, initial draw on a nonrecourse factoring facility with a maximum financing amount of  €50 million (the “Factoring Facility”).

•	On February 27, 2015, the Real Alloy Acquisition closed, and the proceeds from the Senior Secured Notes were released from escrow.

The $525 million purchase price was funded with $500 million in cash from certain proceeds from the NABCO Sale and the net proceeds of i) the October 2014 Private Placement; ii) the Equity Offering; iii) the Senior Secured Notes; iv) the Asset-Based Facility; v) the Factoring Facility; and vi) $25 million of a new series of non-participating preferred stock (the “Series B Preferred Stock”) issued to Aleris as part of the purchase price (clauses i) through vi) collectively, the “Financings”), and such shares, along with $5 million of cash, were placed into escrow to satisfy Aleris’ indemnification obligations. See Note 19—Subsequent Events for additional information about the Financings and the Real Alloy Acquisition.

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

On October 7, 2013, Signature Nevada filed Amended and Restated Articles of Incorporation in Nevada to effect a one-for-ten reverse stock split (the “Reverse Split”) of its authorized, issued and outstanding shares of common stock (the “Old Common Stock”). Effective October 15, 2013, as a result of the Reverse Split, Signature Nevada’s authorized common stock was reduced from 665,000,000 to 66,500,000, and every ten shares of Old Common Stock held by a stockholder were exchanged for one share of new common stock (the “New Common Stock”), with each fractional share rounded up to the nearest whole number. Immediately prior to the Reverse Split, Signature Nevada had 122,116,451 shares of Old Common Stock outstanding, and immediately following completion of the Reverse Split, 12,213,219 shares of New Common Stock were issued and outstanding. In the Reverse Split, fractional share interests of New Common Stock were rounded up to the nearest whole number. The New Common Stock trades on the OTCQX under the trading symbol ‘SGRH,’ and prior to the Rights Offering under the trading symbol ‘SGGH.’ All common stock share and per share information in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated.

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

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
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

Management records a reduction to gross sales for returns and allowances based on estimated customer returns and allowances, which is influenced by historical experience. The actual amount of sales returns and allowances realized may differ from these estimates. Management closely monitors sales returns and allowances and updates estimates based on recent trends. Changes in estimates are recorded in the period of the revision. The aggregate of sales returns and allowances was approximately 4.0%, 3.9% and 4.5% of gross sales in the years ended December 31, 2014, 2013 and 2012, respectively.

NABCO offers incentive programs to select customers based on purchase volumes. These incentive programs are individually negotiated with customers and contain a variety of different terms and conditions, including incentives calculated using tiered volume milestones and as a flat percentage of purchases. Incentives may be payable monthly, quarterly, or annually. The calculation of accrued incentives involves significant management estimates, especially where the terms of the incentive program involve tiered volume milestones. Incentives are accrued monthly based on estimates derived from expected annual sales, current program requirements, and historical experience, and are included in net sales and trade payables in the consolidated financial statements.

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

The Company performs a quarterly assessment of investment securities, available for sale with unrealized losses to determine whether the decline in the fair value of these securities below their cost basis is other-than-temporary. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to estimated fair value, which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value. During the years ended December 31, 2014, 2013 and 2012, the Company recognized credit-related other-than-temporary impairment on investment securities, available for sale of zero, zero, and $0.6 million, respectively.

The Company classifies nonmarketable equity securities in other noncurrent assets, or other current assets when the securities are held for sale, and are carried at the lower of cost or market. During the years ended December 31, 2014, 2013 and 2012, the Company recognized zero, $0.6 million and zero, respectively, of other-than-temporary impairment on nonmarketable equity securities.

No securities are included in the Company’s consolidated balance sheet as of December 31, 2014.

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

During 2013, the residential real estate loans were sold and the commercial loans were repaid in full. The remaining commercial real estate loans are classified as held for investment, based on the Company’s intent and ability to hold such loans for the foreseeable future, within other noncurrent assets.

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

Allowance for loan losses

Loans receivable, net is comprised of one class of loans as of December 31, 2014 and 2013, commercial real estate loans. An allowance for loan losses is maintained at levels deemed adequate by management to provide for probable and inherent losses. Provisions for loan losses are added to, and charge-offs deducted from, the respective allowance for loan losses.

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

Troubled debt restructurings

TDRs are renegotiated loans where borrower concessions have been granted that the Company would not otherwise make. Concessions may include forbearance through interest rate reductions or interest only periods, and accrued but unpaid interest and advances may be added to the outstanding principal balance. The Company classifies TDRs as impaired loans and evaluates the need for an allowance for loan losses at the time of restructuring. An allowance for loan losses is based on the present value of estimated future cash flows, taking into consideration the estimated net realizable value of the underlying collateral. As of December 31, 2014 and 2013, there were no TDRs in the commercial loan portfolio.

Debt and equity offering costs

Debt and equity offering costs represents fees, costs and expenses associated with ongoing capital raising efforts. Fees, costs and expenses associated with completed debt offerings are amortized to interest expense over the life of the underlying instruments. Fees, costs and expenses associated with completed equity offerings are reclassified as a reduction of additional paid-in capital. Fees, costs and expenses associated with commitments that are not utilized or debt and equity offerings that are not completed are expensed in the period that the underlying commitment expires or offering is terminated.

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

As of December 31, 2014 and 2013, no impairment has been recognized on intangible assets. As of December 31, 2014, $0.4 million of goodwill impairment has been recognized.

Common stock warrant liability

In June 2010, Signature Nevada issued warrants to purchase an aggregate of 1.5 million shares of Signature Nevada’s common stock (the “Warrants”) for an aggregate cash purchase price of $0.3 million. The Warrants have a term of ten years and had an original exercise price of $10.30 per share. The Warrants include anti-dilution and pricing protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company are issued at a price per share less than the exercise price during the term of the Warrants, excluding issuances under the Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”). As a result of the Equity Offering in December 2014, in which the Company issued shares for $6.17 per share, net of the underwriting discount, the exercise price of the Warrants was reduced to $6.17 as of December 31, 2014. The Warrants are financial instruments classified as derivative liabilities and are remeasured at fair value at each reporting date with changes in fair value reported through earnings. The exercise price of the Warrants was further reduced to $5.64 per share following the completion of the common stock portion of the Rights Offering in February 2015. See Note 19—Subsequent Events for additional information about the Rights Offering.

Income taxes

Deferred income taxes are computed using the liability method, under which deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. As a result of generating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of all of its deferred tax assets and, as such, has placed a valuation allowance of $385.6 million and $375.0 million on its deferred tax assets as of December 31, 2014 and 2013, respectively. In the year ended December 31, 2014, the Company released $5.1 million of the deferred tax valuation allowance based on expected future taxable income.  In future years, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the net deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

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

The fair value of awards of restricted common stock is determined based on the fair value of the Company’s common stock on the grant date. The fair value of common stock options containing only service conditions is estimated using the Black-Scholes option pricing model. The fair value of common stock options containing both service and market conditions is estimated using a trinomial lattice pricing model.

Comprehensive income (loss)

Comprehensive income (loss) consists of net earnings (loss) attributable to Signature and net unrealized gains on investment securities, available for sale, and is presented in the consolidated statements of comprehensive income (loss). Components of accumulated other comprehensive income consist of unrealized gains on investment securities, available for sale.

Variable interest entities

Fremont and its subsidiaries securitized mortgages in the form of real estate mortgage investment conduits. The Company evaluates each securitization trust for classification as a variable interest entity (“VIE”).  If the Company is a variable interest holder in a securitization classified as a VIE, which is usually due to an ownership of residual securities that were retained at the time of securitization, then the Company evaluates whether it may be the primary beneficiary.  The primary beneficiary is the party that has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is determined to be the primary beneficiary of the VIE (i.e., the party with a controlling financial interest), the assets and liabilities of the VIE are required to be consolidated.  As of December 31, 2014, none of the securitization trusts meet the criteria for consolidation.

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

As of December 31, 2014, discontinued operations includes only legacy litigation, primarily home mortgage foreclosure cases in which the Company has no ongoing association with the mortgage or foreclosure, and a mortgage loan repurchase reserve. Refer to Note 16—Discontinued Operations for assets, liabilities, and financial results of the components of the Company designated as discontinued operations. Significant accounting policies specific to assets and liabilities of discontinued operations are described below.

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

No REO is included in the Company’s consolidated balance sheet as of December 31, 2014.

Repurchase reserve

Pursuant to Fremont’s subprime residential mortgage business, Fremont’s primary operating subsidiary FIL sold loans and made customary standard industry representations and warranties about the loans. The Company may be required to repurchase certain loans should a court find that FIL breached certain representations and warranties provided to counterparties that purchased the loans. The Company maintains a repurchase reserve pursuant to Topic 460, Guarantees and Topic 450, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims, as well as potential future loan repurchase claims. The reserve is based on historical repurchase settlements, expected future repurchase trends for loans sold in whole loan sale transactions, and the expected valuation of such loans when repurchased. The estimated reserve is based upon currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate. The repurchase reserve is relieved when a claim is settled.

Recent accounting standards update

In February 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (Topic 220, Other Comprehensive Income) that requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income (“OCI”) by component. The accounting guidance also requires presentation, either on the face of the statements of operations or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amounts reclassified are required to be reclassified to net income in their entirety in the same reporting period under GAAP. For other amounts that are not required to be reclassified in their entirety to net income under GAAP, a cross-reference must be provided to other required disclosures that provide additional detail about those amounts. The accounting guidance, which will increase disclosures for the Company as outlined above, was effective January 1, 2013, and did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued accounting guidance (Topic 740, Income Taxes) to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances, by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets, excluding certain exceptions. The accounting guidance is effective prospectively for fiscal years beginning after December 15, 2013 and did not have a significant impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued accounting guidance (Topic 250, Presentation of Financial Statements and Topic 360, Property, Plant and Equipment) that changes the criteria for reporting discontinued operations and enhances related disclosures. Under the new guidance, only disposals representing a strategic shift in operations are presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance is effective for annual reporting periods beginning after December 15, 2014, including interim reporting periods within that reporting period. Early adoption is permitted, but only for certain disposals. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

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

In June 2014, the FASB issued accounting guidance (Topic 718, Stock Compensation) on share-based compensation with performance targets. The new guidance provides that an equity grant performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period.  Early adoption is permitted and entities may apply the new guidance either: a) prospectively to all awards granted or modified after the effective date; or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

In November 2014, the FASB issued accounting guidance (Topic 815, Derivatives and Hedging) for hybrid financial instruments issued in the form of a share. The new guidance provides that an entity determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. The effects of initially adopting the new guidance will be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the new guidance is effective. Retrospective application is permitted to all relevant prior periods. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period and early application is permitted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements and disclosures.

In November 2014, the FASB issued new accounting guidance (Topic 805, Business Combinations) on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  This new guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements or disclosures.

NOTE 3 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table presents cash and cash equivalents, within continuing operations, as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits	$35,431	$3,019
Short-term money market funds	27,437	44,894
Total cash and cash equivalents	$62,868	$47,913

The following table presents restricted cash as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing deposits — securing a letter of credit	$21	$784
Noninterest-bearing deposits — legal settlement reserve funds	—	2,021
Total restricted cash	$21	$2,805

NOTE 4 — TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable, net consisted of the following as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Trade accounts receivable	$4,741	$3,953
Estimated sales returns and allowances	(197)	(169)
Allowance for doubtful accounts	(35)	(47)
Trade accounts receivable, net	$4,509	$3,737

As of December 31, 2014 and 2013, all of the trade receivables, totaling $4.7 million and $3.9 million, respectively, of Industrial Supply were pledged as collateral to secure outstanding balances on Industrial Supply’s line of credit and term loans. The line of credit and terms loans were repaid, and the pledge released, in January 2015 in connection with the NABCO Sale. See Note 19—Subsequent Events for additional information about the NABCO Sale.

During each of the years ended December 31, 2014, 2013 and 2012, there were three Industrial Supply customers that each represented 10% or more of consolidated operating revenues. In 2014, 2013 and 2012, these customers accounted for 48.9%, 43.4% and 40.3% of consolidated operating revenues, respectively, and represented 57.9% and 51.7% of trade accounts receivable as of December 31, 2014 and 2013, respectively.

NOTE 5 — INVENTORY

Inventory consists of electrical components, primarily new electrical circuit breakers for use in commercial, industrial and residential applications. Raw materials consisted of packaging and shipping materials related to Cosmed and were destroyed, at management’s direction, in the first quarter of 2014. The following table presents the composition of the Company’s inventory as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Finished goods:
Industrial Supply	$11,374	$10,370
Raw materials:
Cosmed	—	432
	11,374	10,802
Valuation adjustment for damaged inventory	(25)	(25)
Total inventory	$11,349	$10,777

As of December 31, 2014 and 2013, all of Industrial Supply’s inventory, totaling $11.4 million and $10.4 million, respectively, was pledged as collateral to secure outstanding balances on Industrial Supply’s line of credit and term loans. The line of credit and terms loans were repaid, and the pledge released, in January 2015 in connection with the NABCO Sale. See Note 19—Subsequent Events for additional information about the NABCO Sale.

NOTE 6 — DEBT AND EQUITY OFFERING COSTS

In connection with the Real Alloy Acquisition, the Company has incurred fees, costs and expenses associated with various financing transactions that were not completed as of December 31, 2014. The debt and equity offering costs as of December 31, 2014 are summarized in the following table.

December 31,
(Dollars in thousands)	2014
Senior Secured Notes, Asset-Based Facility and Factoring Facility	$3,675
Term bridge loan and backstop commitments	10,560
Rights Offering	264
Total debt and equity offering costs	$14,499

Debt offering costs associated with each of the Senior Secured Notes, Asset-Based Facility and Factoring Facility will be amortized as interest expense over the terms of the respective instruments. Fees, costs and expenses associated with the term bridge loan and backstop commitments were expensed in 2015 following the expiration of the respective commitments. Fees, costs and expenses associated with the Rights Offering were reclassified as a reduction of additional paid-in capital following the completion of the Rights Offering in 2015. See Note 19—Subsequent Events for additional information about the Financings and the Real Alloy Acquisition.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES

Goodwill and intangible assets and liabilities consisted of the following as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Goodwill	$17,780	$18,180
Intangible assets:
Customer relationships	$7,300	$7,340
Trade names	895	895
Product formulations	190	190
Domain names	—	100
Accumulated amortization	(6,662)	(5,621)
Intangible assets, net	$1,723	$2,904
Intangible liabilities:
Lease intangibles	$100	$100
Accumulated amortization	(100)	(81)
Intangible liabilities, net	$—	$19

The following table summarizes aggregate future amortization of intangible assets:

(Dollars in thousands)
2015	$780
2016	492
2017	253
2018	163
2019	13
Thereafter	22
$1,723

NOTE 8 — OTHER ASSETS AND OTHER LIABILITIES

The following table presents the Company’s other assets and other liabilities, within continuing operations, as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Other current assets:
Prepaid expenses	$718	$737
Prepaid inventory	839	72
Loans receivable due within one year	81	85
Income taxes receivable	284	—
Value-added tax receivable	202	—
Other	4	8
Total other current assets	$2,128	$902

Other noncurrent assets:
Loans receivable, net	$1,154	$1,322
Nonmarketable equity securities	—	800
Property and equipment, net	435	386
Debt issuance costs	111	174
Other	124	—
Total other noncurrent assets	$1,824	$2,682

Other current liabilities:
Accrued expenses	$797	$877
Accrued payroll	157	94
Income taxes payable	—	121
Other	2	2
Total other current liabilities	$956	$1,094

Other noncurrent liabilities:
Accrued expenses	$132	$94
Intangible lease	—	19
Deferred income taxes	204	6
Total other noncurrent liabilities	$336	$119

NOTE 9 — DEBT

The following table presents the Company’s debt as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Line of credit	$1,000	$500

Long-term debt:
$8,000 term loan issued at par in September 2011 at a base rate plus 1.00%, due September 2016	$3,900	$5,700
$11,500 term loan issued at par in December 2013 at 5.0%, due December 2018	9,700	11,500
	13,600	17,200
Less: Principal due within one year	(3,900)	(3,600)
Long-term debt	$9,700	$13,600

Line of credit

Line of credit consists of NABCO’s $4.0 million asset-based revolving loan that is subject to a borrowing base. As of December 31, 2014 and 2013, outstanding borrowings on the revolving line of credit were $1.0 million and $0.5 million, respectively. As of

December 31, 2014, available borrowing capacity under the revolving line of credit was $3.0 million. The line of credit has a variable interest rate based upon the lender’s base rate, which was 4.0% on December 31, 2014, and is secured by all of NABCO’s assets. Interest expense on the line of credit was $40 thousand, $80 thousand and $71 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Term loans

Term loans include NABCO’s term loans that are subject to quarterly principal payments with balloon payments of any remaining principal balance due at maturity.  As of December 31, 2014, the interest rate on the variable rate term loan was 5.00%. In the event of default, the interest rates on both term loans increase by 5.00% per annum.  Interest expense on the term loans was $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Under the terms of the $11.5 million term loan, Signature has guaranteed $5.0 million of the loan should NABCO not meet its obligations under the loan agreement. As of December 31, 2014, all of NABCO’s trade accounts receivable and inventory, totaling $4.7 million and $11.4 million, respectively, were pledged under NABCO’s line of credit and term loans.

The guarantee and pledges were eliminated in January 2015 when the line of credit and term loans were repaid in connection with the NABCO Sale. See Note 19—Subsequent Events for additional information about the NABCO Sale.

Contractual maturities of long-term debt as of December 31, 2014 are as follows:

	Contractual Obligations - Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Term loans	$3,900	$7,400	$2,300	$—	$13,600

NOTE 10 — COMMON STOCK WARRANT LIABILITY

In connection with Signature Nevada’s emergence from chapter 11 bankruptcy (“Bankruptcy Proceedings”) on June 11, 2010 (the “Reorganization Effective Date”), warrants to purchase an aggregate of 1.5 million shares of Signature Nevada’s common stock were issued (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vest. The Warrants vested 20% upon issuance and, thereafter, vest 20% annually on the anniversary of the issuance date and, as of December 31, 2014, the Warrants are 100% vested. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In December 2014, the Company issued shares of common stock in a public offering under its registration statement on Form S-3 (the “Shelf”) at $6.17 per share, thereby reducing the exercise price of the Warrants to $6.17 per share as of December 31, 2014. Further, on February 27, 2015, the exercise price of the Warrants was reduced to $5.64 per share following the completion of the common stockholder portion of the Rights Offering. See Note 19—Subsequent Events for additional information about, and the participation by the holders of the Warrants in, the Rights Offering.

The Company utilized a Monte Carlo simulation to estimate the fair value of the common stock warrant liability as of December 31, 2014, and used a trinomial lattice option pricing model as of December 31, 2013. See Note 14—Fair Value Measurements for a discussion about the estimated fair values determined using the Monte Carlo simulation model and the trinomial lattice option pricing model. A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. The following table presents changes in the fair value of the common stock warrant liability during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Beginning balance	$9,300	$2,350	$1,403
Change in fair value of common stock warrant liability	(3,700)	6,950	947
Ending balance	$5,600	$9,300	$2,350

NOTE 11 — INCOME TAXES

The following table summarizes income tax expense (benefit), within continuing operations, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current income tax expense (benefit):
Federal	$(454)	$(13)	$512
State	(35)	8	156
Total current income tax expense (benefit)	(489)	(5)	668
Deferred income tax expense (benefit):
Federal	(5,000)	—	—
State	(96)	(5)	(83)
Total deferred income tax expense (benefit)	(5,096)	(5)	(83)
Total income tax expense (benefit)	$(5,585)	$(10)	$585

A reconciliation of the effective tax rates in the consolidated statements of income from continuing operations with the statutory federal income tax rate of 34.0% is summarized in the following:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.2%	0.8%	2.0%
Deferred tax valuation allowance	(731.8)%	(13.5)%	(36.7)%
Fair value adjustments	82.2%	(23.9)%	(6.7)%
Revisions to prior year taxes	955.3%	3.4%	1.5%
Meals and entertainment	(0.3)%	(0.3)%	(0.3)%
Other	24.2%	(0.4)%	(2.4)%
Effective tax rate	364.8%	0.1%	(8.6)%

Net payments made for federal and state income taxes were $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table provides a summary of the activity in the amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$344	$378	$423
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	294	—	378
Reductions of tax positions of prior years	—	(34)	(423)
Settlements	(638)	—	—
Ending balance	$—	$344	$378

When necessary, the Company accrues the expected tax and interest exposure for tax matters that are either in the process of resolution or have been identified as having the potential for adjustment. There was no reserve for uncertain tax matters as of December 31, 2014 and 2013.

In connection with the NABCO business combination in July 2011, the Company recognized a $0.4 million liability for uncertain tax matters related to the difference between positions taken on tax returns filed prior to the acquisition and the estimated potential tax settlement outcomes associated with inventory costs in those tax returns. The statute of limitations on the uncertain tax matter expired in September 2012 and the accrued liability and the related indemnification asset were reversed.

In March 2014, the IRS completed its examination of the Company’s 2003, 2004, 2005 and 2008 tax years and delivered a special report on their examination to the congressional Joint Committee on Taxation (the “Joint Committee”). As required by Internal Revenue Code (the “Code”) Section 6405(a), the Joint Committee reviews all income tax refund requests in excess of $2.0 million, including the Company’s $24.8 million refund request related to its 2003, 2004, 2005 and 2008 tax years, which was received in October 2010. The special report, which the Joint Committee accepted without exception, indicated that net adjustments to the tax returns under examination resulted in a $0.5 million refund overpayment. The Company made estimated payments related to the refund overpayment in January 2013 and March 2014 aggregating $0.6 million, including estimated interest. In September 2014, the IRS provided a final accounting of the examination adjustments. These adjustments included additional interest adjustments on 2006 underpayment of tax liability, offset by NOLs generated in 2007 and utilized in the 2008 tax return. Interest on the underpayment accrued from its original due date until the 2008 tax return, utilizing the NOL was filed. In October 2014, the Company paid the $0.3 million of interest on tax adjustments. As of December 31, 2014, the Company has no tax years under examination, and tax years 2003 through 2008 are closed.

Deferred income taxes are a component of continuing operations, and include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. The components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are summarized in the following table:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$375,193	$360,211
Alternative minimum tax credits	10,908	10,909
Repurchase reserve	2,098	2,450
Real Alloy Acquisition Costs	1,296	—
Inventory	641	469
Compensation	873	975
Litigation reserves	134	743
Bad debt	22	164
Other	149	121
Total deferred tax assets	391,314	376,042
Deferred tax liabilities:
Intangible assets and liabilities	624	1,013
Other	35	6
Total deferred tax liabilities	659	1,019
Net deferred tax asset before valuation allowance	390,655	375,023
Deferred tax valuation allowance	(385,551)	(375,029)
Net deferred tax asset (liability)	$5,104	$(6)

As of December 31, 2014, the Company had estimated federal and California net operating loss carryforwards (“NOLs”) of $933.6 million and $994.7 million, respectively. The federal NOLs have a 20-year life and begin to expire after the 2027 tax year, while the California NOLs have either a 10-year or 20-year life and begin to expire after the 2017 tax year. In order to preserve these tax attributes following emergence from Bankruptcy Proceedings, restrictions are included in Signature’s Amended and Restated Bylaws on transfers of its common stock (the “Tax Benefit Preservation Provision”). The same restrictions were included in Signature Nevada’s Amended and Restated Bylaws. Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) i) any person or group of persons own 4.9% of the then-outstanding shares of Signature common stock, whether directly or indirectly (a “4.9-percent holder”),  or ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased. Persons wishing to become a 4.9-percent holder (or existing five-percent holders wishing to increase or decrease their percentage ownership) must request a waiver of the restriction from Signature, and the Board may grant a waiver in its sole discretion.  The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year.

The Company assesses deferred tax assets to consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate future taxable income during the periods in which temporary differences become deductible. Prior to the NABCO Sale, as a result of generating losses since 2006, among other factors, the Company had determined that sufficient uncertainty existed as to the realizability of its net deferred tax asset and placed a full valuation allowance on its net deferred tax assets. Based on the fact that the NABCO Sale will generate a gain for income tax purposes of approximately $45.0 million, management has determined it is more likely than not that the Company will report taxable income for the year ended December 31, 2015 in United States federal and state jurisdictions in which Signature has NOLs. Based on the Company’s analysis of estimated taxable income, including the NABCO Sale and the Real Alloy Acquisition, in which the Company received a Tax Code Section 338(h)(10) election and a step-up in tax basis of the acquired assets in the Real Alloy Acquisition, $5.1 million of the deferred tax asset valuation allowance has been released in the year ended December 31, 2014, and the deferred tax valuation allowance as of December 31, 2014 and 2013 was $385.6 million and $375.0 million, respectively. Net deferred tax assets totaled $5.1 million as of December 31, 2014 and net deferred tax liabilities were $6 thousand at December 31, 2013.

NOTE 12 — SHARE-BASED PAYMENTS AND EMPLOYEE BENEFITS

Incentive Plan

The Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “Incentive Plan”) provides for the grant of restricted common stock, common stock options, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. Under the Incentive Plan, the Board is authorized to issue up to 2.5 million shares of common stock, or its equivalent. As of December 31, 2014 and 2013, there were no stock appreciation rights or restricted stock units outstanding, and there were approximately 0.5 million and 0.6 million shares, respectively, available for grant under the Incentive Plan.

Director Compensation Program

The Director Compensation Program provides for annual grants, under the Incentive Plan, of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member. These grants have a grant date fair value of $75 thousand per nonexecutive director, and vest on January 1 of the following year. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest immediately have restrictions on transfer of the common stock for approximately one year. The following table provides activity of restricted common stock for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Beginning balance	139,641	$4.94	357,522	$4.32	231,506	$5.96
Shares vested	(98,530)	5.76	(356,886)	4.61	(195,017)	4.18
Shares granted	73,394	9.89	139,005	5.70	321,033	3.05
Ending balance	114,505	$7.42	139,641	$4.94	357,522	$4.32

Share-based compensation related to restricted common stock awards was $0.7 million, $1.2 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the aggregate unamortized value of share-based restricted common stock awards was $0.4 million and $0.3 million, respectively, and will be recognized over a weighted average period of 1.9 years from December 31, 2014.

During the years ended December 31, 2014 and 2013, respectively, the Company repurchased 9,229 and 32,885 shares of its common stock (the “Treasury Shares”) from executive officers and employees, at fair value, for $0.1 million and $0.3 million, respectively, to satisfy statutory payroll tax withholding requirements on vesting restricted common stock awards. The 2014 and 2013 Director Compensation Program awards included the reissuance of 21,346 and 9,897 Treasury Shares, respectively. Employees were granted 10,618 and 10,871 shares of restricted common stock in 2014 and 2013, respectively. All of the shares of restricted common stock issued to employees in 2013 were reissued Treasury Shares. Executive officers were granted 27,500 and 25,000 shares of restricted common stock in 2014 and 2013, respectively. There were zero and 12,117 Treasury Shares held as of December 31, 2014 and 2013, respectively.

Common stock options

The Company also issues common stock options to employees under the Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for performance-based awards using assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, since emerging from Bankruptcy Proceedings on the Reorganization Effective Date, and volatilities of similar entities. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining maturities approximating the expected term at the grant date. There were no common stock option awards granted in the year ended December 31, 2014. The following table provides assumptions used in determining the fair value of common stock option grants for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(Weighted averages)	2013	2012
Expected volatility	55.00%	52.60%
Risk-free interest rate	1.15%	0.80%
Expected term (in years)	5.60	5.10
Dividend yield	—%	—%
Grant date fair value per share	$2.75	$1.67

The following table presents activity of nonvested common stock options during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning balance	673,833	$6.59	872,373	$5.41	881,600	$5.72
Options granted	—	—	205,000	9.52	184,600	3.57
Options vested	(592,433)	6.29	(383,208)	5.47	(189,861)	5.11
Options forfeited	—	—	(20,332)	3.62	(3,966)	3.00
Ending balance	81,400	$7.62	673,833	$6.59	872,373	$5.41

The following table presents activity of exercisable common stock options during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Beginning balance	543,867	$5.76	181,327	$5.21	—	$—
Options exercised	(150,000)	5.72	(20,668)	3.00	(8,534)	3.00
Options vested	592,433	6.29	383,208	5.47	189,861	5.11
Ending balance	986,300	$6.08	543,867	$5.76	181,327	$5.21

The weighted average remaining contractual life for common stock options outstanding and exercisable as of December 31, 2014 and 2013 was 6.6 and 7.4 years, respectively, and the weighted average remaining contractual life for common stock options exercisable as of December 31, 2014 was 6.6 years.

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Intrinsic value of common stock options outstanding	$1,507	$5,520
Intrinsic value of common stock options exercisable	1,404	2,716

The following table presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Intrinsic value of common stock options exercised (1)	$398	$137	$10
Fair value of common stock options vested(2)	1,244	756	327

(1)	The intrinsic value of common stock options exercised is the difference between the fair market value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.6 million, $0.9 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the aggregate unamortized value of share-based common stock option awards was $0.1 million and $0.7 million, respectively, and will be recognized over a weighted average period of 0.4 years from December 31, 2014.

401(k) saving plan

The Company maintains a 401(k) savings plan (the “Savings Plan”) under which all full-time employees are eligible to participate. Employee contributions are limited to the maximum amount allowed by the IRS. The Company matches 100% of each employee contribution to the Savings Plan, up to a maximum match of 4% of each employee’s total compensation. Matching contributions under the Savings Plan during the years ended December 31, 2014, 2013 and 2012 were $0.2 million, $0.2 million and $0.1 million, respectively.

NOTE 13 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. Signature distributed subscription rights to all of its existing stockholders as of January 28, 2015, and the subscription rights price represented a discount to the market value of Signature’s common stock upon the closing of the Rights Offering, with respect to common stockholders, on February 27, 2015. The discount in the Rights Offering represents an implied stock dividend, which requires retroactive adjustment of the weighted average shares outstanding reported in reporting periods prior to the completion of the Rights Offering.  Adjustments to the weighted average shares outstanding in all reporting periods disclosed in this Annual Report reflect an 8.3% increase from previously reported weighted average shares outstanding, based on the fair value per share immediately preceding the closing of the Rights Offering and the theoretical fair value immediately after the closing of the Rights Offering. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of unvested restricted common stock awards, common stock options and the Warrants, determined using the treasury stock method.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Earnings (loss) from continuing operations	$4,054	$(10,294)	$(4,594)
Earnings (loss) from discontinued operations, net of income taxes	1,358	260	(2,874)
Net earnings (loss)	5,412	(10,034)	(7,468)
Earnings (loss) attributable to noncontrolling interest	(91)	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$5,503	$(10,034)	$(7,468)
Basic:
Weighted average basic shares outstanding	13,403,083	12,839,761	12,572,843
Earnings (loss) per share
Continuing operations	$0.31	$(0.81)	$(0.36)
Discontinued operations	0.10	0.02	(0.23)
Basic earnings (loss) per share	$0.41	$(0.79)	$(0.59)
Diluted:
Weighted average diluted shares outstanding	14,402,118	12,839,761	12,572,843
Earnings (loss) per share
Continuing operations	$0.29	$(0.81)	$(0.36)
Discontinued operations	0.09	0.02	(0.23)
Diluted earnings (loss) per share	$0.38	$(0.79)	$(0.59)

The following table provides details on the average market price of Signature common stock and the incremental shares that would have been included in the diluted shares outstanding computation for the years ended December 31, 2013 and 2012, had they not been anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Average market price of Signature common stock	$9.58	$8.57	$3.56
Potentially dilutive common stock equivalents:
Unvested restricted common stock	47,135	252,313	80,913
Common stock options	418,544	302,260	1,421
Warrants	533,356	301,443	—
Total potentially dilutive common stock equivalents	999,035	856,016	82,334

NOTE 14 — FAIR VALUE MEASUREMENTS

Fair Value Estimates of Financial Instruments

The following tables present the carrying values and fair value estimates of financial instruments as of December 31, 2014 and 2013:

		December 31, 2014
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$62,868	$62,868
Restricted cash	Level 1	21	21
Loans receivable, net (other noncurrent assets)	Level 3	1,236	1,236
Discontinued operations:
Cash and cash equivalents	Level 1	99	99
LIABILITIES
Continuing operations:
Line of credit	Level 3	$1,000	$1,000
Long-term debt	Level 3	13,600	13,592
Common stock warrant liability	Level 3	5,600	5,600

		December 31, 2013
(Dollars in thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$47,913	$47,913
Restricted cash	Level 1	2,805	2,805
Loans receivable, net (other assets)	Level 3	1,407	1,400
Nonmarketable equity security (other assets)	Level 3	800	4,000
Discontinued operations:
Cash and cash equivalents	Level 1	106	106
LIABILITIES
Continuing operations:
Line of credit	Level 3	$500	$500
Long-term debt	Level 3	17,200	17,200
Common stock warrant liability	Level 3	9,300	9,300

The Company used the following methods and assumptions to estimate the fair value of each class of financial instrument as of December 31, 2014 and 2013:

Cash and cash equivalents and restricted cash

Cash and cash equivalents and restricted cash are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Loans receivable, net

Loans receivable, net, consists of commercial real estate loans. The estimated fair value considers the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

Nonmarketable equity security

Nonmarketable equity security consisted of 4.00% cumulative convertible preferred stock of a private company with which the Company previously had a commercial lending relationship through Special Situations and is classified in other noncurrent assets. The preferred stock had a stated value of $2.0 million and is convertible to 45.0% of the common stock of the private company, on a fully diluted basis. The estimated fair value of preferred stock is based on estimates of EBITDA, a sales multiple and a control discount.

Line of credit

The line of credit is a short-term borrowing facility, used primarily to support ongoing operations. The carrying value is a reasonable estimate of fair value, as this instrument has a short-term maturity and a market interest rate.

Long-term debt

Long-term debt includes term loans, the fair value of which is based on the market characteristics of the individual loan terms, including interest rates, scheduled principal amortization and maturity dates, generally consistent with market terms.

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the Warrants’ anti-dilution and pricing protection provisions. The fair value of the common stock warrant liability as of December 31, 2013 was based on a trinomial lattice option pricing model that utilized various assumptions, including exercise multiple, volatility and expected term. Given the fact that both the Equity Offering and the Rights Offering triggered the pricing protection provisions of the Warrants, management has elected to refine its estimation of the fair value of the common stock warrant liability by including the two new assumptions in a Monte Carlo simulation. The fair value of the common stock warrant liability as of December 31, 2014 is based on a Monte Carlo simulation that utilizes various assumptions, including exercise multiple, volatility, expected term and equity raise assumptions. See the quantitative information disclosures below for additional information about the estimated fair value of the common stock warrant liability. See the quantitative and qualitative disclosures about fair value estimates of Level 2 and 3 assets and liabilities, below, for information about the management’s refinement of its estimate of the fair value of the common stock warrant liability.

Recurring and Nonrecurring Fair Value Measurements

Certain assets and liabilities are required to be carried at estimated fair value and are referred to as recurring fair value measurements under GAAP. From time to time, the Company is required to measure other assets and liabilities at estimated fair value, typically from the application of specific accounting guidance under GAAP and are referred to as nonrecurring fair value measurements. These adjustments to fair value generally result from the application of lower of cost or market accounting or impairment charges of individual assets.

The following table presents the Company’s assets and liabilities measured at estimated fair value as of December 31, 2014 and 2013 based on the fair value hierarchy on a recurring and nonrecurring basis:

(Dollars in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring fair value measurements:
December 31, 2014
Common stock warrant liability	$—	$—	$5,600	$5,600
December 31, 2013
Common stock warrant liability	$—	$—	$9,300	$9,300
Nonrecurring fair value measurements:
December 31, 2013
Real estate owned, net	$—	$—	$75	$75

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Beginning Balance	Income (Expense) Realized in Earnings	Transfers In/Out of Level 3	Purchases	Issuances	Settlements	Ending Balance
Year Ended December 31, 2014
Common stock warrant liability	$9,300	$3,700	$—	$—	$—	$—	$5,600
Year Ended December 31, 2013
Common stock warrant liability	$2,350	$(6,950)	$—	$—	$—	$—	$9,300
Year Ended December 31, 2012
Common stock warrant liability	$1,403	$(947)	$—	$—	$—	$—	$2,350

The following table summarizes gains (losses) on assets and liabilities recorded on a nonrecurring basis for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Inventory	$432	$—	$—
Goodwill	400	—	—
Loans held for sale, net:
Continuing operations	—	—	2,776
Discontinued operations	—	—	(1,062)
Real estate owned, net	—	283	(725)
Commercial real estate investments, net	—	—	(121)
	$832	$283	$868

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following tables presents quantitative information about the valuation techniques and unobservable inputs applied to Level 2 and Level 3 recurring and nonrecurring fair value measurements as of December 31, 2014 and 2013:

December 31, 2014
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Liabilities:
Common stock warrant liability	$5,600	Monte Carlo Simulation	Exercise multiple	2.8x (2.8x)
			Volatility	52.0% (52.0%)
			Expected term	5.8 — 5.8 years (5.8 years)
			Equity raise probablity	25% (25%)
			Issue price discount to fair value	15% (15%)

	December 31, 2013
(Dollars in thousands)	Estimated Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Real estate owned, net (discontinued operations)	$75	Market approach	Marketability discounts	20.0% (20.0%)
			Estimated selling costs	8.0% (8.0%)
Liabilities:
Common stock warrant liability	$9,300	Lattice option pricing model	Exercise multiple	2.8x (2.8x)
			Volatility	55.0% (55.0%)
			Expected term	4.1 — 4.2 years (4.2 years)

Significant unobservable inputs used in the fair value measurement of REO were marketability discounts and estimated selling costs. The Company utilized third party collateral valuation services and real estate Internet websites to estimate the fair value of REO and adjusts these values to account for various factors, such as historical loss experience, anticipated liquidation timing and estimated selling costs. Significant increases in these assumptions would result in a decrease in the estimated fair value of REO, while decreases in these assumptions would result in a higher estimated fair value.

Significant unobservable inputs used in the fair value measurement of the common stock warrant liability include an exercise multiple, volatility and expected term. The Company used these unobservable inputs in a trinomial lattice option pricing model to estimate fair value as of December 31, 2013. Given the fact that both the Equity Offering and the Rights Offering triggered the pricing protection provisions of the Warrants, management has elected to refine its estimation of the fair value of the common stock warrant liability by including two new assumptions in a Monte Carlo simulation. The December 31, 2014 estimated fair value was determined using a Monte Carlo simulation using the same assumptions used in the trinomial lattice option pricing model and two additional assumptions: the probability of additional equity raises and the estimated discount to fair value in the event an equity raise occurs. Management compared the estimated fair value of the common stock warrant liability using the trinomial lattice option pricing model and the Monte Carlo simulation assuming a 0% probability of future equity raises, and determined the estimated fair value was comparable in both models. Significant increases in the exercise multiple or significant decreases in volatility, expected term or the equity raise probability would result in a decrease in the estimated fair value of the common stock warrant liability, while significant decreases in the exercise multiple or significant increases in volatility, expected term or the equity raise probability would result in an increase in the estimated fair value of the common stock warrant liability.

NOTE 15 — OPERATIONS BY REPORTABLE SEGMENT

Segment information is prepared on the same basis that our CEO, our chief operating decision-maker, manages the segments, evaluates financial results, and makes key operating decisions. As of December 31, 2014, the Company had two operating segments within continuing operations: Industrial Supply and Special Situations. The Company’s third segment consists of discontinued operations, which includes assets and liabilities from Fremont’s former businesses. Results of operations and other financial measures that are not included in the Company’s three segments are included in Corporate and Other. See Note 19—Subsequent Events for additional information about the Company’s reportable operating segments. The following tables present the operating results for each of the Company’s segments for years ended December 31, 2014, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2014
Operating revenues from external customers	$39,775	$2,232	$—	$—	$42,007	$39	$42,046
Intersegment operating revenues	—	284	328	(612)	—	—	—
Operating costs	32,690	9	14,533	(612)	46,620	1,067	47,687
Other income (expense)	(82)	—	3,164	—	3,082	3,291	6,373
Earnings (loss) before income taxes	7,003	2,507	(11,041)	—	(1,531)	2,263	732
Income tax expense (benefit)	2,845	10	(8,440)	—	(5,585)	905	(4,680)
Net earnings	4,158	2,497	(2,601)	—	4,054	1,358	5,412
Earnings attributable to noncontrolling interest	—	—	(91)	—	(91)	—	(91)
Net earnings attributable to Signature Group Holdings, Inc.	$4,158	$2,497	$(2,510)	$—	$4,145	$1,358	$5,503

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2013
Operating revenues from external customers	$36,897	$6,691	$48	$—	$43,636	$886	$44,522
Intersegment operating revenues	—	680	316	(996)	—	—	—
Operating costs	31,088	415	16,596	(996)	47,103	1,876	48,979
Other income (expense)	1	(14)	(6,824)	—	(6,837)	1,423	(5,414)
Earnings (loss) before income taxes	5,810	6,942	(23,056)	—	(10,304)	433	(9,871)
Income tax expense (benefit)	2,071	2,574	(4,655)	—	(10)	173	163
Net earnings (loss)	3,739	4,368	(18,401)	—	(10,294)	260	(10,034)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$3,739	$4,368	$(18,401)	$—	$(10,294)	$260	$(10,034)

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues from external customers	$36,242	$7,691	$358	$—	$44,291	$588	$44,879
Intersegment operating revenues	—	642	940	(1,582)	—	—	—
Operating costs	30,798	1,073	17,123	(1,582)	47,412	4,670	52,082
Other income (expense)	(403)	1	(486)	—	(888)	1,208	320
Earnings (loss) before income taxes	5,041	7,261	(16,311)	—	(4,009)	(2,874)	(6,883)
Income tax expense (benefit)	2,230	1,467	(3,112)	—	585	—	585
Net earnings (loss)	2,811	5,794	(13,199)	—	(4,594)	(2,874)	(7,468)
Loss attributable to noncontrolling interest	—	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,811	$5,794	$(13,199)	$—	$(4,594)	$(2,874)	$(7,468)

The following table presents summarized balance sheet information for each of the Company’s segments as of December 31, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Industrial Supply	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
December 31, 2014
Current assets	$17,940	$350	$67,689	$—	$85,979	$118	$86,097
Total assets	37,915	1,754	106,294	(24,158)	121,805	118	121,923
December 31, 2013
Current assets	$14,532	$1,904	$49,698	$—	$66,134	$223	$66,357
Total assets	35,509	7,200	54,364	(7,173)	89,900	223	90,123
Segment liabilities:
December 31, 2014
Current liabilities	$7,877	$—	$7,096	$—	$14,973	$196	$15,169
Total liabilities	18,361	3,575	32,831	(24,158)	30,609	5,696	36,305
December 31, 2013
Current liabilities	$6,385	$60	$1,977	$—	$8,422	$2,264	$10,686
Total liabilities	20,114	3,955	14,545	(7,173)	31,441	8,764	40,205

NOTE 16 — DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of December 31, 2014 and 2013, of the components of the Company designated as discontinued operations as of December 31, 2014:

	December 31,
(Dollars in thousands)	2014	2013
Current assets:
Cash and cash equivalents	$99	$106
Real estate owned, net	—	75
Other current assets	19	42
Assets of discontinued operations	$118	$223
Current liabilities:
Litigation reserve	$145	$2,012
Accounts payable and accrued liabilities	51	233
Unclaimed property	—	19
Total current liabilities of discontinued operations	196	2,264
Repurchase reserve	5,500	6,500
Liabilities of discontinued operations	$5,696	$8,764

Significant assets and liabilities of discontinued operations include:

Litigation reserve

Litigation reserve represents the estimated amount of losses the Company estimates in may lose in certain legal cases in which it is a defendant. The decrease in the litigation reserve in 2014 is primarily due to the payment of a judgment won by a former executive of Fremont. The judgment was paid in conjunction with the settlement of our subsequent litigation against the former executive (the “Faigin Settlement Agreement,” as part of the “Faigin Settlement”), which was finalized on April 25, 2014. See the “Faigin Matter” in Note 18—Commitments and Contingencies for additional information about the judgment.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims as of December 31, 2014 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

●	for more than six years in the case of $64.8 million in claims, or 63.7% of total claims outstanding;
●	for more than four years, but less than six years, in the case of $36.0 million in claims, or 35.4% of total claims outstanding; and
●	for more than two years, but less than four years, in the case of $0.9 million in claims, or 0.9% of total claims outstanding.

There were no repurchase claims received or settled during the years ended December 31, 2014 and 2013. The repurchase reserve liability was $5.5 million and $6.5 million as of December 31, 2014 and 2013, respectively. Recoveries of allowance for repurchase reserves were $1.0 million in each of the years ended December 31, 2014, 2013 and 2012.

The following table presents the operating results, for the years ended December 31, 2014, 2013 and 2012, for the components of the Company designated as discontinued operations as of December 31, 2014:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating revenues and other income (expense)	$3,330	$2,309	$1,796
Operating costs	1,067	1,876	4,670
Earnings (loss) from discontinued operations, before income taxes	2,263	433	(2,874)
Income tax expense	905	173	—
Earnings (loss) from discontinued operations, net of income taxes	$1,358	$260	$(2,874)

NOTE 17 — UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables present unaudited quarterly financial information, which has been prepared on a basis consistent with that of the audited consolidated financial statements and includes all necessary material adjustments, consisting of normal recurring accruals and adjustments, to present fairly the unaudited quarterly financial information. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. The quarterly per share calculations are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amounts.

	Unaudited 2014 Information for the Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues:
Industrial Supply	$8,227	$10,152	$10,947	$10,449
Special Situations	42	42	40	2,108
Corporate and Other	—	—	—	—
Total operating revenues	8,269	10,194	10,987	12,557
Operating costs	10,134	10,655	12,739	13,092
Operating loss	$(1,865)	$(461)	$(1,752)	$(535)
Earnings (loss) from continuing operations	$(1,228)	$(663)	$339	$5,606
Earnings from discontinued operations, net of income taxes	1,341	163	428	(574)
Net earnings (loss)	113	(500)	767	5,032
Earnings (loss) attributable to noncontrolling interest	—	—	—	(91)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$113	$(500)	$767	$4,941
Basic earnings (loss) per share:
Weighted average basic outstanding shares	13,144,153	13,144,998	13,151,061	14,150,942
Continuing operations	$(0.09)	$(0.05)	$0.02	$0.40
Discontinued operations	0.10	0.01	0.03	(0.04)
Basic earnings (loss) per share	$0.01	$(0.04)	$0.05	$0.36
Diluted earnings (loss) per share:
Weighted average diluted outstanding shares	13,144,153	13,144,998	13,617,399	14,963,287
Continuing operations	$(0.09)	$(0.05)	$0.02	$0.37
Discontinued operations	0.10	0.01	0.03	(0.04)
Diluted earnings (loss) per share	$0.01	$(0.04)	$0.05	$0.33

	Unaudited 2013 Information for the Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues:
Industrial Supply	$8,372	$9,452	$10,230	$8,843
Special Situations	1,204	5,414	(453)	526
Corporate and Other	18	14	10	6
Total operating revenues	9,594	14,880	9,787	9,375
Operating costs	10,339	13,290	12,278	11,196
Operating profit (loss)	$(745)	$1,590	$(2,491)	$(1,821)
Loss from continuing operations	$(2,258)	$(2,039)	$(5,785)	$(212)
Loss from discontinued operations, net of income taxes	(509)	116	(75)	728
Net earnings (loss)	(2,767)	(1,923)	(5,860)	516
Loss attributable to noncontrolling interest	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$(2,767)	$(1,923)	$(5,860)	$516
Basic and diluted earnings (loss) per share:
Weighted average outstanding shares	12,780,478	12,790,636	12,812,623	12,872,090
Continuing operations	$(0.18)	$(0.16)	$(0.44)	$(0.02)
Discontinued operations	(0.04)	0.01	(0.01)	0.06
Basic and diluted earnings (loss) per share	$(0.22)	$(0.15)	$(0.45)	$0.04

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

On April 7, 2014, Ms. Colburn filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Ms. Colburn’s claim. On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Ms. Colburn’s motion for reconsideration. On June 30, 2014, Ms. Colburn filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Ms. Colburn’s claim and the denial of Ms. Colburn’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the United States District Court for the Central District of California (the “U.S. District Court”). The appeal is fully briefed and the matter is under submission before the U.S. District Court.

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

On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. All rights of appeal have expired.

On March 14, 2014, the California Federal Bankruptcy Court orally announced its ruling, from a trial held in January 2014, to grant the Company’s motion to disallow Mr. Walker’s claim. On March 26, 2014, the California Federal Bankruptcy Court entered a written order granting the Company’s motion to disallow Mr. Walker’s claim.

On April 7, 2014, Mr. Walker filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Mr. Walker’s claim. On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Mr. Walker’s motion for reconsideration. On June 30, 2014, Mr. Walker filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Mr. Walker’s claim and the denial of Mr. Walker’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the U.S. District Court. The appeal is fully briefed and the matter is under submission before the U.S. District Court.

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

Subpoenas for Information and Documents. In addition to the above-described RMBS Actions, the Company has received and responded to a number of subpoenas for information, including in 2014, from federal authorities and other third parties in civil litigation matters in which the Company is not a defendant, but which concern home mortgage transactions involving the Company’s origination and sale of whole loans, and certain RMBS Offerings.

Unpaid Claims. As of December 31, 2014, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

Other Commitments and Contingencies

Lease obligations. Rent expense within continuing operations, for facilities and equipment under operating leases, was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense, within discontinued operations, for facilities and equipment under operating leases was zero, $24 thousand and $41 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company leases office facilities and certain equipment under noncancellable operating leases, the original terms of which ranged from one to ten years. Certain leases provide for increases in the basic rent to compensate the lessor for increases in operating and maintenance costs and may have renewal options. The following table presents minimum required lease payments under noncancellable operating leases as of December 31, 2014:

(Dollars in thousands)	Future Minimum Lease Payments
2015	$388
2016	398
2017	288
2018	42
2019	—
Thereafter	—
$1,116

NOTE 19 — SUBSEQUENT EVENTS

NABCO Sale

On January 9, 2015, Signature, SGGH, LLC (“Seller”) and NABCO, entered into a Purchase Agreement (the “NABCO Purchase Agreement”) with NABCO Holding Company, LLC (the “Purchaser”) and North American Breaker Co., Inc., a wholly owned subsidiary of the Purchaser (the “Canadian Purchaser”). Purchaser is owned by an investor group led by PNC Riverarch Capital, a division of PNC Capital Finance, LLC. Simultaneously with the execution of the NABCO Purchase Agreement and pursuant thereto, Purchaser acquired all of Seller’s membership interests in NABCO, and Canadian Purchaser purchased all of NABCO’s Canadian assets, for an aggregate purchase price of $78 million in cash, subject to the repayment of debt and other expenses, and the assumption of certain liabilities of NABCO.  The purchase price is subject to adjustments as set forth in the NABCO Purchase Agreement, including that NABCO at closing had a specified amount of net working capital.  Signature acquired NABCO in July 2011 for a purchase price of $36.9 million.

Portions of the purchase price were used by the Seller to first pay off all outstanding debt of NABCO and pay certain fees and expenses relating to the transactions contemplated by the NABCO Purchase Agreement. As required by the NABCO Purchase Agreement, $3.9 million of the purchase price was deposited in an indemnity escrow account to secure certain indemnification obligations of Signature and Seller.  Net proceeds after payment of the foregoing amounts were paid to the Seller. Signature estimates that the net cash proceeds after the payment of the foregoing amounts related to the transaction, and the funding of the indemnity escrow, but before the payment of taxes, is approximately $56.3 million, which was used for general corporate purposes, the payment of taxes, and as a portion of the cash purchase price of the Real Alloy Acquisition.

The NABCO Purchase Agreement contains customary representations, warranties and covenants made by Signature, Seller, Purchaser and the Canadian Purchaser.  Signature and Seller have also agreed not to engage in activities competitive with NABCO, nor to solicit customers of NABCO for five years following the consummation of the transactions contemplated by the NABCO Purchase Agreement.  In addition, Signature, the Seller, and certain executives of Signature have agreed not to solicit employees of NABCO or its subsidiaries for a two-year period following the closing of the NABCO Purchase Agreement.

Senior Secured Notes

On January 8, 2015, SGH Escrow completed an offering of $305.0 million aggregate principal amount of Senior Secured Notes in a private offering (the “Notes Offering”) to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Senior Secured Notes were issued pursuant to an indenture, dated as of January 8, 2015 (the “Indenture”) between SGH Escrow, Real Alloy Parent, and Wilmington Trust, National Association, as trustee and notes collateral trustee (the “Trustee”). SGH Escrow consummated the Notes Offering on January 8, 2015 and deposited the proceeds of the Notes Offering into escrow pending the closing of the Real Alloy Acquisition and other conditions, including the merger of SGH Escrow with and into Real Alloy with Real Alloy as the surviving corporation, the assumption by Real Alloy of all of the obligations of SGH Escrow under the Senior Secured Notes and the Indenture, and Real Alloy Parent and other current and future domestic subsidiary guarantors (the “Subsidiary Guarantors”) providing guarantees of Real Alloy’s obligations under the Senior Secured Notes and the Indenture.

On February 27, 2015, in connection with the closing of the Real Alloy Acquisition, the remaining conditions to the release of the funds from escrow were satisfied. Real Alloy, Real Alloy Parent, the Subsidiary Guarantors, and the Trustee entered into a First Supplemental Indenture with respect to the Senior Secured Notes (including the guarantee therein) (the “Supplemental Indenture”), pursuant to which Real Alloy assumed all of the obligations of SGH Escrow under the Senior Secured Notes and the Indenture, and Real Alloy Parent and the Subsidiary Guarantors guaranteed the Senior Secured Notes. The Senior Secured Notes and related guarantees are secured by first priority security interests in the fixed assets of Real Alloy, Real Alloy Parent and the Subsidiary Guarantors and by second priority security interests in certain other collateral of Real Alloy, Real Alloy Parent and the Subsidiary Guarantors.  On February 27, 2015, the proceeds of the Senior Secured Notes were released from escrow and were used to pay a portion of the purchase price for the Real Alloy Acquisition.

Closing of Real Alloy Acquisition

On February 27, 2015 (“Closing”), Signature and Real Alloy consummated the Real Alloy Acquisition – the acquisition of the global recycling and specification alloys business of Aleris pursuant to the terms of the Real Alloy Purchase Agreement, dated October 17, 2014, amended on January 26, 2015 and further amended on February 26, 2015, by and among Signature, Real Alloy and the Signature’s indirect wholly owned German subsidiary, Evergreen Holding Germany GmbH (“Evergreen Holding”, and collectively with Real Alloy, the “Buyer”), and Aleris, Aleris International, Inc. (“Aleris International”), Aleris Holding Canada Limited, Aleris Aluminum Netherlands B.V., Aleris Deutschland Holding GmbH, Dutch Aluminum C.V. and Aleris Deutschland Vier GmbH Co KG (collectively, the “Sellers”). Under the terms and conditions of the Purchase Agreement, at the closing of the Real Alloy Acquisition, Real Alloy and Evergreen Holding acquired all of Aleris’ equity interests in Sellers and their subsidiaries that comprise the GRSA Business.

Real Alloy acquired the GRSA Business for a purchase price of $525 million (the “Purchase Price”), comprised of $500 million in cash and $25 million, or 25,000 shares, of Series B Preferred Stock. In addition, Real Alloy acquired $5.5 million of cash, and assumed $4.3 million of indebtedness, from the GRSA Business. Signature funded the cash portion of the Purchase Price from: i) cash on hand, ii) a portion of the net proceeds of the NABCO Sale, iii) the net proceeds of the October 2014 Private Placement, iv) the net proceeds of the Equity Offering, v) the net proceeds of the Rights Offering, vi) the net proceeds of the Senior Secured Notes, and vii) a portion of the net proceeds from $87.5 million in opening draws on the combination of the Asset-Based Facility and the Factoring Facility. At the Closing, the 25,000 shares of Series B Preferred Stock and $5 million of the cash portion of the Purchase Price were placed into escrow to satisfy the indemnification obligations of Aleris under the Purchase Agreement.

In connection with the closing, Real Alloy and Aleris International entered into a transition services agreement, under which Aleris International will provide certain customary post-closing transition services, including information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services and human resource services, to Real Alloy, for periods ranging from three to twenty-four months following Closing.

Asset-Based Facility and Factoring Facility

On February 27, 2015, Real Alloy Recycling, Inc. (“RA Recycling,” a subsidiary of Real Alloy and formerly known as Aleris Recycling, Inc.) for itself and as representative of other borrowers, and Real Alloy Canada Ltd. (“RA Canada,” an affiliate of Real Alloy and formerly known as Aleris Specification Alloy Products Canada Company) entered into a Revolving Credit Agreement with

General Electric Capital Corporation (“GE Capital”), for itself as a lender, letter of credit issuer, and swingline lender and as agent for all lenders and Wintrust Bank, as a lender (the “Revolving Credit Agreement”), that provides a $110 million senior secured revolving asset-based credit facility. Under the Asset-Based Facility, GE Capital has committed to lend $95 million, and Wintrust Bank has committed to lend $15 million. A portion of the proceeds of the Asset-Based Facility were used to fund the Purchase Price, and additional proceeds of the Asset-Based Facility will be used for working capital and general corporate purposes. GE Capital may syndicate the Asset-Based Facility to additional lenders. The Asset-Based Facility expires on February 27, 2019.

The Asset-Based Facility is divided into two sub-facilities, a U.S. sub-facility (the “US Subfacility”), which includes an $11 million swing line sub-facility, and a Canadian sub-facility (the “Canadian Subfacility”). The Asset-Based Facility also includes a $25 million letter of credit sub-facility, of which $5 million can be used for letters of credit for RA Canada. The borrowing base under the Asset Based Facility will be determined based on eligible accounts receivable and eligible inventory of the Business Entities formed in the United States (in the case of the US Subfacility) and eligible accounts receivable and eligible inventory of the Business Entities formed in Canada (in the case of the Canadian Subfacility).

US dollar denominated loans under the US Subfacility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at LIBOR, or (ii) the Base Rate (as defined below), in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. The “Base Rate” is equal to the greater of (a) the US Prime Rate (as defined in the Revolving Credit Agreement), (b) the US Federal Funds Rate plus 50 basis points, and (c) the sum of LIBOR plus a margin based on the amount of the excess availability under the Asset-Based Facility. Canadian dollar denominated loans under the Canadian Subfacility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at an average Canadian interbank rate, or (ii) floating at the greater of the Canadian prime rate or the average 30-day Canadian interbank rate plus 1.35%, in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. Events of default will trigger an increase of 2.0% in all interest rates. Interest will be payable monthly in arrears, except for LIBOR loans and Canadian interbank rate loans, for which interest will be payable at the end of each relevant interest period. Additionally, at closing, the US and Canadian Borrowers paid a 1% funding fee.

The Asset-Based Facility is secured by a first priority lien on the following assets of the U.S and Canada-based entities involved in the Real Alloy Acquisition, and certain of their domestic and (to the extent no adverse tax impact would occur) foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited (to the extent no adverse tax impact would be incurred), among other related assets (collectively, the “ABL Secured Assets”). The Asset-Based Facility is also secured by a second-priority lien on the assets that secure the Senior Secured Notes (the “Notes Secured Assets”).

In addition, on February 27, 2015, in connection with the Revolving Credit Agreement and the Indenture, as supplemented by the Supplemental Indenture, GE Capital, as agent for holders of the obligations under the Revolving Credit Agreement, and Wilmington Trust, National Association (the “Notes Collateral Trustee”) entered into an Intercreditor Agreement (the “Intercreditor Agreement”), which was acknowledged and agreed to by Real Alloy Parent, Real Alloy, and the grantors listed on the signature page thereto (collectively, the “Borrowers”). Under the Intercreditor Agreement, GE Capital and the Notes Collateral Trustee established their respective priorities to certain collateral of the Borrowers that secure borrowings under the Indenture and the Revolving Credit Agreement. Under the Intercreditor Agreement, the Notes Collateral Trustee has a first priority security interest in, and GE Capital has a second priority security interest in, the Notes Secured Assets. Conversely, GE Capital has a first priority security interest in, and the Notes Collateral Trustee has a second priority security interest in, the ABL Secured Assets.

Also on February 27, 2015, Aleris Recycling (German Works GmbH), a German affiliate of Real Alloy (“RA Germany”), entered into a factoring agreement with GE Germany providing a nonrecourse factoring facility to RA Germany with a maximum financing amount of €50 million. A portion of the proceeds of the Factoring Facility were used to fund the Purchase Price, additional proceeds of the Factoring Facility will be used to satisfy RA Germany’s obligations with respect to its customers, and any additional proceeds will be used to provide for working capital and general corporate purposes.

The Factoring Facility provides for purchases by GE Germany of eligible receivables from RA Germany, which are subject to certain limitations and eligibility requirements to be determined in the reasonable discretion of GE Germany based on the relevant account debtor creditworthiness and reliability. Receivables will be purchased at a 15% discount to their face value. The Factoring Facility expires on January 15, 2019. The interest rate applicable to the Factoring Facility is the three-month EURIBOR (daily rate) fixed on the last business day of a month for the following month, plus 1.65%. The initial interest rate would have been 1.686% for February 2015. Factoring and administrative fees also apply.

Rights Offering

On February 20, 2015, Signature completed its Rights Offering with respect to its holders of common stock. The Rights Offering was oversubscribed and the Company issued 9,751,773 shares of common stock to subscribing common stockholders, for aggregate gross proceeds of $55.0 million. The common stock subscribed for in the Rights Offering was issued on February 27, 2015, concurrently with the consummation of the Real Alloy Acquisition. The completion and share issuance for the Rights Offering applies only with respect to the subscription rights attached to the common stock of the Company, and not to the subscription rights to purchase up to 843,000 shares of common stock in respect of the Company’s 1.5 million outstanding Warrants.

The terms of the Warrants provide that the holders of the Warrants have special rights to participate in certain corporate transactions, including rights offerings. Accordingly, holders of our Warrants have the ability to subscribe, or oversubscribe, for an aggregate of 843,000 shares of our common stock on the same terms as provided in the common stockholder portion of the Rights Offering, i.e., at $5.64 per share, with each subscription right being exercisable for 0.562 shares of common stock. The warrant portion of the Rights Offering will terminate on April 28, 2015, which is 90 days from the effective date of the Rights Offering.

Changes to reportable operating segments

As described in Note 15—Operations by Reportable Segment, the Company’s segment information is prepared on the same basis that our chief decision-maker manages and evaluates segment results of operations and makes key operating decisions. Following the Board authorizing the sale of NABCO on January 8, 2015, which sale closed on January 9, 2015, the Industrial Supply operating segment will be classified as, and reported in, discontinued operations. To assist the reader, the following tables present the operating results for each of the Company’s segments, with Industrial Supply presented in discontinued operations, for the years ended December 31, 2014, 2013 and 2012:

	Continuing Operations
(Dollars in thousands)	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2014
Operating revenues from external customers	$2,232	$—	$—	$2,232	$39,814	$42,046
Intersegment operating revenues	284	328	(612)	—	—	—
Operating costs	9	14,533	(612)	13,930	33,757	47,687
Other income (expense)	—	3,164	—	3,164	3,209	6,373
Earnings (loss) before income taxes	2,507	(11,041)	—	(8,534)	9,266	732
Income tax expense (benefit)	10	(8,521)	—	(8,511)	3,831	(4,680)
Net earnings (loss)	2,497	(2,520)	—	(23)	5,435	5,412
Earnings (loss) attributable to noncontrolling interest	—	(91)	—	(91)	—	(91)
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$2,497	$(2,429)	$—	$68	$5,435	$5,503

	Continuing Operations
(Dollars in thousands)	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2013
Operating revenues from external customers	$6,691	$48	$—	$6,739	$37,783	$44,522
Intersegment operating revenues	680	316	(996)	—	—	—
Operating costs	415	16,596	(996)	16,015	32,964	48,979
Other income (expense)	(14)	(6,824)	—	(6,838)	1,424	(5,414)
Earnings (loss) before income taxes	6,942	(23,056)	—	(16,114)	6,243	(9,871)
Income tax expense (benefit)	2,574	(5,038)	—	(2,464)	2,627	163
Net earnings (loss)	4,368	(18,018)	—	(13,650)	3,616	(10,034)
Earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$4,368	$(18,018)	$—	$(13,650)	$3,616	$(10,034)

	Continuing Operations
(Dollars in thousands)	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Year Ended December 31, 2012
Operating revenues from external customers	$7,691	$358	$—	$8,049	$36,830	$44,879
Intersegment operating revenues	642	940	(1,582)	—	—	—
Operating costs	1,073	17,123	(1,582)	16,614	35,468	52,082
Other income (expense)	1	(486)	—	(485)	805	320
Earnings (loss) before income taxes	7,261	(16,311)	—	(9,050)	2,167	(6,883)
Income tax expense (benefit)	1,467	(1,002)	—	465	120	585
Net earnings (loss)	5,794	(15,309)	—	(9,515)	2,047	(7,468)
Earnings (loss) attributable to noncontrolling interest	—	—	—	—	—	—
Net earnings (loss) attributable to Signature Group Holdings, Inc.	$5,794	$(15,309)	$—	$(9,515)	$2,047	$(7,468)

The following presents summarized balance sheet information for each of the Company’s segments, with Industrial Supply presented in discontinued operations, as of December 31, 2014 and 2013:

	Continuing Operations
(Dollars in thousands)	Special Situations	Corporate and Other	Eliminations	Total	Discontinued Operations	Total
Segment assets:
December 31, 2014
Current assets	$350	$68,389	$—	$68,739	$18,058	$86,797
Total assets	1,754	106,210	(23,362)	84,602	38,021	122,623
December 31, 2013
Current assets	$1,904	$49,697	$—	$51,601	$14,755	$66,356
Total assets	7,200	54,256	(7,068)	54,388	35,732	90,120
Segment liabilities:
December 31, 2014
Current liabilities	$—	$7,096	$—	$7,096	$8,073	$15,169
Total liabilities	3,575	32,819	(23,362)	13,032	23,273	36,305
December 31, 2013
Current liabilities	$60	$1,978	$—	$2,038	$8,649	$10,687
Total liabilities	3,955	14,542	(7,068)	11,429	28,773	40,202

Following the consummation of the Real Alloy Acquisition, the chief decision-maker expects to manage and evaluate the Company’s new recycling and specification alloys business by geographic location; North America and Europe. As such, and effective with the Form 10-Q for the quarterly period ending March 31, 2015, the Company’s reportable operating segments are expected to be Real Alloy—NA, Real Alloy—EU, and discontinued operations. Special Situations will not meet the threshold criteria of a reportable segment in 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Date: March 16, 2015	By:	/s/ Craig T. Bouchard
Craig T. Bouchard
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Craig T. Bouchard	Chairman of the Board and	March 16, 2015
Craig T. Bouchard	Chief Executive Officer

/s/ Kyle Ross	Executive Vice President and	March 16, 2015
Kyle Ross	Chief Financial Officer

/s/ Peter C.B. Bynoe	Director	March 16, 2015
Peter C.B. Bynoe

/s/ Patrick E. Lamb	Director	March 16, 2015
Patrick E. Lamb

/s/ Raj Maheshwari	Director	March 16, 2015
Raj Maheshwari

/s/ Philip Tinkler	Director	March 16, 2015
Philip Tinkler