Form 10-Q
period 2015-03-31
SIGNATURE GROUP HOLDINGS, INC.
filed 2015-05-12
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of May 1, 2015, there were 28,143,606 shares of the Registrant’s common stock outstanding.

SIGNATURE GROUP HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SIGNATURE GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28.6	$62.0
Trade accounts receivable, net	170.7	—
Inventories	136.1	—
Deferred income taxes	—	5.1
Other current assets	9.6	1.0
Current assets of discontinued operations	0.1	18.0
Total current assets	345.1	86.1
Debt and equity offering costs	—	14.5
Property, plant and equipment, net	316.4	0.1
Intangible assets, net	21.6	0.1
Goodwill	102.3	—
Deferred income taxes	3.0	—
Other noncurrent assets	2.9	1.1
Noncurrent assets of discontinued operations	—	20.0
TOTAL ASSETS	$791.3	$121.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$116.2	$—
Accrued liabilities	37.7	6.2
Long-term debt due within one year	1.5	—
Other current liabilities	62.4	0.9
Current liabilities of discontinued operations	0.3	8.1
Total current liabilities	218.1	15.2
Accrued pension benefits	44.5	—
Environmental liabilities	18.4	—
Long-term debt, net	323.0	—
Common stock warrant liability	4.9	5.6
Other noncurrent liabilities	11.4	0.3
Noncurrent liabilities of discontinued operations	5.3	15.2
TOTAL LIABILITIES	625.6	36.3
Redeemable preferred stock, Series B, $1,000 liquidation preference per share; 100,000 and zero shares authorized; 25,000 and zero shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	19.8	—
Stockholders’ equity:
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 66,500,000 shares authorized; 27,300,606 and 17,099,882 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	534.6	482.0
Accumulated deficit	(389.8)	(396.3)
Accumulated other comprehensive income	0.3	—
Total stockholders’ equity — Signature Group Holdings, Inc.	145.1	85.7
Noncontrolling interest	0.8	(0.1)
TOTAL STOCKHOLDERS’ EQUITY	145.9	85.6
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$791.3	$121.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIGNATURE GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Revenues	$137.8	$0.1
Cost of sales	133.0	—
Gross profit	4.8	0.1
Selling, general and administrative expenses	7.4	2.6
Gains on derivative financial instruments	(0.2)	—
Amortization of intangibles	0.1	—
Other operating expense, net	0.3	—
Operating loss	(2.8)	(2.5)
Nonoperating expense (income):
Interest expense	8.1	—
Change in fair value of common stock warrant liability	(0.7)	(0.8)
Acquisition and financing-related costs and expenses	14.4	—
Other, net	0.3	—
Total nonoperating expense (income)	22.1	(0.8)
Loss from continuing operations before income taxes	(24.9)	(1.7)
Income tax benefit	(7.4)	(0.3)
Loss from continuing operations	(17.5)	(1.4)
Earnings from discontinued operations, net of income taxes	24.3	1.5
Net earnings	6.8	0.1
Earnings attributable to noncontrolling interest	0.1	—
Net earnings attributable to Signature Group Holdings, Inc.	$6.7	$0.1
EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.82)	$(0.10)
Discontinued operations	1.12	0.11
Basic and diluted earnings per share	$0.30	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIGNATURE GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net earnings	$6.8	$0.1
Other comprehensive loss, net of income taxes:
Current period currency translation adjustments	0.3	—
Comprehensive income	7.1	0.1
Comprehensive income attributable to noncontrolling interest	0.1	—
Comprehensive income attributable to Signature Group Holdings, Inc.	$7.0	$0.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SIGNATURE GROUP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Cash flows from operating activities:
Net earnings	$6.8	$0.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of income taxes	(24.3)	(1.5)
Depreciation and amortization	3.7	0.1
Deferred income tax benefit	(7.4)	—
Change in fair value of common stock warrant liability	(0.7)	(0.8)
Share-based compensation expense	0.3	0.5
Amortization of debt issuance costs	1.1	—
Amortization of the fair value adjustment of acquired inventory	3.7	—
Inventory impairment	—	0.4
Changes in operating assets and liabilities, net of the effects of acquisition	41.8	(0.4)
Net cash used in operating activities of discontinued operations	(0.8)	(2.1)
Net cash provided by (used in) operating activities	24.2	(3.7)
Cash flows from investing activities:
Acquisition of business, net of cash	(491.0)	—
Proceeds from sale of NABCO, net of $3.9 million held in escrow	74.1	—
Purchases of property and equipment	(2.6)	(0.1)
Net cash used in investing activities	(419.5)	(0.1)
Cash flows from financing activities:
Payment of NABCO outstanding debt	(14.3)	—
Proceeds from Asset-Based Facility	57.1	—
Repayments on Asset-Based Facility	(24.0)	—
Proceeds from issuance of long-term debt, net of debt issuance costs	290.1	—
Proceeds from exercise of common stock options	1.1	—
Proceeds from issuance of common stock, net of issuance costs	51.2	—
Other	(0.1)	(0.1)
Net cash provided by financing activities of discontinued operations	—	0.6
Net cash provided by financing activities	361.1	0.5
Effect of exchange rate differences on cash and cash equivalents	(0.1)	—
Decrease in cash and cash equivalents	(34.3)	(3.3)
Cash and cash equivalents, beginning of period	63.0	48.0
Cash and cash equivalents, end of period	$28.7	$44.7
Cash and cash equivalents, end of period - continuing operations	$28.6	$44.5
Cash and cash equivalents, end of period - discontinued operations	0.1	0.2
Cash and cash equivalents, end of period	$28.7	$44.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNATURE GROUP HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND OPERATIONS

Signature Group Holdings, Inc. (“Signature,” the “Company,” “we,” “us” or “our”) is a holding company that owns all of the outstanding interests of its two primary operating companies, Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) and SGGH, LLC. Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California net operating tax loss carryforwards (“NOLs”) and the experience of our management and Board of Directors (the “Board”) to acquire operating businesses at prices and on terms that are aligned with our growth plans.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), previously the primary business within SGGH, LLC, to an investor group led by PNC Riverarch LLC. On February 27, 2015, we acquired the global recycling and specification alloys business (the “Real Alloy Business”) of Aleris Corporation (“Aleris”) (the “Real Alloy Acquisition”). A portion of the proceeds of the sale of NABCO were used to fund the Real Alloy Acquisition.

The Real Alloy Business, operating under Real Alloy Parent through its wholly owned subsidiary Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Industries served include automotive, consumer packaging, steel and durable goods, aerospace, and building and construction. Real Alloy processes scrap aluminum and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving it a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-four facilities strategically located throughout North America and Europe and, as of March 31, 2015, Real Alloy had approximately 1,700 employees.

The closing of the Real Alloy Acquisition was the culmination of a series of equity and debt financing transactions that began in the fourth quarter of 2014 to raise the capital required to fund the Real Alloy Acquisition and pay transaction costs as summarized below (collectively, the “Financings”):

•

In October 2014, Signature issued 0.3 million shares of common stock at $10.00 per share to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, providing gross proceeds of $3.0 million, which were used to fund a portion of the Real Alloy Acquisition;

•

In December 2014, Signature issued approximately 4.4 million shares of common stock at $6.50 per share in an underwritten public offering providing gross proceeds of $28.5 million, which were used to fund a portion of the Real Alloy Acquisition;

•

In January 2015, Real Alloy, as successor to SGH Escrow Corporation (“SGH Escrow”), issued $305.0 million in senior secured notes due January 15, 2019 (the “Senior Secured Notes”) at a price of 97.206% of the principal amount, providing gross proceeds of $296.5 million, which were used to fund a portion of the Real Alloy Acquisition;

•

In February 2015, Signature issued approximately 9.8 million shares of common stock to existing stockholders in a stapled rights offering (the “Rights Offering”), providing gross proceeds of $55.0 million, of which $50.0 million was used to fund a portion of the Real Alloy Acquisition;

•

In February 2015, the U.S., Canadian and German operating subsidiaries of Real Alloy entered into new credit facilities, including a $110.0 million asset-based lending facility (the “Asset-Based Facility”) secured by assets of certain of Real Alloy’s North American subsidiaries, and a €50.0 million factoring facility (the “Factoring Facility”) for the purchase of eligible accounts receivable of Real Alloy’s German operations. The initial draws on the Asset-Based Facility and Factoring Facility provided gross proceeds of $59.5 million and €25.0 million ($28.0 million), respectively, of which $73.5 million was used to fund a portion of the Real Alloy Acquisition and approximately $14.0 million was drawn for operating purposes; and

•

In February 2015, Signature issued 25,000 shares, at a $1,000 liquidation preference per share, of a new series of non-participating preferred stock (the “Redeemable Preferred Stock”) to Aleris, as a portion of the purchase price for the Real Alloy Acquisition.

Additionally, in April 2015, Signature issued 0.8 million shares of common stock to existing holders of warrants to purchase common stock as the final component of the Rights Offering launched in February 2015, which provided gross proceeds of $4.8 million.

On April 21, 2015, our common stock began trading on the Nasdaq Stock Exchange (“Nasdaq”) under the symbol “RELY” as part of the Nasdaq Global Select Market.

As a result of the transformative nature of the acquisition, divestiture and financing activities described above, our operations in 2015 will be substantially different from that reported in the previous periods covered by this Quarterly Report on Form 10-Q (the “Report”).

The assets and liabilities and results of operations of NABCO are included in discontinued operations for all periods presented as a result of the sale in the first quarter of 2015. Discontinued operations also includes certain assets and liabilities related to Signature’s former businesses, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). As of March 31, 2015, there are assets with nominal carrying values in discontinued operations and the remaining liabilities are being managed to limit costs and exposures.

See Note 13—Segment Information for additional information about our operating segments.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015, as a result of the gain on sale associated with the NABCO Sale and only thirty-three days of operating performance of Real Alloy. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2015 (the “Annual Report”).

Certain amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation, including the classification of NABCO as a discontinued operation.

The Company’s historically significant accounting policies are disclosed in the consolidated financial statements included in Part IV, Item 15 of the Annual Report, which, as a result of the Real Alloy Acquisition, now include the following new and modified significant accounting policies.

Revenue recognition and shipping and handling costs

Revenues are recognized when title transfers and risk of loss passes to the customer in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) This typically occurs when the goods reach their destination.  For customer-owned toll material, revenue is recognized upon the performance of the tolling service for the customers.  For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within cost of sales in the condensed consolidated statements of operations included elsewhere in this Report.

Accounts receivable allowances and credit risk

Credit is extended to our customers based on an evaluation of their financial condition; generally, collateral is not required. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The allowance is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations.

The Company has an agreement to sell certain of its accounts receivable in Europe. Sales of receivables are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred to a purchaser of the receivables, without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets once paid by the transferee. Cash proceeds received from such sales are included in operating cash flows. The Company has no obligation to the purchaser of such receivables after sale.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. The cost of inventories acquired in business combinations is recorded at fair value.

Property, plant and equipment

Property, plant and equipment is stated at cost, net of asset impairments and depreciation. The cost of property, plant and equipment acquired in business combinations represents the fair value of the acquired assets at the time of acquisition.

The fair value of asset retirement obligations is capitalized to the related long-lived asset at the time the obligation is incurred and is depreciated over the estimated remaining useful life of the related asset. Major renewals and improvements that extend an asset’s useful life are capitalized to property, plant and equipment. Major repair and maintenance projects are expensed over periods not exceeding twenty-four months, while normal maintenance and repairs are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives of the related assets, as follows:

Estimated Useful Lives
Building and improvements	5 - 33 years
Production equipment and machinery	2 - 25 years
Office furniture, equipment and other	3 - 10 years

The construction costs of landfills used to store by-products of the recycling process are depreciated as space in the landfills is used based on the unit of production method. Additionally, used space in the landfill is determined periodically either by aerial photography or engineering estimates.

Goodwill

Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units, which are defined as operating segments or, in certain situations, one level below the operating segment. Due to the proximity of the Real Alloy Acquisition to March 31, 2015, the allocation of goodwill to our reporting units has not yet been determined.

The impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculations. The first step of the process consists of estimating the fair value of each reporting unit based on discounted cash flow models and guideline Company information, using revenue and profit forecasts, and comparing those estimated fair values with the carrying values, which include allocated goodwill. These projections include assumptions about prices, margins and other operating costs. Other key assumptions included in the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on our current cost of capital, adjusted for the risks associated with our operations. If the determined fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill, which is compared to the corresponding carrying value.

Deferred financing costs

The costs related to the issuance of debt are capitalized and classified as a reduction of the associated debt and amortized over the terms of the related debt agreements as interest expense using the effective interest method.

Derivatives and hedging

Real Alloy is engaged in activities that expose it to various market risks, including changes in the prices of aluminum alloys, scrap aluminum, copper, zinc and natural gas, as well as changes in currency exchange rates. Certain of these financial exposures are managed as an integral part of its risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. Real Alloy may enter into forward contracts or swaps to manage the exposure to market risk. The fair value of these instruments is reflected in the condensed consolidated balance sheets and the impact of these instruments is reflected in the condensed consolidated statements of operations. Real Alloy does not hold or issue derivative financial instruments for trading purposes.

The estimated fair values of derivative financial instruments are recognized as assets or liabilities as of the balance sheet date. Fair values for metal and natural gas derivative instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. In developing these fair values, Real Alloy includes an estimate of the risk associated with nonperformance by either its counterparty or itself.

Real Alloy does not account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments and the associated gains and losses realized upon settlement are recorded in gains on derivative financial instruments in the condensed consolidated statements of operations. All realized gains and losses are included within net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows. Real Alloy is exposed to losses in the event of nonperformance by its derivative counterparties. The counterparties’ creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure appropriate concentrations of credit outstanding to any particular counterparty. Although nonperformance by counterparties is possible, we do not currently anticipate nonperformance by any of these parties.

Currency translation

Certain of Real Alloy’s international subsidiaries use the local currency as their functional currency. Real Alloy translates substantially all of the amounts included in the condensed consolidated statements of operations from its international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Additionally, Real Alloy maintains intercompany, long-term loans between its U.S. and foreign jurisdiction entities, which were established in the subsidiaries’ functional currency and due to their long-term nature, any currency related effects are recorded as a component of accumulated other comprehensive loss.  Adjustments resulting from the translation of the assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of the Company’s stockholders’ equity. Currency translation adjustments accumulate in the Company’s stockholders’ equity until the disposition or liquidation of the international entities. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other expense (income), net in the condensed consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than the functional currencies resulted in transactional losses of $0.1 million for the three months ended March 31, 2015.

Environmental and asset retirement obligations

Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed, while expenditures that extend the life, increase the capacity or improve the safety of an asset, or mitigate or prevent future environmental contamination are capitalized in property, plant and equipment. Obligations are recorded when their occurrence is probable and the associated costs can be reasonably estimated. While accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Existing environmental liabilities are not discounted to their present values, as the amount and timing of the expenditures are not fixed or reliably determinable.

Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The costs associated with such legal obligations are accounted for under the provisions of FASB ASC Topic 410, Asset Retirement Obligations (“ASC 410”), which requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost is depreciated over the useful life of the related asset.

Pension benefits

Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets are based upon historical returns and future expectations for returns. See Note 3—Business Combinations for more information about the assumptions used to determine the pension benefit obligation as of the date of the Real Alloy Acquisition.

Management believes these assumptions are appropriate; however, the actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Management does not believe differences in actual experience or reasonable changes in assumptions will materially affect its financial position or results of operations.

Recent accounting pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Interest —Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs and requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying amount of the associated debt, consistent with debt discounts or premiums. ASU 2015-03 will be effective for the Company on January 1, 2016, and early adoption is permitted. We have adopted the guidance in ASU 2015-03 in the period ended March 31, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2017, or January 1, 2018 if the one year deferral proposal by the FASB is adopted, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact the application of ASU 2014-09 will have on the Company’s financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). This guidance amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This new accounting guidance became effective and was adopted by the Company on January 1, 2015.

NOTE 3—BUSINESS COMBINATIONS

On February 27, 2015, Signature, through its indirect wholly owned subsidiary, Real Alloy, acquired 100% of the voting interests of the Real Alloy Business from Aleris, under a purchase agreement (the “Real Alloy Purchase Agreement”), for $525.0 million, subject to a working capital and cash true-up adjustments estimated to be approximately $35.9 million. Upon closing, the Redeemable Preferred Stock and $5.0 million of the cash portion of the purchase price were placed into escrow to satisfy the indemnification obligations of Aleris under the Real Alloy Purchase Agreement, in which Aleris has agreed to indemnify Real Alloy and its affiliates for claims and losses arising out of or related to, among others: (i) breaches of representations, warranties and covenants of Aleris and the Sellers; (ii) liability arising from retained business or the discontinued real property locations; (iii) certain litigation matters; (iv) certain transaction expenses; and (v) certain costs related to the closure or operation of certain facilities. Aleris’ aggregate indemnity obligations related to breaches of representations, warranties and covenants are generally capped at $67.0 million, except for certain fundamental representations, and representations related to taxes and Title IV of ERISA, which are subject to a cap of $525.0 million. In general, Aleris will not be required to pay any amounts in respect of its indemnification obligations until the aggregate amount of all losses exceeds a deductible of $3.0 million, in which case Aleris will be required to indemnify only for such losses in excess of the deductible. The deductible will not apply to losses to the extent such losses arise from or relate to certain fundamental representations, taxes or Title IV of ERISA. In addition, certain scheduled environmental matters are subject to a deductible of approximately $23.9 million.

In addition, Real Alloy and Aleris have entered into a transition services agreement, under which Aleris will provide certain customary post-closing transition services, including information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services and human resource services, to Real Alloy, for periods ranging from three to twenty-four months following the acquisition date.

We incurred acquisition and financing-related costs and expenses totaling approximately $14.4 million, which are classified as nonoperating expenses in the condensed consolidated statements of operations.

The acquisition was accounted for as a business combination, with the purchase price allocated based on the fair values of the assets acquired and liabilities assumed. The following table presents a preliminary allocation of the purchase price. Due to the proximity of the Real Alloy Acquisition to the period covered by this report, the purchase price allocation remains preliminary as management continues to evaluate the assumptions and methodology used in the valuation of acquired inventories, property, plant and equipment, intangible assets, accrued pension liabilities, environmental liabilities and asset retirement obligations, and the resultant deferred income tax adjustments.

(Dollars in millions)
Consideration paid at closing (cash paid net of debt assumed)	$501.2
Redeemable Preferred Stock issued	19.6
Working capital adjustment payable	31.2
Estimated final cash true-up	4.7
Total purchase consideration	556.7
Purchase price allocation:
Assets:
Cash	10.2
Trade accounts receivable	150.1
Inventories	167.4
Property, plant and equipment	325.7
Deferred income taxes	5.9
Other	4.1
Identifiable intangible assets	21.6
Total assets	685.0
Liabilities:
Trade payables	123.1
Accrued liabilities	25.0
Accrued pension liabilities	46.0
Environmental liabilities	18.0
Other	14.1
Deferred income taxes	4.4
Total liabilities	230.6
Estimated fair value of net assets acquired	454.4
Goodwill	$102.3

The estimated fair value of trade accounts receivable is based on the undiscounted receivables management expects to receive from the $150.1 million of total trade accounts receivable at the acquisition date. Due to the short-term nature of the receivables, the undiscounted receivables expected to be collected are estimated to approximate fair value.

Inventories include the estimated fair value of finished goods, work in process, raw material and supplies. The estimated fair value of finished goods was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of work in process considered costs to complete to finished goods and was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of raw materials was based on replacement cost. The $167.4 million of estimated fair value of inventories includes $4.1 million in fair value adjustments, of which $3.7 million was recognized as a noncash charge in cost of sales during the thirty-three day period ended March 31, 2015.  This charge has been excluded from the Real Alloy’s Adjusted EBITDA for the thirty-three day period ended March 31, 2014 as reported in Note 13—Segment Information.

Property, plant and equipment includes land, site improvements, buildings and building improvements, and machinery, equipment, furniture and fixtures. The estimated fair value of property, plant and equipment was based on appraisals and replacement cost analyses. The fair value of property, plant and equipment acquired was estimated as follows:

(Dollars in millions)	Estimated Fair Value
Land	$63.7
Buildings	57.0
Machinery, equipment, furniture and fixtures	193.2
Construction work in progress	11.8
Property, plant and equipment	$325.7

The fair value of trade payables and accrued liabilities was estimated to approximate carrying value due to the short-term nature of the liabilities.

Accrued pension liabilities include defined benefit pension plans for the German employees. The plans are based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments. However, the plans are substantially under-funded under German law. The unfunded accrued pension costs are covered under a pension insurance association under German law if Real Alloy, or its subsidiaries, is unable to fulfill their obligations.

The following assumptions were utilized to measure the accrued pension liabilities:

Discount rate	1.7%
Salary increase	3.0%
Pension increase	1.8%
Turnover	2.0%

Environmental liabilities represent estimated reserves for environmental remediation costs, which have been recognized based on the guidance ASC 450, “Contingencies,” and ASC 410, “Environmental Obligations.” Real Alloy is subject to various environmental laws and regulations governing, among other things, the handling, disposal and remediation of hazardous substances and wastes and employee safety. Given the changing nature of environmental legal requirements, Real Alloy may be required to take environmental control measures at some of its facilities to meet future requirements.

The estimated fair value of the Redeemable Preferred Stock was determined based on a discounted cash flow using estimates of market rates and redemption probabilities. For more information on the Redeemable Preferred Stock, refer to Note 12—Derivative and Other Financial Instruments and Fair Value Measurements.

Identifiable intangible assets include the estimated fair value of customer relationships and trade names. These intangible assets have a weighted average useful life of approximately 15 years. The valuation of the intangible assets acquired was based on management’s estimates, available information, and reasonable and supportable assumptions. The fair value of these assets was estimated using the income approach. An excess earnings approach was used to estimate the fair value of the customer relationships. Significant assumptions used include forecasted revenues, customer retention rates and profit margins, a discount rate of 13.5% based on our overall cost of equity, adjusted for perceived business risks related to these customer relationships, and an estimated economic life of 20 years.

Deferred income taxes represent the differences between the book and tax bases of the assets acquired. As a result of an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the tax bases of U.S. assets acquired were adjusted to the acquisition date fair values. Deferred income taxes represent book and tax differences of non-U.S. assets acquired.

Based on the estimated fair value of assets acquired and liabilities assumed, goodwill of $102.3 million is attributable to Real Alloy’s strong management team and assembled workforce.  Due to the proximity of the Real Alloy Acquisition to March 31, 2015, the allocation of goodwill to our reporting units has not yet been determined.

Other liabilities assumed include asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets. Assumed asset retirement obligations relate primarily to the requirement of capping three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The estimated fair value is based upon the present value of the future cash flows expected to be incurred to satisfy the obligation using discount rates ranging from 6.7% to 13.2%. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. The present value of the obligations is accreted over time.

The operating results of Real Alloy are included in the Company’s consolidated financial statements from the acquisition date. For the period from the acquisition date to March 31, 2015, Real Alloy’s total revenues and net loss were $137.8 million and $15.0 million, respectively. The following selected unaudited pro forma results of operations of the Company for the three months ended March 31, 2015 and 2014, give effect to this business combination as though the transaction occurred on January 1, 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Total revenues:
As reported	$137.8	$0.1
Pro forma	374.6	378.5
Net earnings (loss) attributable to Signature Group Holdings, Inc.:
As reported	$6.7	$0.1
Pro forma	10.0	(21.2)

NOTE 4—INVENTORIES

The following table presents the components of inventories as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Dollars in millions)	2015	2014
Finished goods	$37.4	$—
Work in process	7.2	—
Raw materials	81.8	—
Supplies	9.7	—
Total inventories	$136.1	$—

NOTE 5—DEBT, OTHER FINANCING ARRANGEMENTS AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s debt as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Dollars in millions)	2015	2014
Long-term debt:
Senior Secured Notes:
Principal amount outstanding	$305.0	$—
Unamortized original issue discount and issuance costs	(16.9)	—
Senior Secured Notes, net	288.1	—
Asset-Based Facility:
Principal amount outstanding	35.4	—
Unamortized debt issuance costs	(3.0)	—
Asset-Based Facility, net	32.4	—
Capital leases	4.0	—
Current portion of long-term debt (capital leases)	(1.5)	—
Total long-term debt, net	$323.0	$—

Long-term debt

Senior Secured Notes

On January 8, 2015, Real Alloy, as successor to SGH Escrow, completed a private placement of $305.0 million aggregate principal of 10% Senior Secured Notes to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) at a price of 97.206% of the principal amount thereof. The Senior Secured Notes were issued pursuant to an indenture, dated as of January 8, 2015 (the “Indenture”) between Real Alloy, as successor to SGH Escrow, Real Alloy Parent, and Wilmington Trust, National Association (“Wilmington”), as trustee and notes collateral trustee.

Under the terms of the Pledge and Security Agreement, dated as of February 27, 2015, by and between each of Real Alloy, Real Alloy Parent and the other parties signatory thereto and Wilmington as notes collateral trustee, the Senior Secured Notes and related guarantees are secured by first priority security interests in the fixed assets of Real Alloy, Real Alloy Parent and the Subsidiary Guarantors (as defined in the Pledge and Security Agreement) and by second priority security interests in certain other collateral of Real Alloy, Real Alloy Parent and the Subsidiary Guarantors.

The Indenture, among other things, limits Real Alloy and its restricted subsidiaries’ (as defined in the Indenture) ability to: incur additional indebtedness or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with the Real Alloy’s affiliates; or enter into any sale and leaseback transactions. These covenants are subject to important exceptions and qualifications. As of March 31, 2015, Real Alloy was in compliance with all such covenants.

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year, commencing on July 15, 2015, through the date of maturity.  For the quarter ended March 31, 2015, interest expense associated with the Senior Secured Notes was $8.0 million, which is based on an issuance date of January 8, 2015, when interest began to accrue.

Asset-Based Facility

On February 27, 2015, a wholly owned domestic subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility.  The Asset-Based Facility is secured by a first priority lien on the borrowers and, to the extent no adverse tax impact would be incurred, Real Alloy’s foreign subsidiaries’ accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes.  The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. U.S. dollar denominated loans under the U.S. Sub-facility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at LIBOR, or (ii) the Base Rate (as defined below), in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. The “Base Rate” is equal to the greater of (a) the U.S. prime rate, (b) the U.S. Federal Funds Rate plus 50 basis points, and (c) the sum of LIBOR plus a margin based on the amount of the excess availability under the Asset-Based Facility. Canadian dollar denominated loans under the Canadian Sub-facility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at an average Canadian interbank rate, or (ii) floating at the greater of the Canadian prime rate or the average 30-day Canadian interbank rate plus 1.35%, in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. Events of default will trigger an increase of 2.0% in all interest rates. Interest is payable monthly in arrears, except for LIBOR loans and Canadian interbank rate loans, for which interest is payable at the end of each relevant interest period. On the initial funding date, the borrowers paid a 1.0% funding fee. For the quarter ended March 31, 2015, interest expense associated with the Asset-Based Facility was $0.1 million, and the average interest rate charged was 3.0% for U.S. dollar denominated loans and 2.3% for Canadian dollar denominated loans.  As of March 31, 2015, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Capital Leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy Business were assumed.  At March 31, 2015, $1.5 million of the $4.0 million in capital lease obligations is due within the next twelve months.

Factoring Facility

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50 million Factoring Facility, which provides for purchases of eligible receivables by a financial institution, which are subject to certain limitations and eligibility requirements to be determined in the reasonable discretion of such financial institution based on the relevant account debtor creditworthiness and reliability.  The arrangement is a true-sale, where receivables are sold on a nonrecourse basis in the event of payment default by the relevant customer.  Advances on eligible factored receivables are 90% of their face value.  The Factoring Facility has a termination date of January 15, 2019.  The interest rate applicable to the Factoring Facility is the three-month EURIBOR (daily rate) fixed on the last business day of a month for the following month, plus 1.65%. The interest rate was 1.7% as of March 31, 2015. Factoring and administrative fees also apply.  Including the initial amount of receivables factored upon entering into the factoring arrangement, the German subsidiary factored €95.6 million of receivables during the three months ended March 31, 2015 and immaterial expenses were recognized during the period related to this arrangement.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition.  The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first 18 months after the date of issuance, 8% for the next 12 months, and 9% thereafter. Dividends may be paid in kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The shares of Redeemable Preferred Stock are generally non-voting, however the consent of the holders of a majority of the outstanding shares of Redeemable Preferred Stock are required, among other requirements, (i) until the second anniversary of issuance, to (x) declare or pay cash dividends on the common stock; or (y) purchase, redeem or acquire shares of the common stock, other than, among others, certain shares of common stock issued to employees; (ii) so long as at least $10.0 million in aggregate principal amount of Redeemable Preferred Stock is outstanding, to make acquisitions valued at more than 5% of the consolidated assets of the Company and its subsidiaries; (iii) to take actions that would adversely affect the rights of the holders of the Redeemable Preferred Stock; and (iv) to undertake certain merger activities unless the Redeemable Preferred Stock remains outstanding or is purchased at the liquidation preference.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control under the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company may redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock held by Aleris and its subsidiaries has a liquidation preference of $25.1 million, as of March 31, 2015, and is not transferrable (other than to another subsidiary of Aleris) for 18 months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement).

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date, which is being accreted to the redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months, using the effective interest method.

NOTE 6—COMMON STOCK WARRANT LIABILITY

On June 11, 2010, warrants to purchase an aggregate of 1.5 million shares of Signature’s common stock were issued (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vested, 20% upon issuance and, thereafter, 20% annually on the anniversary of the issuance date and, as of March 31, 2015, the Warrants are 100% vested. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share as of March 31, 2015.

The Company utilizes a Monte Carlo simulation to estimate the fair value of the common stock warrant liability as of March 31, 2015 and December 31, 2014. See Note 12—Derivative and Other Financial Instruments and Fair Value Measurements for a discussion about the estimated fair values determined using the Monte Carlo simulation option pricing model.  A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. The following table presents changes in the fair value of the common stock warrant liability during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Balance at beginning of period	$5.6	$9.3
Change in fair value of common stock warrant liability	(0.7)	(0.8)
Balance at end of period	$4.9	$8.5

NOTE 7—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes the activity within stockholders’ equity and noncontrolling interest for the three months ended March 31, 2015:

(Dollars in millions)	Equity Attributable to Signature Group Holdings, Inc.	Noncontrolling Interest	Total Equity
Balance at beginning of the period	$85.7	$(0.1)	$85.6
Net earnings	6.7	0.1	6.8
Dividends and accretion on Redeemable Preferred Stock	(0.2)	—	(0.2)
Exercise of common stock options	1.1	—	1.1
Issuance of common stock	51.2	—	51.2
Share-based compensation expense	0.3	—	0.3
Noncontrolling interest acquired in business combination	—	0.8	0.8
Change in accumulated other comprehensive income	0.3	—	0.3
Balance at the end of the period	$145.1	$0.8	$145.9

The following table reflects changes in the number of outstanding shares of common stock:

Shares of Common Stock Outstanding
Balance at beginning of the period	17,099,882
Restricted common stock awards granted	246,901
Common stock options exercised	202,050
Common stock issued	9,751,773
Balance at end of the period	27,300,606

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the activity within accumulated other comprehensive income for the three months ended March 31, 2015:

(Dollars in millions)	Currency Translation
Balance at beginning of period	$—
Current period currency translation adjustments	0.3
Balance at end of period	$0.3

NOTE 9—INCOME TAXES

At the end of each reporting period, Signature makes an estimate of its annual effective income tax rate. The estimate used for the three months ended March 31, 2015 may change in subsequent periods. The income tax benefit for the three months ended March 31, 2015 and 2014 was $7.4 million and $0.3 million, respectively.  The effective tax rate for the three months ended March 31, 2015 and 2014 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and changes in valuation allowances.

As of December 31, 2014, the Company had estimated federal and California NOLs of $933.6 million and $994.7 million, respectively. The federal NOLs have a 20-year life and begin to expire after the 2027 tax year, while the California NOLs have either a 10-year or 20-year life and begin to expire after the 2017 tax year. In order to preserve these tax attributes, restrictions are included in Signature’s Amended and Restated Bylaws on transfers of its common stock (the “Tax Benefit Preservation Provision”). Unless approved by the Board, any attempted transfer of Signature common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons own 4.9% of the then-outstanding shares of Signature common stock, whether directly or indirectly (a “4.9-percent holder”); or (ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Internal Revenue Code of 1986, as amended (the “Tax Code”)) shall be increased or decreased, unless such decrease is the result of a transfer to a public group through the facilities of a national exchange. Persons wishing to become a 4.9-percent holder (or existing five-percent holders wishing to increase or decrease their percentage ownership, unless the decrease relates to a transfer to a public group) must request a waiver of the restriction from Signature, and the Board may grant a waiver in its sole discretion.  The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year.

Signature has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with net operating loss carryforwards in the United States and certain other foreign jurisdictions. Signature intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal.

The Company and its subsidiaries file income tax returns in the U.S federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions the 2010 through 2014 tax years remain open to examination.

NOTE 10—EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

The following table presents the components of the net periodic benefit expense under the German defined benefit pension plans:

Three Months Ended March 31,
(Dollars in millions)	2015
Service cost	$0.1
Interest cost	0.1
Net periodic benefit expense	$0.2

NOTE 11—EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to Signature Group Holdings, Inc. by the weighted average number of common shares outstanding for the reporting period. In connection with the Rights Offering to finance a portion of the purchase price for the Real Alloy Acquisition, Signature distributed subscription rights to all of its existing stockholders as of January 28, 2015, and the subscription rights price represented a discount to the market value of Signature’s common stock upon the closing of the Rights Offering on February 27, 2015. The discount in the Rights Offering represents an implied stock dividend, which requires retroactive adjustment of the weighted average shares outstanding reported in reporting periods prior to the completion of the Rights Offering. Adjustments to the weighted average shares outstanding in all reporting periods disclosed in this Report reflect an 8.3% increase from previously reported weighted average shares outstanding, based on the fair value per share immediately preceding the closing of the Rights Offering and the theoretical fair value immediately after the closing of the Rights Offering. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of unvested restricted common stock awards, common stock options and the Warrants, determined using the treasury stock method. Our restricted common stock represents a participating security for purposes of calculating earnings per share; however, the effect of allocating earnings to these securities had an inconsequential effect on earnings per share in the three months ended March 31, 2015 and 2014.

Unvested restricted common stock, common stock options and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the Company reports net earnings from continuing operations. For the three months ended March 31, 2015 and 2014, the impact of all outstanding unvested restricted common stock, common stock options and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Loss from continuing operations	$(17.5)	$(1.4)
Earnings from discontinued operations, net of income taxes	24.3	1.5
Net earnings	6.8	0.1
Earnings attributable to noncontrolling interest	0.1	—
Net earnings attributable to Signature Group Holdings, Inc.	6.7	0.1
Dividends and accretion on Redeemable Preferred Stock	(0.2)	—
Net earnings available to common stockholders	$6.5	$0.1
Basic and diluted:
Weighted average basic and diluted shares outstanding	21,714,016	13,144,152
Earnings (loss) per share:
Continuing operations	$(0.82)	$(0.10)
Discontinued operations	1.12	0.11
Basic and diluted earnings per share	$0.30	$0.01

The following table provides details on the average market price of Signature common stock and the incremental shares that would have been included in the diluted shares outstanding computation for the three months ended March 31, 2015 and 2014, had they not been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Average market price of Signature common stock	$7.22	$10.43
Potentially dilutive common stock equivalents:
Unvested restricted common stock	12,060	34,151
Common stock options	176,517	476,267
Warrants	328,061	515,135
Total potentially dilutive common stock equivalents	516,638	1,025,553

NOTE 12—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivatives

Real Alloy uses forward contracts and options, as well as contractual price escalators, to reduce the risks associated with its metal, natural gas and certain currency exposures. For classification purposes, Real Alloy records the net fair value of each type of derivative position expected to settle in less than one year (by counterparty) as a net current asset or liability and each type of long-term position as a net long-term asset or liability. At March 31, 2015, no cash collateral was posted or held. The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the condensed consolidated balance sheets and the net amounts of assets and liabilities presented therein. As of March 31, 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the condensed consolidated balance sheets.

	Fair Value of Derivatives
	as of March 31, 2015
(Dollars in millions)	Asset	Liability
Metal	$0.4	$0.3

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of March 31, 2015, as recorded in the condensed consolidated balance sheets:

		March 31,
(Dollars in millions)	Balance Sheet Location	2015
Derivative assets - Metal	Other current assets	$0.1

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 52%, an expected term of 5.2 years at March 31, 2015 and 5.8 years at December 31, 2014, a 25% equity raise probability assumption and a 15% equity raise price discount assumption. Significant decreases in expected term or the equity raise probability and related assumptions would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in expected term or the equity raise probability and related assumptions would result in an increase in the estimated fair value of the common stock warrant liability.

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs); and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

		Estimated Fair Value
(Dollars in millions)	Fair Value Hierarchy	March 31, 2015	December 31, 2014
Derivative assets	Level 2	$0.4	$—
Derivative liabilities	Level 2	0.3	—
Net derivative assets		$0.1	$—
Common stock warrant liability	Level 3	$4.9	$5.6

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	Beginning Balance	Income Realized in Earnings	Ending Balance
Three Months Ended March 31, 2015
Common stock warrant liability	$5.6	$0.7	$4.9
Three Months Ended March 31, 2014
Common stock warrant liability	$9.3	$0.8	$8.5

Both realized and unrealized gains and losses on derivative financial instruments are included within gains on derivative financial instruments in the condensed consolidated statements of operations. The following table presents realized gains on derivative financial instruments during the three months ended March 31, 2015:

Three Months Ended March 31,
(Dollars in millions)	2015
Metal	$0.1

Metal hedging

As metal is purchased to fill fixed-price customer sales orders, London Metal Exchange (“LME”) future swaps or forward contracts are sold.  As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2015, Real Alloy had 24.1 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Ally may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2015, Real Alloy had no British thermal unit swap contracts.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of March 31, 2015, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading.

Other Financial Instruments

The following tables present the carrying values and fair value estimates of other financial instruments as of March 31, 2015 and December 31, 2014:

		March 31, 2015
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$28.6	$28.6
Restricted cash held in escrow (other current assets)	Level 1	3.9	3.9
Loans receivable, net (other noncurrent assets)	Level 3	1.2	1.2
Discontinued operations:
Cash and cash equivalents	Level 1	0.1	0.1
LIABILITIES
Continuing operations:
Long-term debt:
Senior Secured Notes	Level 1	$288.1	$310.7
Asset-Based Facility	Level 3	32.4	35.4
Redeemable preferred stock	Level 3	19.8	19.8

		December 31, 2014
(Dollars in millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
ASSETS
Continuing operations:
Cash and cash equivalents	Level 1	$62.0	$62.0
Loans receivable, net (other noncurrent assets)	Level 3	1.2	1.2
Discontinued operations:
Cash and cash equivalents	Level 1	1.0	1.0
LIABILITIES
Discontinued operations:
Line of credit	Level 3	$1.0	$1.0
Long-term debt	Level 3	13.6	13.6

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of March 31, 2015 and December 31, 2014:

Cash and cash equivalents and restricted cash held in escrow

Cash and cash equivalents and restricted cash held in escrow are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Loans receivable, net

Loans receivable, net, consists of commercial real estate loans. The estimated fair value considers the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

Long-term debt – Senior Secured Notes

The estimated fair value of the Senior Secured Notes as of March 31, 2015 is based on observable market prices.

Long-term debt – Asset-Based Facility

The estimated fair value of the Asset-Based Facility as of March 31, 2015 is based on market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date, calculated using a discounted cash flow analysis and a 12.05% credit spread adjustment to a zero coupon yield curve, which is being accreted to redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months, using the effective interest method. An increase in the discount rate would result in a decrease in the estimated fair value of the redeemable preferred stock, while a decrease in the discount rate would result in an increase in the estimated fair value of the redeemable preferred stock.  There have been no significant changes in the fair value of the Redeemable Preferred Stock subsequent to issuance.

NOTE 13—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker, our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of March 31, 2015, the Company had two reportable operating segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Measurement of segment income or loss and segment assets

The accounting policies of the reportable segments are the same as those described in Note 2—Financial Statement Presentation and Significant Accounting Policies. Our measure of profitability for our operating segments is earnings before interest, taxes, depreciation and amortization and excludes certain items as shown below (“Adjusted EBITDA”). See “Non-GAAP Financial Measures” contained in Part I, Item 2 of this Report for a further discussion of our use of non-GAAP financial measures.

Reportable segment information

The following tables show segment revenues and Adjusted EBITDA for the three months ended March 31, 2015 and a reconciliation from Adjusted EBITDA to loss from continuing operations before income taxes. For the three months ended March 31, 2014, there were no reportable segments.

(Dollars in millions, tons in thousands)	RANA	RAEU
Buy/Sell metric tons invoiced	31.4	17.3
Toll metric tons invoiced	42.1	21.0
Total metric tons invoiced	73.5	38.3
Revenues	$86.4	$51.4
Cost of sales (excluding depreciation)	81.2	48.3
Gross profit	5.2	3.1
Cost of sales related to impact of recording inventory at fair value	2.7	1.0
Gross profit adjusted to exclude impact of recording inventory at fair value	7.9	4.1
Selling, general and administrative expenses (excluding depreciation)	2.7	1.3
Other operating (income) expense, net	0.1	0.1
Other EBITDA Adjustments	0.1	0.3
Adjusted EBITDA	$5.2	$2.7

(Dollars in millions)	Three Months Ended March 31, 2015
Adjusted EBITDA	$7.9
Unrealized gains on derivative financial instruments	(0.1)
Depreciation and amortization	3.7
Share-based compensation expense	0.3
Impact of recording inventory at fair value through purchase accounting	3.7
Selling, general and administrative expense of Corporate and Other	2.8
Other operating expense, net	0.3
Nonoperating expense (income):
Interest expense	8.1
Change in fair value of common stock warrant liability	(0.7)
Acquisition and financing-related costs and expenses	14.4
Other, net	0.3
Total nonoperating expense (income)	22.1
Loss from continuing operations before income taxes	$(24.9)

The following tables present summarized balance sheet information for each of our reportable segments and a reconciliation to consolidated assets and liabilities as of March 31, 2015:

(Dollars in millions)	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$3.3	$6.1
Trade accounts receivable, net	95.7	74.9
Inventories	88.6	47.5
Other current assets	3.4	0.3
Total current assets	191.0	128.8
Property, plant and equipment, net	210.9	105.4
Intangible assets, net	20.5	1.0
Other noncurrent assets	0.7	1.1
Total segment assets	$423.1	$236.3
Segment Liabilities
Current liabilities:
Trade payables	$63.8	$50.8
Accrued liabilities	22.2	11.1
Long-term debt due within one year	0.2	1.3
Other current liabilities	39.5	20.7
Total current liabilities	125.7	83.9
Accrued pension benefits	—	44.5
Environmental liabilities	18.4	—
Long-term debt, net	239.7	84.8
Other noncurrent liabilities	8.6	3.1
Total segment liabilities	$392.4	$216.3

(Dollars in millions)
Assets:
RANA	$423.1
RAEU	236.3
Unallocated	131.9
Total consolidated assets	$791.3
Liabilities:
RANA	$392.4
RAEU	216.3
Unallocated	16.9
Total consolidated liabilities	$625.6

NOTE 14—DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of March 31, 2015 and December 31, 2014, of the components of the Company designated as discontinued operations as of March 31, 2015:

	March 31,	December 31,
(Dollars in millions)	2015	2014
Current assets:
Cash and cash equivalents	$0.1	$1.0
Trade accounts receivable, net	—	4.5
Inventories	—	11.4
Other current assets	—	1.1
Total current assets of discontinued operations	$0.1	$18.0
Noncurrent assets:
Property, plant and equipment, net	$—	$0.3
Intangible assets, net	—	1.6
Goodwill	—	17.8
Other noncurrent assets	—	0.3
Total noncurrent assets of discontinued operations	$—	$20.0
Current liabilities:
Trade payables	$—	$2.9
Accrued liabilities	0.1	0.2
Line of credit	—	1.0
Long-term debt due within one year	—	3.9
Other current liabilities	0.2	0.1
Total current liabilities of discontinued operations	$0.3	$8.1
Noncurrent liabilities:
Long-term debt	$—	$9.7
Repurchase reserve	5.3	5.5
Total noncurrent liabilities of discontinued operations	$5.3	$15.2

On January 9, 2015, we sold all of our interests in NABCO (previously reported as the Industrial Supply segment) for $78.0 million, subject to a working capital adjustment, to an investor group led by PNC Riverarch LLC. As a result of the sale, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

Repurchase reserve

The Company maintains a repurchase reserve that represents estimated losses the Company may experience from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Accordingly, actual results may vary significantly from the current estimate. Total outstanding repurchase claims as of March 31, 2015, were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

●	for more than six years in the case of $65.8 million in claims, or 64.6% of total claims outstanding;
●	for more than four years, but less than six years, in the case of $35.4 million in claims, or 34.8% of total claims outstanding; and
●	for more than two years, but less than four years, in the case of $0.5 million in claims, or 0.6% of total claims outstanding.

There were no repurchase claims received or settled during the three months ended March 31, 2015 or the year ended December 31, 2014. The repurchase reserve liability was $5.3 million and $5.5 million as of March 31, 2015 and December 31, 2014, respectively. Recoveries of allowance for repurchase reserves were $0.3 million in each of the three months ended March 31, 2015 and 2014.

The following table presents the operating results, for the three months ended March 31, 2015 and 2014, for the components of the Company designated as discontinued operations as of March 31, 2015:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Revenues	$0.7	$8.2
Cost of sales	0.4	5.3
Gross profit	0.3	2.9
Selling, general and administrative expenses	0.3	0.9
Amortization of intangibles	—	0.3
Other operating expense (income), net	0.4	1.2
Operating income (loss)	(0.4)	0.5
Nonoperating expense (income):
Interest expense	—	0.2
Other, net	(40.1)	(1.7)
Total nonoperating expense (income)	(40.1)	(1.5)
Earnings from discontinued operations, before income taxes	39.7	2.0
Income tax expense	15.4	0.5
Earnings from discontinued operations, net of income taxes	$24.3	$1.5

Other nonoperating income, net in 2015 includes a $38.9 million gain on the sale of NABCO.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Environmental Proceedings

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes, and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives to perform environmental remediation by agencies in two states and one foreign country.

Real Alloy’s reserves for environmental remediation liabilities totaled $21.8 million as of March 31, 2015. Of the total remediation liability, $3.3 million is classified in accrued liabilities in the condensed consolidated balance sheets, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements related primarily to the normal operation of its landfills and the retirement of the related assets. Real Alloy’s total asset retirement obligations were $7.5 million as of March 31, 2015 and are classified in other noncurrent liabilities. The amount represents the most probable costs of remedial actions.

Legal Proceedings

Signature, Real Alloy and SGGH, LLC have been named as a defendant in or as a party to a number of legal actions or proceedings that arose in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, management generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

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

The legal proceedings summarized below include material matters that were resolved or concluded since December 31, 2014, as well as ongoing matters that may have an adverse effect on our business and future financial results.

SGGH, LLC Matters

Colburn Matter. On December 8, 2009, Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group, filed a complaint in the California Superior Court of the State of California, County of Los Angeles (the “California Superior Court”) against FIL and unnamed defendants for breach of contract related to a management continuity agreement (“MCA”) executed in August 2003, and extended in August 2007, and, separately, filed a proof of claim in the Fremont’s Chapter 11 bankruptcy proceeding (the “Bankruptcy Proceedings”). In the California Superior Court action, Ms. Colburn contends she is owed $3.2 million, while in the Bankruptcy Proceedings, Ms. Colburn filed a $2.6 million proof of claim.

On August 9, 2011, the California Superior Court entered a judgment granting the Company’s Motion for Summary Judgment and dismissing the complaint. On September 22, 2011, Ms. Colburn filed a Notice of Appeal from this dismissal. Appellate briefs from both parties have been filed.

On March 14, 2014, the California Federal Bankruptcy Court orally announced its ruling, from a trial held in January 2014, to grant the Company’s motion to disallow Ms. Colburn’s claim. On March 26, 2014, the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the “California Federal Bankruptcy Court”) entered a written order granting the Company’s motion to disallow Ms. Colburn’s claim.

On April 7, 2014, Ms. Colburn filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Ms. Colburn’s claim. On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Ms. Colburn’s motion for reconsideration. On June 30, 2014, Ms. Colburn filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Ms. Colburn’s claim and the denial of Ms. Colburn’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the United States District Court for the Central District of California (the “U.S. District Court”). On March 20, 2015, the U.S. District Court affirmed the California Federal Bankruptcy Court’s order. Ms. Colburn has filed a notice of appeal of the U.S. District Court’s ruling.

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

On August 26, 2011, Mr. Walker dismissed his complaint, without prejudice, against the Company as successor in interest to Fremont, but not as a successor in interest to FIL. On September 19, 2012, the Company obtained the California Superior Court’s final ruling granting the Company’s Motion for Summary Judgment and on October 26, 2012, the judgment was entered. On November 29, 2012, Mr. Walker moved for a new trial. On January 8, 2013, the California Superior Court granted Mr. Walker’s motion for a new trial. On February 5, 2013, the Company filed an appeal of the California Superior Court’s order granting Mr. Walker a new trial. The Court of Appeal subsequently reversed the ruling granting Mr. Walker’s motion for a new trial.  Mr. Walker filed a petition for rehearing before the Court of Appeal, which was denied.  Mr. Walker filed a petition for review before the California Supreme Court, which was denied on November 19, 2014.  On December 22, 2014, the California Superior Court entered its final order of summary judgment in favor of the Company.

On March 14, 2014, the California Federal Bankruptcy Court orally announced its ruling, from a trial held in January 2014, to grant the Company’s motion to disallow Mr. Walker’s claim. On March 26, 2014, the California Federal Bankruptcy Court entered a written order granting the Company’s motion to disallow Mr. Walker’s claim. On April 7, 2014, Mr. Walker filed a motion for reconsideration of the California Federal Bankruptcy Court’s March 26, 2014 order granting the Company’s motion to disallow Mr. Walker’s claim. On June 23, 2014, the California Federal Bankruptcy Court issued an order denying Mr. Walker’s motion for reconsideration. On June 30, 2014, Mr. Walker filed a notice of appeal of the California Federal Bankruptcy Court’s order granting the Company’s motion to disallow Mr. Walker’s claim and the denial of Mr. Walker’s motion for reconsideration. On July 2, 2014, the notice of appeal was referred to the U.S. District Court. On March 20, 2015, the U.S. District Court affirmed the Bankruptcy Court’s order. Mr. Walker has filed a notice of appeal of the U.S. District Court’s ruling.

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

Subpoenas for Information and Documents. In addition to the above-described RMBS Actions, the Company has received and responded to a number of subpoenas for information from federal authorities and other third parties in civil litigation matters in which the Company is not a defendant, but which concern home mortgage transactions involving the Company’s former businesses’ origination and sale of whole loans, and certain RMBS Offerings.

Unpaid Claims. As of March 31, 2015, there remained two open claims filed with the California Federal Bankruptcy Court, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

Real Alloy Matters

Boilermaker-Blacksmith National Pension Fund. On July 11, 2014, certain subsidiaries of Aleris, including those sold to us in the acquisition of the Real Alloy Business, were named in a civil complaint by the Boilermaker-Blacksmith National Pension Fund (the “Pension Trust”) for withdrawal liability from a multi-employer pension plan in the amount of $4.2 million plus accrued interest. On November 4, 2014, the Pension Trust voluntarily dismissed the complaint with prejudice. Aleris has indemnified the Company against all claims involving the subsidiaries included in the Real Alloy Business.

NOTE 16—SUBSEQUENT EVENT

On April 28, 2015, the Company completed its Rights Offering, which, with respect to holders of its Warrants, expired on April 28, 2015. The Company received subscriptions (including both basic and oversubscriptions) of 1,017,321 shares, which exceeded the maximum offering of 843,000 shares by 174,321 shares. The 843,000 shares of Signature common stock were issued at $5.64 per share, raising $4.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item 2 contains certain non-GAAP financial information. See “Non-GAAP Financial Measures” below for important information regarding the non-GAAP financial information included in this Item 2 and the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Report, together with a reconciliation of such non-GAAP financial information presented to the most comparable GAAP financial information.

Certain statements in this Report, including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included elsewhere in this Report and with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part I, Item 1A in our Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Report and in our Annual Report. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements, and include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which may be beyond our control, and that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance.

Overview

Signature is a Delaware holding company that owns all of the outstanding interests of its primary operating companies, Real Alloy Parent and SGGH, LLC. In 2014, the Company’s principal activities were in the former Industrial Supply operating segment. Following the NABCO Sale and the Real Alloy Acquisition, both of which occurred in the first quarter of 2015, our principal activities will be related to our aluminum recycling and specification alloys business and reported as such in the future. The Real Alloy Acquisition is a transformative event for the Company, both in terms of size and substance. Over the coming months, we plan to devote significant time and attention to integrating and incorporating the Real Alloy Business into the Company, even as a largely stand-alone operating segment. For more information on the details of the Real Alloy Acquisition and the Financings for such transaction, please see Note 1—Business and Operations and Note 3—Business Combinations in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Report.

Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy processes scrap aluminum and by-products and delivers recycled metal in liquid or solid form according to its customers’ specifications. Its facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving it a great degree of flexibility in reclaiming high-quality recycled aluminum for its customers.

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

A key element to our business strategy is utilizing our federal and state NOLs, primarily generated by Signature’s former businesses, then known as Fremont and its primary operating subsidiary, FIL. As of December 31, 2014, our federal and California NOLs are approximately $933.6 million and $994.7 million, respectively. The NOLs are further discussed in Note 9—Income Taxes in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report.

Our Segments

The Company’s consolidated financial statements included in this Report and MD&A present the Company’s financial condition and results of operations by operating segment and discontinued operations. We have two operating segments based on the organizational structure that we currently use to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. One additional line of business, a specialty cosmetics company, does not meet the criteria of a reportable segment and is included in Corporate and Other. The Company’s reportable operating segments are RANA and RAEU.

For the first quarter of 2015, the Company is only reporting the results of these reportable operating segments for the thirty-three days from February 27, 2015 through March 31, 2015, which only represents a fraction of a typical quarter of performance.

In addition to analyzing our consolidated operating performance based on revenues, we measure the performance of our operating segments utilizing Adjusted EBITDA, discussed further below in “– Critical Measures of Our Financial Performance”. Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including the chief operating decision-maker, uses Adjusted EBITDA in managing and assessing the performance of our business segments and overall business, and believes that Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “– Non-GAAP Financial Measures.”

Real Alloy North America

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities.  It consists of eighteen facilities located in the United States, Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) and combine these materials with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications.  RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts customer-owned scrap and dross and returns the recycled metal in ingot or molten form to our customers for a fee.

Metric tons invoiced, revenues and Adjusted EBITDA for RANA for 33 days are presented below:

Three Months Ended March 31,
(Dollars in millions, tons in thousands)	2015
Buy/Sell metric tons invoiced	31.4
Toll metric tons invoiced	42.1
Total metric tons invoiced	73.5
Total revenues	$86.4
Adjusted EBITDA	$5.2

Real Alloy Europe

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. This segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal in ingot or molten form to our customers from six facilities located in Germany, Norway and Wales. Our RAEU segment supplies the European automobile industry and other aluminum producers and manufacturers serving other European aluminum industries. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RAEU converts customer-owned scrap and dross and returns the recycled metal in ingot or molten form to our customers for a fee.

Metric tons invoiced, revenues, and Adjusted EBITDA for RAEU for 33 days are presented below:

Three Months Ended March 31,
(Dollars in millions, tons in thousands)	2015
Buy/Sell metric tons invoiced	17.3
Toll metric tons invoiced	21.0
Total metric tons invoiced	38.3
Total revenues	$51.4
Adjusted EBITDA	$2.7

Corporate and Other

Operating costs in Corporate and Other relate to administrative, financial and human resource activities that are not allocated to specific operations and are excluded from segment results of operations, as management excludes such costs when assessing segment performance, along with operating entities that do not meet the threshold of a reportable segment.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations that have been sold, or have been discontinued by the Company, including NABCO and certain of Fremont’s former operations. During the first quarter of 2015, NABCO was sold for a gain of $39.8 million and its results of operations have been reclassified to discontinued operations for all periods presented.

Discontinued operations includes operating costs and liabilities associated with various litigation matters pertaining to Fremont’s prior business activities. As of March 31, 2015, SGGH, LLC was a party to twenty defensive cases involving individual home borrowers, the majority of whom are contesting foreclosure proceedings against the loan servicer and current mortgage owner, and where Fremont or FIL has been named in the matter because it was the originator of the mortgage. SGGH, LLC has also received notices for defense, contribution and indemnification from investment banks and other counterparties who purchased Fremont loans and are currently defendants in litigation matters to which we are not a party.  We are also involved in two defensive cases involving former Fremont executives seeking severance claims. The largest liability within discontinued operations is the residential loan repurchase reserve, which has been reduced to $5.3 million as of March 31, 2015. See “Legal Proceedings” in Note 15—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Report for more information about the material legal proceedings in which we are involved.

Critical Measures of Our Financial Performance

The financial performance of our operating segments is the result of several factors, the most critical of which are as follows:

•	Volumes invoiced;
•	Tolling and Buy/Sell percentages; and
•	Adjusted EBITDA

The financial performance of the Real Alloy business is determined, in part, by the volume of metric tons invoiced and processed. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated margins. A significant component of our revenue is derived from aluminum prices that we generally pass through to our customers.  Revenues and margin percentages are subject to fluctuations based upon the percentage of customer-owned metric tons tolled or processed. Increased processing under such tolling agreements results in lower revenues and generally also results in higher gross profit and net earnings margins. Tolling agreements subject us to less risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our metric tons able to be processed under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements.

In order to reduce its exposure to fluctuation in the price of aluminum, Real Alloy focuses on tolling relationships, reducing working capital and managing its commercial inventory position. Real Alloy also utilizes various derivative financial instruments designed to reduce the impact of changing aluminum prices on these net physical purchases and sales. Real Alloy’s risk management practices reduce but do not eliminate its exposure to changing aluminum prices. While these practices limit exposure to unfavorable aluminum price changes, they also limit Real Alloy’s ability to benefit from favorable price changes. Further, our counterparties may require the posting of cash collateral if the fair value of derivative liabilities exceeds the amount of credit granted by each counterparty, thereby reducing liquidity. At March 31, 2015, no cash collateral was posted with counterparties.

Our measure of profitability for our operating segments is Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization and excludes items of a nonoperational, or nonrecurring nature which may include unrealized and certain realized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses. See “Non-GAAP Financial Measures” contained in Part I, Item 2 of this Report for a further discussion of our use of non-GAAP financial measures.

Margins are impacted by the fees we charge our customers to process their metal and by “metal spreads” which represent the difference between the purchase price of the scrap aluminum we buy and our selling prices. Scrap prices tend to be determined regionally and are significantly impacted by supply and demand. While scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and can cause unpredictable movements in metal spreads.

Our operations are labor intensive and also require a significant amount of energy (primarily natural gas and electricity) to melt scrap or primary aluminum. As a result, we incur a significant amount of fixed and variable labor and overhead costs, which we refer to as conversion costs.

Critical Accounting Policies and Estimates

The accounting and reporting policies conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, and operating revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. Prior to the Real Alloy Acquisition, these policies governed (i) the repurchase reserve; (ii) deferred tax asset valuation; and (iii) goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. On an ongoing basis, we evaluate our estimates and assumptions used in these policies based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and our results of operations for the reporting periods presented. A summary of our significant accounting policies and estimates is included in Part II, Item 7 of the Annual Report and supplemented in Part I, Item 1 of this Report. As a result of the Real Alloy Acquisition and the NABCO Sale, we have identified the following additional critical accounting policies or estimates.

Business combinations

All business combinations are accounted for using the acquisition method where the purchase price paid is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.

Discontinued operations

A component of an entity that is disposed of or classified as held for sale is reported as a discontinued operation if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the accompanying condensed consolidated statements of operations and cash flows. Assets and liabilities of discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets. Operations designated as discontinued operations as of March 31, 2015 are presented in discontinued operations for all periods presented.

Revenue recognition and shipping and handling costs

Revenues are recognized when title transfers and risk of loss passes to the customer, in accordance with SAB 104. This typically occurs when the goods reach their destination.  For customer-owned toll material, revenue is recognized upon the performance of the tolling service for the customers.  For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within cost of sales in the condensed consolidated statements of operations included in Part I, Item 1 of this Report.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. We review our inventory values on a regular basis to ensure that their carrying values can be realized. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. As the ultimate realizable value of most inventory is based upon the price of prime or scrap aluminum, future changes in those prices may lead to the determination that the cost of some, or all, of our inventory will not be realized, which would lead to recording the appropriate adjustment to inventory values.

Derivative financial instruments

Real Alloy is engaged in activities that expose it to various market risks, including changes in the prices of aluminum alloys, scrap aluminum, copper, zinc and natural gas, as well as changes in currency exchange rates. Certain of these financial exposures are managed as an integral part of its risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. Real Alloy may enter into forward contracts or swaps to manage its exposure to market risk. The fair value of these instruments is reflected in the condensed consolidated balance sheets and the impact of these instruments is reflected in the condensed consolidated statements of operations. Real Alloy does not hold or issue derivative financial instruments for trading purposes.

The fair values of Real Alloy’s derivative financial instruments are recognized as assets or liabilities at the balance sheet dates. Fair values for its metal and natural gas derivative instruments, if any, are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. Real Alloy has included an estimate of the risk associated with nonperformance by either itself or its counterparties in developing these fair values. See Note 12—Derivatives and Other Financial Instruments and Fair Value Measurements in the Notes to Condensed Consolidated Financial Statements (Unaudited) included Part I, Item 1 of this Report for additional information about our derivative instruments.

Real Alloy does not account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments that are not accounted for as hedges and the associated gains and losses realized upon settlement are recorded in losses on derivative financial instruments in the condensed consolidated statements of operations. All realized gains and losses are included within net cash provided by (used in) operating activities in the condensed consolidated statements of cash flows. Real Alloy is exposed to losses in the event of nonperformance by its counterparties.

Currency translation

Certain of Real Alloy’s international subsidiaries use local currency as their functional currency. We translate substantially all of the amounts included in our condensed consolidated statements of operations from our international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of stockholders’ equity. Currency translation adjustments accumulate in stockholders’ equity until the disposition or liquidation of the international subsidiary. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other expense (income), net in the condensed consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than the functional currencies resulted in transactional losses of $0.1 million for the three months ended March 31, 2015.

Environmental and asset retirement obligations

Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed while expenditures that extend the life, increase the capacity or improve the safety of an asset or that mitigate or prevent future environmental contamination are capitalized in property, plant and equipment. Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Based on the results of this process, we provide reserves for environmental liabilities when and if environmental assessment and/or remediation cost are probable and can be reasonably estimated in accordance with ASC 410.  While our accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Our existing environmental liabilities are not discounted to their present values as the amount and timing of the expenditures are not fixed or reliably determinable.

Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and capitalized as part of the carrying amount of the associated long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time, while the capitalized cost is depreciated over the useful life of the related asset.

Pension benefits

Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets are based upon historical returns and future expectations for returns. See Note 3—Business Combinations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the assumptions used to determine the pension benefit obligation as of the date of the Real Alloy Acquisition.

The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.

Results of Operations

The following table presents selected components of our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Revenues	$137.8	$0.1
Cost of sales	133.0	—
Gross profit	4.8	0.1
Operating costs	7.6	2.6
Operating loss	(2.8)	(2.5)
Nonoperating expense (income)	22.1	(0.8)
Loss from continuing operations before income taxes	(24.9)	(1.7)
Income tax benefit	(7.4)	(0.3)
Loss from continuing operations	(17.5)	(1.4)
Earnings from discontinued operations, net of income taxes	24.3	1.5
Net earnings	6.8	0.1
Earnings attributable to noncontrolling interest	0.1	—
Net earnings attributable to Signature Group Holdings, Inc.	$6.7	$0.1
EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.82)	$(0.10)
Discontinued operations	1.12	0.11
Basic and diluted earnings per share	$0.30	$0.01

Consolidated Results of Operations

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our operating results are limited in value and we have elected not to make any comparisons that management deems could be misleading.

As discussed in more detail below in “Segments’ Results of Operations,” net earnings for the three months ended March 31, 2015 increased $6.7 million to $6.8 million, from $0.1 million for the three months ended March 31, 2014. Basic and diluted earnings per share were $0.30 per share and $0.01 per share for the three months ended March 31, 2015 and 2014, respectively. Our consolidated results only include the results of operation of Real Alloy from the acquisition date through March 31, 2015, or thirty-three days, and include a number of one-time expenses related to the acquisition and the related financing. Particularly noteworthy, we incurred $14.4 million of transaction and financing-related costs and fees during the period; $3.7 million in one-time costs related to the amortization of the fair value adjustment of inventories under purchase accounting; and approximately $4.9 million of interest expense (including amortization of issuance discount and debt origination costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition where we had no offsetting operations from Real Alloy.

Segments’ Results of Operations

The following table presents our segment result of operations of the three months ended March 31, 2015.  As there were no segments for 2014, we are not showing a segment table for the three months ended March 31, 2014.

(Dollars in millions, tons in thousands)	RANA	RAEU
Buy/Sell metric tons invoiced	31.4	17.3
Toll metric tons invoiced	42.1	21.0
Total metric tons invoiced	73.5	38.3
Revenues	$86.4	$51.4
Cost of sales (excluding depreciation)	81.2	48.3
Gross profit	5.2	3.1
Cost of sales related to impact of recording inventory at fair value	2.7	1.0
Gross profit adjusted to exclude impact of recording inventory at fair value	7.9	4.1
Selling, general and administrative expenses (excluding depreciation)	2.7	1.3
Other operating expense, net	0.1	0.1
Other EBITDA Adjustments	0.1	0.3
Adjusted EBITDA	$5.2	$2.7

(Dollars in millions)	Three Months Ended March 31, 2015
Adjusted EBITDA	$7.9
Unrealized gains on derivative financial instruments	(0.1)
Depreciation and amortization	3.7
Share-based compensation expense	0.3
Impact of recording inventory at fair value through purchase accounting	3.7
Other operating expense, net	3.1
Nonoperating expense (income):
Interest expense	8.1
Change in fair value of common stock warrant liability	(0.7)
Acquisition-related costs and expenses	14.4
Other, net	0.3
Total nonoperating expense (income)	22.1
Loss from continuing operations before income taxes	$(24.9)

As previously discussed, as a result of the transformative transactions completed in the first quarter of 2015, the current period results of operations are not comparable to the prior period. The results of operations of Real Alloy are included from the acquisition date, February 27, 2015, through March 31, 2015.

RANA Segment

General

For the thirty-three day period ended March 31, 2015, RANA generated $5.2 million of Adjusted EBITDA on $86.4 million of total revenues.  During the period, buy/sell arrangements with our customers represented 43% of total invoiced volume, while tolling arrangements represented 57%.  Overall volume and the mix of buy/sell and toll volume were consistent with the similar period in 2014, while the business was operated by Aleris.  See “Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA.

Gross profit

Gross profit for RANA was $5.2 million for the thirty-three days ended March 31, 2015, representing a margin of 6.0% of total revenues.  RANA’s cost of sales includes $2.7 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventory, which will not be significant in the future.  Excluding this amount, gross profit would have been $7.9 million during the period or a gross margin of 9.1%.  Gross profit improved over the similar period in 2014 due to commercial efforts and favorable market conditions when the business was part of Aleris.

Operating costs

Selling, general and administrative (“SG&A”) expenses, excluding depreciation and amortization, were $2.7 million for the thirty-three days ended March 31, 2015. As a result of corporate overhead allocations from Aleris prior to the Real Alloy Acquisition, current and prior period SG&A expenses are not comparable. In addition, Real Alloy is incurring transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services and human resource services. As Real Alloy implements its separation from Aleris, management expects expenses related to the transition services agreement with Aleris to decrease over the remainder of the year, but such costs and expenses will be replaced directly at Real Alloy as it builds out its own stand-alone infrastructure. We expect the ongoing expenses as a stand-alone operation will be below the expenses associated with the transition services provided by Aleris.

Other operating information

There were no realized gains or losses on derivative financial instruments, and unrealized gains were $0.1 million for the thirty-three days ended March 31, 2015. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Depreciation and amortization was $2.5 million for the thirty-three days ended March 31, 2015. As a result of purchase accounting adjustments, which increased the carrying value of property, plant and equipment to estimated fair value at the acquisition date, depreciation and amortization expense for the same period in 2014 is not comparable.

RAEU Segment

General

For the thirty-three day period ended March 31, 2015, RAEU generated $2.7 million of Adjusted EBITDA on $51.4 million of total revenue.  During the period, buy/sell arrangements with our customers represented 45% of total invoiced volume, while tolling arrangements represented 55%.  Overall volume and the mix of buy/sell and toll volumes were consistent with the similar period in 2014, while the business was operated by Aleris. See “Reconciliation of Non-GAAP Financial Measures” below for more information about Adjusted EBITDA.

Gross profit

Gross profit for RAEU was $3.1 million for the thirty-three days ended March 31, 2015, representing a margin of 6.0% of total revenue.  RAEU’s cost of sales includes $1.0 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventory, which will not be significant in the future.  Excluding this amount, gross profit would have been $4.1 million during the period, or a gross margin of 8.0%.  Excluding the impact of currency translation, gross profit has improved over the similar period in 2014, while the business was operated by Aleris.

Operating costs

SG&A expenses, excluding depreciation and amortization, were $1.3 million for the thirty-three days ended March 31, 2015. As a result of corporate overhead allocations from Aleris prior to the Real Alloy Acquisition, current and prior period SG&A expenses are not comparable. In addition, Real Alloy is incurring transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services and human resource services.  As Real Alloy implements its separation from Aleris, management expects expenses related to the transition services agreement with Aleris to decrease over the remainder of the year, but such costs and expenses will be replaced directly at Real Alloy as the business builds out its own stand-alone infrastructure.  We expect the ongoing expenses as a stand-alone operation to be below the expenses associated with Aleris’ transition services.

Other operating information

Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Depreciation and amortization was $1.2 million for the thirty-three days ended March 31, 2015. As a result of purchase accounting adjustments, which increased the carrying value of property, plant and equipment to estimated fair value at the acquisition date, depreciation and amortization expense for the same period in 2014 is not comparable.

Operating costs outside of segments

Our operating costs related to administrative, financial and human resource activities that are not allocated to specific segments are considered Corporate and Other, as management excludes such costs when assessing segment performance.  Additionally, Corporate and Other includes the costs of Cosmedicine, LLC, a small operating subsidiary of SGGH, LLC that is re-launching a line of branded specialty skin care products, as it does not meet the threshold of a reportable segment. In the first quarter of 2015, operating costs in Corporate and Other were $3.0 million, which includes $2.7 million related to corporate administrative, financial and human resource activities.

Nonoperating expenses and income

Interest expense

Interest expense for the quarter ended March 31, 2015 was $8.1 million and is related to long-term debt and the Factoring Facility. Included in interest expense are the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three months ended March 31, 2015 was $1.1 million. Interest expense and amortization of original issue discount and debt issuance costs associated with the Senior Secured Notes are for the period January 8, 2015 through March 31, 2015, while the interest expense and debt issuance costs associated with the Factoring Facility and Asset-Based Facility are for the period February 27, 2015 through March 31, 2015.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses for the quarter ended March 31, 2015 were $14.4 million, including $11.2 million related to expired commitments associated with the financings and $3.2 million of Real Alloy Acquisition transaction costs and expenses.

Provision for income taxes

At the end of each reporting period, Signature makes an estimate of its annual effective income tax rate. The estimate used for the three months ended March 31, 2015 may change in subsequent periods. Income tax benefit for the three months ended March 31, 2015 and 2014 was $7.4 million and $0.3 million, respectively. The effective tax rate for the three months ended March 31, 2015 and 2014 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and valuation allowances.

Signature has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with NOLs in the United States and certain other foreign jurisdictions. Signature intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of our former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes increased $22.8 million to $24.3 million for the three months ended March 31, 2015, as compared to $1.5 million for the three months ended March 31, 2014. The earnings of discontinued operations, net of income taxes in 2015 primarily represents the $39.8 million gain on sale of NABCO, while the earnings in 2014 primarily represent NABCO’s operating results.

FINANCIAL CONDITION

The following table presents selected components of the Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Dollars in millions)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28.6	$62.0
Trade accounts receivable, net	170.7	—
Inventories	136.1	—
Deferred income taxes	—	5.1
Other current assets	9.6	1.0
Current assets of discontinued operations	0.1	18.0
Total current assets	345.1	86.1
Debt and equity offering costs	—	14.5
Property, plant and equipment	316.4	0.1
Intangible assets, net	21.6	0.1
Goodwill	102.3	—
Deferred income taxes	3.0	—
Other noncurrent assets	2.9	1.1
Noncurrent assets of discontinued operations	—	20.0
TOTAL ASSETS	$791.3	$121.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$116.2	$—
Accrued liabilities	37.7	6.2
Long-term debt due within one year	1.5	—
Other current liabilities	62.4	0.9
Current liabilities of discontinued operations	0.3	8.1
Total current liabilities	218.1	15.2
Accrued pension benefits	44.5	—
Environmental liabilities	18.4	—
Long-term debt, net	323.0	—
Common stock warrant liability	4.9	5.6
Other noncurrent liabilities	11.4	0.3
Noncurrent liabilities of discontinued operations	5.3	15.2
TOTAL LIABILITIES	625.6	36.3
Redeemable preferred stock	19.8	—
TOTAL STOCKHOLDERS’ EQUITY	145.9	85.6
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$791.3	$121.9

General

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our financial condition are limited in value and we have elected not to make any comparisons that management deems could be misleading.

As discussed further below, total assets increased $669.4 million, or 549%, to $791.3 million as of March 31, 2015, from $121.9 million as of December 31, 2014; total liabilities increased $589.3 million, or 1,623%, to $625.6 million as of March 31, 2015, from $36.3 million as of December 31, 2014; and total stockholders’ equity increased to $145.9 million as of March 31, 2015, from $85.6 million as of December 31, 2014.

Changes in stockholders’ equity reflect net earnings during the period, increased by equity issuances share-based compensation expense. See the Note 7—Stockholders’ Equity and Noncontrolling Interest in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following tables present the assets and liabilities of our operating segments as of March 31, 2015.

(Dollars in millions)	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$3.3	$6.1
Trade accounts receivable, net	95.7	74.9
Inventories	88.6	47.5
Other current assets	3.4	0.3
Total current assets	191.0	128.8
Property, plant and equipment, net	210.9	105.4
Intangible assets, net	20.5	1.0
Other noncurrent assets	0.7	1.1
Total segment assets	$423.1	$236.3
Segment Liabilities
Current liabilities:
Trade payables	$63.8	$50.8
Accrued liabilities	22.2	11.1
Long-term debt due within one year	0.2	1.3
Other current liabilities	39.5	20.7
Total current liabilities	125.7	83.9
Accrued pension benefits	—	44.5
Environmental liabilities	18.4	—
Long-term debt, net	239.7	84.8
Other noncurrent liabilities	8.6	3.1
Total segment liabilities	$392.4	$216.3

(Dollars in millions)
Assets:
RANA	$423.1
RAEU	236.3
Unallocated	128.9
Total consolidated assets	$791.3
Liabilities:
RANA	$392.4
RAEU	216.3
Unallocated	16.9
Total consolidated liabilities	$625.6

Cash and cash equivalents

Cash and cash equivalents maintained at RANA and RAEU are generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $22.8 million from December 31, 2014, to $19.2 million as of March 31, 2015, primarily as a result of capital contributions to Real Alloy to fund a portion of the Real Alloy Acquisition.

Trade accounts receivable, net

Trade accounts receivable, net was $170.7 million as of March 31, 2015, which was in line with management’s expectations given seasonality and commercial activity.

 Inventories

Inventories were $136.1 million as of March 31, 2015, which was in line with management’s expectations.

Debt and equity offering costs

The debt and equity offering costs of $14.5 million at December 31, 2014 have been expensed in the three months ended March 31, 2015 in the case of commitment fees of $10.6 million associated with backstop and bridge financing agreements arranged, but not used, to fund the Real Alloy Acquisition; while $3.0 million of costs associated with the Senior Secured Notes and Asset-Based Facility have been included as a reduction of the associated debt; and $0.9 million in equity costs associated with the Rights Offering have been included as a reduction of additional paid-in capital.

Property, plant and equipment, net

Property, plant and equipment, net was $316.4 million as of March 31, 2015, and reflects the preliminary purchase accounting adjustments to estimated fair value at the acquisition date, offset by scheduled depreciation and amortization during the three months ended March 31, 2015.

Other assets

Other assets increased $10.4 million to $12.5 million as March 31, 2015, from $2.1 million as of December 31, 2014, primarily due to the Real Alloy Acquisition.

Goodwill and intangible assets, net

Intangible assets, net are comprised primarily of customer relationships and increased $21.5 million to $21.6 million as of March 31, 2015, from $0.1 million as of December 31, 2014, primarily as a result of the preliminary estimate of the fair values associated with the Real Alloy Acquisition, offset by scheduled amortization. As of March 31, 2015, the goodwill from the Real Alloy Acquisition is preliminary and has not been allocated to the reporting units.

Trade payables

Trade payables increased to $116.2 million as of March 31, 2015, primarily due to the Real Alloy Acquisition.

Accrued liabilities

Accrued liabilities increased $31.5 million to $37.7 million as of March 31, 2015, from $6.2 million as of December 31, 2014. The increase is primarily related the Real Alloy Acquisition offset by the payment of accrued costs and expenses associated with the Real Alloy Acquisition.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $44.5 million and $21.8 million, respectively, as of March 31, 2015 and were assumed as part of the Real Alloy Acquisition.

Long-term debt

Long-term debt increased to $324.5 million as of March 31, 2015, from zero as of December 31, 2014 as a result of the debt-related Financings to fund the Real Alloy Acquisition.  See Note 5—Debt, Other Financing Arrangements and Redeemable Preferred Stock in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part 1, Item 1 of this Report for additional information about our long-term debt. The current portion of long-term debt is related to capital leases.

Common stock warrant liability

Common stock warrant liability decreased $0.7 million to $4.9 million as of March 31, 2015, from $5.6 million as of December 31, 2014. The $0.7 million change in fair value of common stock warrant liability during the three months ended March 31, 2015 is attributable to a decrease in the exercise price of the Warrants to $5.64, as a result of the Rights Offering in February 2015, offset by a decrease in the underlying market price of our common stock. See Note 6—Common Stock Warrant Liability in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $0.1 million as of March 31, 2015, from $38.0 million as of December 31, 2014. Liabilities of discontinued operations decreased to $5.6 million as of March 31, 2015, from $23.3 million as of December 31, 2014. The decrease in assets and liabilities of discontinued operations is the result of the sale of NABCO in January 2015. Following the sale of NABCO, there are nominal assets in discontinued operations and the only significant liabilities are the repurchase reserve, discussed further below.

Repurchase reserve

The repurchase reserve decreased $0.2 million to $5.3 million as of March 31, 2015, from $5.5 million as of December 31, 2014. There were no settlements or new claims received during the three months ended March 31, 2015, and we received no communication on our existing claims, which continued to age as described below. Accordingly, our estimated exposure has fallen and our reserve has likewise been reduced. While management believes the $5.3 million repurchase reserve is sufficient as of March 31, 2015, the reserve is subjective and is based on management’s current expectations utilizing facts currently known to management. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause the Company to experience losses in excess of the recorded repurchase reserve. Any material increase in, or change in the nature of, our repurchase claim activity and payout amounts, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations.

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

Total outstanding repurchase claims as of March 31, 2015 were $101.7 million. Of the outstanding repurchase claims, there has been no communication or other action from the claimants:

●	for more than six years in the case of $65.8 million in claims, or 64.6% of total claims outstanding;
●	for more than four years, but less than six years, in the case of $35.4 million in claims, or 34.8% of total claims outstanding; and
●	for more than two years, but less than four years, in the case of $0.5 million in claims, or 0.6% of total claims outstanding.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures and other general corporate purposes, including acquisitions. Our primary existing sources of working capital are cash from operations and credit facilities, which we intend to supplement as needed by public and private capital market transactions. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

●	cash flows generated from operating activities;
●	adequacy of available lines of credit;
●	acquisitions; and
●	our ability to attract long-term capital, whether debt or equity, with satisfactory terms.

We expect to review and consider possible acquisitions of new businesses and evaluate the retention and disposition of our existing operations. Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents, and receivables from our subsidiaries related to tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of March 31, 2015, we have an effective shelf registration statement on Form S-3, with $213.5 million of securities available to be issued to use for existing business requirements and future acquisitions. In April 2015, Signature issued 843,000 shares of its common stock to holders of the Warrants as the final component of the Rights Offering launched in January 2015, and received $4.8 million. Our principal uses of liquidity, as of March 31, 2015, are the payment of operating costs of the holding company.

Assets of our operating subsidiary, SGGH, LLC, are principally comprised of stock or membership interests of its subsidiaries and cash and cash equivalents. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of corporate overhead expenses associated with the business and operations of SGGH, LLC, including discontinued operations. SGGH, LLC’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from affiliates, as well as dispositions of existing businesses.

Real Alloy Liquidity

Based on our current and anticipated levels of operations and the conditions in our markets and industry, we believe that our cash on hand, cash flows from operations, and availability under the Asset-Based and Factoring Facilities will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and Asset-Based Facility, including borrowing base limitations under the Asset-Based Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

As of March 31, 2015, approximately $8.8 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. We currently have no plans to repatriate these foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary, however, we currently have the ability to remit all of the cash held by non-U.S. subsidiaries without incurring a U.S. tax liability.

The following discussion provides a summary description of the significant components of our sources of liquidity and long-term debt.

Cash Flows

The following table summarizes net cash provided (used) by operating, investing and financing activities for the three months ended March 31, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net cash provided by (used in) operating activities	$24.2	$(3.7)
Net cash used in investing activities	(419.5)	(0.1)
Net cash provided by financing activities	361.1	0.5

Cash flows from operating activities

Operating activities provided $24.2 million of cash for the three months ended March 31, 2015, which was the result of net earnings of $6.8 million for the period, plus depreciation and amortization of $7.4 million, including the amortization of $3.7 million of the purchase accounting adjustment to inventories, and $41.8 million of changes in operating assets and liabilities, net of the effects of acquisition. These inflows were primarily offset by $24.3 million in earnings from discontinued operations, net of income taxes, and $7.4 million deferred income tax benefit.

Cash flows used in operating activities were $3.7 million for the three months ended March 31, 2014, primarily related to the activities of NABCO classified within discontinued operations.

Cash flows from investing activities

Cash flows used by investing activities were $419.5 million for the three months ended March 31, 2015 and included $491.0 million to acquire Real Alloy, partially offset by $74.1 million proceeds from the sale of NABCO.

Cash flows used by investing activities were $0.1 million for the three months ended March 31, 2014 were related to capital expenditures.

Cash flows from financing activities

Cash flows provided by financing activities were $361.1 million for the three months ended March 31, 2015, which included $290.1 million of net proceeds from the issuance of the Senior Secured Notes, net debt issuance costs, proceeds from the Asset-Based Facility of

$57.1 million and $51.2 million of net proceeds from the issuance of common stock.  These fundings were offset by the repayment of NABCO debt totaling $14.3 million and $24.0 million repayment on the Asset-Based Facility.

Cash flows provided by financing activities were $0.5 million for the three months ended March 31, 2014, primarily from the advances on the NABCO line of credit within discontinued operations for seasonal operating needs.

Description of Indebtedness

Senior Secured Notes

On January 8, 2015, Real Alloy (“Issuer”), as successor to SGH Escrow, completed a private placement of $305.0 million aggregate principal of Senior Secured Notes to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act at a price of 97.206% of the principal amount thereof. The Senior Secured Notes were issued pursuant to the Indenture between Real Alloy, Real Alloy Parent, and Wilmington, as trustee and notes collateral trustee. The Senior Secured Notes and related guarantees are secured by first priority security interests in the fixed assets of Issuer, Real Alloy Parent and the Subsidiary Guarantors (as defined in the Pledge and Security Agreement) and by second priority security interests in certain other collateral of Issuer, Real Alloy Parent and the Subsidiary Guarantors.

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility.  The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes.  The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of March 31, 2015, we estimate that the borrowing base would have supported borrowings of $105.5 million. After giving effect to outstanding borrowings, Real Alloy had $74.6 million available for borrowing under the Asset-Based Facility as of March 31, 2015.

Capital Leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy business were assumed.  At March 31, 2015, $1.5 million is due within the next twelve months.

Contractual Obligations

Contractual obligations as of March 31, 2015 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Senior Secured Notes	$—	$—	$305.0	$—	$305.0
Asset-Based Facility	—	—	35.4	—	35.4
Capital leases	1.5	2.5	—	—	4.0
Redeemable preferred stock	—	—	—	25.1	25.1
	$1.5	$2.5	$340.4	$25.1	$369.5

Non-GAAP Financial Measures

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. We report our financial results in accordance with GAAP; however, our management believes that certain non-GAAP performance measures, which we use in managing our businesses, may provide investors with additional meaningful comparisons between current results and results in prior periods. Adjusted EBITDA is an example of a non-GAAP financial measure that we believe provides investors and other users of our financial information with useful information.

Management uses Adjusted EBITDA as a performance metric and believes this measure provides additional information commonly used by holders of our common stock, as well as the holders of the Senior Secured Notes and parties to the Asset-Based Facility with respect to the ongoing performance of our underlying business activities, as well as our ability to meet our future debt service, capital expenditures and working capital needs. In addition, Adjusted EBITDA is a component of certain covenants under the Indenture governing the Senior Secured Notes.

Our Adjusted EBITDA calculations represent net earnings before interest, taxes, depreciation and amortization, unrealized gains and losses on derivative financial instruments, share-based compensation expense, charges and expenses related to acquisitions, and certain other gains and losses.

Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, Adjusted EBITDA is not a financial measurement calculated and presented in accordance with GAAP, and when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, net earnings, operating income or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include:

•	does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, working capital needs;
•	does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under the Senior Secured Notes or Asset-Based Facility;
•	does not reflect certain tax payments that may represent a reduction in cash available to us;
•

Although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements; and

•

Other companies, including companies in our industry, may calculate these measures differently and the degree of their usefulness as a comparative measure correspondingly decreases as the number of differences in computations increases.

In addition, in evaluating Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The tables below provide reconciliations of Adjusted EBITDA to its most directly comparable financial measure presented in accordance with GAAP. Our reconciliation of Adjusted EBITDA to net earnings and net cash provided by operating activities for the three months ended March 31, 2015 and 2014.

(Dollars in millions)	Three Months Ended March 31, 2015
Adjusted EBITDA	$7.9
Unrealized gains on derivative financial instruments	(0.1)
Depreciation and amortization	3.7
Share-based compensation expense	0.3
Impact of recording inventory at fair value through purchase accounting	3.7
Selling, general and administrative expenses of Corporate and Other	2.8
Other operating expense, net	0.3
Nonoperating expense (income):
Interest expense	8.1
Change in fair value of common stock warrant liability	(0.7)
Acquisition and financing-related costs and expenses	14.4
Other, net	0.3
Total nonoperating expense	22.1
Loss from continuing operations before income taxes	(24.9)
Income tax benefit	(7.4)
Loss from continuing operations	(17.5)
Earnings from discontinued operations, net of income taxes	24.3
Net earnings	6.8
Earnings from discontinued operations, net of income taxes	(24.3)
Depreciation and amortization	3.7
Deferred income tax benefit	(7.4)
Change in fair value of common stock warrant liability	(0.7)
Share-based compensation expense	0.3
Amortization of debt issuance costs	1.1
Amortization of the fair value adjustment of acquired inventory	3.7
Changes in operating assets and liabilities, net of the effects of acquisition	41.8
Net cash used in operating activities of discontinued operations	(0.8)
Net cash provided by operating activities	$24.2

Off-Balance Sheet Transactions

Factoring Facility

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50 million Factoring Facility. The Factoring Facility provides for purchases by a financial institution of eligible receivables, which are subject to certain limitations and eligibility requirements to be determined in the reasonable discretion of such financial institution based on the relevant account debtor creditworthiness and reliability. The arrangement is a true-sale, where receivables are sold on a nonrecourse basis in the event of payment default by the relevant customer. Advances on eligible factored receivables are 90% of their face value. The Factoring Facility has a termination date of January 15, 2019. The German subsidiary of Real Alloy had €43.7 million of availability under the Factoring Facility as of March 31, 2015.

Real Alloy has also entered into customer specific factoring arrangements in North America, as permitted under its debt agreements.

Discontinued Operations

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

The security investors and the QSPEs do not have any recourse against SGGH, LLC if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH, LLC holds these residual interests, which are carried at zero in the consolidated balance sheets, and management does not anticipate receiving any distributions from these residual interests in the foreseeable future.

We also have repurchase reserve liabilities related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require SGGH, LLC to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 14—Discontinued Operations in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the fair value of financial instruments is referred to as market risk.  In addition to our “Quantitative and Qualitative Disclosures about Market Risk” disclosures included in Part IV, Item 15 of our Annual Report, we are exposed to additional market risks following the Real Alloy Acquisition. As of March 31, 2015, our significant market risks include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

In the ordinary course of our business, we are exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners such as zinc and copper, and natural gas, as well as changes in currency and interest rates. For metal hedges, we use derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Our commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates.

We are exposed to losses in the event of nonperformance by the counterparties to the derivative contracts discussed below. Although nonperformance by counterparties is possible, we do not currently anticipate any nonperformance by any of these parties. Counterparties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counterparties’ creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counterparty.

Metal Hedging

As metal is purchased to fill fixed-price customer sales orders, London Metal Exchange (“LME”) future swaps or forward contracts are sold.  As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2015, Real Alloy had 24.1 thousand metric tons of metal buy and sell derivative contracts.

Natural Gas Hedging

To manage the price exposure for natural gas purchases, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2015, Real Alloy had no British thermal unit forward sell contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding derivative contracts as of March 31, 2015, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of March 31, 2015:

(Dollars in millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$0.1	$(1.5)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 12—Derivatives and Other Financial Instruments and Fair Value Measurements included in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report.

Currency Exchange Risks

The financial condition and results of operations of a majority of our international operating subsidiaries are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will, generally, have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will, generally, have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on earnings, while depreciation of the U.S. dollar will have a negative impact on earnings.

Interest Rate Risk

Interest rate risk results primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads.  As of March 31, 2015, we were exposed to interest rate risk primarily through borrowings under our Senior Secured Notes.

Increases and decreases in interest rates generally translate into decreases and increases in fair values of those instruments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate instruments may be more sensitive to interest rate changes than variable rate instruments.

Credit Risk

We are exposed to credit risk associated with cash equivalents and trade accounts receivables. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents as of March 31, 2015 consists principally of (i) cash balances in noninterest bearing checking accounts; and (ii) money market funds. Substantially all trade accounts receivable balances are unsecured. As of March 31, 2015, there is no concentration of credit risk with respect to trade receivables.

Equity Price Risk

The fair value of our common stock warrant liability is impacted to a minor extent by changes in interest rates, but the major fair value driver is the market value of our own common stock and the exercise price of the underlying Warrants. The market risk associated with the equity price of our common stock has not changed significantly since December 31, 2014.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and Rule 15d-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. During the quarter, there have been significant changes in the Company’s internal control over financial reporting and in other factors that could significantly affect internal control over financial reporting, as discussed below.

Changes in Internal Control over Financial Reporting

The Real Alloy Acquisition represents a considerable transformation for us, with Real Alloy now serving as our primary business. The transition services agreement with Aleris, under which Aleris will continue providing specified services for a limited time following the acquisition, has had a material impact on Real Alloy’s internal control over financial reporting. In conjunction with the acquisition, we implemented controls during the first quarter of 2015 to address risks inherent in the integration and reporting processes at Real Alloy, as well as transition services being provided by Aleris. In the first quarter of 2015, we did not identify any material weaknesses in internal control in connection with the integration or financial reporting of Real Alloy.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Signature, Real Alloy and SGGH, LLC are currently defendants in various legal actions and asserted claims in connection with the prior businesses and operations of Fremont and its subsidiaries, and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company that are pending or were resolved or concluded during the period covered by this Report, see Note 15—Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A of the Annual Report, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management has not identified any additional risks from those included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE GROUP HOLDINGS, INC.

Dated: May 12, 2015	/s/ CRAIG T. BOUCHARD
Craig T. Bouchard Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2015	/s/ KYLE ROSS
Kyle Ross Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)