Form 10-Q
period 2015-06-30
Real Industry, Inc.
filed 2015-08-17
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-08007

REAL INDUSTRY, INC.

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of August 1, 2015, there were 28,856,955 shares of the Registrant’s common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share and per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$38.5	$62.0
Trade accounts receivable, net	106.0	—
Financing receivable	52.2	—
Inventories	123.2	—
Deferred income taxes	—	5.1
Other current assets	13.1	1.0
Current assets of discontinued operations	0.1	18.0
Total current assets	333.1	86.1
Debt and equity offering costs	—	14.5
Property, plant and equipment, net	324.9	0.1
Intangible assets, net	20.8	0.1
Goodwill	84.5	—
Deferred income taxes	3.0	—
Other noncurrent assets	6.9	1.1
Noncurrent assets of discontinued operations	—	20.0
TOTAL ASSETS	$773.2	$121.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$128.0	$—
Accrued liabilities	51.3	7.1
Long-term debt due within one year	1.5	—
Deferred income taxes	0.4	—
Current liabilities of discontinued operations	0.3	8.1
Total current liabilities	181.5	15.2
Accrued pension benefits	45.7	—
Environmental liabilities	18.4	—
Long-term debt, net	339.8	—
Common stock warrant liability	11.1	5.6
Deferred income taxes	6.2	—
Other noncurrent liabilities	8.9	0.3
Noncurrent liabilities of discontinued operations	0.7	15.2
TOTAL LIABILITIES	612.3	36.3
Redeemable Preferred Stock, Series B, $1,000 liquidation preference per share; 100,000 and zero shares designated; 25,598 and zero shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	20.5	—
Stockholders' equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares designated; none issued or outstanding	—	—
Common stock, $0.001 par value; 66,500,000 shares authorized; 28,367,055 and 17,099,882 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	542.1	482.0
Accumulated deficit	(401.7)	(396.3)
Accumulated other comprehensive loss	(0.9)	—
Total stockholders’ equity — Real Industry, Inc.	139.5	85.7
Noncontrolling interest	0.9	(0.1)
TOTAL STOCKHOLDERS’ EQUITY	140.4	85.6
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$773.2	$121.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Revenues	$368.7	$—	$506.5	$0.1
Cost of sales	347.4	—	480.3	0.5
Gross profit (loss)	21.3	—	26.2	(0.4)
Selling, general and administrative expenses	15.7	2.3	23.3	4.8
Losses on derivative financial instruments	2.1	—	2.0	—
Amortization of intangibles	0.3	0.1	0.4	0.1
Other operating expense, net	0.4	—	0.9	—
Operating profit (loss)	2.8	(2.4)	(0.4)	(5.3)
Nonoperating expense (income):
Interest expense, net	9.3	—	17.4	—
Change in fair value of common stock warrant liability	6.3	(0.2)	5.6	(1.0)
Acquisition-related costs and expenses	0.4	—	14.8	—
Goodwill impairment	—	0.4	—	0.4
Other, net	0.3	—	0.5	—
Total nonoperating expense (income)	16.3	0.2	38.3	(0.6)
Loss from continuing operations before income taxes	(13.5)	(2.6)	(38.7)	(4.7)
Income tax expense (benefit)	0.2	(0.8)	(7.2)	(1.2)
Loss from continuing operations	(13.7)	(1.8)	(31.5)	(3.5)
Earnings from discontinued operations, net of income taxes	2.9	1.3	27.2	3.1
Net loss	(10.8)	(0.5)	(4.3)	(0.4)
Earnings attributable to noncontrolling interest	0.1	—	0.2	—
Net loss attributable to Real Industry, Inc.	$(10.9)	$(0.5)	$(4.5)	$(0.4)
EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.53)	$(0.14)	$(1.32)	$(0.27)
Discontinued operations	0.11	0.10	1.10	0.24
Basic and diluted loss per share	$(0.42)	$(0.04)	$(0.22)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net loss	$(10.8)	$(0.5)	$(4.3)	$(0.4)
Other comprehensive loss:
Current period currency translation adjustments	(1.2)	—	(0.9)	—
Comprehensive loss	(12.0)	(0.5)	(5.2)	(0.4)
Comprehensive income attributable to noncontrolling interest	0.1	—	0.2	—
Comprehensive loss attributable to Real Industry, Inc.	$(12.1)	$(0.5)	$(5.4)	$(0.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities:
Net loss	$(4.3)	$(0.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of income taxes	(27.2)	(3.1)
Depreciation and amortization	13.9	0.1
Deferred income tax benefit	(7.2)	—
Change in fair value of common stock warrant liability	5.6	(1.0)
Share-based compensation expense	0.6	0.8
Amortization of debt issuance costs	2.4	—
Unrealized losses on derivative financial instruments	1.3	—
Amortization of the fair value adjustment of acquired inventory	7.2	—
Goodwill impairment	—	0.4
Inventory impairment	—	0.4
Other	0.6	—
Changes in operating assets and liabilities, net of the effects of acquisition	62.6	2.0
Net cash used in operating activities of discontinued operations	(0.6)	(0.6)
Net cash provided by (used in) operating activities	54.9	(1.4)
Cash flows from investing activities:
Acquisition of business, net of cash	(522.3)	—
Proceeds from sale of NABCO, net of $3.9 million held in escrow	74.1	—
Purchases of property and equipment	(10.0)	(0.1)
Other	(0.2)	—
Net cash used in investing activities of discontinued operations	—	(0.1)
Net cash used in investing activities	(458.4)	(0.2)
Cash flows from financing activities:
Payment of NABCO outstanding debt	(14.3)	—
Proceeds from Asset-Based Facility, net of issuance costs	92.4	—
Payments on capital leases and the Asset-Based Facility	(45.3)	—
Proceeds from issuance of Senior Secured Note, net of debt issuance costs	287.1	—
Proceeds from exercise of common stock options	1.1	—
Proceeds from issuance of common stock, net of issuance costs	58.2	—
Proceeds from exercise of Warrants	0.1	—
Other	—	(0.1)
Net cash used in financing activities of discontinued operations	(0.4)	(1.4)
Net cash provided by (used in) financing activities	378.9	(1.5)
Effect of exchange rate differences on cash and cash equivalents	0.2	—
Decrease in cash and cash equivalents	(24.4)	(3.1)
Cash and cash equivalents, beginning of period	63.0	48.0
Cash and cash equivalents, end of period	$38.6	$44.9
Cash and cash equivalents, end of period - continuing operations	38.5	$44.5
Cash and cash equivalents, end of period - discontinued operations	0.1	0.4
Cash and cash equivalents, end of period	$38.6	$44.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), formerly known as Signature Group Holding, Inc., is a holding company that owns all of the outstanding interests of its two primary operating companies, Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) and SGGH, LLC (“SGGH”). Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal and California net operating tax loss carryforwards (“NOLs”) and the experience of our executive management team to acquire operating businesses at prices and on terms that are aligned with our growth plans.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), previously the primary business within SGGH. On February 27, 2015, we acquired the global recycling and specification alloys business (the “Real Alloy Business”) of Aleris Corporation (“Aleris”) (the “Real Alloy Acquisition”). A portion of the proceeds of the sale of NABCO were used to fund the Real Alloy Acquisition.

The Real Alloy Business, operating under Real Alloy Parent through its wholly owned subsidiary Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, steel and durable goods, aerospace, and building and construction industries. Real Alloy processes scrap aluminum and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving it a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-four facilities strategically located throughout North America and Europe and, as of June 30, 2015, had approximately 1,700 employees.

The closing of the Real Alloy Acquisition was the culmination of a series of equity and debt financing transactions that began in the fourth quarter of 2014 to raise the capital required to fund the Real Alloy Acquisition and pay transaction costs as summarized below (collectively, the “Financings”):

•

In October 2014, Real Industry issued 0.3 million shares of common stock at $10.00 per share to accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), providing gross proceeds of $3.0 million, which were used to fund a portion of the Real Alloy Acquisition;

•

In December 2014, Real Industry issued approximately 4.4 million shares of common stock at $6.50 per share in an underwritten public offering providing gross proceeds of $28.5 million, which were used to fund a portion of the Real Alloy Acquisition;

•

In January 2015, Real Alloy, as successor to SGH Escrow Corporation (“SGH Escrow”), issued $305.0 million in senior secured notes due January 15, 2019 (the “Senior Secured Notes”) at a price of 97.206% of the principal amount, providing gross proceeds of $296.5 million, which were used to fund a portion of the Real Alloy Acquisition;

•

In February 2015, Real Industry issued approximately 9.8 million shares of common stock to existing common stockholders in a stapled rights offering (the “Rights Offering”), providing gross proceeds of $55.0 million, of which $50.0 million was used to fund a portion of the Real Alloy Acquisition;

•

In February 2015, the U.S., Canadian and German operating subsidiaries of Real Alloy entered into new credit facilities, including a $110.0 million asset-based lending facility (the “Asset-Based Facility”) secured by assets of certain of Real Alloy’s North American subsidiaries, and a €50.0 million factoring facility (the “Factoring Facility”) for the purchase of eligible accounts receivable of Real Alloy’s German operations. The initial draws on the Asset-Based Facility and Factoring Facility provided gross proceeds of $59.5 million and €25.0 million ($28.0 million), respectively, of which $73.5 million was used to fund a portion of the Real Alloy Acquisition and approximately $14.0 million was drawn for operating purposes; and

•

In February 2015, Real Industry issued 25,000 shares, at a $1,000 liquidation preference per share, of a new series of non-participating preferred stock (the “Redeemable Preferred Stock”) to Aleris, as a portion of the purchase price for the Real Alloy Acquisition.

Additionally, in April 2015, Real Industry issued approximately 0.8 million shares of common stock to existing holders of warrants to purchase common stock as the final component of the Rights Offering launched in January 2015, which provided gross proceeds of $4.8 million. In June 2015, Real Industry commenced a controlled equity offering program, pursuant to which it issued approximately 0.2 million shares and 0.5 million shares of common stock in June and July, respectively, providing gross proceeds of $2.7 million and $5.5 million, respectively. See Note 16—Subsequent Events for additional information regarding the July equity issuance.

On April 21, 2015, our common stock began trading on the Nasdaq Stock Exchange (“NASDAQ”) under the symbol “RELY” as part of the NASDAQ Global Select Market. On May 28, 2015, our stockholders approved an amendment to our charter to change our name to Real Industry, Inc. In June 2015, Real Industry became a member of the Russell Global®, Russell 3000® and Russell Microcap® indexes.

As a result of the transformative nature of the acquisition, divestiture and financing activities described above, our operations in 2015 will be substantially different from that reported in the previous periods covered by this Quarterly Report on Form 10-Q (the “Report”).

The assets and liabilities and results of operations of NABCO are included in discontinued operations for all periods presented as a result of its sale in the first quarter of 2015. Discontinued operations also includes certain assets and liabilities related to the former businesses of SGGH, then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”).

See Note 13—Segment Information for additional information about our operating segments.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry, its wholly owned and majority owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015, as a result of the gain on sale associated with the NABCO Sale and only four months of operating performance of Real Alloy in the six months ended June 30, 2015. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2015 (the “Annual Report”).

During the second quarter, the Company identified an error in the calculation of currency translation adjustments as reported in the March 31, 2015 unaudited condensed consolidated financial statements, which resulted in the overstatement of accumulated other comprehensive income and comprehensive income attributable to Real Industry of $5.2 million as of March 31, 2015, and for the three months then ended. The error was corrected during the second quarter in order to properly report the balance of accumulated other comprehensive income and comprehensive loss attributable to Real Industry as of June 30, 2015, and for the six months then ended. Management has concluded that the error reflected in the March 31, 2015 unaudited condensed consolidated financial statements was not material.

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

Revenue recognition and shipping and handling costs

Revenues are recognized when title transfers and the risk of loss passes to the customer. This typically occurs when the goods reach their destination, depending on individual shipping terms. For customer-owned toll material, revenue is recognized upon the performance of the tolling service for the customers. For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within cost of sales in the unaudited condensed consolidated statements of operations included elsewhere in this Report.

Accounts receivable allowances and credit risk

Credit is extended to our customers based on an evaluation of their financial condition; generally, collateral is not required. We maintain an allowance against our accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The allowance is based upon our historical loss experience, current economic conditions within the industries we serve as well as our determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations.

Financing Receivable

A subsidiary of Real Alloy has an agreement to sell certain of its accounts receivable in Europe. Agreements that result in true sales of the transferred receivables, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, which occur when receivables are transferred to a purchaser, without recourse to the Company, are reported as financing receivable in the unaudited condensed consolidated balance sheets until proceeds from such sales are received from the counterparty. Cash proceeds received from such sales are included in operating cash flows. The Company has no obligation to the purchaser of such receivables after sale.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined primarily on the average cost or specific identification method and includes material, labor and overhead related to the manufacturing process. The cost of inventories acquired in business combinations is recorded at fair value.

Property, plant and equipment

Property, plant and equipment is stated at cost, net of asset impairments and depreciation. The cost of property, plant and equipment acquired in business combinations represents the fair value of the acquired assets at the time of acquisition.

The estimated fair value of asset retirement obligations incurred after the Real Alloy Acquisition are capitalized to the related long-lived asset at the time the obligations are incurred and are depreciated over the estimated remaining useful life of the related asset.

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

Goodwill

Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units, which are defined as operating segments or, in certain situations, one level below the operating segment. As the purchase price allocation for the Real Alloy Acquisition is not yet finalized, the allocation of goodwill to our reporting units has not yet been finalized.

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

Derivatives and hedging

Real Alloy is engaged in activities that expose it to various market risks, including changes in the prices of aluminum alloys, scrap aluminum, copper, zinc and natural gas, as well as changes in currency exchange rates. Certain of these financial exposures are managed as an integral part of its risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on operating results. Real Alloy may enter into forward contracts or swaps to manage the exposure to market risk. The fair value of these instruments is reflected in the unaudited condensed consolidated balance sheets and the impact of these instruments is reflected in the unaudited condensed consolidated statements of operations. Real Alloy does not hold or issue derivative financial instruments for trading purposes.

The estimated fair values of derivative financial instruments are recognized as assets or liabilities as of the balance sheet date. Fair values for metal and natural gas derivative financial instruments are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. In developing these fair values, Real Alloy includes an estimate of the risk associated with nonperformance by either its counterparty or itself.

Real Alloy does not account for its derivative financial instruments as hedges. The changes in fair value of derivative financial instruments and the associated gains and losses realized upon settlement are recorded in losses on derivative financial instruments in the unaudited condensed consolidated statements of operations. All realized gains and losses are included within net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. Real Alloy is exposed to losses in the event of nonperformance by its derivative counterparties. The counterparties’ creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure appropriate concentrations of credit outstanding to any particular counterparty. Although nonperformance by counterparties is possible, we do not currently anticipate nonperformance by any of these parties.

Currency translation

Certain of Real Alloy’s international subsidiaries use the local currency as their functional currency. Real Alloy translates all of the amounts included in the unaudited condensed consolidated statements of operations from its international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Additionally, Real Alloy maintains intercompany, long-term loans between its U.S. and foreign jurisdiction entities, which were established in the subsidiaries’ functional currency and due to their long-term nature, any currency related effects are recorded as a component of accumulated other comprehensive loss.  Adjustments resulting from the translation of the assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of the Company’s stockholders’ equity. Currency translation adjustments accumulate in the Company’s stockholders’ equity until the disposition or liquidation of the international entities. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other, net in the unaudited condensed consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than the functional currencies resulted in transactional losses of zero and $0.1 million for the three and six months ended June 30, 2015, respectively.

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

Asset retirement obligations represent the present value of estimated future obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to capping our three landfills, as well as costs related to the future removal of asbestos and removal of underground storage tanks. The estimated fair value of such legal obligations is recognized in the period in which the obligations are incurred, and capitalized as part of the carrying amount of the associated long-lived asset. These estimated fair values are based upon the present value of future cash flows expected to be required to satisfy the obligations. Determining the estimated fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized cost are depreciated over the estimated remaining useful life of the related asset.

Pension benefits

Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions including a discount rate and the expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets are based upon historical returns and future expectations for returns. See Note 3—Business Combinations for more information about the assumptions used to determine the pension benefit obligation as of the date of the Real Alloy Acquisition.

Management believes these assumptions are appropriate; however, the actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. Management does not believe differences in actual experience or reasonable changes in assumptions will materially affect the Company’s financial position or results of operations.

Recent accounting pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) (“ASU 2015-11”), which provides that an entity measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for the Company on January 1, 2017, will be applied prospectively, and early adoption is permitted as of the beginning of an interim or annual period. We do not believe that the application of ASU 2015-11 will have a material impact on the Company’s financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact the application of ASU 2014-09 will have on the Company’s financial statements and disclosures.

NOTE 3—BUSINESS COMBINATIONS

On February 27, 2015, Real Industry, through its indirect wholly owned subsidiary, Real Alloy, acquired 100% of the voting interests of the Real Alloy Business from Aleris, under a purchase agreement (the “Real Alloy Purchase Agreement”). Upon closing, we paid $496.2 million to Aleris, and an additional $5.0 million of cash and the Redeemable Preferred Stock were placed into escrow to satisfy the indemnification obligations of Aleris under the Real Alloy Purchase Agreement, in which Aleris has agreed to indemnify Real Alloy and its affiliates for certain claims and losses. During the second quarter, we paid an additional $31.3 million of the purchase price representing the initial working capital adjustment under the Real Alloy Purchase Agreement. The final working capital adjustment, estimated to be approximately $2.4 million as of June 30, 2015, is recorded within accrued liabilities in the unaudited condensed consolidated balance sheet and was reduced by $2.2 million during the second quarter.

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

We incurred acquisition and financing-related costs and expenses associated with the Real Alloy Acquisition totaling approximately $14.4 million and $0.4 million in the first and second quarters of 2015, respectively, which are classified as nonoperating expenses in the unaudited condensed consolidated statements of operations. Acquisition and financing-related costs and expenses associated with the Real Alloy Acquisition recognized in 2014 totaled $3.4 million.

The acquisition was accounted for as a business combination, with the purchase price allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation remains preliminary as management continues to evaluate the assumptions and methodology used in the valuation of acquired inventories, property, plant and equipment, intangible assets, accrued pension liabilities, environmental liabilities and asset retirement obligations, and the resultant deferred income tax adjustments.

(In millions)
Purchase consideration:
Consideration paid at closing	$501.2
Redeemable Preferred Stock issued	19.6
Initial working capital adjustment	31.3
Estimated final working capital adjustment	2.4
Total purchase consideration	$554.5

Purchase price allocation:
Assets:
Cash	$10.2
Trade accounts receivable	150.1
Inventories	173.9
Property, plant and equipment	326.4
Deferred income taxes	5.9
Other	4.0
Identifiable intangible assets	21.0
Total assets	691.5
Liabilities:
Trade payables	112.4
Accrued liabilities	26.7
Accrued pension liabilities	46.0
Environmental liabilities	18.4
Other	13.6
Deferred income taxes	4.4
Total liabilities	221.5
Estimated fair value of net assets acquired	$470.0

Total purchase consideration	$554.5
Estimated fair value of net assets acquired	470.0
Goodwill	$84.5

The estimated fair value of trade accounts receivable is based on the undiscounted receivables management expects to receive from the $150.4 million of total trade accounts receivable at the acquisition date. Due to the short-term nature of the receivables, the undiscounted receivables expected to be collected are estimated to approximate fair value.

Inventories include the estimated fair value of finished goods, work in process, raw material and supplies. The estimated fair value of finished goods was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of work in process considered costs to complete to finished goods and was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of raw materials and supplies was based on replacement cost. The $173.9 million of estimated fair value of inventories includes $10.7 million in fair value adjustments, of which $3.5 million and $7.2 million was recognized as noncash charges in cost of sales during the three and six months ended June 30, 2015, respectively. Based on additional analyses performed in the second quarter, management increased its estimate of the fair value of inventories by $6.5 million compared to the preliminary estimate as of March 31, 2015, primarily related to the estimate of fair value of supplies. The incremental cost of sales related to the measurement period adjustment was not material to the prior period.

Property, plant and equipment includes land, site improvements, buildings and building improvements, and machinery, equipment, furniture and fixtures. The estimated fair value of property, plant and equipment was based on appraisals and replacement cost analyses. The fair value of property, plant and equipment acquired was estimated as follows:

(In millions)	Estimated Fair Value
Land	$63.6
Buildings	57.0
Machinery, equipment, furniture and fixtures	193.8
Construction work in progress	12.0
Property, plant and equipment	$326.4

Identifiable intangible assets represent the estimated fair value of customer relationships and have an estimated useful life of 20 years. The valuation of the intangible assets acquired was based on management’s estimates, available information, and reasonable and supportable assumptions. The fair value of these assets was estimated using the income approach. An excess earnings approach was used to estimate the fair value of the customer relationships. Significant assumptions used include forecasted revenues, customer retention rates and profit margins, a discount rate of 13.5% based on our overall cost of equity, adjusted for perceived business risks related to these customer relationships, and an estimated economic useful life of 20 years. As a result of refinement of the methodologies and assumptions used in the valuation, management has decreased the estimated fair value of the identifiable intangible assets by $0.6 million during the second quarter. The adjustment related to an indefinite-lived asset, therefore there was no impact to amortization expense related to the measurement period adjustment.

The fair value of trade payables was estimated to approximate carrying value due to the short-term nature of the liabilities. Based on additional analyses performed in the second quarter, management reduced the estimated fair value of trade payables by $10.7 million, primarily due to the exclusion of trade payables due certain Aleris affiliates that were not assumed in the Real Alloy Acquisition, but had been erroneously reported in the preliminary purchase price allocation as of March 31, 2015.

The fair value of accrued liabilities was estimated to approximate carrying value due to the short-term nature of the liabilities.

Accrued pension liabilities include defined benefit pension plans for the German employees. The plans are based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund which establishes a life insurance contract to secure future pension payments. Based on statutory pension contributions calculations proscribed under German law, the plans are substantially underfunded. The unfunded accrued pension costs are covered under a pension insurance association under German law should Real Alloy, or its subsidiaries, be unable to fulfill their pension obligations.

The following assumptions were utilized to measure the accrued pension liabilities:

Discount rate	1.7%
Salary increase	3.0%
Pension increase	1.8%
Turnover	2.0%

Environmental liabilities represent estimated reserves for environmental remediation costs, which have been recognized based on the guidance in FASB ASC 450, Contingencies, and FASB ASC 410, Asset Retirement and Environmental Obligations. Real Alloy is subject to various environmental laws and regulations governing, among other things, the handling, disposal and remediation of hazardous substances and wastes and employee safety. Given the changing nature of environmental legal requirements, Real Alloy may be required to take environmental control measures at some of its facilities to meet future requirements.

The estimated fair value of the Redeemable Preferred Stock was determined based on a discounted cash flow using estimates of market rates and redemption probabilities. For more information on the Redeemable Preferred Stock, refer to Note 5—Debt, Other Financing Arrangements and Redeemable Preferred Stock and Note 12—Derivative and Other Financial Instruments and Fair Value Measurements.

Deferred income taxes represent the differences between the book and tax bases of the assets acquired. As a result of an election under section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the tax bases of U.S. assets acquired were adjusted to the acquisition date fair values. Deferred income taxes represent book and tax differences of non-U.S. assets acquired.

Other liabilities assumed include asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets. Assumed asset retirement obligations relate primarily to the requirement of capping three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks. The estimated fair value is based upon the present value of the future cash flows expected to be required to satisfy the obligation using discount rates ranging from 6.7% to 13.2%. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. The present value of the obligations is accreted over time.

Based on the estimated fair value of assets acquired and liabilities assumed, goodwill of $84.5 million is attributable to Real Alloy’s strong management team, assembled workforce and its defensible market share. As the purchase price allocation for the Real Alloy Acquisition has not yet been finalized, the allocation of goodwill to our reporting units has not yet been finalized. The following table reflects the activity associated with goodwill during the six months ended June 30, 2015:

(In millions)
Balance at beginning of period	$—
Preliminary purchase price allocation for the Real Alloy Acquisition reported as of March 31, 2015	102.3
Adjustments to preliminary purchase price allocation for the Real Alloy Acquisition recorded in the quarter ended June 30, 2015	(17.8)
Balance at end of period	$84.5

The operating results of Real Alloy are included in the Company’s unaudited condensed consolidated financial statements from the acquisition date. For the period from the acquisition date to June 30, 2015, Real Alloy’s total revenues and loss from continuing operations before income taxes were $506.4 million and $20.8 million, respectively. The following selected unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2015 and 2014, give effect to this business combination as though the transaction occurred on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Total revenues:
As reported	$368.7	$—	$506.5	$0.1
Pro forma	368.7	394.5	743.3	773.0
Loss from continuing operations before income taxes:
As reported	$(13.5)	$(2.6)	$(38.7)	$(4.7)
Pro forma	(12.9)	(8.2)	(27.4)	(35.3)

NOTE 4—INVENTORIES

The following table presents the components of inventories as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(In millions)	2015	2014
Finished goods	$33.6	$—
Raw materials and work in process	77.0	—
Supplies	12.6	—
Total inventories	$123.2	$—

NOTE 5—DEBT, OTHER FINANCING ARRANGEMENTS AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(In millions)	2015	2014
Senior Secured Notes:
Principal amount outstanding	$305.0	$—
Unamortized original issue discount and issuance costs	(15.8)	—
Senior Secured Notes, net	289.2	—
Asset-Based Facility:
Principal amount outstanding	51.0	—
Unamortized debt issuance costs	(2.8)	—
Asset-Based Facility, net	48.2	—
Capital leases	3.9	—
Current portion of long-term debt	(1.5)
Total long-term debt, net	$339.8	$—

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

The Indenture, among other things, limits Real Alloy and its restricted subsidiaries’ (as defined in the Indenture) ability to: incur additional indebtedness or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with the Real Alloy’s affiliates; or enter into any sale and leaseback transactions. These covenants are subject to important exceptions and qualifications. As of June 30, 2015, Real Alloy was in compliance with all such covenants.

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year, commencing on July 15, 2015, through the date of maturity.  For the three and six months ended June 30, 2015, interest expense associated with the Senior Secured Notes was $8.7 million and $16.7 million, respectively, including $1.1 million and $2.1 million of noncash expense related to the amortization of the original issue discount and debt issuance costs.

Asset-Based Facility

On February 27, 2015, a wholly owned domestic subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility is secured by a first priority lien on the borrowers and, to the extent no adverse tax impact would be incurred, Real Alloy’s foreign subsidiaries’ accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes.  The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. U.S. dollar denominated loans under the U.S. Sub-facility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at LIBOR, or (ii) the Base Rate (as defined below), in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. The “Base Rate” is equal to the greater of (a) the U.S. prime rate, (b) the U.S. Federal Funds Rate plus 50 basis points, and (c) the sum of LIBOR plus a margin based on the amount of the excess availability under the Asset-Based Facility. Canadian dollar denominated loans under the Canadian Sub-facility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at an average Canadian interbank rate, or (ii) floating at the greater of the Canadian prime rate or the average 30-day Canadian interbank rate plus 1.35%, in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. Events of default will trigger an increase of 2.0% in all interest rates. Interest is payable monthly in arrears, except for LIBOR loans and Canadian interbank rate loans, for which interest is payable at the end of each relevant interest period. On the initial funding date, the borrowers paid a 1.0% funding fee. For the three and six months ended June 30, 2015, interest expense associated with the Asset-Based Facility was $0.5 million and $0.6 million, respectively, including $0.2 million and $0.2 million related to the amortization of debt issuance costs, respectively. As of June 30, 2015, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Capital Leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy Business, primarily mobile and office equipment, were assumed. In the normal course of operations, Real Alloy enters into capital leases to finance office and other equipment for its operations. As of June 30, 2015, $1.5 million of the $3.9 million in capital lease obligations are due within the next twelve months.

Factoring Facility

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50 million Factoring Facility, which provides for purchases of eligible receivables by a financial institution, which are subject to certain limitations and eligibility requirements to be determined in the reasonable discretion of such financial institution based on the relevant account debtor creditworthiness and reliability.  The arrangement is a true-sale, where receivables are sold on a nonrecourse basis in the event of payment default by the relevant customer.  Advances on eligible factored receivables are 90% of their face value.  The Factoring Facility has a termination date of January 15, 2019.  The interest rate applicable to the advances against the factored receivables under the Factoring Facility is the three-month EURIBOR (daily rate) fixed on the last business day of a month for the following month, plus 1.65%. Factoring and administrative fees also apply. Including the initial amount of receivables factored upon entering into the Factoring Facility, the German subsidiary sold $114.7 million and $219.3 million of receivables during the three and six months ended June 30, 2015, respectively. Administrative expenses associated with the Factoring Facility were $0.2 million and $0.4 million during the three and six months ended June 30, 2015 related to this arrangement, and are classified as selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Interest expense on advances against the factored receivables was approximately $0.1 million for the six months ended June 30, 2015.

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

The shares of Redeemable Preferred Stock are generally non-voting, however the consent of the holders of a majority of the outstanding shares of Redeemable Preferred Stock are required, among other requirements, (i) until the second anniversary of issuance, to (x) declare or pay cash dividends on Real Industry common stock; or (y) purchase, redeem or acquire shares of Real Industry common stock, other than, among others, certain shares of common stock issued to employees; (ii) so long as at least $10.0 million in aggregate principal amount of Redeemable Preferred Stock is outstanding, to make acquisitions valued at more than 5% of the consolidated assets of the Company and its subsidiaries; (iii) to take actions that would adversely affect the rights of the holders of the Redeemable Preferred Stock; and (iv) to undertake certain merger activities unless the Redeemable Preferred Stock remains outstanding or is purchased at the liquidation preference.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control under the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company may redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock held by Aleris and its subsidiaries has a liquidation preference of $25.6 million, as of June 30, 2015, and is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement).

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date. The difference between the redemption value and the estimated fair value as of the issuance date is being accreted to the redemption value over the period preceding the holder’s right to redeem the instrument, or sixty-six months, using the effective interest method. The following table presents the activity related to the Redeemable Preferred Stock during the six months ended June 30, 2015:

(In millions)
Balance at beginning of period	$—
Issuance of Redeemable Preferred Stock	19.6
Dividends and accretion	0.9
Balance at end of period	$20.5

NOTE 6—COMMON STOCK WARRANT LIABILITY

On June 11, 2010, warrants to purchase an aggregate of 1.5 million shares of Real Industry’s common stock were issued (the “Warrants”). The aggregate purchase price for the Warrants was $0.3 million, due in equal installments as the Warrants vested, 20% upon issuance and, thereafter, 20% annually on the anniversary of the issuance date and, as of June 30, 2015, the Warrants are 100% vested. The Warrants expire in June 2020 and had an original exercise price of $10.30 per share. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share as of June 30, 2015.

In May 2015, 15,000 Warrants were exercised, including 7,500 on a cashless basis, resulting in the issuance of 9,360 shares of common stock and gross proceeds of $0.1 million. As of June 30, 2015, 1,485,000 Warrants remain outstanding.

The Company utilizes a Monte Carlo simulation to estimate the fair value of the common stock warrant liability as of June 30, 2015 and December 31, 2014. See Note 12—Derivative and Other Financial Instruments and Fair Value Measurements for a discussion about the estimated fair values determined using the Monte Carlo simulation option pricing model.  A decrease in the common stock warrant liability results in other income, while an increase in the common stock warrant liability results in other expense. The following table presents changes in the fair value of the common stock warrant liability during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$4.9	$8.5	$5.6	$9.3
Warrants exercised	(0.1)	—	(0.1)	—
Change in fair value of common stock warrant liability	6.3	(0.2)	5.6	(1.0)
Balance at end of period	$11.1	$8.3	$11.1	$8.3

NOTE 7—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes the activity within stockholders’ equity and noncontrolling interest for the six months ended June 30, 2015:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance at beginning of the period	$85.7	$(0.1)	$85.6
Net earnings (loss)	(4.5)	0.2	(4.3)
Dividends and accretion on Redeemable Preferred Stock	(0.9)	—	(0.9)
Exercise of common stock options	1.1	—	1.1
Issuance of common stock	58.2	—	58.2
Share-based compensation expense	0.6	—	0.6
Exercise of common stock warrants	0.2	—	0.2
Noncontrolling interest acquired in business combination	—	0.8	0.8
Change in accumulated other comprehensive loss	(0.9)	—	(0.9)
Balance at the end of the period	$139.5	$0.9	$140.4

The following table reflects changes in the number of outstanding shares of common stock:

Shares of Common Stock Outstanding
Balance at beginning of the period	17,099,882
Common stock issued	10,814,773
Restricted common stock awards granted, net of forfeitures	240,990
Common stock options exercised	202,050
Common stock issued from the exercise of Warrants	9,360
Balance at end of the period	28,367,055

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss for the six months ended June 30, 2015:

(In millions)	Currency Translation
Balance at beginning of period	$—
Current period currency translation adjustments	(0.9)
Balance at end of period	$(0.9)

NOTE 9—INCOME TAXES

At the end of each reporting period, Real Industry makes an estimate of its annual effective income tax rate. The estimate used for the six months ended June 30, 2015 may change in subsequent periods. The effective tax rate for the three and six months ended June 30, 2015 and 2014 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and changes in valuation allowances.

As of December 31, 2014, the Company had estimated federal and California NOLs of $933.6 million and $994.7 million, respectively. The federal NOLs have a 20-year life and begin to expire after the 2027 tax year, while the California NOLs have either a 10-year or 20-year life and begin to expire after the 2017 tax year. In order to preserve these tax attributes, restrictions are included in Real Industry’s Amended and Restated Bylaws on transfers of its common stock (the “Tax Benefit Preservation Provision”). Unless approved by the board of directors (the “Board”), any attempted transfer of Real Industry common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons owning 4.9% of the then-outstanding shares of Real Industry common stock, whether directly or indirectly (a “4.9-percent holder”); or (ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased, unless such decrease is the result of a transfer to a public group through the facilities of a national exchange. Persons wishing to become a 4.9-percent holder (or existing five-percent holders wishing to increase or decrease their percentage ownership, unless the decrease relates to a transfer to a public group) must request a waiver of the restriction from Real Industry, and the Board may grant a waiver in its sole discretion. The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of the NOLs available in a particular year.

Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with net operating loss carryforwards in the United States and certain other foreign jurisdictions. Real Industry intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2010 through 2014 tax years remain open to examination.

NOTE 10—EMPLOYEE BENEFIT PLANS

The following table presents the components of the net periodic benefit expense under the German defined benefit pension plans for the three and six months ended June 30, 2015:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2015	2015
Service cost	$0.3	$0.4
Interest cost	0.2	0.3
Net periodic benefit expense	$0.5	$0.7

NOTE 11—EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share using the two-class method, as unvested restricted common stock contains nonforfeitable rights to dividends and meets the criteria of a participating security. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the Company presents basic and diluted earnings per share for its one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The Company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share.

Basic earnings per share is computed by dividing net earnings attributable to Real Industry, Inc. by the weighted average number of common shares outstanding for the reporting period. In connection with the Rights Offering, the Company distributed subscription rights to all of its existing stockholders as of January 28, 2015, and the subscription rights price represented a discount to the market value of the Company’s common stock upon the closing of the Rights Offering on February 27, 2015, with respect to the common stockholders. The discount in the Rights Offering with respect to common stockholders represents an implied stock dividend, which requires retroactive adjustment of the weighted average shares outstanding reported in reporting periods prior to February 27, 2015. Adjustments to the weighted average shares outstanding in all reporting periods prior to and including December 31, 2014 disclosed in this Report reflect an 8.3% increase from previously reported weighted average shares outstanding, based on the fair value per share immediately preceding the closing of the Rights Offering, with respect to common stockholders, and the fair value of the common stock as of February 27, 2015. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock awards, common stock options, unvested performance shares and the Warrants, determined using the treasury stock method.

Unvested restricted common stock, common stock options, unvested performance shares and the Warrants are anti-dilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the Company reports net earnings from continuing operations. For the three and six months ended June 30, 2015 and 2014, the impact of all outstanding unvested restricted common stock, common stock options, unvested performance shares and the Warrants are excluded from diluted loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share and per share amounts)	2015	2014	2015	2014
Loss from continuing operations	$(13.7)	$(1.8)	$(31.5)	$(3.5)
Earnings from discontinued operations, net of income taxes	2.9	1.3	27.2	3.1
Net loss	(10.8)	(0.5)	(4.3)	(0.4)
Earnings attributable to noncontrolling interest	0.1	—	0.2	—
Net loss attributable to Real Industry, Inc.	(10.9)	(0.5)	(4.5)	(0.4)
Dividends and accretion on Redeemable Preferred Stock	(0.7)	—	(0.9)	—
Net loss available to common stockholders	$(11.6)	$(0.5)	$(5.4)	$(0.4)
Basic and diluted:
Weighted average basic and diluted shares outstanding	27,631,795	13,145,835	24,689,253	13,144,998
Earnings (loss) per share:
Continuing operations	$(0.53)	$(0.14)	$(1.32)	$(0.27)
Discontinued operations	0.11	0.10	1.10	0.24
Basic and diluted loss per share	$(0.42)	$(0.04)	$(0.22)	$(0.03)

The following table provides details on the average market price of Real Industry common stock and the weighted-average number of outstanding unvested restricted common stock, common stock options, unvested performance shares and the Warrants that would have been included in the diluted shares outstanding computation for the three and six months ended June 30, 2015 and 2014, had they not been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average market price of Real Industry common stock	$9.63	$10.64	$8.44	$10.54
Potentially dilutive common stock equivalents:
Unvested restricted common stock	271,401	113,204	204,142	103,379
Common stock options	851,364	1,217,700	872,946	1,217,700
Unvested performance shares	85,714	—	43,094	—
Warrants	1,492,253	1,500,000	1,496,105	1,500,000
Total potentially dilutive common stock equivalents	2,700,732	2,830,904	2,616,287	2,821,079

NOTE 12—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivatives

Hedging

Real Alloy may use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with its metal, natural gas and certain currency exposures. For classification purposes, Real Alloy records the net fair value of each type of derivative position expected to settle in less than one year (by counterparty) as a net current asset or liability and each type of long-term position as a net long-term asset or liability. As of June 30, 2015, no cash collateral was posted or held. The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of assets and liabilities presented therein. As of June 30, 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	Fair Value of Derivatives
	as of June 30, 2015
(In millions)	Asset	Liability
Metal	$1.3	$(2.6)
Effect of counterparty netting arrangements	(1.3)	1.3
Net derivatives as classified in the unaudited condensed consolidated balance sheet	$—	$(1.3)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of June 30, 2015, as recorded in the unaudited condensed consolidated balance sheets:

		June 30,
(In millions)	Balance Sheet Location	2015
Derivative liabilities - Metal	Accrued liabilities	$1.3

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 51%, an expected term of 4.9 years as of June 30, 2015 and 5.8 years at December 31, 2014, a 25% equity raise probability assumption and a 15% equity raise price discount assumption. Significant decreases in expected term or the equity raise probability and related assumptions would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in expected term or the equity raise probability and related assumptions would result in an increase in the estimated fair value of the common stock warrant liability.

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

We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

		Estimated Fair Value
(In millions)	Fair Value Hierarchy	June 30, 2015	December 31, 2014
Derivative assets	Level 2	$1.3	$—
Derivative liabilities	Level 2	(2.6)	—
Net derivative liabilities		$(1.3)	$—
Common stock warrant liability	Level 3	$(11.1)	$(5.6)

The following table presents the reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

(In millions)	Beginning Balance	Income (Expense) Realized in Earnings	Settlements	Ending Balance
Three Months Ended June 30, 2015
Common stock warrant liability	$4.9	$(6.3)	$(0.1)	$11.1
Six Months Ended June 30, 2015
Common stock warrant liability	$5.6	$(5.6)	$(0.1)	$11.1
Three Months Ended June 30, 2014
Common stock warrant liability	$8.5	$0.2	$—	$8.3
Six Months Ended June 30, 2014
Common stock warrant liability	$9.3	$1.0	$—	$8.3

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents realized losses on derivative financial instruments during the three and six months ended June 30, 2015:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2015	2015
Metal	$0.8	$0.7

Metal hedging

As metal is purchased to fill fixed-price customer sales orders at Real Alloy, London Metal Exchange (“LME”) future swaps or forward contracts are sold.  As sales orders are priced, LME future or forward contracts may be purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2015, Real Alloy had 32.4 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2015, Real Alloy had no British thermal unit swap contracts.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of June 30, 2015, no currency derivative contracts were outstanding.

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

Other Financial Instruments

The following tables present the carrying values and fair value estimates of other financial instruments as of June 30, 2015 and December 31, 2014:

		June 30, 2015
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$38.5	$38.5
Restricted cash held in escrow (other current assets)	Level 1	3.9	3.9
Loans receivable, net (other noncurrent assets)	Level 3	1.2	1.2
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$289.2	$313.4
Asset-Based Facility	Level 2	48.2	48.2
Capital leases	Level 3	3.9	3.9
Redeemable Preferred Stock	Level 3	$20.5	$19.6

		December 31, 2014
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Continuing operations:
Cash and cash equivalents	Level 1	$62.0	$62.0
Loans receivable, net (other noncurrent assets)	Level 3	1.2	1.2
Discontinued operations:
Cash and cash equivalents	Level 1	1.0	1.0
Liabilities
Discontinued operations:
Line of credit	Level 3	$1.0	$1.0
Long-term debt	Level 3	13.6	13.6

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of June 30, 2015 and December 31, 2014:

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

Long-term debt – Senior Secured Notes

The estimated fair value of the Senior Secured Notes as of June 30, 2015 is based on observable market prices.

Long-term debt – Asset-Based Facility

The estimated fair value of the Asset-Based Facility as of June 30, 2015 is based on market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument calculated using a discounted cash flow analysis and a 13.10% credit spread adjustment to a zero coupon yield curve, which is being accreted to redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months from issuance, using the effective interest method. An increase in the discount rate would result in a decrease in the estimated fair value of the redeemable preferred stock, while a decrease in the discount rate would result in an increase in the estimated fair value of the redeemable preferred stock. There have been no significant changes in the fair value of the Redeemable Preferred Stock subsequent to issuance.

NOTE 13—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of June 30, 2015, the Company had two reportable operating segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Measurement of segment income or loss and segment assets and liabilities

The accounting policies of the reportable segments are the same as those described in Note 2—Financial Statement Presentation and Significant Accounting Policies. Our measure of profitability for our reportable segments is earnings before interest, taxes, depreciation and amortization and excludes certain other items (“Adjusted EBITDA”). Certain of the Company’s assets and liabilities have not been allocated to our reportable segments, including corporate cash, the common stock warrant liability, deferred income taxes, intangible assets, including goodwill, and long-term debt, none of which our CODM uses to evaluate the performance of our reportable segments. Additionally, certain of the Company’s corporate administrative expenses are not allocated to the reportable segments.

Reportable segment information

The following tables show segment revenues and Adjusted EBITDA for the three and six months ended June 30, 2015 and a reconciliation from Adjusted EBITDA to operating profit. For the three and six months ended June 30, 2014, there were no reportable segments.

	Three Months Ended June 30, 2015
(In millions)	RANA	RAEU	Total
Revenues	$231.0	$137.6	$368.6
Adjusted EBITDA	$15.9	$7.0	$22.9

	Six Months Ended June 30, 2015
(In millions)	RANA	RAEU	Total
Revenues	$316.5	$189.9	$506.4
Adjusted EBITDA	$20.9	$9.5	$30.4

(In millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Adjusted EBITDA	$22.9	$30.4
Unrealized losses on derivative financial instruments	1.4	1.3
Depreciation and amortization	10.2	13.9
Impact of recording inventory at fair value through purchase accounting	3.5	7.2
Operating loss of Corporate and Other	4.1	7.3
Other	0.9	1.1
Operating profit (loss)	$2.8	$(0.4)

The following tables present summarized balance sheet information for each of our reportable segments and a reconciliation to consolidated assets and liabilities as of June 30, 2015:

(In millions)	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$9.1	$8.8
Trade accounts receivable, net	87.5	18.5
Financing receivable	—	52.2
Inventories	79.1	44.1
Other current assets	4.5	2.4
Total current assets	180.2	126.0
Property, plant and equipment, net	218.2	106.6
Other noncurrent assets	4.2	1.7
Total segment assets	$402.6	$234.3
Segment Liabilities
Current liabilities:
Trade payables	$73.2	$54.5
Accrued liabilities	34.4	15.3
Total current liabilities	107.6	69.8
Accrued pension benefits	—	45.7
Environmental liabilities	18.4	—
Other noncurrent liabilities	—	1.8
Total segment liabilities	$126.0	$117.3

(In millions)
Assets:
RANA	$402.6
RAEU	234.3
Unallocated	136.3
Total consolidated assets	$773.2
Liabilities:
RANA	$126.0
RAEU	117.3
Unallocated	369.0
Total consolidated liabilities	$612.3

NOTE 14—DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of June 30, 2015 and December 31, 2014, of the components of the Company designated as discontinued operations as of June 30, 2015:

	June 30,	December 31,
(In millions)	2015	2014
Current assets:
Cash and cash equivalents	$0.1	$1.0
Trade accounts receivable, net	—	4.5
Inventories	—	11.4
Other current assets	—	1.1
Total current assets of discontinued operations	$0.1	$18.0
Noncurrent assets:
Property, plant and equipment	$—	$0.3
Intangible assets, net	—	1.6
Goodwill	—	17.8
Other noncurrent assets	—	0.3
Total noncurrent assets of discontinued operations	$—	$20.0
Current liabilities:
Trade payables	$0.1	$2.9
Accrued liabilities	0.2	0.3
Line of credit	—	1.0
Long-term debt due within one year	—	3.9
Total current liabilities of discontinued operations	$0.3	$8.1
Noncurrent liabilities:
Long-term debt	$—	$9.7
Repurchase reserve	0.7	5.5
Total noncurrent liabilities of discontinued operations	$0.7	$15.2

On January 9, 2015, we sold all of our interests in NABCO (previously reported as the Industrial Supply segment) for $78.0 million, subject to a working capital adjustment. As a result of the sale, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

Repurchase reserve

Through the first quarter of 2015, SGGH maintained a repurchase reserve that represented estimated losses from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimated the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate was based on then-currently available information and was subject to known and unknown uncertainties using multiple assumptions requiring significant judgment.

In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the New York state six-year statute of limitations on loan repurchase demands begins to run as of the closing date on which the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Based on the final decision in the ACE Securities Case, management has reassessed its exposure to losses from repurchase demands and believes a repurchase reserve of $0.7 million is adequate as of June 30, 2015.

There were no repurchase claims received or settled during the six months ended June 30, 2015 or the year ended December 31, 2014. The repurchase reserve liability was $0.7 million and $5.5 million as of June 30, 2015 and December 31, 2014, respectively. As a result of the decision in the ACE Securities Case, we reassessed the our estimates for losses associated with repurchase claims and, consequently, reduced the allowance for repurchase reserves by $4.3 million. During the three months ended June 30, 2015 and 2014, the repurchase reserve was reduced by $4.6 million and $0.2 million, respectively, and $4.8 million and $0.5 million in the six months ended June 30, 2015 and 2014, respectively. As a result of the change in estimate as a result of the ACE Securities Case, the nonrecurring increase in earnings increased earnings per share from discontinued operations by $0.15 and $0.17 per share for the three and six months ended June 30, 2015, respectively.

The following table presents the operating results, for the three and six months ended June 30, 2015 and 2014, for the components of the Company designated as discontinued operations as of June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Revenues	$—	$10.2	$0.7	$18.4
Cost of sales	—	6.6	0.4	11.8
Gross profit	—	3.6	0.3	6.6
Selling, general and administrative expenses	0.3	1.4	0.6	3.3
Amortization of intangibles	—	0.2	—	0.5
Other operating expense (income), net	(0.3)	—	0.1	—
Operating profit (loss)	—	2.0	(0.4)	2.8
Nonoperating income	4.5	0.2	44.6	1.7
Earnings before income taxes	4.5	2.2	44.2	4.5
Income tax expense	1.6	0.9	17.0	1.4
Earnings from discontinued operations, net of income taxes	$2.9	$1.3	$27.2	$3.1

The nonoperating income for the six months ended June 30, 2015 is primarily related to the $39.7 million gain on sale of NABCO and the $4.3 million reduction of the repurchase reserve as a result of the ACE Securities Case.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Environmental Matters

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

Real Alloy’s reserves for environmental remediation liabilities totaled $21.4 million as of June 30, 2015. Of the total remediation liability, $3.0 million is classified in accrued liabilities in the unaudited condensed consolidated balance sheets, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements related primarily to the normal operation of its landfills and the retirement of the related assets. Real Alloy’s total asset retirement obligations were $7.4 million as of June 30, 2015, of which $0.4 million are classified as accrued liabilities and $7.0 million as other noncurrent liabilities. The amount represents the most probable costs of remedial actions.

Legal Proceedings

Real Industry, Real Alloy and SGGH have been named as a defendant in or as a party to a number of legal actions or proceedings that arose in the ordinary course of business. In some of these actions and proceedings, claims for monetary damages are asserted. In view of the inherent difficulty of predicting the outcome of such legal actions and proceedings, management generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss related to each pending matter may be, if any.

In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated loss may change from time to time, and actual results may vary significantly from the current estimate. Therefore, an estimate of loss represents what management believes to be an estimate of loss only for certain matters meeting these criteria. It does not represent SGGH’s maximum loss exposure.

Based on management’s current understanding of these pending legal actions and proceedings, it does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of SGGH. However, in light of the inherent uncertainties involved in these matters, some of which are beyond SGGH’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to SGGH’s results of operations or cash flows for any particular reporting period.

The legal proceedings summarized below include material matters that were resolved or concluded since December 31, 2014, as well as ongoing matters that may have an adverse effect on our business and future financial results.

SGGH Matters

Colburn Matter. Gwyneth Colburn, the former Executive Vice President for Fremont’s Commercial Real Estate group, filed both a lawsuit and a bankruptcy proof of claim seeking $3.2 million and $2.6 million, respectively, under a contract known as a management continuity agreement (“MCA”). The bankruptcy proof of claim has been disallowed and SGGH prevailed in the lawsuit on summary judgment. Ms. Colburn’s appeals from both rulings are pending.

Walker Matter. Kyle Walker, the former Chief Executive Officer and President of FIL, filed both a lawsuit and a bankruptcy proof of claim seeking $4.6 million and $2.5 million, respectively, under an MCA. The bankruptcy proof of claim has been disallowed and SGGH prevailed in the lawsuit on summary judgment. Mr. Walker has exhausted all rights of appeal from the judgment in favor of SGGH in his lawsuit; his appeal from the disallowance of his bankruptcy proof of claim remains pending.

RMBS Defense, Indemnity and Contribution Matters. In connection with residential mortgage-backed securities offerings (“RMBS Offerings”) involving loans originated by FIL, either or both of FIL and its subsidiary entered into loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained or incorporated various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS Actions”), where SGGH or its former businesses is not a named defendant. SGGH has received demands for defense, indemnity and contribution from defendants in various RMBS Actions. SGGH has rejected each of these demands on several grounds. There is no assurance that SGGH or its former businesses will not be named as defendants in additional RMBS Actions, be sued to enforce claimed rights to defense, indemnity and contribution, or receive additional demands for defense, indemnity and contribution. It is SGGH’s intention to vigorously defend any such claims, but SGGH cannot presently predict whether such claims will be pursued or what the outcome would be.

Subpoenas for Information and Documents. In addition to the above-described RMBS Actions, SGGH has received and responded to a number of subpoenas for information from federal agencies and other third parties in civil litigation matters in which SGGH is not a defendant, but which concern home mortgage transactions involving the Fremont’s origination and sale of whole loans, and certain RMBS Offerings.

Remaining Bankruptcy Claims. As of June 30, 2015, there remained two open claims filed with the United States Bankruptcy Court for the Central District of California, comprised of the disputed Colburn and Walker claims totaling $5.1 million.

NOTE 16—SUBSEQUENT EVENT

On July 9, 2015, the Company issued 489,900 shares of common stock under a controlled equity offering, providing gross proceeds of $5.5 million.

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

Certain statements in this Report, including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15A of our Annual Report, and “Risk Factors” included in Part I, Item 1A of our Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Report and in our Annual Report. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

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

Overview

Real Industry is a Delaware holding company that owns all of the outstanding interests of its primary operating companies, Real Alloy Parent and SGGH. In 2014, the Company’s principal activities were in the former Industrial Supply operating segment. Following the NABCO Sale and the Real Alloy Acquisition, both of which occurred in the first quarter of 2015, our principal activities are now related to our aluminum recycling and specification alloys business. The Real Alloy Acquisition was a transformative event for the Company, both in terms of size and substance. We are devoting significant time and attention to integrating and incorporating the Real Alloy Business into the Company, even as a largely stand-alone operating entity. For more information on the details of the Real Alloy Acquisition and the Financings for such transaction, please see Note 1—Business and Operations and Note 3—Business Combinations in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy delivers recycled metal in liquid or solid form according to its customers’ specifications. Its facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving Real Alloy a great degree of flexibility in reclaiming high-quality recycled aluminum for its customers.

Going forward, Real Industry’s focus is on the growth of the Real Alloy Business, as well as acquisitions of additional operating companies. We seek to acquire controlling interests in businesses with talented and experienced management teams, strong margins, and defensible market positions. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

A key element to our business strategy is utilizing our federal and state NOLs, primarily generated by SGGH’s former businesses, then known as Fremont and its primary operating subsidiary, FIL. As of December 31, 2014, our federal and California NOLs were approximately $933.6 million and $994.7 million, respectively. The NOLs are further discussed in Note 9—Income Taxes in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Our Segments

The Company’s consolidated financial statements included in this Report and MD&A present the Company’s financial condition and results of operations by operating segment and discontinued operations. We have two reportable segments based on the organizational structure that our CODM currently uses to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. One additional line of business, a specialty cosmetics company, does not meet the criteria of a reportable segment and is included in Corporate and Other. The Company’s reportable segments are Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”), as further described below.

For the first quarter of 2015, the Company reported the results of these reportable segments for the thirty-three days from February 27, 2015 through March 31, 2015, which only represents a fraction of a typical quarter of performance. Likewise, we are only reporting the results of these reportable segments for the period from February 27, 2015 to June 30, 2015, or approximately four months, under the captions “for the six months ended June 30, 2015.”

In addition to analyzing our consolidated operating performance based on revenues, our CODM measures the performance of our reportable segments utilizing Adjusted EBITDA, discussed further below in “– Critical Measures of Our Financial Performance.” Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Adjusted EBITDA in managing and assessing the performance of our business segments and overall business, and believes that Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “– Non-GAAP Financial Measures.”

Real Alloy North America

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in eighteen facilities located in the United States, Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. In the second quarter of 2015, we estimate that approximately 58% of RANA’s invoiced sales volume was used in automotive applications. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts customer-owned aluminum scrap and dross and returns the recycled metal in ingot or molten form to these same customers for a fee. The remainder of RANA’s volume is supplied under “buy/sell” arrangements with our customers whereby scrap aluminum is purchased from third parties and we convert that material to our customers’ specifications and deliver it in ingot or molten form. The “buy/sell” portion of RANA’s business has a much more significant impact on reported revenue and cost of sales compared to tolling arrangements, as the metal cost of the third party purchases of scrap are included in the figures. For the three and six month ended June 30, 2015, RANA reported $231.0 million and $316.5 million of revenues, respectively, which represented 62.6% and 62.5% of the Company’s consolidated revenue.

Real Alloy Europe

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal in ingot or molten form to our customers from six facilities located in Germany, Norway and Wales. Our RAEU segment supplies the European automobile industry, which we estimate represented approximately 72% of this segment’s invoiced sales volume in the second quarter of 2015, and other aluminum producers and manufacturers serving other European aluminum industries. Also similar to RANA, RAEU services its customer via tolling and “buy/sell” arrangements. For the three and six month ended June 30, 2015, RAEU reported $137.6 million and $189.9 million in revenues, respectively, which represented 37.3% and 37.5% of the Company’s consolidated revenue.

Corporate and Other

Operating costs in Corporate and Other relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status. We do not allocate such costs to specific segments and are therefore excluded from segment results of operations, as management excludes such costs when assessing segment performance. Corporate and Other also includes the results of operating entities that do not meet the threshold of a reportable segment.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of our subsidiary SGGH that have been sold, or have been discontinued, including NABCO and certain of Fremont’s former operations where SGGH is still engaged in various legal proceedings. During the first quarter of 2015, NABCO was sold for a pretax gain of $39.7 million and its results of operations have been reclassified to discontinued operations for all periods presented. See “Legal Proceedings” in Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for more information about the material legal proceedings in which SGGH is involved, which are all related to Fremont’s former operations. The costs and expenses associated with such matters are reported in discontinued operations.

Critical Measures of Our Financial Performance

The financial performance of our operating segments is the result of several factors, the most critical of which are as follows:

•	Volumes invoiced;
•	Tolling and Buy/Sell percentages;
•	Revenues; and
•	Adjusted EBITDA

The financial performance of Real Alloy is determined, in part, by the volume of metal processed and invoiced. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated margins. A significant component of our revenue is derived from scrap aluminum prices, which is a commodity that changes based on both macro and microeconomic supply and demand conditions, and we generally pass through this price volatility to our customers. Revenues and margin percentages are also subject to fluctuations based upon the percentage of customer-owned metal tolled or processed. Increased processing under such tolling agreements results in lower revenues and generally also results in higher gross profit and net earnings margins compared to our buy/sell arrangements. Tolling agreements reduce our exposure to the risk of changing metal prices and reduce our working capital requirements. Although tolling agreements are beneficial to us in these ways, the percentage of our capacity we process under these agreements is limited by the amount of metal our customers own and their willingness to enter into such arrangements.

In addition to focusing on tolling relationships and carefully managing the size of our commercial inventory position related to our “buy/sell” business, Real Alloy also utilizes various derivative financial instruments designed to reduce the impact of changing aluminum prices on these net physical purchases and sales, particularly in our European operations. A portion of our “buy/sell” business is done based on published indices, which often do not correlate with the LME and, therefore, are not hedged. Real Alloy’s risk management practices reduce but do not eliminate exposure to changing aluminum prices. While these practices limit exposure to unfavorable aluminum price changes, they also limit Real Alloy’s ability to benefit from favorable price changes. Further, counterparties may require the posting of cash collateral if the fair value of derivative liabilities exceeds the amount of credit granted by each counterparty, thereby reducing liquidity. As of June 30, 2015, no cash collateral was posted with counterparties.

Margins are impacted by the fees we charge our customers to process their metal, by “scrap spreads,” which represent the difference between the purchase price of the scrap aluminum we buy and our selling prices, and by conversion costs. Scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and can cause unpredictable movements in metal spreads of scrap versus primary aluminum. Our operations are more significantly impacted by “scrap spreads,” which we strive to maximize by utilizing all grades of scrap and optimizing our metal blends and plant loadings. Additionally, our operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt scrap or primary aluminum, which we refer to as conversion costs.

Our measure of profitability for our operating segments is Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization and excludes items of a nonoperational nature that may include unrealized and certain realized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses. See “Non-GAAP Financial Measures” below for a further discussion of our use of non-GAAP financial measures.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, and operating revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. Prior to the Real Alloy Acquisition, these policies governed the repurchase reserve; deferred tax asset valuation; and goodwill and intangible assets, each of which is described in Part II, Item 7 of the Annual Report. As a result of the Real Alloy Acquisition and the NABCO Sale, we identified additional critical accounting policies or estimates including: business combinations; discontinued operations; revenue recognition and shipping and handling costs; inventories; derivative financial instruments; currency translation; environmental and asset retirement obligations; and pension benefits, each of which is described in Part I, Item 2 of the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2015, filed with the SEC on May 12, 2015.

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

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Revenues	$368.7	$—	$506.5	$0.1
Cost of sales	347.4	—	480.3	0.5
Gross profit (loss)	21.3	—	26.2	(0.4)
Operating costs	18.5	2.4	26.6	4.9
Operating profit (loss)	2.8	(2.4)	(0.4)	(5.3)
Nonoperating expense (income)	16.3	0.2	38.3	(0.6)
Loss from continuing operations before income taxes	(13.5)	(2.6)	(38.7)	(4.7)
Income tax expense (benefit)	0.2	(0.8)	(7.2)	(1.2)
Loss from continuing operations	(13.7)	(1.8)	(31.5)	(3.5)
Earnings from discontinued operations, net of income taxes	2.9	1.3	27.2	3.1
Net loss	(10.8)	(0.5)	(4.3)	(0.4)
Earnings attributable to noncontrolling interest	0.1	—	0.2	—
Net loss attributable to Real Industry, Inc.	$(10.9)	$(0.5)	$(4.5)	$(0.4)
EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.53)	$(0.14)	$(1.32)	$(0.27)
Discontinued operations	0.11	0.10	1.10	0.24
Basic and diluted loss per share	$(0.42)	$(0.04)	$(0.22)	$(0.03)

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2015

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our operating results are limited in value and we have elected not to make any comparisons that management deems could be misleading.

As discussed in more detail below in “Segments’ Results of Operations,” net loss for the three months ended June 30, 2015 was $10.9 million and basic and diluted loss per share was $0.42 per share. Net loss for the six months ended June 30, 2015 was $4.5 million and basic and diluted loss per share was $0.22 per share. Our consolidated results for the six months ended June 30, 2015 only include the results of operation of Real Alloy from the acquisition date through June 30, 2015, or approximately four months.  In both the three and six month ended June 30, 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•	We incurred $0.4 million and $14.8 million of transaction and financing-related costs and expenses associated with the Real Alloy Acquisition during the three and six month periods, respectively;
•

We reported $3.5 million and $7.2 million in noncash costs related to the amortization of the fair value adjustment of inventories under purchase accounting during the three and six month periods, respectively;

•

There was approximately $4.9 million of interest expense (including amortization of issuance discount and debt issuance costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition on February 27, 2015 where we had no offsetting operations from Real Alloy;

•

We reported $6.3 million and $5.6 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability during the three and six month periods, respectively, driven primarily by the increase in the price of our common stock; and

•

We recorded a $39.7 million pretax gain on sale of NABCO during the six month period, as well as $4.6 million and $4.8 million of recovery on allowance for repurchase reserve during the three and six month periods, respectively, reported in discontinued operations.

Segments’ Results of Operations for the Three and Six Months Ended June 30, 2015

The following tables present our segment results of operations for the three and six months ended June 30, 2015, and a reconciliation of Adjusted EBITDA to operating profit. As previously discussed, as a result of the transformative transactions completed in the first quarter of 2015 our segments did not exist in the comparable period for the prior year, so we are not reporting comparable results of operations. The results of operations of Real Alloy are included from the acquisition date, February 27, 2015, through June 30, 2015. See “Non-GAAP Financial Measures” below for more information about Adjusted EBITDA.

	Three Months Ended June 30, 2015
(Dollars in millions, tons in thousands)	RANA	RAEU	Total
Buy/Sell metric tons invoiced	93.2	49.5	142.7
Toll metric tons invoiced	111.5	49.8	161.3
Total metric tons invoiced	204.7	99.3	304.0
Revenues	$231.0	$137.6	$368.6
Adjusted EBITDA	15.9	7.0	22.9

	Six Months Ended June 30, 2015
(Dollars in millions, tons in thousands)	RANA	RAEU	Total
Buy/Sell metric tons invoiced	124.6	66.8	191.4
Toll metric tons invoiced	153.6	70.8	224.4
Total metric tons invoiced	278.2	137.6	415.8
Revenues	$316.5	$189.9	$506.4
Adjusted EBITDA	20.9	9.5	30.4

(In millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Adjusted EBITDA	$22.9	$30.4
Unrealized losses on derivative financial instruments	1.4	1.3
Depreciation and amortization	10.2	13.9
Impact of recording inventory at fair value through purchase accounting	3.5	7.2
Operating loss of Corporate and Other	4.1	7.3
Other	0.9	1.1
Operating profit (loss)	$2.8	$(0.4)

RANA Segment

For the three months ended June 30, 2015, RANA generated $15.9 million of Adjusted EBITDA on $231.0 million of total revenues.  During the period, buy/sell arrangements with our customers represented 46% of total invoiced volume, while tolling arrangements represented 54%, a similar ratio as compared to the period from February 27 to March 31, 2015. Adjusted EBITDA per metric ton invoiced increased to $78 in the three months ended June 30, 2015, as compared to $71 in the period from February 27 to March 31, 2015, driven primarily by more favorable metal spreads.

For the period from February 27, 2015 to June 30, 2015, RANA generated $20.9 million of Adjusted EBITDA on $316.5 million of total revenues. During the period, buy/sell arrangements with our customers represented 45% of total invoiced volume, while tolling arrangements represented 55%. Adjusted EBITDA per metric ton invoiced was $75 in the six months ended June 30, 2015.

Gross profit for RANA was $15.1 million for the three months ended June 30, 2015, representing a margin of 6.5% of total revenues. Cost of sales consists primarily of metal costs, conversion costs and certain selling costs and expenses. During the quarter, RANA’s cost of sales includes $1.2 million in noncash expenses associated with purchase accounting resulting from the amortization of the fair value adjustment of acquired inventories. Excluding this amount, gross profit would have been $16.3 million during the period or a gross margin of 7.1%. Cost of sales per metric ton invoiced for the three months ended June 30, 2015 was $1,055, as compared to $1,139 in the period from February 27 to March 31, 2015, primarily from lower metal costs. During the three months ended June 30, 2015, gross profit was positively impacted by lower maintenance costs as a result of purchase accounting adjustments to property, plant and equipment.

Gross profit was $17.9 million for the period from February 27, 2015 to June 30, 2015, representing a margin of 5.7% of total revenues. Cost of sales includes $3.8 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventories. Excluding this amount, gross profit would have been $21.7 million during the period or a gross margin of 6.9%. Cost of sales per metric ton invoiced for the six months ended June 30, 2015 was $1,073.

Selling, general and administrative (“SG&A”) expenses, excluding depreciation and amortization, were $7.1 million and $10.0 million for the three months ended June 30, 2015 and the period from February 27, 2015 to June 30, 2015, respectively. Approximately 25% of the SG&A expenses RANA incurred during the three months ended June 30, 2015 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services and human resource services. As Real Alloy continues to implement its separation from Aleris, management anticipates that expenses related to the transition services agreement with Aleris will decrease, and such costs and expenses will be replaced directly at Real Alloy as it builds out its own stand-alone infrastructure. We expect the ongoing expenses as a stand-alone operation to be lower than the expenses associated with the transition services provided by Aleris.

Depreciation and amortization was $7.1 million and $9.5 million for the three months and six months ended June 30, 2015, respectively. Capital expenditures were $8.2 million during the six months ended June 30, 2015.

RAEU Segment

For the three months ended June 30, 2015, RAEU generated $7.0 million of Adjusted EBITDA on $137.6 million of total revenues.  During the period, buy/sell arrangements with our customers represented 50% of total invoiced volume, while tolling arrangements represented 50%, which was substantially the same ratio as compared to the period from February 27 to March 31, 2015. Adjusted EBITDA per metric ton invoiced remained constant at $70 in the three months ended June 30, 2015 and the period from February 27, 2015 to March 31, 2015.

For the period from February 27, 2015 to June 30, 2015, Adjusted EBITDA was $9.5 million on $189.9 million of total revenues. During the period, buy/sell arrangements with our customers represented 49% of total invoiced volume, while tolling arrangements represented 51%. Adjusted EBITDA per metric ton invoiced was $70 in the six months ended June 30, 2015.

Gross profit for RAEU was $6.1 million for the three months ended June 30, 2015, representing a margin of 4.4% of total revenues.  During the quarter, RAEU’s cost of sales includes $2.3 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventory. Excluding this amount, gross profit would have been $8.4 million during the period, or a gross margin of 6.1%. Cost of sales per metric ton invoiced was $1,323 during the three months ended June 30, 2015, as compared to $1,287 during the period from February 27, 2015 to March 31, 2015.

Gross profit was $8.1 million for the period from February 27, 2015 to June 30, 2015, representing a margin of 4.3% of total revenues. During the period, cost of sales includes $3.4 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventory, which will not be significant in the future. Excluding this amount, gross profit would have been $11.5 million during the period, or a gross margin of 6.1%. Cost of sales per metric ton invoiced was $1,321 during the six months ended June 30, 2015. In addition, RAEU’s gross profit was positively impacted by lower maintenance costs in the quarter ended June 30, 2015, as a result of purchase accounting adjustments to property, plant and equipment.

SG&A expenses, excluding depreciation and amortization, were $4.3 million and $5.7 million for the three months ended June 30, 2015 and the period from February 27, 2015 to June 30, 2015, respectively. Approximately 16% of the SG&A expenses RAEU incurred during the three months ended June 30, 2015 relate to transition services expenses for support received from Aleris, primarily for information technology services. As Real Alloy implements its separation from Aleris, management expects expenses related to the transition services agreement with Aleris to decrease over the remainder of the year, but such costs and expenses will be replaced directly at Real Alloy as the business builds out its own stand-alone infrastructure. We expect the ongoing expenses as a stand-alone operation to be lower than the expenses associated with Aleris’ transition services.

RAEU recognized $2.2 million and $2.0 million of losses on derivative financial instruments in the three and six months ended June 30, 2015, respectively, including $0.8 million and $0.7 million of realized losses, respectively, and unrealized losses of $1.4 million and $1.3 million, respectively. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Depreciation and amortization was $3.1 million and $4.1 million for the three months ended June 30, 2015 and the period from February 27, 2015 to June 30, 2015, respectively. Capital expenditures were $1.8 million for the six months ended June 30, 2015.

Operating costs outside of segments

Operating costs outside of our reportable segments, included in Corporate and Other, relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status. We do not allocate such costs to specific segments and exclude them from segment results of operations, as management excludes such costs when assessing segment performance. Corporate and Other also includes the results of Cosmedicine, a smaller specialty cosmetics business owned by the Company, as it does not meet the threshold of a reportable segment. For the three and six months ended June 30, 2015, operating costs in Corporate and Other were $4.1 million and $7.3 million, respectively. The operations of Cosmedicine, which re-launched its branded skin care product line during the second quarter, generated losses of $0.4 million and $0.7 million, respectively, in the three and six months ended June 30, 2015, and are included in the results of operations of Corporate and Other.

Nonoperating expenses and income

Interest expense

Interest expense for the three and six months ended June 30, 2015 was $9.3 million and $17.4 million, respectively, related to long-term debt and the Factoring Facility. Included in interest expense are the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three and six months ended June 30, 2015 was $1.4 million and $2.4 million, respectively. Interest expense and amortization of original issue discount and debt issuance costs associated with the Senior Secured Notes are for the period January 8, 2015 through June 30, 2015, while the interest expense and debt issuance costs associated with the Factoring Facility and Asset-Based Facility are for the period February 27, 2015 through June 30, 2015.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses in the three and six months ended June 30, 2015 were $0.4 million and $14.8 million, respectively, related to expired commitments associated with certain financial arrangements entered into for the Real Alloy Acquisition.

Provision for income taxes

At the end of each reporting period, we make an estimate of its annual effective income tax rate. The estimate used for the period ended June 30, 2015 may change in subsequent periods. Income tax expense for the three months ended June 30, 2015 was $0.2 million and the income tax benefit for the six months ended June 30, 2015 was $7.2 million. The effective tax rate for the three and six months ended June 30, 2015 and 2014 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and valuation allowances.

Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with NOLs in the United States and certain other foreign jurisdictions. Real Industry intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes increased $1.6 million to $2.9 million for the three months ended June 30, 2015, as compared to $1.3 million for the three months ended June 30, 2014. The increase was due primarily to the after tax effect of a $4.8 million recovery of allowance for repurchase reserve during the three months ended June 30, 2015, as management reassessed its exposure to potential losses from repurchase demands based on the final decision in the ACE Securities Case.

Earnings from discontinued operations, net of income taxes increased $24.1 million to $27.2 million for the six months ended June 30, 2015, as compared to $3.1 million for the six months ended June 30, 2014. The earnings of discontinued operations, net of income taxes in 2015 primarily represents the $39.7 million pretax gain on sale of NABCO and the recovery of allowance for repurchase reserve noted above, while the earnings in 2014 primarily represent NABCO’s operating results.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(In millions)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$38.5	$62.0
Trade accounts receivable, net	106.0	—
Financing receivable	52.2	—
Inventories	123.2	—
Deferred income taxes	—	5.1
Other current assets	13.1	1.0
Current assets of discontinued operations	0.1	18.0
Total current assets	333.1	86.1
Debt and equity offering costs	—	14.5
Property, plant and equipment	324.9	0.1
Intangible assets, net	20.8	0.1
Goodwill	84.5	—
Deferred income taxes	3.0	—
Other noncurrent assets	6.9	1.1
Noncurrent assets of discontinued operations	—	20.0
TOTAL ASSETS	$773.2	$121.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$128.0	$—
Accrued liabilities	51.3	7.1
Long-term debt due within one year	1.5	—
Deferred income taxes	0.4	—
Current liabilities of discontinued operations	0.3	8.1
Total current liabilities	181.5	15.2
Accrued pension benefits	45.7	—
Environmental liabilities	18.4	—
Long-term debt, net	339.8	—
Common stock warrant liability	11.1	5.6
Deferred income taxes	6.2	—
Other noncurrent liabilities	8.9	0.3
Noncurrent liabilities of discontinued operations	0.7	15.2
TOTAL LIABILITIES	612.3	36.3
Redeemable preferred stock	20.5	—
TOTAL STOCKHOLDERS’ EQUITY	140.4	85.6
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$773.2	$121.9

General

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our financial condition are limited in value and we have elected not to make any comparisons that management deems could be misleading.

As discussed further below, total assets increased $651.3 million to $773.2 million as of June 30, 2015, from $121.9 million as of December 31, 2014; total liabilities increased $576.0 million to $612.3 million as of June 30, 2015, from $36.3 million as of December 31, 2014; and total stockholders’ equity increased to $140.4 million as of June 30, 2015, from $85.6 million as of December 31, 2014.

Changes in stockholders’ equity reflect net earnings during the period, increased by equity issuances and share-based compensation expense. See the Note 7—Stockholders’ Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of June 30, 2015:

(In millions)	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$9.1	$8.8
Trade accounts receivable, net	87.5	18.5
Financing receivable	—	52.2
Inventories	79.1	44.1
Other current assets	4.5	2.4
Total current assets	180.2	126.0
Property, plant and equipment, net	218.2	106.6
Other noncurrent assets	4.2	1.7
Total segment assets	$402.6	$234.3
Segment Liabilities
Current liabilities:
Trade payables	$73.2	$54.5
Accrued liabilities	34.4	15.3
Total current liabilities	107.6	69.8
Accrued pension benefits	—	45.7
Environmental liabilities	18.4	—
Other noncurrent liabilities	—	1.8
Total segment liabilities	$126.0	$117.3

The following table provides a reconciliation of allocated segment assets and liabilities to consolidated assets and liabilities as of June 30, 2015. Unallocated assets and liabilities consist primarily of corporate cash and cash equivalents, deferred income taxes, intangible assets, goodwill, and long-term debt, none of which our CODM uses in the evaluation of operating performance of the reportable segments.

(In millions)
Assets:
RANA	$402.6
RAEU	234.3
Unallocated	136.3
Total consolidated assets	$773.2
Liabilities:
RANA	$126.0
RAEU	117.3
Unallocated	369.0
Total consolidated liabilities	$612.3

Cash and cash equivalents

Consolidated cash and cash equivalents increased $9.9 million to $38.5 million as of June 30, 2015, from $28.6 million as of March 31, 2015 and decreased $23.5 million from $62.0 million as of December 31, 2014.  Cash and cash equivalents maintained at Real Alloy, totaled $17.9 million as of June 30, 2015, an increase of $8.5 million from $9.4 million as of March 31, 2015.  This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $41.4 million from December 31, 2014, to $20.6 million as of June 30, 2015, primarily as a result of capital contributions to Real Alloy to fund a portion of the Real Alloy Acquisition and the payment of corporate expenses during the period, offset by gross proceeds raised in the Rights Offering and controlled equity offering totaling $7.5 million.

Trade accounts receivable, net

Trade accounts receivable, net was $106.0 million as of June 30, 2015, compared to $116.7 million as of March 31, 2015, driven primarily by lower sales during the 45-day period preceding June 30, 2015, as a result of lower metal prices. With the sale of NABCO and its reclassification to discontinued operation, we are reporting zero trade accounts receivable as of December 31, 2014.

Financing receivable

Financing receivable was $52.2 million as of June 30, 2015, compared to $54.0 million as of March 31, 2015. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility.

 Inventories

Inventories were $123.2 million as of June 30, 2015, compared to $136.1 as of March 31, 2015. Inventory values have declined due to lower aluminum scrap on hand to support RANA and RAEU’s “buy/sell” business as management has focused its efforts on reducing working capital particularly in an environment of falling scrap aluminum metal prices, which further led to the overall reduction in inventory during the period. With the sale of NABCO and its reclassification to discontinued operation, we are reporting zero inventories as of December 31, 2014.

Other current assets

Other current assets were $13.1 million as of June 30, 2015, an increase of $3.5 million from the $9.6 million reported as of March 31, 2015, and a $12.1 million increase from the $1.0 million reported as of December 31, 2014. The significant increase in the first quarter was associated with the Real Alloy Acquisition.

Debt and equity offering costs

The debt and equity offering costs of $14.5 million at December 31, 2014 were expensed or reclassified in the first quarter of 2015, resulting in a zero balance as of June 30, 2015. Of such costs, $0.3 million associated with the Rights Offering was reclassified as a reduction of additional paid-in capital; $3.6 million associated with the Senior Secured Notes and Asset-Backed Facility were reclassified as a reduction of the associated debt; and$10.6 million associated with the backstop and bridge financing agreements were not utilized to fund the Real Alloy Acquisition and were expensed.

Property, plant and equipment, net

Property, plant and equipment, net was $324.9 million as of June 30, 2015, and reflects the preliminary purchase accounting adjustments to estimated fair value at the acquisition date plus capital expenditures during the period, offset by scheduled depreciation and amortization during the six months ended June 30, 2015.

Goodwill and intangible assets, net

Intangible assets, net are comprised primarily of customer relationships and decreased $0.8 million to $20.8 million as of June 30, 2015, from $21.6 million as of March 31, 2015, primarily as a result of the preliminary estimate of the fair values associated with the Real Alloy Acquisition, offset by scheduled amortization. Intangible assets increased from $0.1 million as of December 31, 2014 in the Real Alloy Acquisition. Goodwill is reported at $84.5 million based on the preliminary estimate of the fair values of the Real Alloy Acquisition as of June 30, 2015, a reduction of $17.8 million from the $102.3 million reported as of March 31, 2015, due to refinements in the estimate of fair values during the second quarter.

Trade payables

Trade payables increased to $128.0 million as of June 30, 2015, from $116.2 million as of March 31, 2015, compared to zero as of December 31, 2014. The increase from December 31, 2014 is primarily due to the Real Alloy Acquisition. The increase from March 31, 2015 is primarily attributable to a return to a more normal level following the lower level as of March 31, 2015, which was driven by the reduction in metal purchases in the thirty days immediately preceding the end of the first quarter.

Accrued liabilities

Accrued liabilities decreased $48.7 million to $51.3 million as of June 30, 2015, from $100.1 million as of March 31, 2015, compared to $6.2 million as of December 31, 2014. The increase from 2014 is primarily related to the Real Alloy Acquisition, while the decrease from March 31, 2015 is primarily from the payment of the initial working capital adjustment to Aleris, offset by an overall decrease in accrued professional fees associated with the Real Alloy Acquisition. Accrued liabilities, as of March 31, 2015, included $37.7 million of accrued liabilities and $62.4 of other current liabilities as presented in our previous quarterly filing.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $45.7 million and $18.4 million, respectively, as of June 30, 2015 and were assumed as part of the Real Alloy Acquisition and recorded at estimated fair value as of the acquisition date. These amounts are largely unchanged from the amounts reported at March 31, 2015.

Long-term debt

Long-term debt increased to $341.3 million as of June 30, 2015, from $324.5 million as of March 31, 2015, compared to zero as of December 31, 2014.  See Note 5—Debt, Other Financing Arrangements and Redeemable Preferred Stock in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report for additional information about our long-term debt. In the second quarter, long-term debt, net increased $16.8 million as a result of advances on the ABL Facility to fund a portion of the initial working capital adjustment payment to Aleris.

Common stock warrant liability

Common stock warrant liability increased to $11.1 million as of June 30, 2015, from $4.9 million as of March 31, 2015, compared to $5.6 million as of December 31, 2014. The $6.3 million and $5.6 million change in fair value of common stock warrant liability during the three and six months ended June 30, 2015 is primarily attributable to an increase in the underlying market price of our common stock from the beginning of the respective periods. In May 2015, $0.1 million of the common stock warrant liability was reclassified to additional paid in capital following the exercise of 15,000 Warrants. See Note 6—Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $0.1 million as of June 30, 2015, from $38.0 million as of December 31, 2014. Liabilities of discontinued operations decreased to $1.0 million as of June 30, 2015, from $23.3 million as of December 31, 2014. The decrease in assets and liabilities of discontinued operations is primarily the result of the sale of NABCO in January 2015 and a reduction of the repurchase reserve.

The repurchase reserve decreased $4.8 million to $0.7 million as of June 30, 2015, from $5.5 million as of December 31, 2014. In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the six-year statute of limitations on loan repurchase demands begin to run as of the date the representations were made, in the ACE Securities Case, the date of the mortgage loan purchase agreements. Management has reassessed its exposure to losses from repurchase demands and, based on the final decision in the ACE Securities Case, believes a repurchase reserve of $0.7 million is adequate as of June 30, 2015, and reversed $4.6 million during the quarter ended June 30, 2015.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, other general corporate purposes, and to finance and fund acquisitions. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

●	cash flows generated from operating activities;
●	adequacy of available lines of credit;
●	our ability to attract long-term capital with satisfactory terms, whether debt or equity; and
●	our acquisition activity.

Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents, and receivables from our subsidiaries related to various intercompany arrangements, including tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of June 30, 2015, we have an effective shelf registration statement on Form S-3, with $211.7 million of securities available to be issued to use for existing business requirements and future acquisitions. During the six months ended June 30, 2015, we raised $59.8 million of gross proceeds in our Rights Offering, including with respect to both common stockholders and Warrant holders; and $1.2 million from the exercise of common stock options and Warrants; and $2.7 million from a controlled public equity offering. In July 2015, we issued another 489,900 shares of our common stock through the controlled public equity offering, raising an additional $5.5 million in gross proceeds. Our principal uses of liquidity, as of June 30, 2015, are the payment of operating costs of the holding company and to support our operating subsidiaries and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Assets of SGGH are principally comprised of stock or membership interests of its subsidiaries, cash and cash equivalents, and intercompany arrangements. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of professional fees associated with litigation in SGGH’s former businesses and operations, including discontinued operations. SGGH principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from affiliates.

Real Alloy Liquidity

Based on our current and anticipated levels of operations and the conditions in our markets and industry for Real Alloy, we believe that Real Alloy’s cash on hand, cash flows from operations, and availability under the Asset-Based and Factoring Facilities will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and Asset-Based Facility, including borrowing base limitations under the Asset-Based Facility, depends on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report.

As of June 30, 2015, approximately $12.1 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit all of the cash held by non-U.S. subsidiaries without incurring a U.S. tax liability.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided (used) by operating, investing and financing activities for the six months ended June 30, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Net cash provided by (used in) operating activities	$54.9	$(1.4)
Net cash used in investing activities	(458.4)	(0.2)
Net cash provided by (used in) financing activities	378.9	(1.5)
Effect of exchange rate differences on cash and cash equivalents	0.2	—
Decrease in cash and cash equivalents	$(24.4)	$(3.1)

Cash flows from operating activities

Cash flows provided by operating activities were $54.9 million for the six months ended June 30, 2015, which was the result of net loss of $4.3 million for the period, adjusted for noncash expenses, including depreciation and amortization of $13.9 million; a $5.6 million noncash charge related to the change in fair value of the common stock warrant liability; the amortization of $7.2 million of the purchase accounting adjustment to inventories; the amortization of $2.4 million of debt issuance costs; $62.6 million of cash provided by the changes in operating assets and liabilities; and reduced by $27.2 million of earnings from discontinued operations, net of income taxes and a $7.2 million deferred income tax benefit.

Cash flows used in operating activities were $1.4 million for the six months ended June 30, 2014, primarily related to the activities of NABCO classified within discontinued operations.

Cash flows from investing activities

Cash flows used by investing activities were $458.4 million for the six months ended June 30, 2015 and included $522.3 million to acquire Real Alloy, partially offset by $74.1 million of proceeds from the sale of NABCO.

Cash flows used in investing activities were $0.2 million for the six months ended June 30, 2014 were related to capital expenditures.

Cash flows from financing activities

Cash flows provided by financing activities were $378.9 million for the six months ended June 30, 2015, which included $287.1 million of net proceeds from the issuance of the Senior Secured Notes, net of original issue discount and debt issuance costs, proceeds from the Asset-Based Facility of $92.4 million and $58.2 million of net proceeds from the issuance of common stock.  These fundings were offset by the repayment of NABCO debt totaling $14.3 million and $45.3 million of repayments on the Asset-Based Facility and capital leases.

Cash flows used in financing activities were $1.5 million for the six months ended June 30, 2014, primarily from the advances on the NABCO line of credit within discontinued operations for seasonal operating needs.

Contractual Obligations

Contractual obligations as of June 30, 2015 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in Millions)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Senior Secured Notes	$—	$—	$305.0	$—	$305.0
Asset-Based Facility	—	—	51.0	—	51.0
Capital leases	1.5	2.4	—	—	3.9
Redeemable preferred stock	—	—	—	25.6	25.6
	$1.5	$2.4	$356.0	$25.6	$385.5

Indebtedness and Redeemable Preferred Stock

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

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility.  The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes.  The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of June 30, 2015, we estimate that the borrowing base would have supported borrowings of $87.3 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $32.7 million available for borrowing under the Asset-Based Facility as of June 30, 2015.

Capital Leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy business were assumed. In the normal course of operations, Real Alloy enters into capital leases related to mobile and office equipment. As of June 30, 2015, $1.5 million is due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter. Dividends may be paid in kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

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

Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, Adjusted EBITDA is not a financial measurement calculated and presented in accordance with GAAP, and when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, net earnings, operating income or any other performance measure derived in accordance with GAAP, or in addition to, and not as an alternative for, cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP. These limitations include, but are not limited to:

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

The tables below provide reconciliations of Adjusted EBITDA to its most directly comparable financial measure presented in accordance with GAAP. Our reconciliation of Adjusted EBITDA to net loss and net cash provided by operating activities for the six months ended June 30, 2015 is presented below:

Six Months Ended June 30,
(In millions)	2015
Adjusted EBITDA	$30.4
Unrealized losses on derivative financial instruments	(1.3)
Depreciation and amortization	(13.9)
Impact of recording inventory at fair value through purchase accounting	(7.2)
Operating loss of Corporate and Other	(7.3)
Other	(1.1)
Operating loss	(0.4)
Nonoperating expense, net	(38.3)
Loss from continuing operations before income taxes	(38.7)
Income tax benefit	(7.2)
Loss from continuing operations	(31.5)
Earnings from discontinued operations, net of income taxes	27.2
Net loss	(4.3)
Earnings from discontinued operations, net of income taxes	(27.2)
Depreciation and amortization	13.9
Deferred income tax benefit	(7.2)
Change in fair value of common stock warrant liability	5.6
Share-based compensation expense	0.6
Amortization of debt issuance costs	2.4
Unrealized losses on derivative financial instruments	1.3
Amortization of the fair value adjustment of acquired inventory	7.2
Changes in operating assets and liabilities, net of the effects of the Real Alloy Acquisition	62.6
Net cash provided by operating activities	$54.9

Off-Balance Sheet Transactions

Factoring Facility

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50 million Factoring Facility. The Factoring Facility provides for purchases by a financial institution of eligible receivables, which are subject to certain limitations and eligibility requirements to be determined in the reasonable discretion of such financial institution based on the relevant account debtor creditworthiness and reliability. The arrangement is a true-sale, where receivables are sold on a nonrecourse basis in the event of payment default by the relevant customer. Advances on eligible factored receivables are 90% of their face value. The Factoring Facility has a termination date of January 15, 2019. The German subsidiary of Real Alloy had €36.8 million of availability under the Factoring Facility as of June 30, 2015.

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

The security investors and the QSPEs do not have any recourse against SGGH if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH holds these residual interests, which are carried at zero in the consolidated balance sheets, and management does not anticipate receiving any distributions from these residual interests in the foreseeable future.

We also have repurchase reserve liabilities related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require SGGH to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 14—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the fair value of financial instruments is referred to as market risk.  In addition to our “Quantitative and Qualitative Disclosures about Market Risk” disclosures included in Part II, Item 17A of our Annual Report, we are exposed to additional market risks following the Real Alloy Acquisition. As of June 30, 2015, our significant market risks include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

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

Metal Hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2015, Real Alloy had 32.4 thousand metric tons of metal buy and sell derivative contracts.

Natural Gas Hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2015, Real Alloy had no British thermal unit forward sell contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding net liability derivative contracts as of June 30 2015, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of June 30, 2015:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$1.3	$1.0

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 12—Derivatives and Other Financial Instruments and Fair Value Measurements included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Interest Rate Risk

Interest rate risk results primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads.  As of June 30, 2015, we were exposed to interest rate risk primarily through borrowings under our Senior Secured Notes.

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

Credit Risk

We are exposed to credit risk associated with cash equivalents, trade accounts receivables and the financing receivable. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents as of June 30, 2015 consists principally of (i) cash balances in noninterest bearing checking accounts; and (ii) money market funds. Substantially all trade accounts receivable balances are unsecured. As of June 30, 2015, there is no concentration of credit risk with respect to trade receivables. As of June 30, 2015, our financing receivable was with one counterparty that is a global financial and industrial corporation rated A1 by Moody’s.

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

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and Rule 15d-15, as of the end of the period covered by this Report. Based on this evaluation, we have identified control deficiencies that, in the aggregate, represent a material weakness in our internal control over financial reporting. Due to this material weakness, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

The identified material weakness pertains to control deficiencies within our financial statement close process, specifically accounting for the Real Alloy Acquisition, including the lack of effective oversight and review of various analyses and reconciliations, and the inability to meet external financial reporting deadlines. The material weakness was caused by the significant level of activity related to accounting for the Real Alloy Acquisition; the integration of the Real Alloy Business; a manual consolidation process; and the complexity of the Real Alloy Acquisition and the associated purchase accounting.

Notwithstanding the material weakness, the Principal Executive Officer and Principal Financial and Accounting Officer concluded that unaudited condensed consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Efforts to Address Identified Material Weakness

Our management continues to work to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. If not remediated, the material weakness in our internal controls could result in material misstatements in our consolidated financial statements.

Our management takes internal controls and the integrity of the Company’s consolidated financial statements seriously and believes that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting, and a strong internal control environment. Upon the identification of the factors contributing to this material weakness, we launched a process to implement corrective actions, including:

•

We are actively recruiting for a new director of accounting and reporting at our Real Alloy operation, with significant technical accounting and SEC reporting experience, and are assessing the need for additional resources;

•

We are continuing to develop processes around the consolidation and financial reporting process, including supplementing controls over unusual transactions, review of account reconciliations and other oversight by financial leadership within the Company; and

•	We are increasing the automation within our financial reporting and consolidation processes through the implementation of a single consolidation application.

We expect to finalize these plans to strengthen our financial capabilities throughout the remainder of fiscal 2015. We believe these additional steps will strengthen our internal controls and will be effective in remediating the material weakness described above. Our remediation efforts will be subject to ongoing senior management review, as well as audit committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to modify and strengthen the remediation plan.

Changes in Internal Control over Financial Reporting

The Real Alloy Acquisition represents a considerable transformation for us, with Real Alloy now serving as our primary business. The transition services agreement with Aleris, under which Aleris will continue providing specified services for a limited time following the acquisition, has had a material impact on Real Alloy’s internal control over financial reporting. In conjunction with the acquisition, we have and continue to implement controls in the year to date period to address risks inherent in the integration and reporting processes at Real Alloy, as well as transition services being provided by Aleris.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims in connection with the prior businesses and operations of Fremont and its subsidiaries, and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company that are pending or were resolved or concluded during the period covered by this Report, see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A of the Annual Report, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management has not identified any additional risks from those included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
4.1*		Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Award Agreement for Directors					X
4.2*		Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Award Agreement for Employees					X
4.3*		Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Incentive Stock Option Award Agreement					X
4.4*		Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Nonqualified Stock Option Award Agreement					X
4.5*		Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Unit Agreement					X
31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
	*	Management or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: August 17, 2015	/s/ CRAIG T. BOUCHARD
Craig T. Bouchard Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2015	/s/ KYLE ROSS
Kyle Ross Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)