Form 10-Q
period 2015-09-30
Real Industry, Inc.
filed 2015-11-09
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☑  Yes    ☐  No

As of November 1, 2015, there were 28,891,766 shares of the Registrant’s common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share and per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44.9	$62.0
Trade accounts receivable, net	101.6	—
Financing receivable	47.6	—
Inventories	118.1	—
Deferred income taxes	0.1	5.1
Other current assets	14.4	1.0
Current assets of discontinued operations	0.1	18.0
Total current assets	326.8	86.1
Debt and equity offering costs	—	14.5
Property, plant and equipment, net	320.1	0.1
Intangible assets, net	20.6	0.1
Goodwill	85.0	—
Deferred income taxes	2.7	—
Other noncurrent assets	8.0	1.1
Noncurrent assets of discontinued operations	—	20.0
TOTAL ASSETS	$763.2	$121.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$120.6	$—
Accrued liabilities	39.0	7.1
Long-term debt due within one year	1.8	—
Deferred income taxes	0.4	—
Current liabilities of discontinued operations	0.6	8.1
Total current liabilities	162.4	15.2
Accrued pension benefits	46.3	—
Environmental liabilities	18.4	—
Long-term debt, net	347.9	—
Common stock warrant liability	7.6	5.6
Deferred income taxes	5.3	—
Other noncurrent liabilities	8.6	0.3
Noncurrent liabilities of discontinued operations	0.7	15.2
TOTAL LIABILITIES	597.2	36.3
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 and zero shares designated; 26,046 and zero shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	21.2	—
Stockholders' equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 66,500,000 shares authorized; 28,901,464 and 17,099,882 shares issued; and 28,891,766 and 17,099,882 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	547.8	482.0
Accumulated deficit	(401.3)	(396.3)
Treasury stock, at cost; 9,698 and zero shares as of September 30, 2015 and December 31, 2014, respectively	(0.1)	—
Accumulated other comprehensive loss	(2.6)	—
Total stockholders' equity—Real Industry, Inc.	143.8	85.7
Noncontrolling interest	1.0	(0.1)
TOTAL STOCKHOLDERS' EQUITY	144.8	85.6
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$763.2	$121.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Revenues	$338.6	$—	$845.1	$0.1
Cost of sales	313.2	—	793.5	0.4
Gross profit (loss)	25.4	—	51.6	(0.3)
Selling, general and administrative expenses	16.5	3.8	39.8	8.8
Losses on derivative financial instruments	1.0	—	3.0	—
Amortization of intangibles	0.2	—	0.6	0.1
Other operating expense, net	0.3	—	1.2	—
Operating profit (loss)	7.4	(3.8)	7.0	(9.2)
Nonoperating expense (income):
Interest expense, net	9.2	—	26.6	—
Change in fair value of common stock warrant liability	(3.4)	(2.4)	2.2	(3.4)
Acquisition-related costs and expenses	—	—	14.8	—
Other, net	(0.9)	—	(0.4)	0.3
Total nonoperating expense (income)	4.9	(2.4)	43.2	(3.1)
Earnings (loss) from continuing operations before income taxes	2.5	(1.4)	(36.2)	(6.1)
Income tax expense (benefit)	0.5	(0.7)	(6.7)	(1.9)
Earnings (loss) from continuing operations	2.0	(0.7)	(29.5)	(4.2)
Earnings (loss) from discontinued operations, net of income taxes	(0.7)	1.5	26.5	4.6
Net earnings (loss)	1.3	0.8	(3.0)	0.4
Earnings from continuing operations attributable to noncontrolling interest	0.1	—	0.3	—
Net earnings (loss) attributable to Real Industry, Inc.	$1.2	$0.8	$(3.3)	$0.4
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.05)	$(1.21)	$(0.32)
Discontinued operations	(0.02)	0.11	1.02	0.35
Basic earnings (loss) per share	$0.02	$0.06	$(0.19)	$0.03
Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.05)	$(1.21)	$(0.32)
Discontinued operations	(0.02)	0.11	1.02	0.35
Diluted earnings (loss) per share	$0.02	$0.06	$(0.19)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net earnings (loss)	$1.3	$0.8	$(3.0)	$0.4
Other comprehensive loss:
Current period currency translation adjustments	(1.7)	—	(2.6)	—
Comprehensive income (loss)	(0.4)	0.8	(5.6)	0.4
Comprehensive income attributable to noncontrolling interest	0.1	—	0.3	—
Comprehensive income (loss) attributable to Real Industry, Inc.	$(0.5)	$0.8	$(5.9)	$0.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$(3.0)	$0.4
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of income taxes	(26.5)	(4.6)
Depreciation and amortization	24.3	0.1
Deferred income tax benefit	(8.6)	—
Change in fair value of common stock warrant liability	2.2	(3.4)
Share-based compensation expense	1.0	1.0
Amortization of debt issuance costs	3.7	—
Unrealized losses on derivative financial instruments	0.8	—
Amortization of the fair value adjustment of acquired inventory	8.5	—
Other	1.0	0.8
Changes in operating assets and liabilities, net of the effects of acquisition	63.0	4.3
Net cash provided by (used in) operating activities of discontinued operations	(4.7)	0.2
Net cash provided by (used in) operating activities	61.7	(1.2)
Cash flows from investing activities:
Acquisition of business, net of cash	(524.7)	—
Proceeds from sale of NABCO, net of $3.9 million held in escrow	74.0	—
Purchases of property and equipment	(18.6)	(0.1)
Other	(0.6)	—
Net cash used in investing activities of discontinued operations	—	(0.1)
Net cash used in investing activities	(469.9)	(0.2)
Cash flows from financing activities:
Payment of NABCO outstanding debt	(14.3)	—
Proceeds from Asset-Based Facility, net of issuance costs	117.4	—
Payments on capital leases and the Asset-Based Facility	(64.2)	—
Proceeds from issuance of Senior Secured Notes, net of debt issuance costs	287.1	—
Proceeds from exercise of common stock options	1.1	—
Proceeds from issuance of common stock, net of issuance costs	63.3	—
Proceeds from exercise of Warrants	0.1	—
Other	0.1	0.2
Net cash used in financing activities of discontinued operations	(0.4)	(1.9)
Net cash provided by (used in) financing activities	390.2	(1.7)
Effect of exchange rate differences on cash and cash equivalents	—	—
Decrease in cash and cash equivalents	(18.0)	(3.1)
Cash and cash equivalents, beginning of period	63.0	48.0
Cash and cash equivalents, end of period	$45.0	$44.9
Cash and cash equivalents, end of period—continuing operations	$44.9	$44.6
Cash and cash equivalents, end of period—discontinued operations	0.1	0.3
Cash and cash equivalents, end of period	$45.0	$44.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), formerly known as Signature Group Holding, Inc., is a holding company that owns all of the outstanding interests of its two primary operating companies, Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) and SGGH, LLC (“SGGH”). Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable federal net operating tax loss carryforwards (“NOLs”) and the experience of our executive management team to acquire operating businesses at prices and on terms that are aligned with our growth plans.

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

The Real Alloy Business, operating under Real Alloy Parent through its wholly owned subsidiary Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, steel and durable goods, aerospace, and building and construction industries. Real Alloy processes scrap aluminum and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-four facilities strategically located throughout North America and Europe and, as of September 30, 2015, had approximately 1,700 employees.

The closing of the Real Alloy Acquisition was the culmination of a series of equity and debt financing transactions that began in the fourth quarter of 2014, raising the capital required to fund the Real Alloy Acquisition and pay transaction costs as summarized below (collectively, the “Financings”):

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

Additionally, Real Industry issued approximately 0.8 million shares of common stock to existing holders of warrants to purchase common stock in April 2015, as the final component of the Rights Offering launched in January 2015, which provided gross proceeds of $4.8 million.

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

As a result of the transformative nature of the acquisition, divestiture and financing activities described above, our operations in 2015 have been and will be substantially different from that reported in the previous periods covered by this Quarterly Report on Form 10-Q (the “Report”). See Note 13—Segment Information for additional information about our reportable segments.

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

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry, its wholly owned and majority owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015, as a result of the gain on sale associated with the NABCO sale, only seven months of operating performance of Real Alloy in the nine months ended September 30, 2015, the effects of purchase accounting, and acquisition costs associated with the Real Alloy Acquisition. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2015 (the “Annual Report”) and the Company’s recast 2014 audited consolidated financial statements (reflecting NABCO as a discontinued operation), which are included in the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.

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

Financing receivable

A subsidiary of Real Alloy has an agreement to sell certain of its accounts receivable in Europe. Agreements that result in true sales of the transferred receivables, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, which occur when receivables are transferred to a purchaser, without recourse to the Company, are reported as financing receivable in the unaudited condensed consolidated balance sheets until proceeds from such sales are received from the counterparty, and represents a Level 2 measurement in the fair value hierarchy. Cash proceeds received from such sales are included in operating cash flows.

The transferred receivables are isolated from the Real Alloy subsidiary’s accounts, as debtors pay into a segregated escrow account maintained by the counterparty. The subsidiary maintains continuing involvement with the transferred receivables through limited servicing obligations, primarily related to recordkeeping. The subsidiary retains no right to the receivables, or associated collateral, and does not collect a servicing fee. Following transfer, the Company has no further rights to receive any cash flows or other benefits from the transferred receivables and has no further obligations to provide additional cash flows or other assets to any party related to the transfer.

Real Alloy transferred $117.6 million and $336.9 million of receivables during the three and nine months ended September 30, 2015, respectively. Administrative fees under the Factoring Facility associated with the transferred receivables were $0.2 million and $0.6 million during the three and nine months ended September 30, 2015, respectively, and are classified as selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

Deferred financing costs

Costs related to the issuance of long-term debt are capitalized and classified as a reduction of the associated debt and amortized over the term of the related debt agreements as interest expense using the effective interest method. Costs related to the issuance of revolving credit facilities are capitalized and classified as other assets in the unaudited condensed consolidated balance sheets and are amortized over the term of the related credit facility on a straight-line basis as interest expense.

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

Currency translation

Certain of Real Alloy’s international subsidiaries use the local currency as their functional currency. Real Alloy translates all of the amounts included in the unaudited condensed consolidated statements of operations from its international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Additionally, Real Alloy maintains intercompany, long-term loans between its U.S. and foreign jurisdiction entities, which were established in the subsidiaries’ functional currency and due to their long-term nature, any currency related effects are recorded as a component of accumulated other comprehensive loss.  Adjustments resulting from the translation of the assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of the Company’s stockholders’ equity. Currency translation adjustments accumulate in the Company’s stockholders’ equity until the disposition or liquidation of the international entities. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other, net in the unaudited condensed consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than U.S. dollars resulted in transactional gains of $0.5 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.

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

Asset retirement obligations represent the present value of estimated future obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to capping our three landfills, as well as costs related to the future removal of asbestos and removal of underground storage tanks. The estimated fair value of such legal obligations is recognized in the period in which the obligations are incurred, and capitalized as part of the carrying amount of the associated long-lived asset. These estimated fair values are based upon the present value of future cash flows expected to be required to satisfy the obligations. Determining the estimated fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized costs are depreciated over the estimated remaining useful life of the related asset.

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

Recent accounting pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”), which provides that an acquirer recognize adjustments to provisional amounts during the measurement period in which the adjustments are identified. ASU 2015-16 requires that an acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to present separately on the face of the statements of operations, or disclose in the notes, the portion of the amount recorded in current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 31, 2017. ASU 2015-16 will be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not yet been made available for issuance. We do not anticipate that ASU 2015-16 will have a material impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Topic 835-30) (“ASU 2015-15”), which clarifies the SEC staff position on the presentation and recognition of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 provides that given the absence of authoritative guidance within ASU 2015-03, Interest—Interest Imputation (Subtopic 835-30) for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting the debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company’s presentation of debt issuance costs associated with line-of-credit arrangements follows the guidance of ASU 2015-15.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) (“ASU 2015-11”), which provides that an entity measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for the Company on January 1, 2017, will be applied prospectively, and early adoption is permitted as of the beginning of an interim or annual period. We do not believe that the application of ASU 2015-11 will have a material impact on the Company’s financial statements or disclosures.

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

NOTE 3—BUSINESS COMBINATIONS

On February 27, 2015, Real Industry, through its indirect wholly owned subsidiary, Real Alloy, acquired 100% of the voting interests of the Real Alloy Business from Aleris, under a purchase agreement (the “Real Alloy Purchase Agreement”). Upon closing, we paid $496.2 million to Aleris, and an additional $5.0 million of cash and the Redeemable Preferred Stock were placed into escrow to satisfy the indemnification obligations of Aleris under the Real Alloy Purchase Agreement, in which Aleris has agreed to indemnify Real Alloy and its affiliates for certain claims and losses. During the second quarter, we paid an additional $31.3 million of the purchase price representing the initial working capital adjustment under the Real Alloy Purchase Agreement. The final working capital adjustment totaled $2.4 million and was paid on September 3, 2015.

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

We incurred acquisition and financing-related costs and expenses associated with the Real Alloy Acquisition totaling approximately $14.8 million during the nine months ended September 30, 2015, which are classified as nonoperating expenses in the unaudited condensed consolidated statements of operations. Acquisition and financing-related costs and expenses associated with the Real Alloy Acquisition recognized in 2014 totaled $3.4 million.

The acquisition was accounted for as a business combination, with the purchase price allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation remains preliminary as management continues to evaluate the assumptions and methodology used in the valuation of acquired inventories, property, plant and equipment, intangible assets, accrued pension benefits, environmental liabilities, asset retirement obligations, and the resultant deferred income tax adjustments.

(In millions)
Purchase consideration:
Consideration paid at closing	$501.2
Redeemable Preferred Stock issued	19.6
Initial working capital adjustment	31.3
Final working capital adjustment	2.4
Total purchase consideration	$554.5

Purchase price allocation:
Assets:
Cash	$10.2
Trade accounts receivable	150.1
Inventories	173.8
Property, plant and equipment	326.4
Deferred income taxes	6.1
Other	4.0
Identifiable intangible assets	21.1
Total assets	691.7
Liabilities:
Trade payables	112.4
Accrued liabilities	26.9
Accrued pension liabilities	46.0
Environmental liabilities	18.4
Other	13.7
Deferred income taxes	4.8
Total liabilities	222.2
Estimated fair value of net assets acquired	$469.5

Total purchase consideration	$554.5
Estimated fair value of net assets acquired	469.5
Goodwill	$85.0

The estimated fair value of trade accounts receivable is based on the undiscounted receivables management expected to receive from the $150.4 million of total trade accounts receivable at the acquisition date. Due to the short-term nature of the receivables, the undiscounted receivables expected to be collected are estimated to approximate fair value.

Inventories include the estimated fair value of finished goods, work in process, raw material and supplies. The estimated fair value of finished goods was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of work in process considered costs to complete to finished goods and was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of raw materials and supplies was based on replacement cost. The $173.8 million of estimated fair value of inventories includes $10.6 million in fair value adjustments, of which $1.3 million and $8.5 million was amortized as noncash charges in cost of sales during the three and nine months ended September 30, 2015, respectively.

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

Based on the estimated fair value of assets acquired and liabilities assumed, goodwill of $85.0 million is attributable to Real Alloy’s strong management team, assembled workforce and its defensible market share. As the purchase price allocation for the Real Alloy Acquisition has not yet been finalized, the allocation of goodwill to our reporting units has not yet been finalized.

The following table reflects the activity associated with goodwill during the nine months ended September 30, 2015:

(In millions)
Balance at beginning of period	$—
Preliminary purchase price allocation for the Real Alloy Acquisition reported as of March 31, 2015	102.3
Adjustments to preliminary purchase price allocation for the Real Alloy Acquisition recorded in the quarter ended June 30, 2015	(17.8)
Adjustments to preliminary purchase price allocation for the Real Alloy Acquisition recorded in the quarter ended September 30, 2015	0.5
Balance at end of period	$85.0

The operating results of Real Alloy are included in the Company’s unaudited condensed consolidated financial statements from the acquisition date. For the period from the acquisition date to September 30, 2015, Real Alloy’s total revenues and loss from continuing operations before income taxes were $845.0 million and $20.4 million, respectively.

The following selected unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2015 and 2014, give effect to this business combination as though the transaction occurred on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Total revenues:
As reported	$338.6	$—	$845.1	$0.1
Pro forma	338.6	392.6	1,081.9	1,165.6
Earnings (loss) from continuing operations before income taxes:
As reported	$2.5	$(1.4)	$(36.2)	$(6.1)
Pro forma	3.0	(2.4)	(18.5)	(43.6)

NOTE 4—INVENTORIES

The following table presents the components of inventories as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(In millions)	2015	2014
Finished goods	$35.6	$—
Raw materials and work in process	70.5	—
Supplies	12.0	—
Total inventories	$118.1	$—

NOTE 5—DEBT, OTHER FINANCING ARRANGEMENTS AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(In millions)	2015	2014
Senior Secured Notes:
Principal amount outstanding	$305.0	$—
Unamortized original issue discount and issuance costs	(14.7)	—
Senior Secured Notes, net	290.3	—
Asset-Based Facility:
Principal amount outstanding	57.5	—
Unamortized debt issuance costs	(2.6)	—
Asset-Based Facility, net	54.9	—
Capital leases	4.5	—
Current portion of long-term debt	(1.8)	—
Total long-term debt, net	$347.9	$—

Long-term debt

Senior Secured Notes

On January 8, 2015, Real Alloy, as successor to SGH Escrow, completed a private placement of $305.0 million aggregate principal of 10% Senior Secured Notes at a price of 97.206% of the principal amount thereof to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act. The Senior Secured Notes were issued pursuant to an indenture, dated as of January 8, 2015 (the “Indenture”) between Real Alloy, as successor to SGH Escrow, Real Alloy Parent, and Wilmington Trust, National Association (“Wilmington”), as trustee and notes collateral trustee.

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

The Indenture, among other things, limits Real Alloy and its restricted subsidiaries’ (as defined in the Indenture) ability to: incur additional indebtedness or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with Real Alloy’s affiliates; or enter into any sale and leaseback transactions. These covenants are subject to important exceptions and qualifications. As of September 30, 2015, Real Alloy was in compliance with all such covenants.

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year, commencing on July 15, 2015, through the date of maturity.  For the three and nine months ended September 30, 2015, interest expense associated with the Senior Secured Notes was $8.7 million and $25.2 million, respectively, including $1.1 million and $3.2 million of noncash expense related to the amortization of the original issue discount and debt issuance costs, respectively, for the three and nine months ended September 30, 2015.

Asset-Based Facility

On February 27, 2015, a wholly owned domestic subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility that matures on October 15, 2018. The Asset-Based Facility is secured by a first priority lien on the borrowers and, to the extent no adverse tax impact would be incurred, Real Alloy’s foreign subsidiaries’ accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes.  The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. U.S. dollar denominated loans under the U.S. Sub-facility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at LIBOR, or (ii) the Base Rate (as defined below), in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. The “Base Rate” is equal to the greater of (a) the U.S. prime rate, (b) the U.S. Federal Funds Rate plus 50 basis points, and (c) the sum of LIBOR plus a margin based on the amount of the excess availability under the Asset-Based Facility. Canadian dollar denominated loans under the Canadian Sub-facility will bear interest, at the borrowers’ option, either (i) at 1, 2, 3 or 6-month interest periods at an average Canadian interbank rate, or (ii) floating at the greater of the Canadian prime rate or the average 30-day Canadian interbank rate plus 1.35%, in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. Events of default will trigger an increase of 2.0% in all interest rates. Interest is payable monthly in arrears, except for LIBOR loans and Canadian interbank rate loans, for which interest is payable at the end of each relevant interest period. On the initial funding date, the borrowers paid a 1.0% funding fee. For the three and nine months ended September 30, 2015, interest expense associated with the Asset-Based Facility was $0.5 million and $1.1 million, respectively, including $0.2 million and $0.5 million related to the amortization of debt issuance costs, respectively. As of September 30, 2015, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Capital Leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy Business, primarily mobile and office equipment, were assumed. In the normal course of operations, Real Alloy enters into capital leases to finance office and other equipment for its operations. As of September 30, 2015, $1.8 million of the $4.5 million in capital lease obligations are due within the next twelve months.

Factoring Facility

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50 million Factoring Facility, which provides for nonrecourse sales of certain of its accounts receivables to a financial institution, subject to certain limitations and eligibility requirements. The Factoring Facility has a termination date of January 15, 2019.

Prior to the collection of proceeds from the transferred receivables, advances against such proceeds are available to the Real Alloy subsidiary, subject to certain limitations and eligibility requirements. Such advances, which totaled $4.4 million as of September 30, 2015, are recorded as a reduction to the financing receivable in the unaudited condensed consolidated balance sheets, due to the counterparty’s right of set off.

The interest rate applicable to advances under the Factoring Facility is the three-month EURIBOR (daily rate) fixed on the last business day of a month for the following month, plus 1.65%. Interest expense on advances was $0.1 million for the nine months ended September 30, 2015.

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

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control under the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company may redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock held by Aleris and its subsidiaries has a liquidation preference of $26.0 million, as of September 30, 2015, and is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement).

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date. The difference between the redemption value and the estimated fair value as of the issuance date is being accreted to the redemption value over the period preceding the holder’s right to redeem the instrument, or sixty-six months, using the effective interest method.

The following table presents the activity related to the carrying value of Redeemable Preferred Stock during the nine months ended September 30, 2015:

(In millions)
Balance at beginning of period	$—
Issuance of Redeemable Preferred Stock	19.6
Dividends and accretion	1.6
Balance at end of period	$21.2

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share as of September 30, 2015.

In May 2015, 15,000 Warrants were exercised, including 7,500 on a cashless basis, resulting in the issuance of 9,360 shares of common stock and gross proceeds of $0.1 million. In September 2015, 16,667 Warrants were exercised on a cashless basis, resulting in the issuance of 6,969 shares of common stock. Upon exercise, the fair value of the Warrants exercised are reclassified to additional paid-in capital. As of September 30, 2015, 1,468,333 Warrants remain outstanding.

The Company utilizes a Monte Carlo simulation to estimate the fair value of the common stock warrant liability as of September 30, 2015 and December 31, 2014. See Note 12—Derivative and Other Financial Instruments and Fair Value Measurements for a discussion about the estimated fair values determined using the Monte Carlo simulation option pricing model. A decrease in the common stock warrant liability results in other nonoperating income, while an increase in the common stock warrant liability results in other nonoperating expense. The following table presents changes in the fair value of the common stock warrant liability during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$11.1	$8.3	$5.6	$9.3
Warrants exercised	(0.1)	—	(0.2)	—
Change in fair value of common stock warrant liability	(3.4)	(2.4)	2.2	(3.4)
Balance at end of period	$7.6	$5.9	$7.6	$5.9

NOTE 7—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes the activity within stockholders’ equity and noncontrolling interest for the nine months ended September 30, 2015:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance at beginning of period	$85.7	$(0.1)	$85.6
Net earnings (loss)	(3.3)	0.3	(3.0)
Dividends and accretion on Redeemable Preferred Stock	(1.6)	—	(1.6)
Exercise of common stock options	1.1	—	1.1
Issuance of common stock, net of issuance costs	63.3	—	63.3
Share-based compensation expense	1.0	—	1.0
Proceeds from Warrant exercises	0.1	—	0.1
Reclassification of common stock warrant liability on Warrant exercises	0.2	—	0.2
Treasury shares acquired, net of reissuances	(0.1)	—	(0.1)
Noncontrolling interest acquired in business combination	—	0.8	0.8
Change in accumulated other comprehensive loss	(2.6)	—	(2.6)
Balance at end of period	$143.8	$1.0	$144.8

The following table reflects changes in the number of outstanding shares of common stock during the nine months ended September 30, 2015:

Shares of Common Stock Outstanding
Balance at beginning of the period	17,099,882
Common stock issued	11,304,673
Restricted common stock awards granted, net of forfeitures	240,990
Common stock options exercised, net of share repurchases	229,892
Common stock issued from Warrant exercises	26,027
Treasury shares acquired, net of reissuance	(9,698)
Balance at end of the period	28,891,766

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss for the nine months ended September 30, 2015:

(In millions)	Currency Translation
Balance at beginning of period	$—
Current period currency translation adjustments	(2.6)
Balance at end of period	$(2.6)

NOTE 9—INCOME TAXES

At the end of each reporting period, Real Industry makes an estimate of its annual effective income tax rate. The estimate used for the nine months ended September 30, 2015 may change in subsequent periods. The effective tax rate for the three and nine months ended September 30, 2015 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and changes in valuation allowances.

As of December 31, 2014, the Company had estimated federal and California NOLs of $933.6 million and $994.7 million, respectively. The federal NOLs have a 20-year life and begin to expire after the 2027 tax year, while the California NOLs have either a 10-year or

20-year life and begin to expire after the 2017 tax year. In order to preserve these tax attributes, restrictions are included in Real Industry’s Amended and Restated Bylaws on transfers of its common stock (the “Tax Benefit Preservation Provision”). Unless approved by the board of directors (the “Board”), any attempted transfer of Real Industry common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) (i) any person or group of persons owning 4.9% of the then-outstanding shares of Real Industry common stock, whether directly or indirectly (a “4.9-percent holder”); or (ii) the ownership interests of any “five-percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased, unless such decrease is the result of a transfer to a public group through the facilities of a national exchange. Persons wishing to become a 4.9-percent holder (or existing five-percent holders wishing to increase or decrease their percentage ownership, unless the decrease relates to a transfer to a public group) must request a waiver of the restriction from Real Industry, and the Board may grant a waiver in its sole discretion. The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of NOLs available in a particular year.

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

NOTE 10—EMPLOYEE BENEFIT PLANS

The following table presents the components of the net periodic benefit expense under the German defined benefit pension plans for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2015	2015
Service cost	$0.2	$0.6
Interest cost	0.2	0.5
Net periodic benefit expense	$0.4	$1.1

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

Basic earnings per share is computed by dividing net earnings attributable to Real Industry, Inc. by the weighted average number of common shares outstanding for the reporting period. In connection with the Rights Offering, the Company distributed subscription rights to all of its existing stockholders as of January 28, 2015, and the subscription rights price represented a discount to the market value of the Company’s common stock upon the closing of the Rights Offering on February 27, 2015, with respect to the common stockholders. The discount in the Rights Offering with respect to common stockholders represents an implied stock dividend, which requires retroactive adjustment of the weighted average shares outstanding reported in reporting periods prior to February 27, 2015. Adjustments to the weighted average shares outstanding in all reporting periods prior to December 31, 2014 disclosed in this Report reflect an 8.3% increase from previously reported weighted average shares outstanding, based on the fair value per share immediately preceding the closing of the Rights Offering, with respect to common stockholders, and the fair value of the common stock as of February 27, 2015. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock awards, common stock options, unvested performance shares and the Warrants, determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014:

(In millions, except share	Three Months Ended September 30,		Nine Months Ended September 30,
and per share amounts)	2015	2014	2015	2014
Earnings (loss) from continuing operations	$2.0	$(0.7)	$(29.5)	$(4.2)
Earnings (loss) from discontinued operations, net of income taxes	(0.7)	1.5	26.5	4.6
Net earnings (loss)	1.3	0.8	(3.0)	0.4
Earnings from continuing operations attributable to noncontrolling interest	0.1	—	0.3	—
Net earnings (loss) attributable to Real Industry, Inc.	1.2	0.8	(3.3)	0.4
Dividends and accretion on Redeemable Preferred Stock	(0.7)	—	(1.6)	—
Numerator for basic and diluted earnings per share—Net earnings (loss) available to common stockholders	$0.5	$0.8	$(4.9)	$0.4
Denominator for basic earnings per share— Weighted average shares outstanding	28,556,383	13,162,987	25,993,660	13,151,059
Effect of dilutive securities	1,257,090	—	—	—
Denominator for diluted earnings per share— Weighted average shares outstanding	29,813,473	13,162,987	25,993,660	13,151,059
Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.05)	$(1.21)	$(0.32)
Discontinued operations	(0.02)	0.11	1.02	0.35
Basic earnings (loss) per share	$0.02	$0.06	$(0.19)	$0.03
Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.05)	$(1.21)	$(0.32)
Discontinued operations	(0.02)	0.11	1.02	0.35
Diluted earnings (loss) per share	$0.02	$0.06	$(0.19)	$0.03

Unvested restricted common stock, common stock options, unvested performance shares and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. The dilutive impact of these securities is reflected in the weighted average diluted shares outstanding for the three months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, and the three months ended September 30, 2014, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested performance shares and the Warrants are excluded from diluted earnings (loss) per share as their impact would be antidilutive. The following table provides details on the average market price of Real Industry common stock and the weighted average number of outstanding shares of unvested restricted common stock, common stock options, unvested performance shares and Warrants that were potentially dilutive for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average market price of Real Industry common stock	$10.63	$8.77	$9.18	$9.93
Potentially dilutive common stock equivalents:
Unvested restricted common stock	—	109,319	224,526	105,381
Common stock options	—	1,205,743	850,707	1,213,671
Unvested performance shares	—	—	116,190	—
Warrants	—	1,500,000	1,491,874	1,500,000
Total potentially dilutive common stock equivalents	—	2,815,062	2,683,297	2,819,052

NOTE 12—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivatives

Real Alloy may use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with its metal, natural gas and certain currency exposures. Generally, we enter into master netting arrangements with our counterparties and offset net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our condensed consolidated balance sheets. For classification purposes, Real Alloy records the net fair value of each type of derivative position expected to settle in less than one year (by counterparty) as a net current asset or liability and each type of long-term position as a net long-term asset or liability.

Metal hedging

As metal is purchased to fill fixed-price customer sales orders at Real Alloy, London Metal Exchange (“LME”) future swaps or forward contracts are sold.  As sales orders are priced, LME future or forward contracts may be purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2015, Real Alloy had 30.7 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2015, Real Alloy had 2.1 trillion British thermal unit forward buy contracts.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of September 30, 2015, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading. As of September 30, 2015, no cash collateral was posted or held.

The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of assets and liabilities presented therein. As of September 30, 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	Fair Value of Derivatives
	as of September 30, 2015
(In millions)	Asset	Liability
Metal	$0.6	$(1.1)
Natural gas	—	(0.3)
Total	0.6	(1.4)
Effect of counterparty netting arrangements	(0.6)	0.6
Net derivatives as classified in the condensed consolidated balance sheet	$—	$(0.8)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of September 30, 2015, as recorded in the unaudited condensed consolidated balance sheets:

		September 30,
(In millions)	Balance Sheet Location	2015
Derivative liabilities
Metal	Accrued liabilities	$0.5
Natural gas	Accrued liabilities	0.3
Total		$0.8

Common stock warrant liability

Common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 50% and an expected term of 4.7 years as of September 30, 2015, and 52% volatility and an expected term of 5.8 years as of December 31, 2014, along with a 25% equity raise probability assumption and a 15% equity raise price discount assumption in the periods following December 31, 2015. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in an increase in the estimated fair value of the common stock warrant liability. However, the most significant input in determining the fair value of the common stock warrant liability is the price of our common stock on the measurement date. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Estimated Fair Value
(In millions)	Fair Value Hierarchy	September 30, 2015	December 31, 2014
Derivative assets	Level 2	$0.6	$—
Derivative liabilities	Level 2	(1.4)	—
Net derivative liabilities		$(0.8)	$—
Common stock warrant liability	Level 3	$(7.6)	$(5.6)

The common stock warrant liability is the only asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2015 and 2014. Please see Note 6—Common Stock Warrant Liability for a reconciliation from the beginning balance to the ending balance of the common stock warrant liability for the three and nine months ended September 30, 2015 and 2014.

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents realized losses on derivative financial instruments during the three and nine months ended September 30, 2015:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2015	2015
Metal	$1.5	$2.2
Natural gas	—	—
Total	$1.5	$2.2

Other Financial Instruments

The following tables present the carrying values and fair value estimates of other financial instruments as of September 30, 2015 and December 31, 2014:

		September 30, 2015
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$44.9	$44.9
Restricted cash held in escrow (other current assets)	Level 1	3.9	3.9
Loans receivable, net (other noncurrent assets)	Level 3	1.2	1.2
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$290.3	$315.7
Asset-Based Facility	Level 2	54.9	54.9
Capital leases	Level 3	4.5	4.5
Redeemable Preferred Stock	Level 3	$21.2	$20.5

		December 31, 2014
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Continuing operations:
Cash and cash equivalents	Level 1	$62.0	$62.0
Loans receivable, net (other noncurrent assets)	Level 3	1.2	1.2
Discontinued operations:
Cash and cash equivalents	Level 1	1.0	1.0
Liabilities
Discontinued operations:
Line of credit	Level 3	$1.0	$1.0
Long-term debt	Level 3	13.6	13.6

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of September 30, 2015 and December 31, 2014:

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

Long-term debt – Senior Secured Notes

The estimated fair value of the Senior Secured Notes as of September 30, 2015 is based on observable market prices.

Long-term debt – Asset-Based Facility

The estimated fair value of the Asset-Based Facility as of September 30, 2015 is based on market characteristics, including interest rates and maturity dates generally consistent with market terms.

Long-term debt – Capital leases

The estimated fair value of the capital leases as of September 30, 2015 is based on market characteristics of the equipment leases, including interest rates and payment terms generally consistent with market terms.

Redeemable Preferred Stock

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument at issuance, calculated using a discounted cash flow analysis using the Hull & White model, with a term of sixty-six months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 14.2% credit spread adjustment to a zero coupon yield curve, which is being accreted to redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months from issuance, using the effective interest method. An increase in the discount rate would result in a decrease in the estimated fair value of the redeemable preferred stock, while a decrease in the discount rate would result in an increase in the estimated fair value of the redeemable preferred stock. There have been no significant changes in the fair value of the Redeemable Preferred Stock subsequent to issuance.

NOTE 13—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of September 30, 2015, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

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

Reportable segment information

The following tables show segment revenues and Adjusted EBITDA for the three and nine months ended September 30, 2015 and a reconciliation from Adjusted EBITDA to operating profit. For the three and nine months ended September 30, 2014, there were no reportable segments.

	Three Months Ended September 30, 2015
(In millions)	RANA	RAEU	Total
Revenues	$205.2	$133.4	$338.6
Adjusted EBITDA	$15.4	$7.4	$22.8

	Nine Months Ended September 30, 2015
(In millions)	RANA	RAEU	Total
Revenues	$521.7	$323.3	$845.0
Adjusted EBITDA	$36.3	$16.9	$53.2

(In millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Adjusted EBITDA	$22.8	$53.2
Unrealized losses (gains) on derivative financial instruments	(0.5)	0.8
Depreciation and amortization—excludes Corporate and Other	10.3	24.2
Impact of recording inventory at fair value through purchase accounting	1.3	8.5
Operating loss of Corporate and Other	3.2	10.5
Other	1.1	2.2
Operating profit	$7.4	$7.0

The following tables present summarized balance sheet information for each of our reportable segments and a reconciliation to consolidated assets and liabilities as of September 30, 2015:

(In millions)	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$5.2	$16.4
Trade accounts receivable, net	86.4	15.2
Financing receivable	—	47.6
Inventories	72.9	45.2
Other current assets	5.1	2.8
Total current assets	169.6	127.2
Property, plant and equipment, net	215.4	104.6
Other noncurrent assets	4.8	2.0
Total segment assets	$389.8	$233.8
Segment Liabilities
Current liabilities:
Trade payables	$65.0	$55.3
Accrued liabilities	22.3	13.1
Total current liabilities	87.3	68.4
Accrued pension benefits	—	46.3
Environmental liabilities	18.4	—
Other noncurrent liabilities	6.9	1.7
Total segment liabilities	$112.6	$116.4

(In millions)
Assets:
RANA	$389.8
RAEU	233.8
Unallocated	139.6
Total consolidated assets	$763.2
Liabilities:
RANA	$112.6
RAEU	116.4
Unallocated	368.2
Total consolidated liabilities	$597.2

NOTE 14—DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of September 30, 2015 and December 31, 2014, of the components of the Company designated as discontinued operations as of September 30, 2015:

	September 30,	December 31,
(In millions)	2015	2014
Current assets:
Cash and cash equivalents	$0.1	$1.0
Trade accounts receivable, net	—	4.5
Inventories	—	11.4
Other current assets	—	1.1
Total current assets of discontinued operations	$0.1	$18.0
Noncurrent assets:
Property, plant and equipment	$—	$0.3
Intangible assets, net	—	1.6
Goodwill	—	17.8
Other noncurrent assets	—	0.3
Total noncurrent assets of discontinued operations	$—	$20.0
Current liabilities:
Trade payables	$—	$2.9
Accrued liabilities	0.6	0.3
Line of credit	—	1.0
Long-term debt due within one year	—	3.9
Total current liabilities of discontinued operations	$0.6	$8.1
Noncurrent liabilities:
Long-term debt	$—	$9.7
Repurchase reserve	0.7	5.5
Total noncurrent liabilities of discontinued operations	$0.7	$15.2

On January 9, 2015, we sold all of our interests in NABCO (previously reported as the Industrial Supply segment) for $77.9 million, including a final working capital adjustment of $0.1 million. As a result of the sale, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

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

In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the New York state six-year statute of limitations on loan repurchase demands begins to run as of the closing date on which the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Based on the final decision in the ACE Securities Case, management has reassessed its exposure to losses from repurchase demands and believes a repurchase reserve of $0.7 million is adequate as of September 30, 2015.

The Company did not settle or receive any repurchase claims during the nine months ended September 30, 2015 or the year ended December 31, 2014. The repurchase reserve liability was $0.7 million and $5.5 million as of September 30, 2015 and December 31, 2014, respectively. As a result of the decision in the ACE Securities Case, we reassessed the estimates for losses associated with repurchase claims and, consequently, reduced the allowance for repurchase reserves by $4.3 million in the quarter ended June 30, 2015. During the three months ended September 30, 2015 and 2014, the repurchase reserve was reduced by zero and $0.2 million, respectively, and $4.8 million and $0.7 million in the nine months ended September 30, 2015 and 2014, respectively. As a result of the change in estimate as a result of the ACE Securities Case, the nonrecurring increase in earnings increased earnings per share from discontinued operations by $0.17 per share for the nine months ended September 30, 2015.

The following table presents the operating results, for the three and nine months ended September 30, 2015 and 2014, for the components of the Company designated as discontinued operations as of September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Revenues	$—	$11.0	$0.7	$29.3
Cost of sales	—	6.9	0.4	18.7
Gross profit	—	4.1	0.3	10.6
Selling, general and administrative expenses	—	1.7	0.6	4.9
Amortization of intangibles	—	0.3	—	0.8
Other operating expense, net	—	—	0.1	—
Operating profit (loss)	—	2.1	(0.4)	4.9
Nonoperating income	—	(0.4)	(44.6)	(2.1)
Earnings before income taxes	—	2.5	44.2	7.0
Income tax expense	0.7	1.0	17.7	2.4
Earnings (loss) from discontinued operations, net of income taxes	$(0.7)	$1.5	$26.5	$4.6

The nonoperating income for the nine months ended September 30, 2015 is primarily related to the $39.7 million gain on sale of NABCO and the $4.8 million reduction of the repurchase reserve, including $4.3 million as a result of the ACE Securities Case. Income tax expense for the three months ended September 30, 2015 results from a revised estimate of the gain on sale of NABCO, for income tax purposes, and the allocation of income tax expense between continuing and discounted operations for the nine months ended September 30, 2015.

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

Real Alloy’s reserves for environmental remediation liabilities totaled $21.3 million as of September 30, 2015. Of the total remediation liability, $2.9 million is classified in accrued liabilities in the unaudited condensed consolidated balance sheets, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements related primarily to the normal operation of its landfills and the retirement of the related assets. Real Alloy’s total asset retirement obligations were $7.3 million as of September 30, 2015, of which $0.3 million are classified as accrued liabilities and $7.0 million as other noncurrent liabilities, which represents the most probable costs of remedial actions.

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

SGGH Matters

Colburn Matter. Gwyneth Colburn, the former Executive Vice President of Fremont’s Commercial Real Estate group, filed both a lawsuit and a bankruptcy proof of claim seeking in excess of $2.5 million under a contract known as a management continuity agreement (“MCA”). The Company prevailed on Ms. Colburn’s lawsuit and the bankruptcy court disallowed her proof of claim. With appeals from those rulings pending, in October 2015, SGGH and Ms. Colburn entered into a settlement and release agreement whereby Ms. Colburn dismissed her claims and all pending appeals in exchange for a waiver of SGGH’s rights to recover costs. This matter is now concluded with SGGH prevailing in full.

Walker Matter. Kyle Walker, the former Chief Executive Officer and President of FIL, filed both a lawsuit and a bankruptcy proof of claim seeking in excess of $3.5 million under an MCA. The Company prevailed on Mr. Walker’s lawsuit and the bankruptcy court disallowed his proof of claim. With an appeal from the disallowance of the bankruptcy proof of claim pending (all appeals from the judgment in the lawsuit having been exhausted) in October 2015, SGGH and Mr. Walker entered into a settlement and release agreement whereby Mr. Walker dismissed his claims and the bankruptcy appeal in exchange for a waiver of SGGH’s rights to recover costs. This matter is now concluded with SGGH prevailing in full.

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

Remaining Bankruptcy Claims. As of September 30, 2015, there remained two open claims filed with the United States Bankruptcy Court for the Central District of California, comprised of the disputed Colburn and Walker claims totaling $5.1 million. As described above, in October 2015, both the Colburn and Walker bankruptcy claims were settled, with SGGH prevailing in full.

NOTE 16—SUBSEQUENT EVENT

On October 6, 2015, the Company filed a $700.0 million shelf registration statement on Form S-3, which the SEC declared effective on October 22, 2015. This shelf registration statement replaces our Form S-3 declared effective by the SEC on September 26, 2013. Under the new shelf registration statement, the Company can issue up to $700.0 million of debt and/or equity securities.

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

Certain statements in this Report, including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15A of our Annual Report, our reclassified audited consolidated financial statements and other detailed information included in our Current Report on Form 8-K filed with the SEC on October 6, 2015, and “Risk Factors” included in Part I, Item 1A of our Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Report and in our Annual Report. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

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

A key element to our business strategy is utilizing our federal NOLs, primarily generated by SGGH’s former businesses, then known as Fremont and its primary operating subsidiary, FIL. As of December 31, 2014, our federal and California NOLs were approximately $933.6 million and $994.7 million, respectively. The NOLs are further discussed in Note 9—Income Taxes in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

The Company’s consolidated financial statements included in this Report and MD&A present the Company’s financial condition and results of operations by reportable segment, Corporate and Other, and discontinued operations.

Our Segments

We have two reportable segments based on the organizational structure that our CODM currently uses to evaluate performance, make decisions on resource allocations and perform business reviews of financial results. One additional line of business, a specialty cosmetics company, does not meet the criteria of a reportable segment and is included in Corporate and Other. The Company’s reportable segments are Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”), as further described below. We are only reporting the results of these reportable segments for the period from February 27, 2015 to September 30, 2015, or approximately seven months, under the captions “for the nine months ended September 30, 2015.”

In addition to analyzing our consolidated operating performance based on revenues, our CODM measures the performance of our reportable segments utilizing Adjusted EBITDA, discussed further below in “Critical Measures of Our Financial Performance.” Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Adjusted EBITDA in managing and assessing the performance of our business segments and overall business, and believes that Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Real Alloy North America

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in eighteen facilities located in the United States, Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. Similar to the second quarter of 2015, we estimate that approximately 58% of RANA’s invoiced sales volume was used in automotive applications in the third quarter of 2015. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts customer-owned aluminum scrap and dross and returns the recycled metal in ingot or molten form to these same customers for a fee. The remainder of RANA’s volume is supplied under “buy/sell” arrangements with our customers whereby scrap aluminum is purchased from third parties and we convert that material to our customers’ specifications and deliver it in ingot or molten form. The “buy/sell” portion of RANA’s business has a much more significant impact on reported revenue and cost of sales compared to tolling arrangements, as the metal cost of the third party purchases of scrap are included in the figures. For the three and nine months ended September 30, 2015, RANA reported $205.2 million and $521.7 million of revenues, respectively, which represented 60.6% and 61.7% of the Company’s consolidated revenue.

Real Alloy Europe

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver the recycled metal in ingot or molten form to our customers from six facilities located in Germany, Norway and Wales. Our RAEU segment supplies the European automobile industry, which we estimate represented approximately 72% of this segment’s invoiced sales volume in the second and third quarters of 2015, and other aluminum producers and manufacturers serving other European aluminum industries. Also similar to RANA, RAEU services its customer via tolling and “buy/sell” arrangements. For the three and nine months ended September 30, 2015, RAEU reported $133.4 million and $323.3 million in revenues, respectively, which represented 39.4% and 38.3% of the Company’s consolidated revenue.

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

In addition to focusing on tolling relationships and carefully managing the size of our commercial inventory position related to our Buy/Sell business, Real Alloy also utilizes various derivative financial instruments designed to reduce the impact of changing aluminum prices on these net physical purchases and sales, particularly in our European operations. A portion of our Buy/Sell business is done based on published indices, which often do not correlate with the LME and, therefore, are not hedged. Real Alloy’s risk management practices reduce but do not eliminate exposure to changing aluminum prices. While these practices limit exposure to unfavorable aluminum price changes, they also limit Real Alloy’s ability to benefit from favorable price changes. Further, counterparties may require the posting of cash collateral if the fair value of derivative liabilities exceeds the amount of credit granted by each counterparty, thereby reducing liquidity. As of September 30, 2015, no cash collateral was posted with counterparties.

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

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Revenues	$338.6	$—	$845.1	$0.1
Cost of sales	313.2	—	793.5	0.4
Gross profit (loss)	25.4	—	51.6	(0.3)
Operating costs	18.0	3.8	44.6	8.9
Operating profit (loss)	7.4	(3.8)	7.0	(9.2)
Nonoperating expense (income)	4.9	(2.4)	43.2	(3.1)
Earnings (loss) from continuing operations before income taxes	2.5	(1.4)	(36.2)	(6.1)
Income tax expense (benefit)	0.5	(0.7)	(6.7)	(1.9)
Earnings (loss) from continuing operations	2.0	(0.7)	(29.5)	(4.2)
Earnings (loss) from discontinued operations, net of income taxes	(0.7)	1.5	26.5	4.6
Net earnings (loss)	1.3	0.8	(3.0)	0.4
Earnings from continuing operations attributable to noncontrolling interest	0.1	—	0.3	—
Net earnings (loss) attributable to Real Industry, Inc.	$1.2	$0.8	$(3.3)	$0.4
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.05)	$(1.21)	$(0.32)
Discontinued operations	(0.02)	0.11	1.02	0.35
Basic earnings (loss) per share	$0.02	$0.06	$(0.19)	$0.03
Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.05)	$(1.21)	$(0.32)
Discontinued operations	(0.02)	0.11	1.02	0.35
Diluted earnings (loss) per share	$0.02	$0.06	$(0.19)	$0.03

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2015

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our operating results are limited in value and we have elected not to make any comparisons that management deems could be misleading.

Net earnings for the three months ended September 30, 2015 was $1.2 million, or $0.02 per basic and diluted earnings per share. Net loss for the nine months ended September 30, 2015 was $3.3 million, or $0.19 per basic and diluted loss per share. Our consolidated results for the nine months ended September 30, 2015 only include the results of operation of Real Alloy from the acquisition date through September 30, 2015, or approximately seven months. In both the three and nine months ended September 30, 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•	We incurred zero and $14.8 million of transaction and financing-related costs and expenses associated with the Real Alloy Acquisition during the three and nine month periods, respectively;
•

We reported $1.3 million and $8.5 million in noncash cost of sales related to the amortization of the fair value adjustment of inventories under purchase accounting during the three and nine month periods, respectively;

•

There was approximately $4.9 million of interest expense (including amortization of issuance discount and debt issuance costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition on February 27, 2015 where we had no offsetting operations from Real Alloy;

•

We reported $3.4 million of other noncash nonoperating income and $2.2 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability during the three and nine month periods, respectively.  The nonoperating income recognized in the three months ended September 30, 2015 was primarily driven by the decrease in the price of our common stock during the quarter, while the nonoperating expense recognized in the nine months ended September 30, 2015 was primarily driven by the increase in the price of our common stock from December 31, 2014; and

•	We recorded a $39.7 million pretax gain on sale of NABCO during the nine month period, as well as $4.8 million of recovery on allowance for repurchase reserve, reported in discontinued operations.

Segments’ Results of Operations for the Three and Nine Months Ended September 30, 2015

The following tables present our segment results of operations for the three and nine months ended September 30, 2015, and a reconciliation of Adjusted EBITDA to operating profit. As previously discussed, as a result of the transformative transactions completed in the first quarter of 2015 our segments did not exist in the comparable period for the prior year, so we are not reporting comparable results of operations. The results of operations of Real Alloy are included from the acquisition date, February 27, 2015, through September 30, 2015. See “Non-GAAP Financial Measures” below for more information about Adjusted EBITDA.

	Three Months Ended September 30, 2015
(Dollars in millions, tons in thousands)	RANA	RAEU	Total
Buy/Sell metric tons invoiced	88.1	46.3	134.4
Toll metric tons invoiced	112.3	53.2	165.5
Total metric tons invoiced	200.4	99.5	299.9
Revenues	$205.2	$133.4	$338.6
Adjusted EBITDA	$15.4	$7.4	$22.8

	Nine Months Ended September 30, 2015
(Dollars in millions, tons in thousands)	RANA	RAEU	Total
Buy/Sell metric tons invoiced	212.7	113.1	325.8
Toll metric tons invoiced	265.9	124.0	389.9
Total metric tons invoiced	478.6	237.1	715.7
Revenues	$521.7	$323.3	$845.0
Adjusted EBITDA	$36.3	$16.9	$53.2

(In millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Adjusted EBITDA	$22.8	$53.2
Unrealized losses (gains) on derivative financial instruments	(0.5)	0.8
Depreciation and amortization—excludes Corporate and Other	10.3	24.2
Impact of recording inventory at fair value through purchase accounting	1.3	8.5
Operating loss of Corporate and Other	3.2	10.5
Other	1.1	2.2
Operating profit	$7.4	$7.0

RANA Segment

For the three months ended September 30, 2015, RANA generated $15.4 million of Adjusted EBITDA on $205.2 million of total revenues.  During the period, buy/sell arrangements with our customers represented 44% of total invoiced volume, while tolling arrangements represented 56%, compared to 46% buy/sell and 54% tolling arrangements in the second quarter. Adjusted EBITDA per metric ton invoiced decreased to $77 in the three months ended September 30, 2015, as compared to $78 in the second quarter, as metal spreads remained relatively constant.

For the nine months ended September 30, 2015, RANA generated $36.3 million of Adjusted EBITDA on $521.7 million of total revenues. During the period, buy/sell arrangements with our customers represented 44% of total invoiced volume. Adjusted EBITDA per metric ton invoiced was $76 in the nine months ended September 30, 2015.

Gross profit for RANA was $16.2 million for the three months ended September 30, 2015, representing a margin of 7.9% of total revenues. Cost of sales consists primarily of metal costs and conversion costs. During the quarter, RANA’s cost of sales includes $0.7 million in noncash expenses associated with purchase accounting resulting from the amortization of the fair value adjustment of acquired inventories. Excluding this amount, gross profit would have been $16.9 million during the period or a gross margin of 8.2%. Cost of sales per metric ton invoiced for the three months ended September 30, 2015 was $943, as compared to $1,073 in the period from February 27 to June 30, 2015, primarily from lower metal costs. During the three months ended September 30, 2015, gross profit was positively impacted by lower maintenance costs as a result of purchase accounting adjustments to property, plant and equipment.

Gross profit was $34.1 million for the period from February 27, 2015 to September 30, 2015, representing a margin of 6.5% of total revenues. Cost of sales includes $4.5 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventories. Excluding this amount, gross profit would have been $38.6 million during the period or a gross margin of 7.4%. Cost of sales per metric ton invoiced for the nine months ended September 30, 2015 was $1,019.

Selling, general and administrative (“SG&A”) expenses, excluding depreciation and amortization, were $8.8 million and $18.9 million for the three months ended September 30, 2015 and the nine months ended September 30, 2015, respectively. Approximately 25% of the SG&A expenses RANA incurred during the three months ended September 30, 2015 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services and human resource services. As Real Alloy continues to implement its separation from Aleris, management anticipates that expenses related to the transition services agreement with Aleris will decrease, and such costs and expenses will be replaced directly at Real Alloy as it builds out its own stand-alone infrastructure. We expect the ongoing expenses as a stand-alone operation to be lower than the expenses associated with the transition services provided by Aleris.

RANA recognized $0.3 million and $0.3 million of losses on derivative financial instruments in the three and nine months ended September 30, 2015, respectively. All of the losses were unrealized as of September 30, 2015. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Depreciation and amortization was $7.2 million and $17.0 million for the three and nine months ended September 30, 2015, respectively. Capital expenditures were $15.9 million during the nine months ended September 30, 2015.

RAEU Segment

For the three months ended September 30, 2015, RAEU generated $7.4 million of Adjusted EBITDA on $133.4 million of total revenues. During the period, buy/sell arrangements with our customers represented 47% of total invoiced volume, while tolling arrangements represented 53%, compared to 50% buy/sell and 50% toll in the second quarter. Adjusted EBITDA per metric ton invoiced increased to $74 in the three months ended September 30, 2015 as compared to $70 in the second quarter, driven primarily by more favorable metal spreads.

For the period from February 27, 2015 to September 30, 2015, Adjusted EBITDA was $16.9 million on $323.3 million of total revenues. During the period, buy/sell arrangements with our customers represented 48% of total invoiced volume, while tolling arrangements represented 52%. Adjusted EBITDA per metric ton invoiced was $71 in the nine months ended September 30, 2015.

Gross profit for RAEU was $7.7 million for the three months ended September 30, 2015, representing a margin of 5.8% of total revenues. During the quarter, RAEU’s cost of sales includes $0.6 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventory. Excluding this amount, gross profit would have been $8.3 million during the period, or a gross margin of 6.2%. Cost of sales per metric ton invoiced was $1,263 during the three months ended September 30, 2015, as compared to $1,323 during the three months ended June 30, 2015.

Gross profit was $15.2 million for the period from February 27, 2015 to September 30, 2015, representing a margin of 4.7% of total revenues. During the period, cost of sales includes $4.1 million in expenses associated with purchase accounting due to the amortization of the fair value adjustment of acquired inventory, which will not be significant in the future. Excluding this amount, gross profit would have been $19.3 million during the period, or a gross margin of 6.0%. Cost of sales per metric ton invoiced was $1,299 during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2015, RAEU’s gross profit was positively impacted by lower maintenance costs as a result of purchase accounting adjustments to property, plant and equipment.

SG&A expenses, excluding depreciation and amortization, were $4.5 million and $10.4 million for the three months ended September 30, 2015 and the period from February 27, 2015 to September 30, 2015, respectively. Approximately 16% of the SG&A expenses RAEU incurred during the three months ended September 30, 2015 relate to transition services expenses for support received from Aleris, primarily for information technology services. As Real Alloy implements its separation from Aleris, management expects expenses related to the transition services agreement with Aleris to decrease over the remainder of the year, but such costs and expenses will be replaced directly at Real Alloy as the business builds out its own stand-alone infrastructure. We expect the ongoing expenses as a stand-alone operation to be lower than the expenses associated with Aleris’ transition services.

RAEU recognized $0.7 million and $2.7 million of losses on derivative financial instruments in the three and nine months ended September 30, 2015, respectively, including $1.5 million and $2.2 million of realized losses, respectively, and unrealized gains of $0.8 million in the three months ended September 30, 2015 and $0.5 million of unrealized losses in the nine months ended September 30, 2015.

Depreciation and amortization was $3.1 million and $7.2 million for the three months ended September 30, 2015 and the period from February 27, 2015 to September 30, 2015, respectively. Capital expenditures were $2.7 million for the nine months ended September 30, 2015.

Operating costs outside of segments

Operating costs outside of our reportable segments, included in Corporate and Other, relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status. We do not allocate such costs to specific segments and exclude them from segment results of operations, as management excludes such costs when assessing segment performance. For the three and nine months ended September 30, 2015, operating costs in Corporate and Other were $3.2 million and $10.5 million, respectively.

Corporate and Other also includes the results of Cosmedicine, a small specialty cosmetics business owned by the Company, as it does not meet the threshold of a reportable segment.  The operations of Cosmedicine, which re-launched its branded skin care product line during the second quarter, incurred operating costs of $0.5 million and $1.3 million in the three and nine months ended September 30, 2015, respectively.

Nonoperating expenses and income

Interest expense, net

Interest expense for the three and nine months ended September 30, 2015 was $9.2 million and $26.6 million, respectively, related to debt and the Factoring Facility. Included in interest expense are the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three and nine months ended September 30, 2015 was $1.3 million and $3.7 million, respectively. For the nine months ended September 30, 2015, interest expense, including amortization of original issue discount and debt issuance costs, associated with the Senior Secured Notes was recorded in the period January 8, 2015 through September 30, 2015, while the interest expense, including amortization of debt issuance costs, associated with the Factoring Facility and Asset-Based Facility was recorded in the period February 27, 2015 through September 30, 2015.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses in the three and nine months ended September 30, 2015 were zero and $14.8 million, respectively, and relate to the Real Alloy Acquisition.

Other

We reported $3.4 million of other noncash nonoperating income and $2.2 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability during the three and nine month periods, respectively. Additionally, during the three months ended September 30, 2015, the Company recognized a $0.9 million gain on the sale of a trademark owned by Cosmedicine.

Provision for income taxes

At the end of each reporting period, we make an estimate of the Company’s annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2015 may change in subsequent periods. Income tax expense for the three months ended September 30, 2015 was $0.5 million and the income tax benefit for the nine months ended September 30, 2015 was $6.7 million. The effective tax rate for the three and nine months ended September 30, 2015 and 2014 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and valuation allowances.

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

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $2.2 million to a $0.7 million loss for the three months ended September 30, 2015, as compared to earnings of $1.5 million for the three months ended September 30, 2014. The decrease was due primarily to the earnings from NABCO in 2014.

Earnings from discontinued operations, net of income taxes increased $21.9 million to $26.5 million for the nine months ended September 30, 2015, as compared to $4.6 million for the nine months ended September 30, 2014. The earnings of discontinued operations, net of income taxes in 2015 primarily represents the $39.7 million pretax gain on sale of NABCO and the $4.8 million recovery of the reserve for repurchase reserve, partially offset by a $15.3 million increase in income tax expense in 2015 and the reduction of NABCO’s earnings in 2014.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(In millions)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44.9	$62.0
Trade accounts receivable, net	101.6	—
Financing receivable	47.6	—
Inventories	118.1	—
Deferred income taxes	0.1	5.1
Other current assets	14.4	1.0
Current assets of discontinued operations	0.1	18.0
Total current assets	326.8	86.1
Debt and equity offering costs	—	14.5
Property, plant and equipment	320.1	0.1
Intangible assets, net	20.6	0.1
Goodwill	85.0	—
Deferred income taxes	2.7	—
Other noncurrent assets	8.0	1.1
Noncurrent assets of discontinued operations	—	20.0
TOTAL ASSETS	$763.2	$121.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$120.6	$—
Accrued liabilities	39.0	7.1
Long-term debt due within one year	1.8	—
Deferred income taxes	0.4	—
Current liabilities of discontinued operations	0.6	8.1
Total current liabilities	162.4	15.2
Accrued pension benefits	46.3	—
Environmental liabilities	18.4	—
Long-term debt, net	347.9	—
Common stock warrant liability	7.6	5.6
Deferred income taxes	5.3	—
Other noncurrent liabilities	8.6	0.3
Noncurrent liabilities of discontinued operations	0.7	15.2
TOTAL LIABILITIES	597.2	36.3
Redeemable preferred stock	21.2	—
TOTAL STOCKHOLDERS' EQUITY	144.8	85.6
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$763.2	$121.9

General

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our financial condition are limited in value and we have elected not to make any comparisons that management deems could be misleading.

As discussed further below, total assets increased $641.3 million to $763.2 million as of September 30, 2015, from $121.9 million as of December 31, 2014; total liabilities increased $560.9 million to $597.2 million as of September 30, 2015, from $36.3 million as of December 31, 2014; and total stockholders’ equity increased to $144.8 million as of September 30, 2015, from $85.6 million as of December 31, 2014.

Changes in stockholders’ equity reflect net earnings during the period, increased by equity issuances, share-based compensation expense, dividends and accretion on Redeemable Preferred Stock, and changes in accumulated other comprehensive loss. See the Note 7—Stockholders’ Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of September 30, 2015:

(In millions)	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$5.2	$16.4
Trade accounts receivable, net	86.4	15.2
Financing receivable	—	47.6
Inventories	72.9	45.2
Other current assets	5.1	2.8
Total current assets	169.6	127.2
Property, plant and equipment, net	215.4	104.6
Other noncurrent assets	4.8	2.0
Total segment assets	$389.8	$233.8
Segment Liabilities
Current liabilities:
Trade payables	$65.0	$55.3
Accrued liabilities	22.3	13.1
Total current liabilities	87.3	68.4
Accrued pension benefits	—	46.3
Environmental liabilities	18.4	—
Other noncurrent liabilities	6.9	1.7
Total segment liabilities	$112.6	$116.4

The following table provides a reconciliation of allocated segment assets and liabilities to consolidated assets and liabilities as of September 30, 2015. Unallocated assets and liabilities consist primarily of corporate cash and cash equivalents, deferred income taxes, intangible assets, goodwill, and long-term debt, none of which our CODM uses in the evaluation of operating performance of the reportable segments.

(In millions)
Assets:
RANA	$389.8
RAEU	233.8
Unallocated	139.6
Total consolidated assets	$763.2
Liabilities:
RANA	$112.6
RAEU	116.4
Unallocated	368.2
Total consolidated liabilities	$597.2

Cash and cash equivalents

Consolidated cash and cash equivalents increased $6.4 million to $44.9 million as of September 30, 2015, from $38.5 million as of June 30, 2015 and decreased $17.1 million from $62.0 million as of December 31, 2014. Cash and cash equivalents maintained at Real Alloy, totaled $21.6 million as of September 30, 2015, an increase of $3.7 million from $17.9 million as of June 30, 2015. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other increased $2.7 million from June 30, 2015, to $23.3 million as of September 30, 2015, primarily as a result of proceeds raised in controlled equity offerings, offset by corporate expenses. The decrease in cash at Corporate and Other as of September 30, 2015 as compared to December 31, 2014 is primarily the result of capital contributions to Real Alloy to fund a portion of the Real Alloy Acquisition and the payment of corporate expenses during the period, offset by gross proceeds raised in the Rights Offering and controlled equity offerings totaling $68.0 million.

Trade accounts receivable, net

Trade accounts receivable, net was $101.6 million as of September 30, 2015, compared to $106.0 million as of June 30, 2015, driven primarily by lower sales as a result of lower metal prices. With the sale of NABCO and its reclassification to discontinued operation, we are reporting zero trade accounts receivable as of December 31, 2014.

Financing receivable

Financing receivable was $47.6 million as of September 30, 2015, compared to $52.2 million as of June 30, 2015. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility.

 Inventories

Inventories were $118.1 million as of September 30, 2015, compared to $123.2 as of June 30, 2015. Inventory values have declined due to lower metal prices. With the sale of NABCO and its reclassification to discontinued operation, we are reporting zero inventories as of December 31, 2014.

Other current assets

Other current assets were $14.4 million as of September 30, 2015, an increase of $1.3 million from the $13.1 million reported as of June 30, 2015, and a $13.4 million increase from the $1.0 million reported as of December 31, 2014. The significant increase in the first quarter was associated with the Real Alloy Acquisition.

Debt and equity offering costs

The debt and equity offering costs of $14.5 million at December 31, 2014 were expensed or reclassified in the first quarter of 2015, resulting in a zero balance as of September 30, 2015. Of such capitalized costs, $0.3 million associated with the Rights Offering was reclassified as a reduction of additional paid-in capital; $3.6 million associated with the Senior Secured Notes and Asset-Based Facility were reclassified as a reduction of the associated debt; and$10.6 million associated with the backstop and bridge financing agreements not utilized to fund the Real Alloy Acquisition were expensed.

Property, plant and equipment, net

Property, plant and equipment, net was $320.1 million as of September 30, 2015, and reflects the preliminary purchase accounting adjustments to estimated fair value at the acquisition date plus capital expenditures during the period, offset by scheduled depreciation and amortization during the nine months ended September 30, 2015.

Goodwill and intangible assets, net

Intangible assets, net are comprised primarily of customer relationships and decreased $0.2 million to $20.6 million as of September 30, 2015, from $20.8 million as of June30, 2015, as a result of scheduled amortization. Intangible assets increased from $0.1 million as of December 31, 2014 due to the Real Alloy Acquisition. Goodwill is reported at $85.0 million based on the preliminary estimate of the fair values of the Real Alloy Acquisition as of September 30, 2015, an increase of $0.5 million from the $84.5 million reported as of June 30, 2015, due to refinements in the estimate of fair values during the third quarter.

Trade payables

Trade payables decreased to $120.6 million as of September 30, 2015, from $128.0 million as of June 30, 2015, compared to zero as of December 31, 2014. The increase from December 31, 2014 is primarily due to the Real Alloy Acquisition. The decrease from June 30, 2015 is primarily attributable to a decrease in metal purchases.

Accrued liabilities

Accrued liabilities decreased $12.3 million to $39.0 million as of September 30, 2015, from $51.3 million as of June 30, 2015, compared to $7.1 million as of December 31, 2014. The increase from 2014 is primarily related to the Real Alloy Acquisition, while the decrease from June 30, 2015 is primarily from the payment of the final working capital adjustment to Aleris and the payment of accrued interest on the Senior Secured Notes in July 2015, partially offset by an overall decrease in accrued professional fees associated with the Real Alloy Acquisition.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $46.3 million and $18.4 million, respectively, as of September 30, 2015 and were assumed as part of the Real Alloy Acquisition and recorded at estimated fair value as of the acquisition date. These amounts are largely unchanged from the amounts reported at June 30, 2015.

Long-term debt

Long-term debt increased to $349.7 million as of September 30, 2015, from $341.3 million as of June 30, 2015, compared to zero as of December 31, 2014.  See Note 5—Debt, Other Financing Arrangements and Redeemable Preferred Stock in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report for additional information about our long-term debt. In the third quarter, long-term debt, net increased $8.4 million as a result of advances on the Asset-Based Facility to fund a portion of the final working capital adjustment payment to Aleris, payment of interest on the Senior Secured Notes, and new capital leases.

Common stock warrant liability

Common stock warrant liability decreased to $7.6 million as of September 30, 2015, from $11.1 million as of June 30, 2015, and increased $2.0 million from the $5.6 million reported as of December 31, 2014. The change in fair value of common stock warrant liability during the three and nine months ended September 30, 2015 are primarily attributable to the decrease or increase in the underlying market price of our common stock from the beginning of the respective periods. See Note 6—Common Stock Warrant Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to $0.1 million as of September 30, 2015, from $38.0 million as of December 31, 2014. Liabilities of discontinued operations decreased to $1.3 million as of September 30, 2015, from $23.3 million as of December 31, 2014. The decrease in assets and liabilities of discontinued operations is primarily the result of the sale of NABCO in January 2015 and a reduction of the repurchase reserve during the second quarter.

The repurchase reserve decreased $4.8 million to $0.7 million as of September 30, 2015, from $5.5 million as of December 31, 2014. In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the six-year statute of limitations on loan repurchase demands begin to run as of the date the representations were made, in the ACE Securities Case, the date of the mortgage loan purchase agreements. Management has reassessed its exposure to losses from repurchase demands and, based on the final decision in the ACE Securities Case, believes a repurchase reserve of $0.7 million is adequate as of June 30, 2015, and reversed $4.6 million during the quarter ended June 30, 2015.

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

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents, and receivables from our subsidiaries related to various intercompany arrangements, including tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of September 30, 2015, we had an effective shelf registration statement on Form S-3, with $203.5 million of securities available to be issued to use for existing business requirements and future acquisitions. In October 2015, we filed a new shelf registration statement on Form S-3 registering $700.0 million of securities available to be issued. Concurrently with the declaration of effectiveness of the $700.0 shelf registration statement, the previous registration statement was terminated. During the nine months ended September 30, 2015, we raised $59.8 million of gross proceeds in our Rights Offering, including with respect to both common stockholders and Warrant holders; and $1.2 million from the exercise of common stock options and Warrants; and $8.2 million from controlled public equity offerings. Our principal uses of liquidity, as of September 30, 2015, are the payment of operating costs of the holding company and to support our operating subsidiaries and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

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

As of September 30, 2015, approximately $18.5 million of our cash and cash equivalents were held by our non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided (used) by operating, investing and financing activities for the nine months ended September 30, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Net cash provided by (used in) operating activities	$61.7	$(1.2)
Net cash used in investing activities	(469.9)	(0.2)
Net cash provided by (used in) financing activities	390.2	(1.7)
Effect of exchange rate differences on cash and cash equivalents	—	—
Decrease in cash and cash equivalents	$(18.0)	$(3.1)

Cash flows from operating activities

Cash flows provided by operating activities were $61.7 million for the nine months ended September 30, 2015, which was the result of net loss of $3.0 million for the period, adjusted for noncash expenses, including depreciation and amortization of $24.3 million; a $2.2 million noncash charge related to the change in fair value of the common stock warrant liability; the amortization of $8.5 million of the purchase accounting adjustment to inventories; the amortization of $3.7 million of debt issuance costs; $63.0 million of cash provided by the changes in operating assets and liabilities; and reduced by $26.5 million of earnings from discontinued operations, net of income taxes and a $8.6 million deferred income tax benefit.

Cash flows used in operating activities were $1.2 million for the nine months ended September 30, 2014, primarily related to the activities of NABCO classified within discontinued operations.

Cash flows from investing activities

Cash flows used in investing activities were $469.9 million for the nine months ended September 30, 2015 and included $524.7 million to acquire Real Alloy, partially offset by $74.0 million of proceeds from the sale of NABCO.

Cash flows used in investing activities were $0.2 million for the nine months ended September 30, 2014.

Cash flows from financing activities

Cash flows provided by financing activities were $390.2 million for the nine months ended September 30, 2015, which included $287.1 million of net proceeds from the issuance of the Senior Secured Notes, net of original issue discount and debt issuance costs, proceeds from the Asset-Based Facility of $117.4 million and $63.3 million of net proceeds from the issuance of common stock.  These fundings were offset by the repayment of NABCO debt totaling $14.3 million and $64.2 million of repayments on the Asset-Based Facility and capital leases.

Cash flows used in financing activities were $1.7 million for the nine months ended September 30, 2014, primarily from the advances on the NABCO line of credit within discontinued operations for seasonal operating needs.

Contractual Obligations

Contractual obligations as of September 30, 2015 are summarized by contractual maturity in the following table:

	Contractual Obligations - Payments Due By Period
(Dollars in Millions)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Senior Secured Notes	$—	$—	$305.0	$—	$305.0
Asset-Based Facility	—	—	57.5	—	57.5
Capital leases	1.8	2.7	—	—	4.5
Redeemable preferred stock	—	—	26.0	—	26.0
	$1.8	$2.7	$388.5	$—	$393.0

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

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility.  The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes.  The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of September 30, 2015, we estimate that the borrowing base would have supported borrowings of $78.4 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $17.2 million available for borrowing under the Asset-Based Facility as of September 30, 2015.

Capital Leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy business were assumed. In the normal course of operations, Real Alloy enters into capital leases related to mobile and office equipment. As of September 30, 2015, $1.8 million is due within the next twelve months.

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

The tables below provide reconciliations of Adjusted EBITDA to its most directly comparable financial measure presented in accordance with GAAP. Our reconciliation of Adjusted EBITDA to net loss and net cash provided by operating activities for the nine months ended September 30, 2015 is presented below:

Nine Months Ended September 30,
(In millions)	2015
Adjusted EBITDA	$53.2
Unrealized losses on derivative financial instruments	(0.8)
Depreciation and amortization—excludes Corporate and Other	(24.2)
Impact of recording inventory at fair value through purchase accounting	(8.5)
Operating loss of Corporate and Other	(10.5)
Other	(2.2)
Operating profit	7.0
Nonoperating expense, net	(43.2)
Loss from continuing operations before income taxes	(36.2)
Income tax benefit	(6.7)
Loss from continuing operations	(29.5)
Earnings from discontinued operations, net of income taxes	26.5
Net loss	(3.0)
Earnings from discontinued operations, net of income taxes	(26.5)
Depreciation and amortization	24.3
Deferred income tax benefit	(8.6)
Change in fair value of common stock warrant liability	2.2
Share-based compensation expense	1.0
Amortization of debt issuance costs	3.7
Unrealized losses on derivative financial instruments	0.8
Amortization of the fair value adjustment of acquired inventory	8.5
Other	1.0
Changes in operating assets and liabilities, net of the effects of the Real Alloy Acquisition	63.0
Net cash used in operating activities of discontinued operations	(4.7)
Net cash provided by operating activities	$61.7

Off-Balance Sheet Transactions

Factoring Facility

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50 million Factoring Facility. The Factoring Facility provides for purchases by a financial institution of eligible receivables, which are subject to certain limitations and eligibility requirements to be determined in the reasonable discretion of such financial institution based on the relevant account debtor creditworthiness and reliability. The arrangement is a true-sale, where receivables are sold on a nonrecourse basis in the event of payment default by the relevant customer. Advances on eligible transferred receivables are 90% of their face value. The Factoring Facility has a termination date of January 15, 2019. The German subsidiary of Real Alloy had €33.3 million of availability under the Factoring Facility as of September 30, 2015.

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

The potential for changes in the fair value of financial instruments is referred to as market risk.  In addition to our “Quantitative and Qualitative Disclosures about Market Risk” disclosures included in Part II, Item 7A of our Annual Report, we are exposed to additional market risks following the Real Alloy Acquisition. As of September 30, 2015, our significant market risks include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

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

Metal Hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2015, Real Alloy had 30.7 thousand metric tons of metal buy and sell derivative contracts.

Natural Gas Hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2015, Real Alloy had 2.1 trillion British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding net liability derivative contracts as of September 30, 2015, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of September 30, 2015:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$0.5	$1.5
Natural gas	0.3	0.6

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

Interest Rate Risk

Interest rate risk results primarily from exposure to changes in the yield curve, the volatility of interest rates, and credit spreads. Increases and decreases in interest rates generally translate into decreases and increases in fair values of those instruments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate instruments may be more sensitive to interest rate changes than variable rate instruments. As of September 30, 2015, we were exposed to interest rate risk primarily through borrowings under our Senior Secured Notes.

Credit Risk

We are exposed to credit risk associated with cash equivalents, trade accounts receivables and the financing receivable. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents as of September 30, 2015 consists principally of (i) cash balances in noninterest bearing checking accounts; and (ii) money market funds. Substantially all trade accounts receivable balances are unsecured. As of September 30, 2015, there is no concentration of credit risk with respect to trade receivables. As of September 30, 2015, our financing receivable was with one counterparty that is a global financial and industrial corporation rated A1 by Moody’s.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and Rule 15d-15, as of September 30, 2015.

As disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2015, our Principal Executive Officer and Principal Financial and Accounting Officer identified a material weakness in our internal control over financial reporting. The identified material weakness pertains to control deficiencies in our financial close process, specifically accounting for the Real Alloy Acquisition, including the lack of effective oversight and review of various analyses and reconciliations, and the inability to meet external financial reporting deadlines. The material weakness was caused by the significant level of activity related to accounting for the Real Alloy Acquisition, the integration of the Real Alloy Business, a manual consolidation process, and the complexity of the Real Alloy Acquisition and the associated purchase accounting.

As described in our quarterly report on Form 10-Q for the period ended June 30, 2015, and as discussed below, we are taking steps to remediate this material weakness; however, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Notwithstanding the material weakness, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the unaudited condensed consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Efforts to Address Identified Material Weakness

Our management takes internal controls and the integrity of the Company’s consolidated financial statements seriously and believes that the remediation steps described below are essential to maintaining strong and effective internal control over financial reporting, and a strong internal control environment. We are committed to ensuring that such controls are designed and operating effectively and have taken significant steps to remediate the material weakness during the period ended September 30, 2015, including:

•	We hired a new director of accounting and reporting at our Real Alloy operation, with significant technical accounting and SEC reporting experience;
•

We developed and implemented processes around the consolidation and financial reporting process, including supplementing controls over unusual transactions, review of account reconciliations and other oversight by financial leadership within the Company;

•	We have taken steps to automate our financial reporting and consolidation processes; and
•

We invested significantly in support and training for our financial reporting group as a demonstration of management’s commitment to ensuring a strong internal control over financial reporting process for the Company with effective disclosure controls and procedures.

We believe these steps have and will continue to strengthen our internal controls and will be effective in remediating the material weakness described above as of December 31, 2015. Our remediation efforts are subject to ongoing management review, as well as audit committee oversight. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to modify and strengthen the remediation plan throughout the remainder of fiscal 2015.

Changes in Internal Control over Financial Reporting

The Real Alloy Acquisition represented a considerable transformation for us, with Real Alloy now serving as our primary business. The transition services agreement with Aleris, under which Aleris will continue providing specified services for a limited time following the acquisition, has had a material impact on Real Alloy’s internal control over financial reporting. In conjunction with the acquisition, we have and continue to implement controls in the year to date period to address risks inherent in the integration and reporting processes at Real Alloy, as well as transition services being provided by Aleris.

In addition, the Company is taking actions to remediate the material weakness relating to internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes repurchases of the Company’s equity securities made during the three months ended September 30, 2015. Options were exercised by an employee by delivering shares held by such employee for more than six months and 16,667 Warrants were exercised on a cashless basis.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	21,856	9.79	—	—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On November 3, 2015, the Board amended the Company’s Amended and Restated Bylaws (the “Bylaws”) in order to reflect the change in the Company’s name to Real Industry, Inc. The amendments to the Bylaws also included certain other non-substantive changes. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Bylaws, which are filed as Exhibit 3.1 to this Report and are incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1		Third Amended and Restated Bylaws of the Registrant					X
31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X
	*	Management or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: November 6, 2015	/s/ Craig T. Bouchard
Craig T. Bouchard Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2015	/s/ Kyle Ross
Kyle Ross Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)