Form 10-Q
period 2016-03-31
Real Industry, Inc.
filed 2016-05-10
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer	☐		Accelerated Filer	☑

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

As of May 2, 2016, there were 29,253,422 shares of the Registrant’s common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share and per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37.0	$35.7
Trade accounts receivable, net	89.1	77.2
Financing receivable	35.3	32.7
Inventories	94.9	101.2
Prepaid expenses, supplies, and other current assets	23.5	24.7
Current assets of discontinued operations	0.1	0.3
Total current assets	279.9	271.8
Property, plant and equipment, net	296.2	301.5
Intangible assets, net	14.5	15.1
Goodwill	105.0	104.3
Other noncurrent assets	8.1	8.2
TOTAL ASSETS	$703.7	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$102.4	$100.9
Accrued liabilities	43.8	51.8
Long-term debt due within one year	2.4	2.3
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	148.7	155.1
Accrued pension benefits	39.7	38.0
Environmental liabilities	11.7	11.7
Long-term debt, net	326.3	312.1
Common stock warrant liability	7.5	6.9
Deferred income taxes	5.7	6.7
Other noncurrent liabilities	6.0	5.4
Noncurrent liabilities of discontinued operations	0.7	0.7
TOTAL LIABILITIES	546.3	536.6
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 26,966 and 26,502 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	22.6	21.9
Stockholders’ equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,245,870 and 28,901,464 shares issued; and 29,245,870 and 28,891,766 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	545.8	546.0
Accumulated deficit	(413.5)	(403.3)
Treasury stock, at cost; zero and 9,698 shares as of March 31, 2016 and December 31, 2015, respectively	—	(0.1)
Accumulated other comprehensive income (loss)	1.6	(1.0)
Total stockholders’ equity—Real Industry, Inc.	133.9	141.6
Noncontrolling interest	0.9	0.8
TOTAL STOCKHOLDERS’ EQUITY	134.8	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$703.7	$700.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In millions, except per share amounts)	2016	2015
Revenues	$309.4	$137.8
Cost of sales	292.8	133.0
Gross profit	16.6	4.8
Selling, general and administrative expenses	15.4	7.4
Losses (gains) on derivative financial instruments	1.2	(0.2)
Amortization of intangibles	0.6	0.1
Other operating expense, net	1.5	0.3
Operating loss	(2.1)	(2.8)
Nonoperating expense (income):
Interest expense, net	9.2	8.1
Change in fair value of common stock warrant liability	0.6	(0.7)
Acquisition-related costs and expenses	—	14.4
Foreign exchange gains on intercompany loans	(2.6)	—
Other, net	—	0.3
Total nonoperating expense	7.2	22.1
Loss from continuing operations before income taxes	(9.3)	(24.9)
Income tax expense (benefit)	0.7	(7.4)
Loss from continuing operations	(10.0)	(17.5)
Earnings (loss) from discontinued operations, net of income taxes	—	24.3
Net earnings (loss)	(10.0)	6.8
Earnings (loss) from continuing operations attributable to noncontrolling interest	0.1	0.1
Net earnings (loss) attributable to Real Industry, Inc.	$(10.1)	$6.7
EARNINGS (LOSS) PER SHARE
Net earnings (loss) attributable to Real Industry, Inc.	$(10.1)	$6.7
Dividends and accretion on Redeemable Preferred Stock	(0.7)	(0.2)
Net earnings (loss) available to common stockholders	$(10.8)	$6.5
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.38)	$(0.82)
Discontinued operations	—	1.12
Basic and diluted earnings (loss) per share	$(0.38)	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In millions)	2016	2015
Net earnings (loss)	$(10.0)	$6.8
Other comprehensive income (loss):
Currency translation adjustments	2.7	0.3
Amortization of net actuarial gains, net of tax	(0.1)	—
Comprehensive income (loss)	(7.4)	7.1
Comprehensive income (loss) attributable to noncontrolling interest	0.1	0.1
Comprehensive income (loss) attributable to Real Industry, Inc.	$(7.5)	$7.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(10.0)	$6.8
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of income taxes	—	(24.3)
Depreciation and amortization	14.7	3.7
Deferred income taxes	(1.1)	(7.4)
Change in fair value of common stock warrant liability	0.6	(0.7)
Share-based compensation expense included in Corporate and Other	0.5	0.3
Amortization of debt issuance costs	1.2	1.1
Unrealized losses (gains) on derivative financial instruments	0.4	(0.1)
Foreign currency exchange gains on intercompany loans	(2.6)	—
Amortization of purchase accounting adjustments	0.6	3.7
Other	0.4	0.1
Changes in operating assets and liabilities	(15.0)	41.8
Net cash used in operating activities of discontinued operations	0.2	(0.8)
Net cash provided by (used in) operating activities	(10.1)	24.2
Cash flows from investing activities:
Acquisition of business, net of cash	—	(491.0)
Proceeds from sale of NABCO	3.9	74.1
Purchases of property and equipment	(5.3)	(2.6)
Net cash used in investing activities	(1.4)	(419.5)
Cash flows from financing activities:
Payment of NABCO outstanding debt	—	(14.3)
Proceeds from Asset-Based Facility, net of issuance costs	28.0	57.1
Repayments on capital leases and the Asset-Based Facility	(16.0)	(24.0)
Proceeds from issuance of Senior Secured Notes, net of debt issuance costs	—	290.1
Proceeds from exercise of common stock options and Warrants	—	1.1
Proceeds from issuance of common stock, net of issuance costs	—	51.2
Other	0.6	(0.1)
Net cash provided by financing activities	12.6	361.1
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Increase (decrease) in cash and cash equivalents	1.3	(34.3)
Cash and cash equivalents, beginning of period	35.8	63.0
Cash and cash equivalents, end of period	$37.1	$28.7
Cash and cash equivalents, end of period—continuing operations	$37.0	$28.6
Cash and cash equivalents, end of period—discontinued operations	0.1	0.1
Cash and cash equivalents, end of period	$37.1	$28.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), formerly known as Signature Group Holding, Inc., is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable United States (“U.S.”) federal net operating tax loss carryforwards (“NOLs”) and the experience of our executive management team to acquire operating businesses at prices and on terms that are aligned with our growth plans.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), previously our primary operating business. On February 27, 2015, we acquired the global recycling and specification alloys business (the “Real Alloy Business”) of Aleris Corporation (“Aleris”) (the “Real Alloy Acquisition”). The Real Alloy Business, operating under Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) through its wholly owned subsidiary Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products, and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, steel and durable goods, aerospace, and building and construction industries. Real Alloy processes scrap aluminum and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-four facilities strategically located throughout North America and Europe and, as of March 31, 2016, had approximately 1,700 employees.

Other significant milestones achieved in 2015 included: on April 21, 2015, our common stock began trading on the Nasdaq Stock Market (“NASDAQ”) under the symbol “RELY” as part of the NASDAQ Global Select Market; on May 28, 2015, our stockholders approved an amendment to our charter to change our name to Real Industry, Inc.; and in June 2015, Real Industry became a member of the Russell Global®, Russell 2000® and Russell Microcap® indexes.

As a result of the transformative nature of the acquisition and divestiture activities described above, our operations in the first quarter of 2015, which included the results of operations of Real Alloy for 33 days, are not comparable to the first quarter of 2016, in which Real Alloy is reporting results for the full quarter in this Quarterly Report on Form 10-Q (the “Report”). See Note 11—Segment Information for additional information about our reportable segments.

The assets and liabilities and results of operations of NABCO, prior to its divestiture, are included in discontinued operations for all periods presented as a result of its sale in the first quarter of 2015. Discontinued operations also includes certain assets and liabilities related to the former businesses of our subsidiary SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). See Note 12—Discontinued Operations for additional information about our discontinued operations.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING UPDATES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry and its wholly owned and majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2016. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016 (the “Annual Report”).

During the quarter, the Company identified an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements, which resulted in the overstatement of property, plant and equipment, net, by $3.8 million, overstated deferred tax liability by $1.1 million and overstated net earnings by $2.7 million. The error occurred in the quarter ended December 31, 2015, and was corrected during the first quarter of 2016 in order to properly report the balance of property, plant and equipment, net and total equity as of March 31, 2016. As a result of the correction, cost of sales; gross profit; selling, general and administrative (“SG&A”) expenses; operating loss; loss from continuing operations and net loss are each impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses during the three months ended March 31, 2016. Management has concluded that the error reflected in the December 31, 2015 consolidated financial statements was not material and that the error correction in the first quarter is expected not to be material to the full year results of operations in 2016.

Recent accounting updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2018, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The adoption and implementation of the accounting and disclosure requirements of ASU 2014-09 will have a substantial impact on the financial statement disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies two aspects of Topic 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. ASU 2016-10 is intended to clarify the operability and understandability of the licensing implementation guidance. ASU 2016-10 will be effective for the Company in conjunction with the effective date of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this guidance in connection with ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in fiscal years beginning after December 31, 2018 on a modified retrospective basis and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) (“ASU 2016-06”), which clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3—INVENTORIES

The following table presents the components of inventories as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(In millions)	2016	2015
Real Alloy:
Finished goods	$30.6	$32.2
Raw materials and work in process	63.3	68.1
Total Real Alloy inventories	93.9	100.3
Cosmedicine - finished goods	1.0	0.9
Total inventories	$94.9	$101.2

NOTE 4—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(In millions)	2016	2015
Senior Secured Notes:
Principal amount outstanding	$305.0	$305.0
Unamortized original issue discount and issuance costs	(13.3)	(14.3)
Senior Secured Notes, net	291.7	290.7
Asset-Based Facility:
Principal amount outstanding	34.5	22.0
Unamortized debt issuance costs	(2.1)	(2.4)
Asset-Based Facility, net	32.4	19.6
Capital leases	4.6	4.1
Current portion of long-term debt	(2.4)	(2.3)
Total long-term debt, net	$326.3	$312.1

Long-term debt

Senior Secured Notes

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year through the date of maturity. For the three months ended March 31, 2016 and 2015, interest expense associated with the Senior Secured Notes was $8.6 million and $7.9 million, respectively, including $1.0 million and $1.1 million of noncash expense related to the amortization of the original issue discount and debt issuance costs, respectively. As of March 31, 2016, the borrowers were in compliance with all applicable covenants under the Indenture of the Senior Secured Notes.

Asset-Based Facility

For the three months ended March 31, 2016 and 2015, interest expense associated with the Asset-Based Facility was $0.4 million and $0.1 million, respectively, including $0.2 million and zero related to the amortization of debt issuance costs, respectively. As of March 31, 2016, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Capital Leases

In the normal course of operations, Real Alloy enters into capital leases to finance office and other equipment for its operations. As of March 31, 2016, $2.4 million of the $4.6 million in capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and has a liquidation preference of $27.0 million, as of March 31, 2016. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter.

Dividends may be paid in kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control as defined in the Indenture of the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company shall redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement).

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date plus dividends paid in-kind and accretion. The difference between the liquidation preference and the estimated fair value as of the issuance date is being accreted over the period preceding the holder’s right to redeem the instrument, or sixty-six months.

The following table presents the activity related to the carrying value of Redeemable Preferred Stock during the three months ended March 31, 2016:

(In millions)
Balance, December 31, 2015	$21.9
Dividends and accretion	0.7
Balance, March 31, 2016	$22.6

NOTE 5—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes the activity within stockholders’ equity attributable to Real Industry and noncontrolling interest for the three months ended March 31, 2016:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance, beginning of period	$141.6	$0.8	$142.4
Net earnings (loss)	(10.1)	0.1	(10.0)
Dividends and accretion on Redeemable Preferred Stock	(0.7)	—	(0.7)
Share-based compensation expense	0.5	—	0.5
Change in accumulated other comprehensive income (loss)	2.6	—	2.6
Balance, end of period	$133.9	$0.9	$134.8

The following table reflects changes in the number of outstanding shares of common stock during the three months ended March 31, 2016:

Shares of Common Stock Outstanding
Balance, beginning of the period	28,891,766
Restricted common stock awards granted	354,104
Balance, end of the period	29,245,870

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity within accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6.0)	$5.0	$(1.0)
Current period currency translation adjustments	2.5	0.2	2.7
Amortization of net actuarial gains, net of tax	—	(0.1)	(0.1)
Balance, end of period	$(3.5)	$5.1	$1.6

Included in current period currency translation adjustments are $0.5 million of currency translation adjustment gains associated with intercompany loans considered long-term in nature.

See Note 8—Employee Benefit Plans for additional information about the Company’s periodic benefit expense.

NOTE 7—INCOME TAXES

At the end of each reporting period, Real Industry makes an estimate of its annual effective income tax rate. The estimate used for the three months ended March 31, 2016 may change in subsequent periods. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and changes in valuation allowances. The income tax expense for the three months ended March 31, 2016 was $0.7 million, compared to a $7.4 million income tax benefit for the three months ended March 31, 2015.

As of December 31, 2015, the Company has estimated U.S. NOLs of $871.8 million and non-U.S. NOLs of $27.6 million. The U.S. NOLs have a 20-year life and begin to expire after the 2027 tax year. Additionally, the Company has state net operating loss tax carryforwards in amounts that are comparable to the U.S. NOLs. Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with U.S. NOLs and certain other foreign jurisdictions. Real Industry intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2010 through 2015 tax years remain open to examination.

NOTE 8—EMPLOYEE BENEFIT PLANS

The following table presents the components of net periodic benefit expense under the German defined benefit pension plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions)	2016	2015
Service cost	$0.2	$0.1
Interest cost	0.2	0.1
Amortization of net actuarial gains	(0.1)	—
Net periodic benefit expense	$0.3	$0.2

NOTE 9—EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share using the two-class method, as unvested restricted common stock and unvested performance shares contain non-forfeitable rights to dividends and meet the criteria of participating securities. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the Company presents basic and diluted earnings per share for its one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The Company’s reported net earnings are reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share.

Basic earnings per share is computed by dividing net earnings attributable to Real Industry, Inc., less dividends and accretion on Redeemable Preferred Stock, by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock awards, common stock options, unvested performance shares and the Warrants, determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions, except share and per share amounts)	2016	2015
Loss from continuing operations	$(10.0)	$(17.5)
Earnings (loss) from discontinued operations, net of income taxes	—	24.3
Net earnings (loss)	(10.0)	6.8
Earnings (loss) from continuing operations attributable to noncontrolling interest	0.1	0.1
Net earnings (loss) attributable to Real Industry, Inc.	(10.1)	6.7
Dividends and accretion on Redeemable Preferred Stock	(0.7)	(0.2)
Numerator for basic and diluted earnings (loss) per share— Net earnings (loss) available to common stockholders	$(10.8)	$6.5
Denominator for basic and diluted earnings (loss) per share— Weighted average shares outstanding	28,703,587	21,714,016
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.38)	$(0.82)
Discontinued operations	—	1.12
Basic and diluted earnings (loss) per share	$(0.38)	$0.30

Unvested restricted common stock, common stock options, unvested performance shares and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the three months ended March 31, 2016 and 2015, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested performance shares and the Warrants are excluded from diluted earnings (loss) per share as their impact would be antidilutive.

The following tables provide details on the average market price of Real Industry common stock; the outstanding shares of unvested restricted common stock, common stock options, unvested performance shares and Warrants that were potentially dilutive; and summary information about the potentially dilutive common stock equivalents for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Average market price of Real Industry common stock	$6.86	$7.22

	March 31,
	2016	2015
Potentially dilutive common stock equivalents:
Unvested restricted common stock	491,286	275,852
Common stock options	775,650	865,650
Unvested performance shares	381,823	—
Warrants	1,468,333	1,500,000
Total potentially dilutive common stock equivalents	3,117,092	2,641,502

	Three Months Ended March 31,
(In millions, except exercise prices)	2016	2015
Average unamortized share-based compensation expense:
Unvested restricted common stock awards	$2.2	$0.9
Unvested performance share awards	1.8	—
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.98

NOTE 10—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivatives

Real Alloy may use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with its metal, natural gas, and certain currency exposures. Generally, Real Alloy enters into master netting arrangements with its counterparties and offsets net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our condensed consolidated balance sheets. For classification purposes, Real Alloy records the net fair value of each type of derivative position expected to settle in less than one year (by counterparty) as a net current asset or liability and each type of long-term position as a net long-term asset or liability.

Metal hedging

Primarily in our RAEU segment, London Metal Exchange (“LME”) future swaps or forward contracts are sold as metal is purchased to fill fixed-priced customer sales orders. As sales orders are priced, LME future or forward contracts may be purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of the put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2016, Real Alloy had 27.1 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2016, Real Alloy had 1.3 trillion British thermal unit forward buy contracts.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of March 31, 2016, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading. As of March 31, 2016, no cash collateral was posted or held.

The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of assets and liabilities presented therein. As of March 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	Fair Value of Derivatives		Fair Value of Derivatives
	as of March 31, 2016		as of December 31, 2015
(In millions)	Asset	Liability	Asset	Liability
Metal	$—	$(0.5)	$0.2	$(0.3)
Natural gas	—	(0.6)	—	(0.6)
Total	—	(1.1)	0.2	(0.9)
Effect of counterparty netting arrangements	—	—	(0.2)	0.2
Net derivatives as classified in the consolidated balance sheets	$—	$(1.1)	$—	$(0.7)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of March 31, 2016 and December 31, 2015, as recorded in the unaudited condensed consolidated balance sheets:

		March 31,	December 31,
(In millions)	Balance Sheet Location	2016	2015
Metal	Accrued liabilities	$0.5	$0.1
Natural Gas	Accrued liabilities	0.6	0.6

Common stock warrant liability

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share as of March 31, 2016, at which time there were 1,468,333 Warrants outstanding.

The common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 50.8% and an expected term of 4.2 years as of March 31, 2016, and 49.9% volatility and an expected term of 4.4 years as of December 31, 2015, along with a 60% equity raise probability assumption, and a 15% equity raise price discount assumption in the periods following the measurement date. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in an increase in the estimated fair value of the common stock warrant liability. However, the most significant input in determining the fair value of the common stock warrant liability is the price of our common stock on the measurement date. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

The following table presents changes in the fair value of the common stock warrant liability during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions)	2016	2015
Balance, beginning of period	$6.9	$5.6
Change in fair value of common stock warrant liability	0.6	(0.7)
Balance, end of period	$7.5	$4.9

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

We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Estimated Fair Value
	Fair Value	March 31,	December 31,
(In millions)	Hierarchy	2016	2015
Derivative assets	Level 2	$—	$0.2
Derivative liabilities	Level 2	(1.1)	(0.9)
Net derivative liabilities		$(1.1)	$(0.7)
Common stock warrant liability	Level 3	$(7.5)	$(6.9)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents realized losses (gains) on derivative financial instruments during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions)	2016	2015
Metal	$0.2	$(0.1)
Natural gas	0.6	—
Total	$0.8	$(0.1)

Other Financial Instruments

The following tables present the carrying values and estimated fair values of other financial instruments as of March 31, 2016 and December 31, 2015:

		March 31, 2016
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$37.0	$37.0
Financing receivable	Level 2	35.3	35.3
Loans receivable, net (other noncurrent assets)	Level 3	1.1	1.1
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$291.7	$305.8
Asset-Based Facility	Level 2	32.4	34.5
Redeemable Preferred Stock	Level 3	$22.6	$18.7

		December 31, 2015
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$35.7	$35.7
Financing receivable	Level 2	32.7	32.7
Restricted cash held in escrow (other current assets)	Level 1	3.9	3.9
Loans receivable, net (other noncurrent assets)	Level 3	1.1	1.1
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$290.7	$310.9
Asset-Based Facility	Level 2	19.6	22.0
Redeemable Preferred Stock	Level 3	$21.9	$18.7

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of March 31, 2016 and December 31, 2015:

Cash and cash equivalents and restricted cash held in escrow

Cash and cash equivalents and restricted cash held in escrow are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a €50 million factoring facility (the “Factoring Facility”). The Factoring Facility provides for the transfer and sale of eligible receivables to a counterparty, the settlement of which generally occurs within thirty days of transfer, which are accounted for as true sales, and are included in operating cash flows. During the three months ended March 31, 2016, $89.9 million of receivables were transferred on a nonrecourse basis and proceeds of $88.4 million were received. Administrative fees and expenses associated with the Factoring Facility in the three months ended March 31, 2016 were $0.2 million.

The transferred receivables are isolated from Real Alloy’s accounts. Real Alloy maintains continuing involvement with the transferred receivables through limited servicing obligations, primarily related to recordkeeping. Real Alloy retains no rights to the transferred receivables, or associated collateral, and does not collect a servicing fee. Following transfer, Real Alloy has no further rights to any cash flows or other assets to any party related to the transfer.

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

Long-term debt – Senior Secured Notes

The estimated fair value of the Senior Secured Notes is based on observable market prices.

Long-term debt – Asset-Based Facility

The estimated fair value of the Asset-Based Facility is based on market characteristics, including interest rates and maturity dates generally consistent with market terms.

 Redeemable Preferred Stock

The estimated fair value of Redeemable Preferred Stock is determined based on a discounted cash flow analysis using the Hull & White model, with a remaining term of fifty-three months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 19.5% credit spread adjustment to a zero coupon yield curve, based on similar market instruments.

NOTE 11—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of March 31, 2016, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

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

Reportable segment information

The following tables show segment revenues from external customers (there were no intersegment revenues) and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 and reconciliations of Adjusted EBITDA to operating loss for each period presented. The two periods are not comparable as the results for 2015 include the results of operations for the period from the Real Alloy acquisition date to March 31, 2015, or approximately one month.

	Three Months Ended March 31, 2016
(In millions)	RANA	RAEU	Total
Revenues	$200.8	$108.6	$309.4
Adjusted EBITDA	$13.2	$5.1	$18.3

	Three Months Ended March 31, 2015
(In millions)	RANA	RAEU	Total
Revenues	$86.4	$51.4	$137.8
Adjusted EBITDA	$5.2	$2.7	$7.9

	Three Months Ended March 31,
(In millions)	2016	2015
Adjusted EBITDA	$18.3	$7.9
Unrealized gains (losses) on derivative financial instruments	(0.4)	0.1
Depreciation and amortization	(14.7)	(3.7)
Amortization of purchase accounting adjustments	(0.6)	(3.7)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(2.8)	(2.8)
Share-based compensation expense	(0.5)	(0.3)
Other	(1.4)	(0.3)
Operating loss	$(2.1)	$(2.8)

The following tables present summarized balance sheet information for each of our reportable segments and reconciliations to consolidated assets and liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$11.1	$5.4	$8.1	$7.2
Trade accounts receivable, net	72.1	17.0	63.7	13.5
Financing receivable	—	35.3	—	32.7
Inventories	61.4	32.5	61.7	38.5
Prepaid expenses, supplies, and other current assets	14.8	7.2	12.5	6.8
Total current assets	159.4	97.4	146.0	98.7
Property, plant and equipment, net	196.4	99.8	199.3	102.2
Intangible assets, net	14.4	—	15.0	—
Goodwill	95.7	9.3	95.4	8.9
Other noncurrent assets	4.9	2.0	4.9	1.9
Total segment assets	$470.8	$208.5	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$65.9	$36.3	$58.1	$42.3
Accrued liabilities	24.6	15.6	34.3	14.6
Total current liabilities	90.5	51.9	92.4	56.9
Accrued pension benefits	—	39.7	—	38.0
Environmental liabilities	11.7	—	11.7	—
Other noncurrent liabilities	4.2	2.0	4.1	1.4
Total segment liabilities	$106.4	$93.6	$108.2	$96.3

	March 31,	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$470.8	$460.6
Real Alloy Europe	208.5	211.7
Unallocated	24.4	28.6
Total consolidated assets	$703.7	$700.9
Liabilities:
Real Alloy North America	$106.4	$108.2
Real Alloy Europe	93.6	96.3
Unallocated	346.3	332.1
Total consolidated liabilities	$546.3	$536.6

NOTE 12—DISCONTINUED OPERATIONS

NABCO

On January 9, 2015, we sold all of our interests in NABCO for $77.9 million, including a final working capital adjustment of $0.1 million, including $3.9 million of proceeds released from escrow in the first quarter of 2016. As a result of the sale, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

SGGH

As of March 31, 2016, the largest liability within discontinued operations is a repurchase reserve that represents estimated losses from repurchase claims based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and was subject to known and unknown uncertainties using multiple assumptions requiring significant judgment.

The Company did not settle or receive any repurchase claims during the three months ended March 31, 2016 or the year ended December 31, 2015. The repurchase reserve liability was $0.7 million as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and 2015, the repurchase reserve was reduced by zero and $0.2 million, respectively.

Earnings from discontinued operations, net of income taxes for the three months ended March 31, 2015 is primarily related to the $39.7 million pretax gain on sale of NABCO.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and waste, and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives to perform environmental remediation by agencies in two states.

Real Alloy’s reserves for environmental remediation liabilities totaled $15.8 million and $16.0 as of March 31, 2016 and December 31, 2015, respectively. Of the total remediation liability, as of March 31, 2016 and December 31, 2015 $4.1 million and $4.3 million, respectively, are classified in accrued liabilities in the unaudited condensed consolidated balance sheets, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements related primarily to the normal operation of its landfills and the retirement of the related assets. Real Alloy’s total asset retirement obligations were $5.1 million and $5.0 as of March 31, 2016 and December 31, 2015, respectively, of which $0.9 million and $0.9 million are classified as accrued liabilities, respectively, and $4.2 million and $4.1 million as other noncurrent liabilities, respectively, which represents the most probable costs of remedial actions.

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

Based on management’s current understanding of these pending legal actions and proceedings, it does not believe that judgments or settlements arising from pending or threatened legal matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages that may be sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

See Note 23—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part IV, Item 15 of the Company’s Annual Report for additional information on certain legal proceedings and other matters involving the Company.

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

Overview

Real Industry is a Delaware holding company that operates through subsidiaries. Our business focus is supporting the performance of Real Alloy, a global leader in aluminum recycling and our single largest operating business today, and to make acquisitions of additional operating companies. We seek to acquire meaningful ownership stakes in businesses with talented and experienced management teams, strong customer relationships, and sustainable competitive advantages. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we expect to operate our businesses as autonomous subsidiaries, as we do with Real Alloy. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the needs of our existing operating segments, as necessary.

A key element to our business strategy is utilizing our considerable U.S. NOLs by becoming a significantly profitable enterprise. Our NOLs were predominantly generated by the legacy businesses of Fremont, and as of December 31, 2015, we have U.S. NOLs of approximately $871.8 million, which begin to expire if not used before our 2027 tax year. The ultimate realization of our deferred tax assets, including our U.S. NOLs, depends on our ability to generate future U.S. taxable income through the implementation of our business plan.

Transformation of Real Industry

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of NABCO, previously the primary business within our subsidiary SGGH. On February 27, 2015, we acquired and began operating Real Alloy. A portion of the proceeds of the sale of NABCO were used to fund the Real Alloy Acquisition.

On May 28, 2015, our stockholders approved our name change to Real Industry, Inc.; our common stock is traded on the Nasdaq Stock Market (“NASDAQ”) under the symbol “RELY”; and in 2015, Real Industry became a member of the Russell Global®, Russell 2000® and Russell Microcap® indexes.

As of March 31, 2016, Real Industry has a $700.0 million shelf registration statement on Form S-3.

Our Reportable Segments – RANA and RAEU

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

Real AlloyWe have two reportable segments, both related to the Real Alloy Business: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”). We are only including the results of operations for these two reportable segments for the period from the acquisition date, February 27, 2015. Accordingly, in any performance metric noted as “for the three months ended March 31, 2015,” the results of Real Alloy are only presented for approximately one month.

RANA includes aluminum melting, processing, recycling, and alloying activities conducted in eighteen facilities located in the United States, Canada and Mexico. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation, and steel. Approximately 54% and 58% of RANA’s invoiced sales volume was used in automotive applications in the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, RANA reported $200.8 million and $86.4 million of revenues, representing 65% and 63% of the Company’s consolidated revenues, respectively.

Similar to RANA, RAEU’s operations primarily convert aluminum scrap, dross and other alloying agents, as needed, and deliver the recycled metal in solid or molten form to customers from six facilities located in Germany, Norway and the United Kingdom. RAEU supplies the European automobile industry, which represented approximately 72% of this segment’s invoiced sales volume in the three months ended March 31, 2016 and 2015, and other aluminum producers and manufacturers serving other European aluminum industries. For the three months ended March 31, 2016 and 2015, RAEU reported $108.6 million and $51.4 million of revenues, respectively, representing 35% and 37% of the Company’s consolidated revenues.

In both RANA and RAEU, Real Alloy conducts business with its customers primarily through tolling arrangements and buy/sell arrangements. Under tolling arrangements, customers pay a fee to convert their own aluminum scrap or by-products into usable recycled metal. Tolling arrangements provide Real Alloy benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced working capital needs associated with tolling. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers and other producers, and the scrap is processed and sold as wrought or cast alloys to customer specifications. Real Alloy invoiced approximately 101.5 thousand metric tonnes (“kt”) in North America and 52.0 kt in Europe through tolling arrangements, which represented 53% of Real Alloy’s overall volume for the three months ended March 31, 2016, and invoiced approximately 94.8 kt in North America and 43.9 kt in Europe through buy/sell arrangements, which represented 47% of Real Alloy’s overall volume during the same period. The buy/sell portion of Real Alloy’s business has a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of metal is included in both figures.

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

In addition to analyzing our consolidated operating performance based on revenues, our CODM measures the performance of our reportable segments utilizing Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Adjusted EBITDA in managing and assessing the performance of our business segments and overall business, and believes that Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Other Operating Segments of Corporate and Other

As a holding company, we report the administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition strategies, maintenance of our public company status and management of our discontinued operations as “Corporate and Other.” The holding company plans to charge its operating segments management fees for providing oversight and for certain direct and indirect expenses incurred on their behalf. In the case of Real Alloy, for the three months ended March 31, 2016 and 2015, $0.8 million and $0.3 million of management fees were charged, respectively, although no cash has been transferred. Such charges are excluded from Real Alloy’s Adjusted EBITDA, as management excludes such costs when assessing segment performance.

Corporate and Other also includes the assets, liabilities, and results of operations of operating segments that do not meet the criteria of a reportable segment, generally as a result of the size of the segment, including Cosmedicine, LLC (“Cosmedicine”) and Signature Credit Partners, Inc. (“SCP”). Cosmedicine is a 90.0% owned specialty cosmetics company that re-launched a line of prestige skin care products and regimens, including lotions, crèmes and sunscreen in the second half of 2015. Cosmedicine owns the intellectual property and proprietary product formulations of a line of anti-aging skin care and skin protection products. As of March 31, 2016, Cosmedicine had $1.4 million of assets, of which approximately $1.0 million was inventory, and reported sales of less than $0.1 million in the three months ended March 31, 2016. SCP was the primary component of a former reportable segment, Special Situations. As of March 31, 2016, SCP has assets of approximately $1.6 million.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of our subsidiary SGGH that have been sold, or have been discontinued, including NABCO and certain of Fremont’s former operations where SGGH is still engaged in various legal proceedings with homeowners seeking to avoid foreclosure on loans originated by FIL. During the first quarter of 2015, NABCO was sold for a pretax gain of $39.7 million and, as a result of a strategic shift in the Company’s operations; its results of operations have been reclassified to discontinued operations.

As of March 31, 2016, discontinued operations has $0.1 million of assets and $0.8 million of liabilities. See Note 12—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about our discontinued operations.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern the following areas and are described in Part II, Item 7 of our Annual Report:

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

There were no changes in our critical accounting policies from those disclosed in the Annual Report during the three months ended March 31, 2016.

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions, except per share amounts)	2016	2015
Revenues	$309.4	$137.8
Cost of sales	292.8	133.0
Gross profit	16.6	4.8
Operating costs	18.7	7.6
Operating loss	(2.1)	(2.8)
Nonoperating expense	7.2	22.1
Loss from continuing operations before income taxes	(9.3)	(24.9)
Income tax expense (benefit)	0.7	(7.4)
Loss from continuing operations	(10.0)	(17.5)
Earnings (loss) from discontinued operations, net of income taxes	—	24.3
Net earnings (loss)	(10.0)	6.8
Earnings (loss) from continuing operations attributable to noncontrolling interest	0.1	0.1
Net earnings (loss) attributable to Real Industry, Inc.	$(10.1)	$6.7
EARNINGS (LOSS) PER SHARE
Net earnings (loss) attributable to Real Industry, Inc.	$(10.1)	$6.7
Dividends and accretion on Redeemable Preferred Stock	(0.7)	(0.2)
Net earnings (loss) available to common stockholders	$(10.8)	$6.5
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.38)	$(0.82)
Discontinued operations	—	1.12
Basic and diluted earnings (loss) per share	$(0.38)	$0.30

Consolidated Results of Operations – Comparison of Three Months Ended March 31, 2016 and March 31, 2015

As a result of the transformation of our business in the first quarter of 2015 from the Real Alloy Acquisition and the NABCO Sale, historical comparisons of our operating results are limited in value and we have elected not to make any comparisons that management deems could be misleading.

Net loss for the three months ended March 31, 2016 was $10.0 million, or $0.38 per basic and diluted loss per share, compared to net earnings for the three months ended March 31, 2015 of $6.8 million, or $0.30 per basic and diluted earnings per share. Our consolidated results for the three months ended March 31, 2015 only include the results of operation of Real Alloy from the acquisition date through March 31, 2015, or approximately one month.

During the three months ended March 31, 2016 and 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•	We recognized $3.8 million of depreciation expense from the correction of an immaterial error in 2015 during the three months ended March 31, 2016;
•	We incurred $14.4 million of transaction and financing-related costs and expenses associated with the Real Alloy Acquisition during the three months ended March 31, 2015;
•

We reported $0.6 million and $3.7 million in noncash cost of sales related to the amortization of the fair value adjustment of inventories and supplies under purchase accounting during the three months ended March 31, 2016 and 2015;

•

There was approximately $4.9 million of interest expense (including amortization of issuance discount and debt issuance costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition on February 27, 2015, during which we had no offsetting operations from Real Alloy;

•

We reported $0.6 million of noncash nonoperating expense and $0.7 million of noncash nonoperating income from the change in fair value of common stock warrant liability during the three months ended March 31, 2016 and 2015, respectively; and

•	We recorded a $39.7 million pretax gain on sale of NABCO, reported in discontinued operations during the three months ended March 31, 2015.

Segments’ Results of Operations–Comparison of Three Months Ended March 31, 2016 and March 31, 2015

The following tables present our segment results of operations for the three months ended March 31, 2016 and 2015, and a reconciliation of Adjusted EBITDA to operating loss for each of the periods presented. As described above, our consolidated results for the three months ended March 31, 2015 only include the results of operation of Real Alloy from the acquisition date through March 31, 2015, or approximately one month. See “Non-GAAP Financial Measures” below for more information about Adjusted EBITDA.

	Three Months Ended March 31, 2016
(Dollars in millions, tonnes in thousands)	RANA	RAEU	Total
Tolling metric tonnes invoiced	101.5	52.0	153.5
Buy/sell metric tonnes invoiced	94.8	43.9	138.7
Total metric tonnes invoiced	196.3	95.9	292.2
Revenues	$200.8	$108.6	$309.4
Cost of sales	186.0	106.8	292.8
Gross profit	$14.8	$1.8	$16.6

Selling, general and administrative expenses, excluding depreciation	$7.8	$3.9	$11.7
Operating profit (loss)	$5.7	$(4.5)	$1.2
Adjusted EBITDA	$13.2	$5.1	$18.3

	Three Months Ended March 31, 2015
(Dollars in millions, tonnes in thousands)	RANA	RAEU	Total
Tolling metric tonnes invoiced	42.1	21.0	63.1
Buy/sell metric tonnes invoiced	31.4	17.3	48.6
Total metric tonnes invoiced	73.5	38.3	111.8
Revenues	$86.4	$51.4	$137.8
Cost of sales	83.7	49.3	133.0
Gross profit	$2.7	$2.1	$4.8

Selling, general and administrative expenses, excluding depreciation	$2.7	$1.3	$4.0
Operating profit (loss)	$(0.2)	$0.5	$0.3
Adjusted EBITDA	$5.2	$2.7	$7.9

	Three Months Ended March 31,
(In millions)	2016	2015
Adjusted EBITDA	$18.3	$7.9
Unrealized gains (losses) on derivative financial instruments	(0.4)	0.1
Depreciation and amortization	(14.7)	(3.7)
Amortization of purchase accounting adjustments	(0.6)	(3.7)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(2.8)	(2.8)
Share-based compensation expense	(0.5)	(0.3)
Other	(1.4)	(0.3)
Operating loss	$(2.1)	$(2.8)

RANA Segment

For the three months ended March 31, 2016 and 2015, RANA generated $13.2 million and $5.2 million of Adjusted EBITDA, respectively, on $200.8 million and $86.4 million of total revenues, respectively. On a sequential quarter basis, total invoiced volume was flat, while revenues and Adjusted EBITDA in the three months ended March 31, 2016 were higher than in the preceding quarter, which reported $189.7 million of revenues and $12.7 million of Adjusted EBITDA. During the three months ended March 31, 2016, tolling arrangements with our customers represented 52% of total invoiced volume, while buy/sell arrangements represented 48%, compared to 57% tolling and 43% buy/sell arrangements in the three months ended March 31, 2015, compared to 56% tolling and 44% buy/sell in the preceding quarter. Adjusted EBITDA per metric ton invoiced increased to $67 in the three months ended March 31, 2016, as compared to $65 in the preceding quarter.

Gross profit for RANA was $14.8 million for the three months ended March 31, 2016, representing a margin of 7.4% of total revenues, compared to gross profit of $2.7 million for the three months ended March 31, 2015, representing a margin of 3.1% of total revenues. Cost of sales consists primarily of metal costs and conversion costs. During the three months ended March 31, 2015, RANA’s cost of sales includes $2.6 million of noncash expenses associated with the amortization of the purchase accounting adjustments related to acquired inventories and supplies. Adjusting for these amounts, gross margin would have increased 3.0% during the three months ended March 31, 2015. Cost of sales per metric ton invoiced (adjusted) for the three months ended March 31, 2016 was $947, as compared to $1,138 in the three months ended March 31, 2015.

SG&A expenses, excluding depreciation, were $7.8 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. Approximately 10% of the SG&A expenses RANA incurred during the three months ended March 31, 2016 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, credit/collection services, and human resource services. On a sequential quarterly basis, SG&A expenses, excluding depreciation, decreased $0.5 million, primarily as a result of lower transition services expenses.

RANA recognized $0.6 million of losses on derivative financial instruments in the three months ended March 31, 2016, compared to no gains or losses in 2015. As of March 31, 2016, RANA had no unrealized gains or losses on derivative financial instruments. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Depreciation and amortization was $7.8 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures were $4.0 million and $2.2 million during the three months ended March 31, 2016 and 2015, respectively.

RAEU Segment

For the three months ended March 31, 2016 and 2015, RAEU generated $5.1 million of Adjusted EBITDA on $108.6 million of total revenues, and $2.7 million of Adjusted EBITDA on $51.4 million of total revenues, respectively. On a sequential quarter basis, Adjusted EBITDA increased $0.7 million from $4.4 million in the preceding quarter, on $110.9 million of revenues, primarily as a result of improved cash conversion and SG&A expenses. Adjusted EBITDA per metric ton invoiced increased to $53 in the three months ended March 31, 2016, compared to $46 in the preceding quarter. During the three months ended March 31, 2016 and 2015, tolling arrangements with our customers represented 54% and 55% of total invoiced volume, respectively, while buy/sell arrangements represented 46% and 44%, respectively.

Gross profit for RAEU was $1.8 million for the three months ended March 31, 2016, representing a margin of 1.6% of total revenues, compared to gross profit of $2.1 million of gross profit, representing a gross margin of 4.1% during the three months ended March 31, 2015. During the three months ended March 31, 2016, RAEU’s cost of sales includes $0.6 million of expenses associated with the amortization of the fair value adjustment of acquired inventory and supplies, and $3.7 million of depreciation expense related to the correction of an immaterial error in the fourth quarter of 2015, in which depreciation expense was understated. In the preceding quarter, cost of sales includes $0.7 million of amortization of the fair value adjustment of acquired inventory and excludes $3.7 million of depreciation expense. Adjusting for these amounts, during the three months ended March 31, 2016 and December 31, 2015, gross margins would have been of 5.2% higher and 3.6% lower, respectively. Cost of sales per metric tonne invoiced (adjusted) was $1,067 during the three months ended March 31, 2016, compared to $1,232 during the three months ended March 31, 2015, primarily as a result of lower metal prices.

SG&A expenses, excluding depreciation, were $3.9 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. On a sequential quarterly basis, SG&A expenses decreased by $0.6 million as a result of reduced transition services provided by Aleris. RAEU incurred no transition services expenses from Aleris for the three months ended March 31, 2016.

RAEU recognized $0.6 million of losses on derivative financial instruments in the three months ended March 31, 2016, including $0.4 million of unrealized losses. In the three months ended March 31, 2015, RAEU recognized no gains or losses on derivative financial instruments.

Depreciation and amortization was $6.9 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures were $1.3 million and $0.4 for the three months ended March 31, 2016 and 2015, respectively.

Operating costs outside of segments

Operating costs outside of our reportable segments, included in Corporate and Other, relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status. We do not allocate such costs to specific segments and exclude them from segment results of operations, as management excludes such costs when assessing segment performance. For the three months ended March 31, 2016 and 2015, operating costs in Corporate and Other were $3.3 million and $3.1 million, respectively, including $0.5 million and $0.3 million, respectively, of share-based compensation expense. On a sequential quarterly basis, operating costs in Corporate and Other decreased by $0.1 million in the three months ended March 31, 2016.

Corporate and Other also includes the results of Cosmedicine, a small specialty cosmetics business owned by the Company, as it does not meet the threshold of a reportable segment. The operations of Cosmedicine, which re-launched its branded skin care product line during the second quarter of 2015, incurred operating costs of $0.4 million and $0.3 million in the three months ended March 31, 2016 and 2015, respectively. On a sequential quarterly basis, Cosmedicine’s operating costs were lower by $0.1 million in the three months ended March 31, 2016.

Nonoperating expenses and income

Interest expense, net

Interest expense, net for the three months ended March 31, 2016 and 2015 was $9.2 million and $8.1 million, respectively, related to debt and the Factoring Facility. Included in interest expense are the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three months ended March 31, 2016 and 2015 were $1.2 million and $1.1 million, respectively.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses in the three months ended March 31, 2016 and 2015 were zero and $14.4 million, respectively. The 2015 costs and expenses relate to the Real Alloy Acquisition.

Other

We reported $0.6 million of other noncash nonoperating expense and $0.7 million of other noncash nonoperating income from the change in fair value of common stock warrant liability during the three months ended March 31, 2016 and 2015, respectively. Additionally, we reported $2.6 million of noncash gains on foreign currency translation adjustments on intercompany loans that are not considered long-term in nature.

Provision for income taxes

At the end of each reporting period, we make an estimate of the Company’s annual effective consolidated income tax rate. The estimate used for the period ended March 31, 2016 may change in subsequent periods. Income tax expense for the three months ended March 31, 2016 was $0.7 million, compared to an income tax benefit for the three months ended March 31, 2015 of $7.4 million. The effective tax rates for the three months ended March 31, 2016 and 2015 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and valuation allowances.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $24.3 million to a $25 thousand loss for the three months ended March 31, 2016, as compared to $24.3 million of earnings, net of income taxes for the three months ended March 31, 2015. The decrease was primarily due to the $39.7 million pretax gain on the sale of NABCO in 2015.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(In millions)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37.0	$35.7
Trade accounts receivable, net	89.1	77.2
Financing receivable	35.3	32.7
Inventories	94.9	101.2
Prepaid expenses, supplies, and other current assets	23.5	24.7
Current assets of discontinued operations	0.1	0.3
Total current assets	279.9	271.8
Property, plant and equipment	296.2	301.5
Intangible assets, net	14.5	15.1
Goodwill	105.0	104.3
Other noncurrent assets	8.1	8.2
TOTAL ASSETS	$703.7	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$102.4	$100.9
Accrued liabilities	43.8	51.8
Long-term debt due within one year	2.4	2.3
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	148.7	155.1
Accrued pension benefits	39.7	38.0
Environmental liabilities	11.7	11.7
Long-term debt, net	326.3	312.1
Common stock warrant liability	7.5	6.9
Deferred income taxes	5.7	6.7
Other noncurrent liabilities	6.0	5.4
Noncurrent liabilities of discontinued operations	0.7	0.7
TOTAL LIABILITIES	546.3	536.6
Redeemable preferred stock	22.6	21.9
TOTAL STOCKHOLDERS’ EQUITY	134.8	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$703.7	$700.9

General

As discussed further below, total assets increased $2.8 million to $703.7 million as of March 31, 2016, from $700.9 million as of December 31, 2015; total liabilities increased $9.7 million to $546.3 million as of March 31, 2016, from $536.6 million as of December 31, 2015; and total stockholders’ equity decreased $7.6 million to $134.8 million as of March 31, 2016, from $142.4 million as of December 31, 2015.

Changes in stockholders’ equity reflect net loss during the period, increased by share-based compensation expense, decreased by dividends and accretion on Redeemable Preferred Stock, and increases or decreases in accumulated other comprehensive income (loss). See the Note 5—Stockholders’ Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$11.1	$5.4	$8.1	$7.2
Trade accounts receivable, net	72.1	17.0	63.7	13.5
Financing receivable	—	35.3	—	32.7
Inventories	61.4	32.5	61.7	38.5
Prepaid expenses, supplies, and other current assets	14.8	7.2	12.5	6.8
Total current assets	159.4	97.4	146.0	98.7
Property, plant and equipment, net	196.4	99.8	199.3	102.2
Intangible assets, net	14.4	—	15.0	—
Goodwill	95.7	9.3	95.4	8.9
Other noncurrent assets	4.9	2.0	4.9	1.9
Total segment assets	$470.8	$208.5	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$65.9	$36.3	$58.1	$42.3
Accrued liabilities	24.6	15.6	34.3	14.6
Total current liabilities	90.5	51.9	92.4	56.9
Accrued pension benefits	—	39.7	—	38.0
Environmental liabilities	11.7	—	11.7	—
Other noncurrent liabilities	4.2	2.0	4.1	1.4
Total segment liabilities	$106.4	$93.6	$108.2	$96.3

The following table provides reconciliations of allocated segment assets and liabilities to consolidated assets and liabilities as of March 31, 2016 and December 31, 2015. Unallocated assets and liabilities consist primarily of corporate cash and cash equivalents, deferred income taxes, and long-term debt, none of which our CODM uses in the evaluation of operating performance of the reportable segments.

	March 31,	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$470.8	$460.6
Real Alloy Europe	208.5	211.7
Unallocated	24.4	28.6
Total consolidated assets	$703.7	$700.9
Liabilities:
Real Alloy North America	$106.4	$108.2
Real Alloy Europe	93.6	96.3
Unallocated	346.3	332.1
Total consolidated liabilities	$546.3	$536.6

Cash and cash equivalents

Consolidated cash and cash equivalents increased $1.3 million to $37.0 million as of March 31, 2016, from $35.7 million as of December 31, 2015. Cash and cash equivalents maintained at Real Alloy, totaled $16.5 million as of March 31, 2016, an increase of $1.2 million from $15.3 million as of December 31, 2015. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other increased $0.1 million from December 31, 2015, to $20.5 million as of March 31, 2016.

Trade accounts receivable, net

Trade accounts receivable, net was $89.1 million as of March 31, 2016, compared to $77.2 million as of December 31, 2015, driven primarily by seasonal movements and an increase in buy/sell volume within RANA.

Financing receivable

Financing receivable was $35.3 million as of March 31, 2016, compared to $32.7 million as of December 31, 2015. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility.

 Inventories

Inventories were $94.9 million as of March 31, 2016, compared to $101.2 as of December 31, 2015. Inventories declined as sales increased from the end of the year throughout the three months ended March 31, 2016 and inventories were not replenished as quickly, particularly within RAEU.

Prepaid expenses, supplies, and other current assets

Prepaid expenses, supplies, and other current assets were $23.5 million as of March 31, 2016, a decrease of $1.2 million from the $24.7 million reported as of December 31, 2015.

Property, plant and equipment, net

Property, plant and equipment, net was $296.2 million as of March 31, 2016, compared to $301.5 million as of December 31, 2015, and reflects scheduled depreciation and amortization during the three months ended March 31, 2016 and capital expenditures, as well as the correction of an immaterial misstatement of depreciation expense within RAEU in 2015.

Goodwill and intangible assets, net

Intangible assets, net are comprised primarily of customer relationships and decreased $0.6 million to $14.5 million as of March 31, 2016, from $15.1 million as of December 31, 2015, as a result of scheduled amortization. Goodwill is reported at $105.0 million as of March 31, 2016, an increase of $0.7 million from the $104.3 million reported as of December 31, 2015, due to foreign currency translation adjustments.

Trade payables

Trade payables increased to $102.4 million as of March 31, 2016, from $100.9 million as of December 31, 2015. The increase from December 31, 2015 is primarily attributable to increased metal purchases associated with higher production in March compared to December.

Accrued liabilities

Accrued liabilities decreased $8.0 million to $43.8 million as of March 31, 2016, from $51.8 million as of December 31, 2015. The decrease from 2015 is primarily related to a decrease in accrued interest on the Senior Secured Notes following an interest payment in January.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $39.7 million and $11.7 million, respectively, as of March 31, 2016, compared to $38.0 million and $11.7 million, respectively, as of December 31, 2015. The $1.7 million increase in accrued pension benefits is due to fluctuations in currency exchange rates between US Dollar and Euro.

Long-term debt

Long-term debt increased to $328.7 million as of March 31, 2016, including $2.4 million due within twelve months, compared to $314.4 million, including $2.3 million due within twelve months as of December 31, 2015.  The increase is related to an increase in the ABL outstanding to fund working capital, interest payments on the bond and operating costs.

Common stock warrant liability

Common stock warrant liability increased to $7.5 million as of March 31, 2016, from $6.9 million as of December 31, 2015. The change in fair value of common stock warrant liability during the three months ended March 31, 2016 is primarily attributable to the increase in the underlying market price of our common stock from December 31, 2015. See Note 10—Derivatives and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets and liabilities of discontinued operations were $0.1 million and $0.8 million, respectively, as of March 31, 2016, and $0.3 million and $0.8 million, respectively, as of December 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, our consolidated liquidity was $98.7 million.

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

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents of $20.5 million, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries for management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of March 31, 2016, we had an effective shelf registration statement on Form S-3, with $700.0 million of securities available to be issued to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of March 31, 2016, are the payment of operating costs of the holding company, the support of our operating subsidiaries, and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Assets of SGGH are principally comprised of stock or membership interests of its subsidiaries, cash and cash equivalents, and intercompany arrangements. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of professional fees associated with litigation in SGGH’s former businesses and operations, including discontinued operations. SGGH’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from affiliates.

Real Alloy Liquidity

As of March 31, 2016, Real Alloy had a total liquidity of $78.2 million, including $16.5 million in cash, $33.5 million in availability under its revolving credit facility, and €24.8 million ($28.2 million) in availability under its Factoring Facility. Based on our current and anticipated levels of operations and the conditions in our markets and industry for Real Alloy, we believe that Real Alloy’s cash on hand, cash flows from operations, and availability under the Asset-Based and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, its ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and Asset-Based Facility, including borrowing base limitations under the Asset-Based Facility, depends on its future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report.

As of March 31, 2016, approximately $12.5 million of Real Alloy’s cash and cash equivalents were held by non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided (used) by operating, investing and financing activities for the three months ended March 31, 2016 and 2015. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash provided by (used in) operating activities	$(10.1)	$24.2
Net cash used in investing activities	(1.4)	(419.5)
Net cash provided by financing activities	12.6	361.1
Effect of exchange rate differences on cash and cash equivalents	0.2	(0.1)
Increase (decrease) in cash and cash equivalents	$1.3	$(34.3)

Cash flows from operating activities

Cash used in operating activities were $10.1 million for the three months ended March 31, 2016, which was the result of a net loss of $10.0 million for the period, adjusted for noncash expenses, including depreciation and amortization of $14.7 million; a $0.6 million noncash charge related to the change in fair value of the common stock warrant liability; the amortization of $0.6 million of the purchase accounting adjustment to inventories; the amortization of $1.2 million of debt issuance costs; offset by a $1.1 million deferred income tax benefit; $2.6 million in foreign currency gains on intercompany loans; and $15.0 million of cash used in the changes in operating assets and liabilities.

Cash provided by operating activities were $24.2 million for the three months ended March 31, 2015, primarily related to the activities of Real Alloy, offset by a loss from continuing operations.

Cash flows from investing activities

Cash used in investing activities were $1.4 million for the three months ended March 31, 2016, related to capital expenditures, offset by the receipt of $3.9 million of proceeds from the NABCO sale that were released from escrow.

Cash used in investing activities were $419.5 million for the three months ended March 31, 2015, including $491.0 million used in business acquisitions, and capital expenditures, offset by $74.1 million of proceeds from the NABCO sale.

Cash flows from financing activities

Cash provided by financing activities were $12.6 million for the three months ended March 31, 2016, primarily from net advances on the Asset-Based Facility.

Cash provided by financing activities were $361.1 million for the three months ended March 31, 2015 , which included $290.1 million of net proceeds from the issuance of the Senior Secured Notes, net of original issue discount and debt issuance costs, proceeds from the Asset-Based Facility of $57.1 million and $51.2 million of net proceeds from the issuance of common stock. These fundings were offset by the repayment of NABCO debt totaling $14.3 million and $24.0 million of repayments on the Asset-Based Facility and capital leases.

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

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of March 31, 2016, we estimate that the borrowing base would have supported borrowings of $71.7 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $33.5 million available for borrowing under the Asset-Based Facility as of March 31, 2016.

Capital Leases

In the normal course of operations, Real Alloy enters into capital leases related to mobile and office equipment. As of March 31, 2016, $2.4 million is due within the next twelve months.

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

The table below provides reconciliations of Adjusted EBITDA to its most directly comparable financial measure presented in accordance with GAAP. Our reconciliation of Adjusted EBITDA to net loss and net cash provided by operating activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions)	2016	2015
Adjusted EBITDA	$18.3	$7.9
Unrealized gains (losses) on derivative financial instruments	(0.4)	0.1
Depreciation and amortization	(14.7)	(3.7)
Amortization of purchase accounting adjustments	(0.6)	(3.7)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(2.8)	(2.8)
Share-based compensation expense	(0.5)	(0.3)
Other	(1.4)	(0.3)
Operating loss	(2.1)	(2.8)
Nonoperating expense, net	(7.2)	(22.1)
Loss from continuing operations before income taxes	(9.3)	(24.9)
Income tax expense (benefit)	0.7	(7.4)
Loss from continuing operations	(10.0)	(17.5)
Earnings (loss) from discontinued operations, net of income taxes	—	24.3
Net earnings (loss)	(10.0)	6.8
Loss (earnings) from discontinued operations, net of income taxes	—	(24.3)
Depreciation and amortization	14.7	3.7
Deferred income taxes	(1.1)	(7.4)
Change in fair value of common stock warrant liability	0.6	(0.7)
Share-based compensation expense included in Corporate and Other	0.5	0.3
Amortization of debt issuance costs	1.2	1.1
Unrealized losses (gains) on derivative financial instruments	0.4	(0.1)
Foreign currency exchange gains on intercompany loans	(2.6)	—
Amortization of purchase accounting adjustments	0.6	3.7
Other	0.4	0.1
Changes in operating assets and liabilities, net of the effects of the Real Alloy Acquisition	(15.0)	41.8
Net cash used in operating activities of discontinued operations	0.2	(0.8)
Net cash provided by (used in) operating activities	$(10.1)	$24.2

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

We also have repurchase reserve liabilities related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require SGGH to repurchase certain loans. Additional information concerning the repurchase reserve included in discontinued operations is included in Note 12—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the fair value of financial instruments is referred to as market risk.  In addition to our “Quantitative and Qualitative Disclosures about Market Risk” disclosures included in Part II, Item 7A of our Annual Report, we are exposed to additional market risks following the Real Alloy Acquisition. As of March 31, 2016, our significant market risks include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

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

Metal Hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months.  Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2016, Real Alloy had 27.1 thousand metric tons of metal buy and sell derivative contracts.

Natural Gas Hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2016, Real Alloy had 1.3 trillion British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding net liability derivative contracts as of March 31, 2016, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of March 31, 2016:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$(0.5)	$(0.4)
Natural gas	(0.6)	(0.3)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 10—Derivatives and Other Financial Instruments and Fair Value Measurements included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Interest Rate Risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt in the three months ended March 31, 2016, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of $0.1 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding in the three months ended March 31, 2016 and does not consider future potential changes in long-term variable rate debt levels.

Credit Risk

We are primarily exposed to credit risk with our cash equivalents, trade accounts receivables and financing receivable. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents as of March 31, 2016 consists principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, although the top ten customers of Real Alloy represent approximately 56.0% of the total trade accounts receivable as of March 31, 2016. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of March 31, 2016.

Equity Price Risk

The fair value of our common stock warrant liability is impacted to a minor extent by changes in interest rates, but the major fair value driver is the market value of our own common stock and the exercise price of the underlying Warrants. The market risk associated with the equity price of our common stock has not changed significantly since December 31, 2015.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the

Commission’s rules and form, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2016, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter, Real Alloy successfully transitioned Hyperion, its financial reporting and consolidation application, from the Aleris supported environment. The application transition represents a significant change in the Company’s internal control over financial reporting, as Real Alloy has ownership of and control over Hyperion, including responsibility for key IT general and application-related controls.

Other than the Hyperion transition, there were no changes in internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims in connection with the prior businesses and operations of Fremont and its subsidiaries, and in the normal course of business. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 13—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A of the Annual Report, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management has not identified any additional risks from those included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1*		Amended and Restated Real Industry, Inc. 2015 Equity Award Plan TSR Performance Award Agreement	8-K	001-08007	10.1	February 25, 2016
31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
	*	Management or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: May 10, 2016	/s/ Craig T. Bouchard
Craig T. Bouchard Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2016	/s/ Kyle Ross
Kyle Ross Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)