Form 10-Q
period 2016-06-30
Real Industry, Inc.
filed 2016-08-09
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, there were 29,261,586 shares of the Registrant’s common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share and per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$40.2	$35.7
Trade accounts receivable, net	93.7	77.2
Financing receivable	40.9	32.7
Inventories	89.3	101.2
Prepaid expenses, supplies, and other current assets	23.0	24.7
Current assets of discontinued operations	0.3	0.3
Total current assets	287.4	271.8
Property, plant and equipment, net	290.4	301.5
Intangible assets, net	13.8	15.1
Goodwill	104.5	104.3
Other noncurrent assets	8.0	8.2
TOTAL ASSETS	$704.1	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$112.5	$100.9
Accrued liabilities	47.5	51.8
Long-term debt due within one year	2.4	2.3
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	162.5	155.1
Accrued pension benefits	38.8	38.0
Environmental liabilities	11.7	11.7
Long-term debt, net	316.7	312.1
Common stock warrant liability	6.1	6.9
Deferred income taxes	5.9	6.7
Other noncurrent liabilities	6.2	5.4
Noncurrent liabilities of discontinued operations	0.7	0.7
TOTAL LIABILITIES	548.6	536.6
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 27,438 and 26,502 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	23.3	21.9
Stockholders’ equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,265,870 and 28,901,464 shares issued; and 29,253,422 and 28,891,766 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	545.8	546.0
Accumulated deficit	(414.9)	(403.3)
Treasury stock, at cost; 12,448 and 9,698 shares as of June 30, 2016 and December 31, 2015, respectively	(0.1)	(0.1)
Accumulated other comprehensive income (loss)	0.2	(1.0)
Total stockholders’ equity—Real Industry, Inc.	131.0	141.6
Noncontrolling interest	1.2	0.8
TOTAL STOCKHOLDERS’ EQUITY	132.2	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$704.1	$700.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenues	$320.9	$368.7	$630.3	$506.5
Cost of sales	298.6	347.4	591.4	480.3
Gross profit	22.3	21.3	38.9	26.2
Selling, general and administrative expenses	14.6	15.7	30.0	23.3
Losses (gains) on derivative financial instruments, net	(1.5)	2.1	(0.3)	2.0
Amortization of intangibles	0.6	0.3	1.2	0.4
Other operating expense, net	0.5	0.4	2.0	0.9
Operating profit (loss)	8.1	2.8	6.0	(0.4)
Nonoperating expense (income):
Interest expense, net	9.1	9.3	18.3	17.4
Change in fair value of common stock warrant liability	(1.3)	6.3	(0.7)	5.6
Acquisition-related costs and expenses	—	0.4	—	14.8
Foreign exchange losses (gains) on intercompany loans	1.6	—	(1.0)	—
Other, net	(0.2)	0.3	(0.2)	0.5
Total nonoperating expense	9.2	16.3	16.4	38.3
Loss from continuing operations before income taxes	(1.1)	(13.5)	(10.4)	(38.7)
Income tax expense (benefit)	0.2	0.2	0.9	(7.2)
Loss from continuing operations	(1.3)	(13.7)	(11.3)	(31.5)
Earnings from discontinued operations, net of income taxes	0.1	2.9	0.1	27.2
Net loss	(1.2)	(10.8)	(11.2)	(4.3)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	0.4	0.2
Net loss attributable to Real Industry, Inc.	$(1.5)	$(10.9)	$(11.6)	$(4.5)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(1.5)	$(10.9)	$(11.6)	$(4.5)
Dividends on Redeemable Preferred Stock, in-kind	(0.5)	(0.5)	(0.9)	(0.6)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.5)	(0.3)
Net loss available to common stockholders	$(2.2)	$(11.6)	$(13.0)	$(5.4)
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.53)	$(0.43)	$(1.32)
Discontinued operations	0.01	0.11	—	1.10
Basic and diluted loss per share	$(0.07)	$(0.42)	$(0.43)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net loss	$(1.2)	$(10.8)	$(11.2)	$(4.3)
Other comprehensive loss:
Currency translation adjustments	(1.4)	(1.2)	1.3	(0.9)
Amortization of net actuarial gains, net of tax	—	—	(0.1)	—
Comprehensive loss	(2.6)	(12.0)	(10.0)	(5.2)
Comprehensive income attributable to noncontrolling interest	0.3	0.1	0.4	0.2
Comprehensive loss attributable to Real Industry, Inc.	$(2.9)	$(12.1)	$(10.4)	$(5.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows from operating activities:
Net loss	$(11.2)	$(4.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(0.1)	(27.2)
Depreciation and amortization	25.3	13.9
Deferred income taxes	(0.7)	(7.2)
Change in fair value of common stock warrant liability	(0.7)	5.6
Share-based compensation expense included in Corporate and Other	1.0	0.6
Amortization of debt issuance costs	2.4	2.4
Unrealized losses (gains) on derivative financial instruments	(1.5)	1.3
Foreign currency exchange losses on intercompany loans	(1.0)	—
Amortization of inventories and supplies purchase accounting adjustments	0.9	7.2
Other	1.2	0.6
Changes in operating assets and liabilities	(5.8)	62.6
Net cash used in operating activities of discontinued operations	0.2	(0.6)
Net cash provided by operating activities	10.0	54.9
Cash flows from investing activities:
Acquisition of business, net of cash	—	(522.3)
Proceeds from sale of NABCO	3.9	74.1
Purchases of property and equipment	(11.1)	(10.0)
Other	0.1	(0.2)
Net cash used in investing activities	(7.1)	(458.4)
Cash flows from financing activities:
Payment of NABCO outstanding debt	—	(14.3)
Proceeds from Asset-Based Facility, net of issuance costs	44.0	92.4
Repayments on capital leases and the Asset-Based Facility	(43.1)	(45.3)
Proceeds from issuance of Senior Secured Notes, net of debt issuance costs	—	287.1
Proceeds from exercise of common stock options and Warrants	—	1.1
Proceeds from issuance of common stock, net of issuance costs	—	58.2
Other	0.7	0.1
Net cash used in financing activities of discontinued operations	—	(0.4)
Net cash provided by financing activities	1.6	378.9
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Increase (decrease) in cash and cash equivalents	4.5	(24.4)
Cash and cash equivalents, beginning of period	35.8	63.0
Cash and cash equivalents, end of period	$40.3	$38.6
Cash and cash equivalents, end of period—continuing operations	$40.2	$38.5
Cash and cash equivalents, end of period—discontinued operations	0.1	0.1
Cash and cash equivalents, end of period	$40.3	$38.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), formerly known as Signature Group Holding, Inc., is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within our existing operations described below. Our current business strategy seeks to leverage our public company status, considerable United States (“U.S.”) federal net operating tax loss carryforwards (“NOLs”) and the experience of our executive management team to acquire operating businesses at prices and on terms that are aligned with our growth plans.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), previously our primary operating business. On February 27, 2015, we acquired the global recycling and specification alloys business (the “Real Alloy Business”) of Aleris Corporation (“Aleris”) (the “Real Alloy Acquisition”). The Real Alloy Business, operating under Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) through its wholly owned subsidiary Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, steel and durable goods, aerospace, and building and construction industries. Real Alloy processes scrap aluminum and by-products, and delivers recycled metal in solid or molten form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-four facilities strategically located throughout North America and Europe and, as of June 30, 2016, had approximately 1,700 employees.

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

As a result of the transformative nature of the acquisition and divestiture activities described above, our operations for the six months ended June 30, 2015, which included the results of operations of Real Alloy for approximately four months, are not comparable to the results of operations for the six months ended June 30, 2016, in which Real Alloy is reporting results for the full six months in this Quarterly Report on Form 10-Q (the “Report”). See Note 11—Segment Information for additional information about our reportable segments.

The assets and liabilities and results of operations of NABCO, prior to its divestiture, are included in discontinued operations for all periods presented as a result of its sale in the first quarter of 2015, and the strategic shift in the Company’s operations. Discontinued operations also includes certain assets and liabilities related to the former businesses of our subsidiary SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). See Note 12—Discontinued Operations for additional information about our discontinued operations.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING UPDATES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry and its wholly owned and majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2016. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016 (the “Annual Report”).

During the quarter ended March 31, 2016, the Company identified an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements, which resulted in the overstatement of property, plant and equipment, net, by $3.8 million, overstated deferred tax liability by $1.1 million and overstated net earnings by $2.7 million. The error occurred in the quarter ended December 31, 2015, and was corrected during the quarter ended March 31, 2016. As a result of the correction, cost of sales; gross profit; selling, general and administrative (“SG&A”) expenses; operating loss; loss from continuing operations; and net loss are each impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses presented in the results of operations during the six months ended June 30, 2016. Management has concluded that the error reflected in the December 31, 2015 consolidated financial statements was not material and that the error correction in 2016 is not expected to be material to the full year results of operations.

Recent accounting updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. ASU 2014-09 will be effective for the Company on January 1, 2018, and management is evaluating the application methods available, but has yet to select from either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Management continues to evaluate the impact ASU 2014-09 will have on the Company’s financial position, results of operations, and disclosure requirements. The adoption and implementation of the accounting and disclosure requirements of ASU 2014-09 is expected to have a substantial impact on financial statement disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies two aspects of Topic 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. ASU 2016-10 is intended to clarify the operability and understandability of the licensing implementation guidance. ASU 2016-10 will be effective for the Company in conjunction with the effective date of ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance in connection with the adoption of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-10”), which provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective January 1, 2018. The Company is currently evaluating the impact of adopting this guidance in connection with the adoption of ASU 2014-09.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) (“ASU 2016-06”), which clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when an option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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

NOTE 3—INVENTORIES

The following table presents the components of inventories as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In millions)	2016	2015
Real Alloy:
Finished goods	$31.2	$32.2
Raw materials and work in process	57.2	68.1
Total Real Alloy inventories	88.4	100.3
Cosmedicine - finished goods	0.9	0.9
Total inventories	$89.3	$101.2

NOTE 4—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In millions)	2016	2015
Senior Secured Notes:
Principal amount outstanding	$305.0	$305.0
Unamortized original issue discount and issuance costs	(12.3)	(14.3)
Senior Secured Notes, net	292.7	290.7
Asset-Based Facility:
Principal amount outstanding	24.0	22.0
Unamortized debt issuance costs	(1.9)	(2.4)
Asset-Based Facility, net	22.1	19.6
Capital leases	4.3	4.1
Current portion of long-term debt	(2.4)	(2.3)
Total long-term debt, net	$316.7	$312.1

Long-term debt

Senior Secured Notes

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year through the date of maturity. For the three months ended June 30, 2016 and 2015, interest expense associated with the Senior Secured Notes was $8.5 million and $8.7 million, respectively, including $1.0 million and $1.1 million of noncash expense related to the amortization of the original issue discount and debt issuance costs, respectively. For the six months ended June 30, 2016 and 2015, interest expense was $17.3 million and $16.7 million, respectively, including $2.0 million and $2.1 million, respectively, of amortization of debt discount and issuance costs. As of June 30, 2016, the borrowers were in compliance with all applicable covenants under the Indenture of the Senior Secured Notes.

Asset-Based Facility

For the three months ended June 30, 2016 and 2015, interest expense associated with the Asset-Based Facility was $0.6 million and $0.5 million, respectively, including $0.2 million and $0.2 million, respectively, related to the amortization of debt issuance costs. For the six months ended June 30, 2016 and 2015, interest expense was $1.0 million and $0.6 million, respectively, including $0.4 million and $0.2 million, respectively, related to the amortization of debt issuance costs. As of June 30, 2016, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Capital Leases

In the normal course of operations, Real Alloy enters into capital leases to finance office and other equipment for its operations. As of June 30, 2016, $2.4 million of the $4.3 million in capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and has a liquidation preference of $27.4 million, as of June 30, 2016. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter. Dividends may be paid in-kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

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

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date plus dividends paid in-kind and accretion of the fair value adjustment to the Redeemable Preferred Stock. The difference between the liquidation preference and the estimated fair value as of the issuance date is being accreted over the period preceding the holder’s right to redeem the instrument, or sixty-six months.

The following table presents the activity related to the carrying value of Redeemable Preferred Stock during the six months ended June 30, 2016:

(In millions)
Balance, December 31, 2015	$21.9
Dividends on Redeemable Preferred Stock, in-kind	0.9
Accretion of fair value adjustment to Redeemable Preferred Stock	0.5
Balance, June 30, 2016	$23.3

NOTE 5—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes the activity within stockholders’ equity attributable to Real Industry and noncontrolling interest for the six months ended June 30, 2016:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	$141.6	$0.8	$142.4
Net earnings (loss)	(11.6)	0.4	(11.2)
Dividends and accretion of fair value adjustment to Redeemable Preferred Stock	(1.4)	—	(1.4)
Share-based compensation expense	1.0	—	1.0
Warrants exercised	0.2	—	0.2
Change in accumulated other comprehensive income (loss)	1.2	—	1.2
Balance, June 30, 2016	$131.0	$1.2	$132.2

The following table reflects changes in the shares of common stock outstanding during the six months ended June 30, 2016:

Shares of Common Stock Outstanding
Balance, December 31, 2015	28,891,766
Restricted common stock awards granted, net of treasury shares reissued	344,406
Common stock issued from the exercise of Warrants	20,000
Treasury shares acquired, net of reissuance	(2,750)
Balance, June 30, 2016	29,253,422

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity within accumulated other comprehensive income (loss) for the six months ended June 30, 2016:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6.0)	$5.0	$(1.0)
Current period currency translation adjustments	1.2	0.1	1.3
Amortization of net actuarial gains, net of tax	—	(0.1)	(0.1)
Balance, end of period	$(4.8)	$5.0	$0.2

Included in current period currency translation adjustments are $1.0 million of currency translation adjustment losses associated with intercompany loans considered long-term in nature.

See Note 8—Employee Benefit Plans for additional information about the Company’s periodic benefit expense.

NOTE 7—INCOME TAXES

At the end of each reporting period, Real Industry makes an estimate of its annual effective income tax rate. The estimate used for the six months ended June 30, 2016 may change in subsequent periods. The effective tax rate for the six months ended June 30, 2016 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings, losses and tax rates between tax jurisdictions, and changes in valuation allowances. The income tax expense for the three months ended June 30, 2016 and 2015 was $0.2 million income tax expense. For the six months ended June 30, 2016, income tax expense was $0.9 million, compared to a $7.2 million income tax benefit for the six months ended June 30, 2015.

As of December 31, 2015, the Company has estimated U.S. federal NOLs of $871.8 million and non-U.S. NOLs of $27.6 million. The U.S. federal NOLs have a 20-year life and begin to expire after the 2027 tax year. Additionally, the Company has state NOLs in amounts that are comparable to the U.S. federal NOLs. Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Real Industry intends to maintain its valuation allowances until sufficient positive evidence exists to support their realization through achieving profitability.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2010 through 2015 tax years remain open to examination.

NOTE 8—EMPLOYEE BENEFIT PLANS

The following table presents the components of net periodic benefit expense under the German defined benefit pension plans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Service cost	$0.2	$0.3	$0.4	$0.4
Interest cost	0.3	0.2	0.5	0.3
Amortization of net actuarial gains	—	—	(0.1)	—
Expected return on plan assets	(0.1)	—	(0.1)	—
Net periodic benefit expense	$0.4	$0.5	$0.7	$0.7

NOTE 9—LOSS PER SHARE

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

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Real Industry, Inc., less dividends and accretion on the fair value adjustment to Redeemable Preferred Stock, by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock awards, common stock options, unvested performance shares and the Warrants, determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share and per share amounts)	2016	2015	2016	2015
Loss from continuing operations	$(1.3)	$(13.7)	$(11.3)	$(31.5)
Earnings from discontinued operations, net of income taxes	0.1	2.9	0.1	27.2
Net loss	(1.2)	(10.8)	(11.2)	(4.3)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	0.4	0.2
Net loss attributable to Real Industry, Inc.	(1.5)	(10.9)	(11.6)	(4.5)
Dividends on Redeemable Preferred Stock, in-kind	(0.5)	(0.5)	(0.9)	(0.6)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.5)	(0.3)
Numerator for basic and diluted earnings (loss) per share—Net loss available to common stockholders	$(2.2)	$(11.6)	$(13.0)	$(5.4)
Denominator for basic and diluted earnings (loss) per share—Weighted average shares outstanding	29,252,343	27,631,795	29,160,245	24,689,253
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.53)	$(0.43)	$(1.32)
Discontinued operations	0.01	0.11	—	1.10
Basic and diluted loss per share	$(0.07)	$(0.42)	$(0.43)	$(0.22)

Unvested restricted common stock, common stock options, unvested performance shares and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the three and six months ended June 30, 2016 and 2015, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested performance shares and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

The following tables provide details on the average market price of Real Industry common stock; the outstanding shares of unvested restricted common stock, common stock options, unvested performance shares and Warrants that were potentially dilutive; and summary information about the potentially dilutive common stock equivalents for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average market price of Real Industry common stock	$8.12	$9.63	$7.51	$8.44

Potentially dilutive common stock equivalents:
Unvested restricted common stock	491,286	264,630	491,286	264,630
Common stock options	775,650	815,650	775,650	815,650
Unvested performance shares	381,823	260,000	381,823	260,000
Warrants	1,448,333	1,485,000	1,448,333	1,485,000
Total potentially dilutive common stock equivalents	3,097,092	2,825,280	3,097,092	2,825,280

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except exercise prices)	2016	2015	2016	2015
Average unamortized share-based compensation expense:
Unvested restricted common stock awards	$3.0	$1.6	$2.6	$1.3
Unvested performance share awards	$2.1	$0.6	$2.0	$0.3
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.64	$5.64	$5.81

NOTE 10—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivatives

Real Alloy may use forward contracts and options, as well as contractual price escalators, to reduce the risks associated with its metal, natural gas, and certain currency exposures. Generally, Real Alloy enters into master netting arrangements with its counterparties and offsets net derivative positions with the same counterparties against amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements in our unaudited condensed consolidated balance sheets. For classification purposes, Real Alloy records the net fair value of each type of derivative position expected to settle in less than one year (by counterparty) as a net current asset or liability and each type of long-term position as a net long-term asset or liability.

Metal hedging

Primarily in our RAEU segment, London Metal Exchange (“LME”) future swaps or forward contracts are sold as metal is purchased to fill fixed-priced customer sales orders. As sales orders are priced, LME future or forward contracts may be purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of the put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2016, Real Alloy had 30.0 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2016, Real Alloy had 2.5 trillion British thermal unit forward buy contracts.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of June 30, 2016, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading. As of June 30, 2016, no cash collateral was posted or held.

The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of assets and liabilities presented therein. As of June 30, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	Fair Value of Derivatives		Fair Value of Derivatives
	as of June 30, 2016		as of December 31, 2015
(In millions)	Asset	Liability	Asset	Liability
Metal	$0.3	$—	$0.2	$(0.3)
Natural gas	0.5	—	—	(0.6)
Total	0.8	—	0.2	(0.9)
Effect of counterparty netting arrangements	—	—	(0.2)	0.2
Net derivatives assets (liabilities) as classified in the consolidated balance sheets	$0.8	$—	$—	$(0.7)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of June 30, 2016 and December 31, 2015, as recorded in the unaudited condensed consolidated balance sheets:

		June 30,	December 31,
(In millions)	Balance Sheet Location	2016	2015
Derivative assets:
Metal	Prepaid expenses, supplies, and other current assets	$0.3	$—
Natural Gas	Prepaid expenses, supplies, and other current assets	0.3	—
Natural Gas	Other noncurrent assets	0.2	—
Total derivative assets		$0.8	$—
Derivative liabilities:
Metal	Accrued liabilities	$—	$0.1
Natural Gas	Accrued liabilities	—	0.6
Total derivative liabilities		$—	$0.7

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share. During the six months ended June 30, 2016, 20,000 Warrants were exercised on a cashless basis and, as of June 30, 2016, there were 1,448,333 Warrants outstanding.

The common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 49.8% and an expected term of 3.9 years as of June 30, 2016, and 49.9% volatility and an expected term of 4.4 years as of December 31, 2015, along with a 60% equity raise probability assumption, and a 15% equity raise price discount assumption in the periods following the measurement date. The most significant input in determining the fair value of the common stock warrant liability is the price of our common stock on the measurement date. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a minor decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in a minor increase in the estimated fair value of the common stock warrant liability. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

The following table presents changes in the fair value of the common stock warrant liability during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Balance, beginning of period	$7.5	$4.9	$6.9	$5.6
Warrants exercised	(0.1)	(0.1)	(0.1)	(0.1)
Change in fair value of common stock warrant liability	(1.3)	6.3	(0.7)	5.6
Balance, end of period	$6.1	$11.1	$6.1	$11.1

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

We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Estimated Fair Value
	Fair Value	June 30,	December 31,
(In millions)	Hierarchy	2016	2015
Derivative assets	Level 2	$0.8	$0.2
Derivative liabilities	Level 2	—	(0.9)
Net derivative assets (liabilities)		$0.8	$(0.7)
Common stock warrant liability	Level 3	$(6.1)	$(6.9)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses (gains) on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents losses (gains) on derivative financial instruments during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Realized losses:
Metal	$0.2	$0.8	$0.4	$0.7
Natural gas	0.2	—	0.8	—
Total realized losses	0.4	0.8	1.2	0.7
Unrealized losses (gains):
Metal	(0.8)	1.3	(0.4)	1.3
Natural gas	(1.1)	—	(1.1)	—
Total unrealized losses (gains)	(1.9)	1.3	(1.5)	1.3
Losses (gains) on derivative financial instruments	$(1.5)	$2.1	$(0.3)	$2.0

Other Financial Instruments

The following tables present the carrying values and estimated fair values of other financial instruments as of June 30, 2016 and December 31, 2015:

		June 30, 2016
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$40.2	$40.2
Financing receivable	Level 2	40.9	40.9
Loans receivable, net (other noncurrent assets)	Level 3	1.0	1.0
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$292.7	$305.0
Asset-Based Facility	Level 2	22.1	24.0
Redeemable Preferred Stock	Level 3	$23.3	$21.3

		December 31, 2015
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$35.7	$35.7
Financing receivable	Level 2	32.7	32.7
Restricted cash held in escrow (other current assets)	Level 1	3.9	3.9
Loans receivable, net (other noncurrent assets)	Level 3	1.1	1.1
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$290.7	$310.9
Asset-Based Facility	Level 2	19.6	22.0
Redeemable Preferred Stock	Level 3	$21.9	$18.7

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of June 30, 2016 and December 31, 2015:

Cash and cash equivalents and restricted cash held in escrow

Cash and cash equivalents and restricted cash held in escrow are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a €50 million factoring facility (the “Factoring Facility”). The Factoring Facility provides for the transfer and sale of eligible receivables to a counterparty, the settlement of which generally occurs within thirty days of transfer, which are accounted for as true sales, and are included in operating cash flows. During the three and six months ended June 30, 2016, $83.7 million and $173.5 million, respectively, of receivables were transferred on a nonrecourse basis and proceeds of $81.6 million and $170.0 million, respectively, were received. During the three months ended June 30, 2015, $117.2 million of trade receivables were transferred and $119.0 million of proceeds were received. Administrative fees and expenses associated with the Factoring Facility were $0.2 million in each of the three months ended June 30, 2016 and 2015, and $0.4 million in each of the six months ended June 30, 2016 and 2015.

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

Long-term debt – Asset-Based Facility

The estimated fair value of the Asset-Based Facility is based on its market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

The estimated fair value of Redeemable Preferred Stock is determined based on a discounted cash flow analysis using the Hull & White model, with a remaining term of fifty months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 17.0% credit spread adjustment to a zero coupon yield curve, based on similar market instruments.

NOTE 11—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of June 30, 2016, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

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

Reportable segment information

The following tables show segment revenues from external customers (there were no intersegment revenues) and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 and reconciliations of Adjusted EBITDA to net loss for each period presented. Although the three month periods are comparable, the year-to-date periods are not comparable as the results for 2015 include the results of operations for the period from the Real Alloy acquisition date to June 30, 2015, or approximately four months.

	Three Months Ended June 30, 2016
(In millions)	RANA	RAEU	Total
Revenues	$212.4	$108.4	$320.8
Adjusted EBITDA	$14.3	$6.6	$20.9

	Three Months Ended June 30, 2015
(In millions)	RANA	RAEU	Total
Revenues	$231.0	$137.6	$368.6
Adjusted EBITDA	$15.9	$7.0	$22.9

	Six Months Ended June 30, 2016
(In millions)	RANA	RAEU	Total
Revenues	$413.2	$217.0	$630.2
Adjusted EBITDA	$27.5	$11.7	$39.2

	Six Months Ended June 30, 2015
(In millions)	RANA	RAEU	Total
Revenues	$316.5	$189.9	$506.4
Adjusted EBITDA	$20.9	$9.5	$30.4

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Adjusted EBITDA	$20.9	$22.9	$39.2	$30.4
Unrealized gains (losses) on derivative financial instruments	1.9	(1.3)	1.5	(1.3)
Segment depreciation and amortization	(10.6)	(10.2)	(25.3)	(13.9)
Amortization of inventories and supplies purchase accounting adjustments	(0.3)	(3.5)	(0.9)	(7.2)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(3.1)	(3.8)	(5.9)	(6.7)
Share-based compensation expense	(0.5)	(0.3)	(1.0)	(0.6)
Other	(0.2)	(1.0)	(1.6)	(1.1)
Operating profit (loss)	8.1	2.8	6.0	(0.4)
Nonoperating expenses	(9.2)	(16.3)	(16.4)	(38.3)
Income tax benefit (expense)	(0.2)	(0.2)	(0.9)	7.2
Earnings from discontinued operations, net of income taxes	0.1	2.9	0.1	27.2
Net loss	$(1.2)	$(10.8)	$(11.2)	$(4.3)

The following tables present summarized balance sheet information for each of our reportable segments and reconciliations to consolidated assets and liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$16.4	$5.3	$8.1	$7.2
Trade accounts receivable, net	77.6	16.0	63.7	13.5
Financing receivable	—	40.9	—	32.7
Inventories	57.3	31.1	61.7	38.5
Prepaid expenses, supplies, and other current assets	15.7	5.9	12.5	6.8
Total current assets	167.0	99.2	146.0	98.7
Property, plant and equipment, net	193.2	97.2	199.3	102.2
Intangible assets, net	13.8	—	15.0	—
Goodwill	95.4	9.1	95.4	8.9
Other noncurrent assets	5.0	2.0	4.9	1.9
Total segment assets	$474.4	$207.5	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$70.2	$42.0	$58.1	$42.3
Accrued liabilities	31.3	12.0	34.3	14.6
Total current liabilities	101.5	54.0	92.4	56.9
Accrued pension benefits	—	38.8	—	38.0
Environmental liabilities	11.7	—	11.7	—
Other noncurrent liabilities	4.4	1.8	4.1	1.4
Total segment liabilities	$117.6	$94.6	$108.2	$96.3

	June 30,	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$474.4	$460.6
Real Alloy Europe	207.5	211.7
Unallocated	22.2	28.6
Total consolidated assets	$704.1	$700.9
Liabilities:
Real Alloy North America	$117.6	$108.2
Real Alloy Europe	94.6	96.3
Unallocated	336.4	332.1
Total consolidated liabilities	$548.6	$536.6

NOTE 12—DISCONTINUED OPERATIONS

NABCO

On January 9, 2015, we sold all of our interests in NABCO for $77.9 million, including a final working capital adjustment of $0.1 million, and $3.9 million of proceeds released from escrow in the first quarter of 2016. As a result of the sale, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

SGGH

As of June 30, 2016, the largest liability within discontinued operations is a repurchase reserve that represents estimated losses from repurchase claims based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and was subject to known and unknown uncertainties using multiple assumptions requiring significant judgment.

In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the New York state six-year statute of limitations on loan repurchase demands begins to run as of the closing date on which the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Based on the final decision in the ACE Securities Case, management has reassessed its exposure to losses from repurchase demands and believes a repurchase reserve of $0.7 million is adequate as of June 30, 2016.

The Company did not settle or receive any repurchase claims during the six months ended June 30, 2016 or the year ended December 31, 2015. The repurchase reserve liability was $0.7 million as of June 30, 2016 and December 31, 2015. During the three months ended June 30, 2016 and 2015, the repurchase reserve was reduced by zero and $0.2 million, respectively. During the six months ended June 30, 2016 and 2015, the repurchase reserve was reduced by zero and $4.8 million, respectively.

Earnings from discontinued operations for the six months ended June 30, 2016 is primarily related to $0.2 million of restitution received from the U.S. government related to an investigation of various sub-prime mortgage loan brokers. Earnings from discontinued operations, net of income taxes for the six months ended June 30, 2015 is primarily related to the $39.7 million pretax gain on sale of NABCO and a $4.8 million reduction in the repurchase reserve.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and waste, and employee health and safety. These laws and regulations can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives to perform environmental remediation by agencies in two states, and is working with local authorities to resume the operations of its Norwegian salt slag operations. Based on currently available information, the Company believes that the ultimate outcome of the June 2016 suspension of its salt slag operations will not have a material adverse effect on its financial position, overall trends in results of operations, or cash flows.

Real Alloy’s reserves for environmental remediation liabilities totaled $15.6 million and $16.0 as of June 30, 2016 and December 31, 2015, respectively. Of the total remediation liability as of June 30, 2016 and December 31, 2015, $3.9 million and $4.3 million, respectively, are classified in accrued liabilities in the unaudited condensed consolidated balance sheets, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements related primarily to the normal operation of its landfills and the retirement of the related assets, which represents the most probable costs of remedial actions. Real Alloy’s total asset retirement obligations were $5.1 million and $5.0 million as of June 30, 2016 and December

31, 2015, respectively, of which $0.8 million and $0.9 million are classified as accrued liabilities, respectively, and $4.3 million and $4.1 million as other noncurrent liabilities, respectively.

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

Certain statements in this Report, including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15 of our Annual Report, and “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Report and in our Annual Report. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

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

Overview

Real Industry is a Delaware holding company that operates through its operating subsidiaries. Our business focus is supporting the performance of Real Alloy, a global leader in aluminum recycling and our single largest operating business today, and to make acquisitions of additional operating companies. We seek to acquire meaningful ownership stakes in businesses with talented and experienced management teams, strong customer relationships, and sustainable competitive advantages. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we expect to operate our businesses as autonomous subsidiaries, as we do with Real Alloy. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the needs of our existing operating segments, as necessary.

A key element to our business strategy is utilizing our considerable U.S. federal NOLs by becoming a significantly profitable enterprise. Our U.S. federal NOLs were predominantly generated by the legacy businesses of Fremont, and as of December 31, 2015, we have U.S. federal NOLs of approximately $871.8 million, which begin to expire if not used before our 2027 tax year. The ultimate realization of our deferred tax assets, including our U.S. federal NOLs, depends on our ability to generate future U.S. federal taxable income through the implementation of our business plan.

Transformation of Real Industry

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of NABCO, previously the primary business within our subsidiary SGGH. On February 27, 2015, we acquired and began operating Real Alloy.

In the second quarter of 2015, our stockholders approved our name change to Real Industry, Inc.; our common stock began trading on the Nasdaq Stock Market (“NASDAQ”) under the symbol “RELY”; and Real Industry became a member of the Russell Global®, Russell 2000® and Russell Microcap® indexes.

As of June 30, 2016, Real Industry had an effective $700.0 million shelf registration statement on Form S-3.

Our Reportable Segments – RANA and RAEU

Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products, and the manufacturing of wrought, cast, and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, foundries, and casters. Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy delivers recycled metal in molten or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving it a great degree of flexibility in reclaiming high-quality recycled aluminum.

Real AlloyWe have two reportable segments, both related to the Real Alloy Business: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”). We are only including the results of operations for these two reportable segments for the period from the acquisition date, February 27, 2015. Accordingly, in any performance metric noted as “for the six months ended June 30, 2015,” the results of Real Alloy are only presented for approximately four months. Consequently, management has elected not to provide certain comparisons of year-to-date information, as the amounts are not comparable.

RANA includes aluminum melting, processing, recycling, and alloying activities conducted in eighteen facilities located in the U.S., Canada and Mexico. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation, and steel. Approximately 59% and 58% of RANA’s invoiced sales volume was used in automotive applications in the three months ended June 30, 2016 and 2015, respectively, and approximately 57% and 54% in the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, RANA reported $212.4 million and $231.0 million of revenues, representing 66% and 63% of the Company’s consolidated revenues, respectively. For the six months ended June 30, 2016, revenues were $413.2 million, representing 66% of consolidated revenues.

Similar to RANA, RAEU’s operations primarily convert aluminum scrap, dross, and other alloying agents, as needed, and deliver the recycled metal in molten or solid form to customers from six facilities located in Germany, Norway and the United Kingdom. RAEU supplies the European automobile industry, which represented approximately 70% and 72% of this segment’s invoiced sales volume in the three months ended June 30, 2016 and 2015, respectively, and 71% and 72% in the six months ended June 30, 2016 and 2015, respectively, as well as to other aluminum producers and manufacturers serving other European aluminum industries. For the three months ended June 30, 2016 and 2015, RAEU reported $108.4 million and $137.6 million of revenues, respectively, representing 34% and 37% of the Company’s consolidated revenues. For the six months ended June 30, 2016, revenues were $217.0 million, representing 34% of consolidated revenues.

In both RANA and RAEU, Real Alloy conducts business with its customers primarily through tolling arrangements and buy/sell arrangements. Under tolling arrangements, customers pay a fee to convert their own aluminum scrap or by-products into usable recycled metal. Tolling arrangements provide Real Alloy benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced working capital needs associated with tolling arrangements. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers, and other producers, and processed and sold as wrought or cast alloys to customer specifications. Real Alloy invoiced approximately 98.3 thousand metric tonnes (“kt”) in North America and 52.7 kt in Europe through tolling arrangements, which represented 51% of Real Alloy’s overall volume for the three months ended June 30, 2016, and invoiced approximately 101.1 kt in North America and 41.9 kt in Europe through buy/sell arrangements, which represented 49% of Real Alloy’s overall volume during the same period. For the six months ended June 30, 2016, Real Alloy invoiced approximately 199.8 kt in North America and 104.7 kt in Europe through tolling arrangements, which represented 52% of Real Alloy’s overall volume. Buy/sell arrangements for the six months ended June 30, 2016 were 195.9 kt in North America, and 85.8 kt in Europe, which represented 48% of Real Alloy’s overall volume. The buy/sell portion of Real Alloy’s business has a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of metal is included in both figures.

The financial performance of Real Alloy is determined, in part, by the volume of metal processed and invoiced. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated margins. A significant component of revenue and cost of sales is derived from the price of aluminum scrap, which is a commodity that changes based on both macro and micro economic supply and demand conditions, and which is generally passed through to customers. Revenues and margin percentages are also subject to fluctuation based on the percentage of customer-owned metal tolled or processed. Increased processing under such tolling arrangements results in lower revenues and generally also results in higher gross profit margin and net earnings margin compared to buy/sell arrangements. Tolling arrangements reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling arrangements are beneficial in these ways, the percentage of Real Alloy’s capacity under these agreements is limited by the amount of metal their customers own and the extent to which they are willing to enter into such arrangements.

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

Margins are impacted by the fees charged to customers to process their metal, by “scrap spreads,” which represents the difference between the purchase price of the aluminum scrap Real Alloy buys and the selling prices of recycled metal, and by conversion costs. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While aluminum scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and can cause unpredictable movements in metal spreads of aluminum scrap versus primary aluminum. Real Alloy’s operations are more significantly impacted by scrap spreads, which they strive to maximize, by utilizing all grades of aluminum scrap and optimizing metal blends and plant loadings. Additionally, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum.

In addition to analyzing our consolidated operating performance based on revenues, our CODM measures the performance of our reportable segments utilizing Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Adjusted EBITDA to manage and assess the performance of our business segments and overall business, and believes that Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Item 2.

During the three months ended June 30, 2016, Real Alloy terminated the transition services agreement (“TSA”) with Aleris as it successfully completed the transition to a fully stand-alone business.

Other Operating Segments of Corporate and Other

As a holding company, we report the administrative, financial, and human resource activities related to the oversight of our operating segments, implementation of our acquisition strategies, maintenance of our public company status, and management of our discontinued operations as “Corporate and Other.” The holding company plans to charge its operating segments management fees for providing oversight and for certain direct and indirect expenses incurred on their behalf. In the case of Real Alloy, for the three months ended June 30, 2016 and 2015, $0.7 million and $0.7 million of management fees were charged, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, although no cash has been transferred. Such charges are excluded from Real Alloy’s Adjusted EBITDA, as management excludes such costs when assessing segment performance.

Corporate and Other also includes the assets, liabilities, and results of operations of operating segments that do not meet the criteria of a reportable segment, generally as a result of the size of the segment, including Cosmedicine, LLC (“Cosmedicine”) and Signature Credit Partners, Inc. (“SCP”). Cosmedicine is a 90.0% owned specialty cosmetics company that re-launched a line of prestige skin care products and regimens, including lotions, crèmes and sunscreen in the second half of 2015. Cosmedicine owns the intellectual property and proprietary product formulations of a line of anti-aging skin care and skin protection products. As of June 30, 2016, Cosmedicine had $1.3 million of assets, of which approximately $0.9 million was inventory, and reported sales of less than $0.1 million in the six months ended June 30, 2016. SCP was the primary component of a former reportable segment, Special Situations. As of June 30, 2016, SCP has assets of approximately $1.7 million.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of SGGH that have been sold, or have been discontinued, including NABCO and certain of Fremont’s former operations where SGGH is still engaged in various legal proceedings with homeowners seeking to avoid foreclosure on loans originated by FIL. During the first quarter of 2015, NABCO was sold for a pretax gain of $39.7 million and, as a result of a strategic shift in the Company’s operations, its results of operations have been reclassified to discontinued operations.

As of June 30, 2016, discontinued operations had $0.3 million of assets and $0.8 million of liabilities. See Note 12—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about our discontinued operations.

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

There were no changes in our critical accounting policies during the six months ended June 30, 2016, from those disclosed in the Annual Report.

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenues	$320.9	$368.7	$630.3	$506.5
Cost of sales	298.6	347.4	591.4	480.3
Gross profit	22.3	21.3	38.9	26.2
Operating costs	14.2	18.5	32.9	26.6
Operating profit (loss)	8.1	2.8	6.0	(0.4)
Nonoperating expense	9.2	16.3	16.4	38.3
Loss from continuing operations before income taxes	(1.1)	(13.5)	(10.4)	(38.7)
Income tax expense (benefit)	0.2	0.2	0.9	(7.2)
Loss from continuing operations	(1.3)	(13.7)	(11.3)	(31.5)
Earnings from discontinued operations, net of income taxes	0.1	2.9	0.1	27.2
Net loss	(1.2)	(10.8)	(11.2)	(4.3)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	0.4	0.2
Net loss attributable to Real Industry, Inc.	$(1.5)	$(10.9)	$(11.6)	$(4.5)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(1.5)	$(10.9)	$(11.6)	$(4.5)
Dividends on Redeemable Preferred Stock, in-kind	(0.5)	(0.5)	(0.9)	(0.6)
Accretion of discount on Redeemable Preferred Stock	(0.2)	(0.2)	(0.5)	(0.3)
Net loss available to common stockholders	$(2.2)	$(11.6)	$(13.0)	$(5.4)
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.53)	$(0.43)	$(1.32)
Discontinued operations	0.01	0.11	—	1.10
Basic and diluted loss per share	$(0.07)	$(0.42)	$(0.43)	$(0.22)

Consolidated Results of Operations – Comparison of the Three Months Ended June 30, 2016 and 2015

Net loss available to common stockholders for the three months ended June 30, 2016 was $2.2 million, or $0.07 per basic and diluted loss per share, compared to net loss available to common stockholders for the three months ended June 30, 2015 of $11.6 million, or $0.42 per basic and diluted loss per share.

During the three months ended June 30, 2016 and 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•

We reported $0.3 million and $3.5 million in noncash cost of sales related to the amortization of the fair value adjustment of inventories and supplies under purchase accounting during the three months ended June 30, 2016 and 2015;

•

We reported $1.3 million of noncash nonoperating income and $6.3 million of noncash nonoperating expense from the change in fair value of common stock warrant liability during the three months ended June 30, 2016 and 2015, respectively;

•	We reported $1.6 million of losses on intercompany loan foreign currency translation adjustments during the three months ended June 30, 2016;
•	We incurred $0.4 million of transaction costs and expenses associated with the Real Alloy Acquisition during the three months ended June 30, 2015; and

•	We reported the recovery of $4.6 million related to the repurchase reserve liability maintained in discontinued operations in the three months ended June 30, 2015.

Consolidated Results of Operations – Comparison of the Six Months Ended June 30, 2016 and 2015

Our consolidated results for the six months ended June 30, 2015 only include the results of operations of Real Alloy from the acquisition date through June 30, 2015, or approximately four months.

During the six months ended June 30, 2016 and 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•	In the six months ended June 30, 2016 and 2015 we recognized $0.9 million and $7.2 million of amortization of inventories and supplies purchase accounting adjustments, respectively;
•

In the six months ended June 30, 2016, we reported the correction of an immaterial error in depreciation expense reported in our December 31, 2015 consolidated financial statements, which resulted in an additional $3.8 million of depreciation expense in 2016;

•

There was approximately $4.9 million of interest expense (including amortization of issuance discount and debt issuance costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition on February 27, 2015, during which we had no offsetting operations from Real Alloy;

•	We reported $1.0 million of gains on intercompany loan foreign currency translation adjustments during the six months ended June 30, 2016;
•	We recorded a $39.7 million pretax gain on sale of NABCO and a $4.8 million reduction in the repurchase reserve, reported in discontinued operations during the six months ended June 30, 2015;
•

We recognized $0.7 million of noncash income from the change in fair value of the warrant liability, and $5.6 million of noncash expense in the six months ended June 30, 2016 and 2015, respectively; and

•	In the six months ended June 30, 2015 we recorded $14.8 million of acquisition-related costs and expenses.

Segments’ Results of Operations – Comparison of the Three Months Ended June 30, 2016 and 2015

The following tables present our segment results of operations for the three months ended June 30, 2016 and 2015, and a reconciliation of Adjusted EBITDA to net loss for each of the periods presented. See “Non-GAAP Financial Measures” below for more information about Adjusted EBITDA.

(Dollars in millions, except per tonne information,	Three Months Ended June 30, 2016
tonnes in thousands)	RANA	RAEU	Total
Tolling metric tonnes invoiced	98.3	52.7	151.0
Buy/sell metric tonnes invoiced	101.1	41.9	143.0
Total metric tonnes invoiced	199.4	94.6	294.0
Revenues	$212.4	$108.4	$320.8
Cost of sales	197.3	101.3	298.6
Gross profit	$15.1	$7.1	$22.2

Selling, general and administrative expenses, excluding depreciation	$7.1	$3.8	$10.9
Operating profit	$8.1	$3.5	$11.6
Adjusted EBITDA	$14.3	$6.6	$20.9
Adjusted EBITDA per metric tonne invoiced	$72	$70	$71

(Dollars in millions, except per tonne information,	Three Months Ended June 30, 2015
tonnes in thousands)	RANA	RAEU	Total
Tolling metric tonnes invoiced	111.5	49.8	161.3
Buy/sell metric tonnes invoiced	93.2	49.5	142.7
Total metric tonnes invoiced	204.7	99.3	304.0
Revenues	$231.0	$137.6	$368.6
Cost of sales	215.9	131.5	347.4
Gross profit	$15.1	$6.1	$21.2

Selling, general and administrative expenses, excluding depreciation	$7.1	$4.3	$11.4
Operating profit (loss)	$7.4	$(0.6)	$6.8
Adjusted EBITDA	$15.9	$7.0	$22.9
Adjusted EBITDA per metric tonne invoiced	$78	$70	$75

	Three Months Ended June 30,
(In millions)	2016	2015
Adjusted EBITDA	$20.9	$22.9
Unrealized gains (losses) on derivative financial instruments	1.9	(1.3)
Segment depreciation and amortization	(10.6)	(10.2)
Amortization of inventories and supplies purchase accounting adjustments	(0.3)	(3.5)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(3.1)	(3.8)
Share-based compensation expense	(0.5)	(0.3)
Other	(0.2)	(1.0)
Operating profit	8.1	2.8
Nonoperating expenses	(9.2)	(16.3)
Income tax expense	(0.2)	(0.2)
Earnings from discontinued operations, net of income taxes	0.1	2.9
Net loss	$(1.2)	$(10.8)

RANA Segment

For the three months ended June 30, 2016 and 2015, RANA generated $14.3 million and $15.9 million of Adjusted EBITDA, respectively, on $212.4 million and $231.0 million of total revenues, respectively. During the three months ended June 30, 2016, tolling arrangements represented 49% of RANA’s total invoiced volume, while buy/sell arrangements represented 51%, compared to 54% tolling and 46% buy/sell arrangements in the three months ended June 30, 2015. Adjusted EBITDA per metric tonne invoiced decreased to $72 in the three months ended June 30, 2016, compared to $78 in the three months ended June 30, 2015.

Gross profit for RANA was $15.1 million for the three months ended June 30, 2016, representing a margin of 7.1% of total revenues, compared to gross profit of $15.1 million for the three months ended June 30, 2015, representing a margin of 6.5% of total revenues. Cost of sales consists primarily of metal costs and conversion costs. During the three months ended June 30, 2015, RANA’s cost of sales included $1.2 million of noncash expenses associated with the amortization of the purchase accounting adjustments related to acquired inventories and supplies. Adjusting for these amounts, gross margin would have increased to 7.1% for the three months ended June 30, 2015. Although metal processed in the three months ended June 30, 2016 was lower than in the same period in 2015, the higher mix of buy/sell arrangements kept gross profit flat. Cost of sales per metric tonne invoiced for the three months ended June 30, 2016 was $990, as compared to $1,055 in the three months ended June 30, 2015.

SG&A expenses, excluding depreciation, were $7.1 million for each of the three months ended June 30, 2016 and 2015. As discussed above, with the termination of the TSA with Aleris, less than 5% of the SG&A expenses RANA incurred during the three months ended June 30, 2016 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, credit/collection services, and human resource services, as compared to approximately 25% for the three months ended June 30, 2015.

RANA recognized $0.9 million of gains on derivative financial instruments in the three months ended June 30, 2016, compared to $0.1 million of losses in 2015. In the three months ended June 30, 2016, RANA had $1.1 million of unrealized gains on derivative financial instruments, compared to no unrealized gains or losses in the three months ended June 30, 2015. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

Depreciation and amortization was $7.7 million and $7.1 million for the three months ended June 30, 2016 and 2015, respectively. Capital expenditures were $3.5 million and $7.7 million during the three months ended June 30, 2016 and 2015, respectively. The decrease in capital expenditures is due to larger than normal capital expenditures related to new furnace projects in the three months ended June 30, 2015.

RAEU Segment

For the three months ended June 30, 2016 and 2015, RAEU generated $6.6 million of Adjusted EBITDA on $108.4 million of total revenues, and $7.0 million of Adjusted EBITDA on $137.6 million of total revenues, respectively. Adjusted EBITDA per metric tonne invoiced was $70 in both the three months ended June 30, 2016 and 2015. During the three months ended June 30, 2016 and 2015, customer tolling arrangements represented 56% and 50% of total invoiced volume, respectively, while buy/sell arrangements represented 44% and 50%, respectively. The increase in tolling arrangements was primarily driven by increased wrought alloy toll opportunities and a decrease in foundry buy/sell arrangements.

Gross profit for RAEU was $7.1 million for the three months ended June 30, 2016, representing a margin of 6.6% of total revenues, compared to $6.1 million of gross profit, representing a gross margin of 4.4% during the three months ended June 30, 2015. During the three months ended June 30, 2016 and 2015, RAEU’s cost of sales includes $0.3 million and $2.3 million of expenses associated with the amortization of the fair value adjustment of acquired inventory and supplies. Adjusting for these amounts, during the three months ended June 30, 2016 and 2015, gross margins would have been 6.8% and 6.1%, respectively. Cost of sales per metric tonne invoiced (adjusted) was $1,066 during the three months ended June 30, 2016, compared to $1,323 during the three months ended June 30, 2015, primarily as a result of lower metal prices.

SG&A expenses, excluding depreciation, were $3.8 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively. The $0.5 million decrease in SG&A expenses is primarily attributable to lower TSA expenses, partially offset by higher personnel costs.

RAEU recognized $0.6 million of gains on derivative financial instruments in the three months ended June 30, 2016, compared to $2.0 million of losses in the three months ended June 30, 2015. In the three months ended June 30, 2016, RAEU had $0.8 million of unrealized gains, compared to $1.3 million of unrealized losses in the three months ended June 30, 2015.

Depreciation and amortization was $2.9 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively. Capital expenditures were $2.3 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively.

Operating costs outside of segments

Operating costs outside of our reportable segments, included in Corporate and Other, relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status. We do not allocate such costs to specific segments and exclude them from segment results of operations, as management excludes such costs when assessing segment performance. For the three months ended June 30, 2016 and 2015, operating costs in Corporate and Other were $3.6 million and $4.1 million, respectively, including $0.5 million and $0.3 million, respectively, of share-based compensation expense.

Corporate and Other also includes the results of Cosmedicine, a small specialty cosmetics business owned by the Company, as it does not meet the threshold of a reportable segment. The operations of Cosmedicine, which re-launched its branded skin care product line during the second quarter of 2015, incurred operating costs of $0.4 million and $0.5 million in the three months ended June 30, 2016 and 2015, respectively.

Nonoperating expenses and income

Interest expense, net

Interest expense, net for the three months ended June 30, 2016 and 2015 was $9.1 million and $9.3 million, respectively, related to debt and the Factoring Facility. Included in interest expense are the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three months ended June 30, 2016 and 2015 was $1.2 million and $1.4 million, respectively.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses in the three months ended June 30, 2016 and 2015 were zero and $0.4 million, respectively. The 2015 costs and expenses relate to the Real Alloy Acquisition.

Other

We reported $1.3 million of other noncash nonoperating income and $6.3 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability during the three months ended June 30, 2016 and 2015, respectively. Additionally, in the three months ended June 30, 2016 we reported $1.6 million of noncash losses from foreign currency translation adjustments on intercompany loans that are not considered long-term in nature.

Provision for income taxes

At the end of each reporting period, we make an estimate of the Company’s annual effective consolidated income tax rate. The estimate used for the period ended June 30, 2016 may change in subsequent periods. Income tax expense for the three months ended June 30, 2016 was $0.2 million, compared to an income tax expense for the three months ended June 30, 2015 of $0.2 million.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $2.8 million to $0.1 of earnings, net of income taxes for the three months ended June 30, 2016, as compared to $2.9 million of earnings, net of income taxes for the three months ended June 30, 2015. Earnings in the 2016 period are primarily attributable to a $0.2 million restitution payment received from the U.S. government related to investigations of sub-prime mortgage loan brokers. The decrease was primarily due to a nonrecurring $4.6 million reversal of the repurchase reserve in 2015.

Segments’ Results of Operations – Comparison of the Six Months Ended June 30, 2016 and 2015

The following tables present our segment results of operations for the six months ended June 30, 2016 and 2015, and a reconciliation of Adjusted EBITDA to operating income (loss) for each of the periods presented. As described above, our consolidated results of operations for the six months ended June 30, 2015 only include the results of operation of Real Alloy from the acquisition date through June 30, 2015, or approximately four months.

	Six Months Ended June 30, 2016
(Dollars in millions, tonnes in thousands)	RANA	RAEU	Total
Tolling metric tonnes invoiced	199.8	104.7	304.5
Buy/sell metric tonnes invoiced	195.9	85.8	281.7
Total metric tonnes invoiced	395.7	190.5	586.2
Revenues	$413.2	$217.0	$630.2
Cost of sales	383.3	208.1	591.4
Gross profit	$29.9	$8.9	$38.8

Selling, general and administrative expenses, excluding depreciation	$14.9	$7.7	$22.6
Operating profit (loss)	$13.8	$(1.0)	$12.8
Adjusted EBITDA	$27.5	$11.7	$39.2
Adjusted EBITDA per metric tonne invoiced	$69	$61	$67

(Dollars in millions, except per tonne information,	Six Months Ended June 30, 2015
tonnes in thousands)	RANA	RAEU	Total
Tolling metric tonnes invoiced	153.6	70.8	224.4
Buy/sell metric tonnes invoiced	124.6	66.8	191.4
Total metric tonnes invoiced	278.2	137.6	415.8
Revenues	$316.5	$189.9	$506.4
Cost of sales	298.6	181.8	480.4
Gross profit	$17.9	$8.1	$26.0

Selling, general and administrative expenses, excluding depreciation	$10.0	$5.7	$15.7
Operating profit (loss)	$7.2	$(0.1)	$7.1
Adjusted EBITDA	$20.9	$9.5	$30.4
Adjusted EBITDA per metric tonne invoiced	$75	$70	$73

	Six Months Ended June 30,
(In millions)	2016	2015
Adjusted EBITDA	$39.2	$30.4
Unrealized gains (losses) on derivative financial instruments	1.5	(1.3)
Segment depreciation and amortization	(25.3)	(13.9)
Amortization of inventories and supplies purchase accounting adjustments	(0.9)	(7.2)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(5.9)	(6.7)
Share-based compensation expense	(1.0)	(0.6)
Other	(1.6)	(1.1)
Operating profit (loss)	6.0	(0.4)
Nonoperating expenses	(16.4)	(38.3)
Income tax benefit (expense)	(0.9)	7.2
Earnings from discontinued operations, net of income taxes	0.1	27.2
Net loss	$(11.2)	$(4.3)

RANA Segment

For the six months ended June 30, 2016 and 2015, RANA generated $27.5 million and $20.9 million of Adjusted EBITDA, respectively, on $413.2 million and $316.5 million of total revenues, respectively. During the six months ended June 30, 2016, tolling arrangements with RANA’s customers represented 50% of RANA’s total invoiced volume, while buy/sell arrangements represented 50%, compared to 55% tolling and 45% buy/sell arrangements in the six months ended June 30, 2015. Adjusted EBITDA per metric tonne invoiced decreased to $69 in the six months ended June 30, 2016, compared to $75 in the six months ended June 30, 2015.

Gross profit for RANA was $29.9 million for the six months ended June 30, 2016, representing a margin of 7.2% of total revenues, compared to gross profit of $17.9 million for the six months ended June 30, 2015, representing a margin of 5.7% of total revenues. During the six months ended June 30, 2015, RANA’s cost of sales included $3.8 million of noncash expenses associated with the amortization of purchase accounting adjustments related to acquired inventories and supplies. Adjusting for these amounts, gross margin would have increased to 6.9% during the six months ended June 30, 2015. Cost of sales per metric tonne invoiced for the six months ended June 30, 2016 was $969, as compared to $1,073 (adjusted) in the six months ended June 30, 2015.

SG&A expenses, excluding depreciation, were $14.9 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively. Less than 5% of the SG&A expenses RANA incurred during the six months ended June 30, 2016 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, credit/collection services, and human resource services, as compared to approximately 25% for the six months ended June 30, 2015.

RANA recognized $0.3 million of gains on derivative financial instruments in the six months ended June 30, 2016, compared to no gains or losses in 2015. As of June 30, 2016, RANA had $1.1 million of unrealized gains on derivative financial instruments, compared to no unrealized gains or losses as of June 30, 2015.

Depreciation and amortization was $15.5 million and $9.8 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures were $7.5 million and $10.0 million during the six months ended June 30, 2016 and 2015, respectively.

RAEU Segment

For the six months ended June 30, 2016 and 2015, RAEU generated $11.7 million of Adjusted EBITDA on $217.0 million of total revenues, and $9.5 million of Adjusted EBITDA on $189.9 million of total revenues, respectively. Adjusted EBITDA per metric tonne invoiced decreased to $61 in the six months ended June 30, 2016, compared to $70 in the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, customer tolling arrangements represented 55% and 51% of total invoiced volume, respectively, while buy/sell arrangements represented 45% and 49%, respectively.

Gross profit for RAEU was $8.9 million for the six months ended June 30, 2016, representing a margin of 4.1% of total revenues, compared to $8.1 million of gross profit, representing a gross margin of 4.3% during the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, RAEU’s cost of sales includes $0.9 million and $3.4 million, respectively, of expenses associated with the amortization of fair value adjustments of acquired inventory and supplies. Additionally, in the six months ended June 30, 2016, we corrected an immaterial error from the fourth quarter of 2015 in the first quarter of 2016, recognizing an additional $3.8 million of depreciation expense, of which $3.7 million was included in cost of sales. Adjusting for these amounts, during the six months ended June 30, 2016 and 2015, gross margins would have been 6.1% in each period. Cost of sales per metric tonne invoiced (adjusted) was $1,074 during the six months ended June 30, 2016, compared to $1,321 during the six months ended June 30, 2015, primarily as a result of lower metal prices.

SG&A expenses, excluding depreciation, were $7.7 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively. RAEU incurred no transition services expenses from Aleris in 2016.

RAEU recognized no gains or losses on derivative financial instruments in the six months ended June 30, 2016, but had $0.4 million of unrealized gains. In the six months ended June 30, 2015, RAEU recognized $2.0 million of losses on derivative financial instruments, including $1.3 million of unrealized losses.

Depreciation and amortization was $9.8 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures were $3.6 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

Operating costs outside of segments

For the six months ended June 30, 2016 and 2015, operating costs in Corporate and Other were $6.9 million and $7.3 million, respectively, including $1.0 million and $0.6 million, respectively, of share-based compensation expense. The $0.4 million decrease is primarily attributable to lower compensation costs as a result of the payment of severance to a former executive in 2015, and lower professional fees in 2016, partially offset by increased share-based compensation expense in 2016.

The operations of Cosmedicine incurred operating costs of $0.8 million in each of the six months ended June 30, 2016 and 2015.

Nonoperating expenses and income

Interest expense, net

Interest expense, net for the six months ended June 30, 2016 and 2015 was $18.3 million and $17.4 million, respectively, related to debt and the Factoring Facility. Included in interest expense are the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in each of the six months ended June 30, 2016 and 2015 totaled $2.4 million.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses in the six months ended June 30, 2016 and 2015 were zero and $14.8 million, respectively, related to the Real Alloy Acquisition.

Other

We reported $0.7 million of other noncash nonoperating income and $5.6 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability during the six months ended June 30, 2016 and 2015, respectively. The change in the fair value of the common stock warrant liability is primarily related to the increase or decrease in the closing price of our common stock on the closing date compared to the closing price of our common stock at the beginning of the measurement period.

Additionally, in the six months ended June 30, 2016 we reported $1.0 million of noncash gains from foreign currency translation adjustments on intercompany loans that are not considered long-term in nature.

Provision for income taxes

At the end of each reporting period, we make an estimate of the Company’s annual effective consolidated income tax rate. The estimate used for the period ended June 30, 2016 may change in subsequent periods. Income tax expense for the six months ended June 30, 2016 was $0.9 million, compared to an income tax benefit for the six months ended June 30, 2015 of $7.2 million. The effective tax rates for the six months ended June 30, 2016 and 2015 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings and losses and tax rates between tax jurisdictions and valuation allowances.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $27.1 million to $0.1 million of earnings, net of income taxes for the six months ended June 30, 2016, as compared to $27.2 million of earnings, net of income taxes for the six months ended June 30, 2015. The decrease was primarily due to the $39.7 million pretax gain on the sale of NABCO and the $4.8 million reversal of the repurchase reserve in 2015, primarily as a result of ACE Securities Case.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In millions)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$40.2	$35.7
Trade accounts receivable, net	93.7	77.2
Financing receivable	40.9	32.7
Inventories	89.3	101.2
Prepaid expenses, supplies, and other current assets	23.0	24.7
Current assets of discontinued operations	0.3	0.3
Total current assets	287.4	271.8
Property, plant and equipment, net	290.4	301.5
Intangible assets, net	13.8	15.1
Goodwill	104.5	104.3
Other noncurrent assets	8.0	8.2
TOTAL ASSETS	$704.1	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$112.5	$100.9
Accrued liabilities	47.5	51.8
Long-term debt due within one year	2.4	2.3
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	162.5	155.1
Accrued pension benefits	38.8	38.0
Environmental liabilities	11.7	11.7
Long-term debt, net	316.7	312.1
Common stock warrant liability	6.1	6.9
Deferred income taxes	5.9	6.7
Other noncurrent liabilities	6.2	5.4
Noncurrent liabilities of discontinued operations	0.7	0.7
TOTAL LIABILITIES	548.6	536.6
Redeemable Preferred Stock	23.3	21.9
TOTAL STOCKHOLDERS’ EQUITY	132.2	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$704.1	$700.9

General

As discussed further below, total assets increased $3.2 million to $704.1 million as of June 30, 2016, from $700.9 million as of December 31, 2015; total liabilities increased $12.0 million to $548.6 million as of June 30, 2016, from $536.6 million as of December 31, 2015; and total stockholders’ equity decreased $10.2 million to $132.2 million as of June 30, 2016, from $142.4 million as of December 31, 2015.

Changes in stockholders’ equity reflect a net loss during the period, increased by share-based compensation expense, decreased by dividends and accretion on Redeemable Preferred Stock, and increases or decreases in accumulated other comprehensive income (loss). See Note 5—Stockholders’ Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$16.4	$5.3	$8.1	$7.2
Trade accounts receivable, net	77.6	16.0	63.7	13.5
Financing receivable	—	40.9	—	32.7
Inventories	57.3	31.1	61.7	38.5
Prepaid expenses, supplies, and other current assets	15.7	5.9	12.5	6.8
Total current assets	167.0	99.2	146.0	98.7
Property, plant and equipment, net	193.2	97.2	199.3	102.2
Intangible assets, net	13.8	—	15.0	—
Goodwill	95.4	9.1	95.4	8.9
Other noncurrent assets	5.0	2.0	4.9	1.9
Total segment assets	$474.4	$207.5	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$70.2	$42.0	$58.1	$42.3
Accrued liabilities	31.3	12.0	34.3	14.6
Total current liabilities	101.5	54.0	92.4	56.9
Accrued pension benefits	—	38.8	—	38.0
Environmental liabilities	11.7	—	11.7	—
Other noncurrent liabilities	4.4	1.8	4.1	1.4
Total segment liabilities	$117.6	$94.6	$108.2	$96.3

The following table provides reconciliations of allocated segment assets and liabilities to consolidated assets and liabilities as of June 30, 2016 and December 31, 2015. Unallocated assets and liabilities consist primarily of corporate cash and cash equivalents, deferred income taxes, and long-term debt, none of which our CODM uses in the evaluation of operating performance of the reportable segments.

	June 30,	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$474.4	$460.6
Real Alloy Europe	207.5	211.7
Unallocated	22.2	28.6
Total consolidated assets	$704.1	$700.9
Liabilities:
Real Alloy North America	$117.6	$108.2
Real Alloy Europe	94.6	96.3
Unallocated	336.4	332.1
Total consolidated liabilities	$548.6	$536.6

Cash and cash equivalents

Consolidated cash and cash equivalents increased $4.5 million to $40.2 million as of June 30, 2016, from $35.7 million as of December 31, 2015. Cash and cash equivalents maintained at Real Alloy, totaled $21.7 million as of June 30, 2016, an increase of $6.4 million from $15.3 million as of December 31, 2015. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $1.9 million from December 31, 2015, to $18.5 million as of June 30, 2016.

Trade accounts receivable, net

Trade accounts receivable, net increased $16.5 million to $93.7 million as of June 30, 2016, compared to $77.2 million as of December 31, 2015. The increase was driven primarily by seasonal movements and the mix of tolling and buy/sell volume.

Financing receivable

Financing receivable increased $8.2 to $40.9 million as of June 30, 2016, compared to $32.7 million as of December 31, 2015. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility. The $8.2 million increase primarily reflects increased eligible trade receivables transferred by RAEU in the period preceding the current measurement compared to the period preceding the previous measurement period.

 Inventories

Inventories decreased $11.9 million to $89.3 million as of June 30, 2016, compared to $101.2 as of December 31, 2015. Inventories decreased primarily from seasonally increased sales, along with inventory reductions at RAEU.

Prepaid expenses, supplies, and other current assets

Prepaid expenses, supplies, and other current assets was $23.0 million as of June 30, 2016, a decrease of $1.7 million from the $24.7 million reported as of December 31, 2015. The decrease is primarily attributable to the release of $3.9 million of escrowed proceeds from the NABCO sale, partially offset by the timing of information technology maintenance and support annual contract renewals.

Property, plant and equipment, net

Property, plant and equipment, net was $290.4 million as of June 30, 2016, compared to $301.5 million as of December 31, 2015, and reflects depreciation and amortization of $25.3 million, including the correction of an immaterial $3.8 million understatement of depreciation expense within RAEU from 2015. The correction was recorded in the six months ended June 30, 2016. Capital expenditures were $11.1 during the six months ended June 30, 2016, while the carrying value of disposed equipment was $1.0 million. The remainder of the change relates to currency translation adjustments.

Goodwill and intangible assets, net

Intangible assets, net are comprised primarily of customer relationships and decreased $1.3 million to $13.8 million as of June 30, 2016, from $15.1 million as of December 31, 2015, as a result of scheduled amortization. Goodwill is reported at $104.5 million as of June 30, 2016, an increase of $0.2 million from the $104.3 million reported as of December 31, 2015, due to foreign currency translation adjustments.

Trade payables and accrued liabilities

Trade payables increased $11.6 million to $112.5 million as of June 30, 2016, from $100.9 million as of December 31, 2015.

Accrued liabilities decreased $4.3 million to $47.5 million as of June 30, 2016, from $51.8 million as of December 31, 2015.

The net $7.3 million increase in trade payables and accrued liabilities during the six months ended June 30, 2016 is primarily due to increased professional fees, and increased metal purchases associated with higher production in June compared to December.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $38.8 million and $11.7 million, respectively, as of June 30, 2016, compared to $38.0 million and $11.7 million, respectively, as of December 31, 2015. The $0.8 million increase in accrued pension benefits is due to fluctuations in currency exchange rates between the U.S. dollar and the Euro.

Long-term debt

Long-term debt increased to $319.1 million as of June 30, 2016, including $2.4 million due within twelve months, compared to $314.4 million, including $2.3 million due within twelve months as of December 31, 2015. The increase is related to an increase in the Asset-Based Facility to fund working capital and operating costs, and continuing amortization of the original issue discount and debt issuance costs.

Common stock warrant liability

Common stock warrant liability decreased to $6.1 million as of June 30, 2016, from $6.9 million as of December 31, 2015. The change in fair value of common stock warrant liability during the six months ended June 30, 2016 is primarily attributable to the decrease in the underlying market price of our common stock from December 31, 2015, and by the exercise of 20,000 Warrants. See Note 10—Derivatives and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets and liabilities of discontinued operations were $0.3 million and $0.8 million, respectively, as of June 30, 2016 and December 31, 2015.

Liquidity and Capital Resources

As of June 30, 2016, our consolidated liquidity was $116.5 million.

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

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents of $18.5 million, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries for management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of June 30, 2016, we had an effective shelf registration statement on Form S-3, with $700.0 million of securities available to be issued to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of June 30, 2016, are the payment of operating costs of the holding company, the support of our operating subsidiaries, and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Assets of SGGH are principally comprised of stock or membership interests of its subsidiaries, cash and cash equivalents, and intercompany arrangements. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of professional fees associated with litigation in SGGH’s former businesses and operations, including discontinued operations. SGGH’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, borrowings and dividends from affiliates, and the collection of miscellaneous fees associated with mortgage loans originated by FIL.

Real Alloy Liquidity

As of June 30, 2016, Real Alloy had total liquidity of $98.0 million, including $21.7 million in cash, $44.6 million of availability under its revolving credit facility, and €28.6 million ($31.8 million) of availability under its Factoring Facility. Based on its current and anticipated levels of operations and the conditions in its markets and industry for Real Alloy, including any unbudgeted capital expenditures anticipated to upgrade its facility in Norway, we believe that Real Alloy’s cash on hand, cash flows from operations, and availability under the Asset-Based and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service, and other funding requirements for the foreseeable future. However, its ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and Asset-Based Facility, including borrowing base limitations under the Asset-Based Facility, depends on its future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall aluminum industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report and in Part II, Item 1A of this Report.

As of June 30, 2016, approximately $15.9 million of Real Alloy’s cash and cash equivalents were held by non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash provided by operating activities	$10.0	$54.9
Net cash used in investing activities	(7.1)	(458.4)
Net cash provided by financing activities	1.6	378.9
Effect of exchange rate differences on cash and cash equivalents	—	0.2
Increase (decrease) in cash and cash equivalents	$4.5	$(24.4)

Cash flows from operating activities

Cash provided by operating activities was $10.0 million for the six months ended June 30, 2016, which was the result of a net loss of $11.2 million for the period, adjusted for noncash expenses, including depreciation and amortization of $25.3 million; the amortization of $0.9 million of purchase accounting adjustments to inventories and supplies; the amortization of $2.4 million of debt issuance costs; offset by a $0.7 million noncash credit related to the change in fair value of the common stock warrant liability; $0.7 million deferred income tax benefit; $1.0 million in foreign currency gains on intercompany loans; and $5.8 million of cash used in the changes in operating assets and liabilities.

Cash provided by operating activities was $54.9 million for the six months ended June 30, 2015, primarily related to the activities of Real Alloy, offset by a loss from continuing operations. The decrease in cash provided by operating activities in 2016 compared to 2015 was due to managing working capital of the acquisition of Real Alloy.

Cash flows from investing activities

Cash used in investing activities was $7.1 million for the six months ended June 30, 2016 was primarily related to $11.1 million of capital expenditures, offset by the receipt of $3.9 million of proceeds from the NABCO sale that were released from escrow.

Cash used in investing activities was $458.4 million for the six months ended June 30, 2015, including $522.3 million used in business acquisitions, and $10.0 million of capital expenditures, offset by $74.1 million of proceeds from the NABCO sale.

Cash flows from financing activities

Cash provided by financing activities was $1.6 million for the six months ended June 30, 2016, primarily from advances on the Asset-Based Facility, partially offset by payments on capital leases and the Asset-Based Facility.

Cash provided by financing activities was $378.9 million for the six months ended June 30, 2015, which included $287.1 million of net proceeds from the issuance of the Senior Secured Notes, net of original issue discount and debt issuance costs, proceeds from the Asset-Based Facility of $92.4 million and $58.2 million of net proceeds from the issuance of common stock. These fundings were offset by the repayment of NABCO debt totaling $14.3 million and $45.3 million of repayments on the Asset-Based Facility and capital leases.

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

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of June 30, 2016, we estimate that the borrowing base would have supported borrowings of $72.3 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $44.6 million available for borrowing under the Asset-Based Facility as of June 30, 2016.

Capital Leases

In the normal course of operations, Real Alloy enters into capital leases related to mobile and office equipment. As of June 30, 2016, $2.4 million is due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015, representing $25.0 million of the purchase price for the Real Alloy Acquisition. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter. Dividends may be paid in kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

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

These limitations include, but are not limited to:

•	Does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Does not reflect changes in, or cash requirements for, working capital needs;
•	Does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under the Senior Secured Notes or Asset-Based Facility;
•	Does not reflect certain tax payments that may represent a reduction in cash available to us;
•	Does not reflect the operating results of Corporate and Other; and
•

Although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements.

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

The table below provides reconciliations of Adjusted EBITDA to its most directly comparable financial measure presented in accordance with GAAP, net loss, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Adjusted EBITDA	$20.9	$22.9	$39.2	$30.4
Unrealized gains (losses) on derivative financial instruments	1.9	(1.3)	1.5	(1.3)
Segment depreciation and amortization	(10.6)	(10.2)	(25.3)	(13.9)
Amortization of inventories and supplies purchase accounting adjustments	(0.3)	(3.5)	(0.9)	(7.2)
Corporate and Other:
Operating loss—excludes share-based compensation expense	(3.1)	(3.8)	(5.9)	(6.7)
Share-based compensation expense	(0.5)	(0.3)	(1.0)	(0.6)
Other	(0.2)	(1.0)	(1.6)	(1.1)
Operating profit (loss)	8.1	2.8	6.0	(0.4)
Nonoperating expenses	(9.2)	(16.3)	(16.4)	(38.3)
Income tax benefit (expense)	(0.2)	(0.2)	(0.9)	7.2
Earnings from discontinued operations, net of income taxes	0.1	2.9	0.1	27.2
Net loss	$(1.2)	$(10.8)	$(11.2)	$(4.3)

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

The potential for changes in the fair value of financial instruments is referred to as market risk.  In addition to the “Quantitative and Qualitative Disclosures About Market Risk” disclosures included in Part II, Item 7A of our Annual Report, we are exposed to additional market risks following the Real Alloy Acquisition. As of June 30, 2016, our significant market risks include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

Commodity Price Risk

In the ordinary course of our business, Real Alloy is exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners such as zinc and silicon, and natural gas, as well as changes in currency and interest rates. For metal hedges, Real Alloy uses derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Real Alloy’s commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates.

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative contracts discussed below. Although nonperformance by counterparties is possible, we do not currently anticipate nonperformance by any of these parties. Counterparties are evaluated for creditworthiness and risk assessment prior to initiating contract activities. The counterparties’ creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit risk outstanding to any particular counterparty.

Metal Hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2016, Real Alloy had 30.0 thousand metric tons of metal buy and sell derivative contracts.

Natural Gas Hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2016, Real Alloy had 2.5 trillion British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table shows the fair values of outstanding net derivative contracts as of June 30, 2016, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of June 30, 2016:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$0.3	$(0.2)
Natural gas derivatives	0.5	(0.8)

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

Currency Exchange Risks

The financial condition and results of operations of a majority of our international operating subsidiaries are reported in various currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will, generally, have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will, generally, have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation of the U.S. dollar will have a positive impact on earnings, while depreciation of the U.S. dollar will have a negative impact on earnings.

Interest Rate Risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt in the six months ended June 30, 2016, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of $0.1 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding in the six months ended June 30, 2016 and does not consider future potential changes in long-term variable rate debt levels.

Credit Risk

We are primarily exposed to credit risk with our cash equivalents, trade accounts receivables and financing receivable. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents as of June 30, 2016 consists principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, although the top ten customers of Real Alloy represent approximately 59.0% of the total trade accounts receivable as of June 30, 2016. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of June 30, 2016.

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

As of June 30, 2016, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter, Real Alloy terminated the TSA with Aleris and successfully transitioned Oracle, its general ledger system, from the Aleris supported environment to become a fully stand-alone business. The transition represents a significant change in the Company’s internal control over financial reporting, as Real Alloy is responsible for key IT general controls related to Oracle and for certain business processes and controls previously supported by Aleris under the TSA.

Other than the Oracle transition and TSA termination, there were no changes in internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims in the normal course of business, and in connection with the prior businesses and operations of Fremont and its subsidiaries. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 13—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.	Risk Factors.

Part I, Item 1A of the Annual Report, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management identified the following additional risks from those included in our Annual Report.

The United Kingdom’s possible departure from the European Union could adversely affect us.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as “Brexit”). The referendum was advisory, and by the terms of the Treaty on European Union, any withdrawal is subject to a negotiation period that could last up to two years after the government of the United Kingdom formally initiates the withdrawal process. The ultimate effects of Brexit on us are difficult to predict, but because we currently have a plant located within the United Kingdom, in Wales, and we have plants located within Europe in Norway and Germany, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.

Current environmental liabilities as well as the cost of compliance with, and liabilities under, health and safety laws could increase the operating costs of Real Alloy and negatively affect its business, financial condition and results of operations.

Real Alloy’s operations are subject to U.S. federal, state and local laws and regulations, foreign environmental and safety laws and regulations, and environmental permits, all which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations could impose stricter compliance requirements on the industries in which Real Alloy operates. Additional pollution control equipment, process changes, or other environmental control measures may be needed at some of its facilities to meet future requirements.

Real Alloy’s financial liability for contaminated property can include the cost of investigating and remediating contaminated soil or ground water, fines and penalties sought by environmental authorities, and damages arising out of personal injury, contaminated property and other toxic tort claims, as well as lost or impaired natural resources. Certain environmental laws impose strict, and in certain circumstances joint and several, liability for certain kinds of matters, such that a person can be held liable without regard to fault for all of the costs of a matter even though others were also involved or responsible. Further, any future remedial requirements at currently owned or operated properties or adjacent areas could also result in significant liabilities. In addition, any failure by Real Alloy to operate within the requirements of applicable laws and regulations or environmental permits could lead to, among other things, a shutdown of a portion or all of a facility, which also could have a material adverse effect on our business, results of operation and financial condition.

Changes in environmental requirements or changes in their enforcement could also materially increase costs. For example, if salt cake, a by-product of aluminum recycling operations, were to become classified as a hazardous waste in the U.S., the costs to manage and dispose of it would increase and could result in significant increased expenditures.

In June 2016, Norwegian authorities required Real Alloy to suspend its salt slag processing facility in Norway due to odor emissions from the facility. The authorities have asserted that odor emissions from the facility were in excess of permitted levels. Although Real

Alloy is working diligently to remedy this matter as quickly as possible to enable Real Alloy’s salt slag processing facility in Norway to resume operations, there can be no assurance that operations of this facility will resume in the near future, if at all. Any permanent shutdown of this facility could have a material adverse effect on our business, results of operation and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s equity securities made during the three months ended June 30, 2016, which includes 20,000 Warrants exercised on a cashless basis:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	12,448	9.06	—	—
May 1—May 31	—	—	—	—
June 1—June 30	—	—	—	—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1*	Real Industry, Inc. Management Continuity Plan for Senior Officers	8-K	001-08007	10.1	May 24, 2016
10.2*	Amended and Restated Performance Share Agreement, dated as of May 20, 2016, by and between Real Industry, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	May 24, 2016
10.3*	Confirmation Letter dated as of May 20, 2016, from Real Industry, Inc, to Craig T. Bouchard	8-K	001-08007	10.3	May 24, 2016
10.4*	Form of Real Industry, Inc. TSR Performance Award Agreement	8-K	001-08007	10.4	May 24, 2016
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: August 9, 2016	/s/ Craig T. Bouchard
Craig T. Bouchard Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2016	/s/ Kyle Ross
Kyle Ross Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)