Form 10-Q
period 2016-09-30
Real Industry, Inc.
filed 2016-11-10
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, there were 29,361,312 shares of the Registrant’s common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share and per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$34.6	$35.7
Trade accounts receivable, net	97.1	77.2
Financing receivable	45.2	32.7
Inventories	95.5	101.2
Prepaid expenses, supplies, and other current assets	25.9	24.7
Current assets of discontinued operations	—	0.3
Total current assets	298.3	271.8
Property, plant and equipment, net	287.3	301.5
Intangible assets, net	13.2	15.1
Goodwill	104.6	104.3
Other noncurrent assets	8.9	8.2
TOTAL ASSETS	$712.3	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$112.4	$100.9
Accrued liabilities	41.6	51.8
Long-term debt due within one year	2.4	2.3
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	156.5	155.1
Accrued pension benefits	39.3	38.0
Environmental liabilities	11.7	11.7
Long-term debt, net	339.8	312.1
Common stock warrant liability	4.2	6.9
Deferred income taxes	5.9	6.7
Other noncurrent liabilities	6.9	5.4
Noncurrent liabilities of discontinued operations	0.7	0.7
TOTAL LIABILITIES	565.0	536.6
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 27,944 and 26,502 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	24.1	21.9
Stockholders’ equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,361,312 and 28,901,464 shares issued; and 29,361,312 and 28,891,766 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	547.0	546.0
Accumulated deficit	(425.8)	(403.3)
Treasury stock, at cost; zero and 9,698 shares as of September 30, 2016 and December 31, 2015, respectively	—	(0.1)
Accumulated other comprehensive income (loss)	0.7	(1.0)
Total stockholders’ equity—Real Industry, Inc.	121.9	141.6
Noncontrolling interest	1.3	0.8
TOTAL STOCKHOLDERS’ EQUITY	123.2	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$712.3	$700.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenues	$314.9	$338.6	$945.2	$845.1
Cost of sales	298.3	313.2	889.7	793.5
Gross profit	16.6	25.4	55.5	51.6
Selling, general and administrative expenses	18.1	16.5	48.1	39.8
Losses on derivative financial instruments, net	0.8	1.0	0.5	3.0
Amortization of intangibles	0.5	0.2	1.8	0.6
Other operating expense, net	0.7	0.3	2.6	1.2
Operating profit (loss)	(3.5)	7.4	2.5	7.0
Nonoperating expense (income):
Interest expense, net	9.2	9.2	27.5	26.6
Change in fair value of common stock warrant liability	(1.9)	(3.4)	(2.6)	2.2
Acquisition-related costs and expenses	—	—	—	14.8
Foreign exchange gains on intercompany loans	—	—	(1.0)	—
Other, net	0.5	(0.9)	0.3	(0.4)
Total nonoperating expense, net	7.8	4.9	24.2	43.2
Earnings (loss) from continuing operations before income taxes	(11.3)	2.5	(21.7)	(36.2)
Income tax expense (benefit)	(0.5)	0.5	0.4	(6.7)
Earnings (loss) from continuing operations	(10.8)	2.0	(22.1)	(29.5)
Earnings (loss) from discontinued operations, net of income taxes	—	(0.7)	0.1	26.5
Net earnings (loss)	(10.8)	1.3	(22.0)	(3.0)
Earnings from continuing operations attributable to noncontrolling interest	0.1	0.1	0.5	0.3
Net earnings (loss) attributable to Real Industry, Inc.	$(10.9)	$1.2	$(22.5)	$(3.3)
EARNINGS (LOSS) PER SHARE
Net earnings (loss) attributable to Real Industry, Inc.	$(10.9)	$1.2	$(22.5)	$(3.3)
Dividends on Redeemable Preferred Stock, in-kind	(0.5)	(0.5)	(1.4)	(1.0)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.8)	(0.6)
Net earnings (loss) available to common stockholders	$(11.6)	$0.5	$(24.7)	$(4.9)
Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.04	$(0.85)	$(1.21)
Discontinued operations	—	(0.02)	—	1.02
Basic earnings (loss) per share	$(0.40)	$0.02	$(0.85)	$(0.19)
Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.04	$(0.85)	$(1.21)
Discontinued operations	—	(0.02)	—	1.02
Diluted earnings (loss) per share	$(0.40)	$0.02	$(0.85)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net earnings (loss)	$(10.8)	$1.3	$(22.0)	$(3.0)
Other comprehensive income (loss):
Currency translation adjustments	0.5	(1.7)	1.8	(2.6)
Amortization of net actuarial gains, net of tax	—	—	(0.1)	—
Comprehensive loss	(10.3)	(0.4)	(20.3)	(5.6)
Comprehensive income attributable to noncontrolling interest	0.1	0.1	0.5	0.3
Comprehensive loss attributable to Real Industry, Inc.	$(10.4)	$(0.5)	$(20.8)	$(5.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows from operating activities:
Net loss	$(22.0)	$(3.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of income taxes	(0.1)	(26.5)
Depreciation and amortization	36.6	24.3
Deferred income taxes	(0.8)	(8.6)
Change in fair value of common stock warrant liability	(2.6)	2.2
Share-based compensation expense included in Corporate and Other	3.0	1.0
Amortization of debt issuance costs	3.7	3.7
Unrealized losses (gains) on derivative financial instruments	(0.9)	0.8
Foreign exchange gains on intercompany loans	(1.0)	—
Amortization of inventories and supplies purchase accounting adjustments	0.9	8.5
Other, net	1.7	1.0
Changes in operating assets and liabilities	(28.3)	63.0
Net cash provided by (used in) operating activities of discontinued operations	0.3	(4.7)
Net cash provided by (used in) operating activities	(9.5)	61.7
Cash flows from investing activities:
Acquisition of business, net of cash	—	(524.7)
Proceeds from sale of NABCO	3.9	74.0
Purchases of property and equipment	(18.5)	(18.6)
Other, net	(0.3)	(0.6)
Net cash used in investing activities	(14.9)	(469.9)
Cash flows from financing activities:
Payment of NABCO outstanding debt	—	(14.3)
Proceeds from Asset-Based Facility, net of issuance costs	80.5	117.4
Repayments on capital leases and the Asset-Based Facility	(58.7)	(64.2)
Proceeds from issuance of Senior Secured Notes, net of debt issuance costs	—	287.1
Proceeds from exercise of common stock options and Warrants	—	1.1
Proceeds from issuance of common stock, net of issuance costs	0.1	63.3
Other, net	1.2	0.2
Net cash used in financing activities of discontinued operations	—	(0.4)
Net cash provided by financing activities	23.1	390.2
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Decrease in cash and cash equivalents	(1.2)	(18.0)
Cash and cash equivalents, beginning of period	35.8	63.0
Cash and cash equivalents, end of period	$34.6	$45.0
Cash and cash equivalents, end of period—continuing operations	$34.6	$44.9
Cash and cash equivalents, end of period—discontinued operations	—	0.1
Cash and cash equivalents, end of period	$34.6	$45.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), formerly known as Signature Group Holding, Inc., is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within our existing operations described below. Our current business strategy seeks to leverage our public company status, considerable United States (“U.S.”) net operating tax loss carryforwards (“NOLs”) and the experience of our executive management team to acquire operating businesses at prices and on terms that are aligned with our growth strategy.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), previously our primary operating business. On February 27, 2015, we acquired the Global Recycling and Specification Alloys business (the “Real Alloy Business”) of Aleris Corporation (“Aleris”) (the “Real Alloy Acquisition”). The Real Alloy Business, operating under Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”) through its wholly owned subsidiary Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, steel and durable goods, aerospace, and building and construction industries. Real Alloy processes scrap aluminum and by-products, and delivers recycled metal in solid or molten form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy operates twenty-four facilities strategically located throughout North America and Europe and, as of September 30, 2016, had approximately 1,700 employees.

Other significant milestones achieved in 2015 included: on April 21, 2015, our common stock began trading on the Nasdaq Stock Market (“NASDAQ”) under the symbol “RELY” as part of the NASDAQ Global Select Market; on May 28, 2015, our stockholders approved an amendment to our charter to change the name of the corporation to Real Industry, Inc.; and in June 2015, Real Industry became a member of the Russell Global®, Russell 2000® and Russell Microcap® indexes.

As a result of the transformative nature of the acquisition and divestiture activities described above, our operations for the nine months ended September 30, 2015, which included the results of operations of Real Alloy for approximately seven months, are not comparable to the results of operations for the nine months ended September 30, 2016, in which Real Alloy is reporting results for the full nine months in this Quarterly Report on Form 10-Q (the “Report”). See Note 11—Segment Information for additional information about our reportable segments.

The assets, liabilities, and results of operations of NABCO, prior to its divestiture, are included in discontinued operations for all periods presented as a result of its sale in the first quarter of 2015, and the strategic shift in the Company’s operations. Discontinued operations also includes certain assets and liabilities related to the former businesses of our subsidiary SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). See Note 12—Discontinued Operations for additional information about our discontinued operations.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING UPDATES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry and its wholly owned and majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2016. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2016 (the “Annual Report”).

During the quarter ended September 30, 2016, with authorization from the Board of Directors, management has initiated a process to sell Cosmedicine, LLC (“Cosmedicine”), or liquidate its assets over the next twelve months. As of September 30, 2016, Cosmedicine’s major classes of assets held for sale included $0.8 million of finished goods inventory and $0.2 million of prepaid expenses and other current assets. Additionally, Cosmedicine, a component of Corporate and Other, has $0.5 million of accrued liabilities, including the accrued $0.4 million loss on disposal, which is classified in other, net of nonoperating expenses. Additionally, $0.1 million of intangible assets were impaired as of September 30, 2016. The potential sale or liquidation of Cosmedicine does not represent a major strategic shift in operations and will not have a significant effect on the consolidated financial results of Real Industry.

During the quarter ended March 31, 2016, the Company identified an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements, which resulted in the overstatement of property, plant and equipment, net, by $3.8 million, and the overstatement of deferred income taxes (liability) by $1.1 million as of December 31, 2015; and the overstatement of net earnings by $2.7 million for the year ended December 31, 2015. The error occurred in the quarter ended December 31, 2015, and was corrected during the quarter ended March 31, 2016. As a result of the correction, cost of sales; gross profit; selling, general and administrative (“SG&A”) expenses; operating loss; loss from continuing operations; and net loss are each impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses presented in the results of operations during the nine months ended September 30, 2016. Management has concluded that the error reflected in the December 31, 2015 consolidated financial statements was not material and that the error correction in 2016 is not expected to be material to the full year results of operations.

Recent Accounting Standards Updated Issued – Not Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which was the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. ASU 2014-09 will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized, and is effective for the Company on January 1, 2018. The Company has formed a task force to understand and implement the new revenue recognition standard. The task force is currently evaluating the Company’s contracts with customers to identify the various forms of contracts and types of performance obligations that are within the scope of ASU 2014-09. Additionally, the task force is evaluating information technology system requirements, as well as internal control considerations related to the new guidance, as well as the ultimate method of adoption and the impact on the Company’s consolidated financial statements.

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

NOTE 3—INVENTORIES

The following table presents the components of inventories as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(In millions)	2016	2015
Real Alloy:
Finished goods	$29.1	$32.2
Raw materials and work in process	65.6	68.1
Real Alloy inventories	94.7	100.3
Cosmedicine - finished goods	0.8	0.9
Total inventories	$95.5	$101.2

NOTE 4—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(In millions)	2016	2015
Senior Secured Notes:
Principal amount outstanding	$305.0	$305.0
Unamortized original issue discount and issuance costs	(11.2)	(14.3)
Senior Secured Notes, net	293.8	290.7
Asset-Based Facility:
Principal amount outstanding	45.5	22.0
Unamortized debt issuance costs	(1.7)	(2.4)
Asset-Based Facility, net	43.8	19.6
Capital leases	4.6	4.1
Current portion of long-term debt	(2.4)	(2.3)
Total long-term debt, net	$339.8	$312.1

Long-term debt

Senior Secured Notes

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year through the date of maturity. For each of the three months ended September 30, 2016 and 2015, interest expense associated with the Senior Secured Notes was $8.7 million, including $1.1 million of noncash expense related to the amortization of the original issue discount and debt issuance costs, respectively. For the nine months ended September 30, 2016 and 2015, interest expense was $25.9 million and $25.2 million, respectively, including $3.1 million and $3.2 million, respectively, of amortization of debt discount and issuance costs. As of September 30, 2016, the borrowers were in compliance with all applicable covenants under the Indenture of the Senior Secured Notes.

Asset-Based Facility

For each of the three months ended September 30, 2016 and 2015, interest expense associated with the Asset-Based Facility was $0.5 million, including $0.2 million related to the amortization of debt issuance costs. For the nine months ended September 30, 2016 and 2015, interest expense was $1.6 million and $1.1 million, respectively, including $0.7 million and $0.5 million, respectively, related to the amortization of debt issuance costs. As of September 30, 2016, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases to finance office and other equipment for its operations. As of September 30, 2016, $2.4 million of the $4.6 million in capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and has a liquidation preference of $27.9 million as of September 30, 2016. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the following twelve months, and 9% thereafter. As of September 30, 2016, dividends are accrued and paid at 8% of the liquidation preference. Dividends are paid in-kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control as defined in the Indenture of the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company will redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement).

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date plus dividends paid in-kind and accretion of the fair value adjustment to the Redeemable Preferred Stock. The difference between the liquidation preference and the estimated fair value as of the issuance date is accreted over the period preceding the holder’s right to redeem the instrument, or sixty-six months.

The following table presents the activity related to the carrying value of Redeemable Preferred Stock during the nine months ended September 30, 2016:

(In millions)
Balance, December 31, 2015	$21.9
Dividends on Redeemable Preferred Stock, in-kind	1.4
Accretion of fair value adjustment to Redeemable Preferred Stock	0.8
Balance, September 30, 2016	$24.1

NOTE 5—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes the activity within stockholders’ equity attributable to Real Industry and noncontrolling interest during the year ended December 31, 2015 and the nine months ended September 30, 2016:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance, December 31, 2014	$85.7	$(0.1)	$85.6
Net earnings (loss)	(6.9)	0.1	(6.8)
Common stock issued, net	63.3	—	63.3
Common stock acquired	(0.1)	—	(0.1)
Common stock options exercised	1.2	—	1.2
Warrants exercised	0.2	—	0.2
Noncontrolling interest acquired in business combination	—	0.8	0.8
Share-based compensation expense	1.5	—	1.5
Dividends and accretion of fair value adjustment to Redeemable Preferred Stock	(2.3)	—	(2.3)
Change in accumulated other comprehensive loss	(1.0)	—	(1.0)
Balance, December 31, 2015	141.6	0.8	142.4
Net earnings (loss)	(22.5)	0.5	(22.0)
Dividends and accretion of fair value adjustment to Redeemable Preferred Stock	(2.2)	—	(2.2)
Share-based compensation expense	3.0	—	3.0
Common stock options exercised	0.1	—	0.1
Warrants exercised	0.2	—	0.2
Change in accumulated other comprehensive income (loss)	1.7	—	1.7
Balance, September 30, 2016	$121.9	$1.3	$123.2

The following table reflects changes in the shares of common stock outstanding during the year ended December 31, 2015 and the nine months ended September 30, 2016:

Shares of Common Stock Outstanding
Balance, December 31, 2014	17,099,882
Common stock issued	11,304,673
Common stock acquired	(9,698)
Restricted common stock awards granted, net of forfeitures	240,990
Common stock options exercised, net of treasury shares reissued	229,892
Warrants exercised, net of repurchases	26,027
Balance, December 31, 2015	28,891,766
Restricted common stock awards granted, net of forfeitures	434,494
Common stock options exercised, net of treasury shares reissued	27,500
Warrants exercised, net of repurchases	7,552
Balance, September 30, 2016	29,361,312

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity within accumulated other comprehensive income (loss) during the nine months ended September 30, 2016:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(6.0)	$5.0	$(1.0)
Current period currency translation adjustments	1.7	0.1	1.8
Amortization of net actuarial gains, net of tax	—	(0.1)	(0.1)
Balance, September 30, 2016	$(4.3)	$5.0	$0.7

Included in current period currency translation adjustments for the nine months ended September 30, 2016 are $1.7 million of currency translation adjustment losses associated with intercompany loans considered long-term in nature, offset by $3.4 million of gains related to the translation adjustments of accounts denominated in foreign currencies.

See Note 8—Employee Benefit Plans for additional information about the Company’s periodic benefit expense.

NOTE 7—INCOME TAXES

At the end of each reporting period, Real Industry makes an estimate of its annual effective income tax rate. The estimate used for the nine months ended September 30, 2016 may change in subsequent periods. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings, losses, and tax rates between tax jurisdictions, and changes in valuation allowances. The income tax benefit for the three months ended September 30, 2016 was $0.5 million, compared to a $0.5 million income tax expense for the three months ended September 30, 2015. For the nine months ended September 30, 2016, income tax expense was $0.4 million, compared to a $6.7 million income tax benefit for the nine months ended September 30, 2015.

As of December 31, 2015, the Company has estimated U.S. federal NOLs of $871.8 million and non-U.S. NOLs of $27.6 million. The U.S. federal NOLs have a 20-year life and begin to expire after the 2027 tax year. Additionally, the Company has state NOLs in amounts that are comparable to the U.S. federal NOLs. Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Real Industry intends to maintain those valuation allowances until sufficient positive evidence exists to support their realization through achieving profitability.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2011 through 2015 tax years remain open to examination. In October 2016, the Company was notified by the IRS of its intention to audit Real Industry’s 2014 federal income tax return.

NOTE 8—EMPLOYEE BENEFIT PLANS

The following table presents the components of net periodic benefit expense under the German defined benefit pension plans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Service cost	$0.3	$0.2	$0.7	$0.6
Interest cost	0.3	0.2	0.8	0.5
Amortization of net actuarial gains	(0.1)	—	(0.2)	—
Expected return on plan assets	—	—	(0.1)	—
Net periodic benefit expense	$0.5	$0.4	$1.2	$1.1

NOTE 9—EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share using the two-class method, as unvested restricted common stock, unvested performance shares, and unvested restricted stock units contain non-forfeitable rights to dividends and meet the criteria of participating securities. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the Company presents basic and diluted earnings per share for its one class of common stock.

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

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to Real Industry, Inc., less dividends and accretion on the fair value adjustment to Redeemable Preferred Stock, by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock, common stock options, unvested performance shares, unvested restricted stock units, and the Warrants (as defined below in Note 10—Derivatives and Other Financial Instruments and Fair Value Measurements), determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015:

(In millions, except share	Three Months Ended September 30,		Nine Months Ended September 30,
and per share amounts)	2016	2015	2016	2015
Earnings (loss) from continuing operations	$(10.8)	$2.0	$(22.1)	$(29.5)
Earnings (loss) from discontinued operations, net of income taxes	—	(0.7)	0.1	26.5
Net earnings (loss)	(10.8)	1.3	(22.0)	(3.0)
Earnings from continuing operations attributable to noncontrolling interest	0.1	0.1	0.5	0.3
Net earnings (loss) attributable to Real Industry, Inc.	(10.9)	1.2	(22.5)	(3.3)
Dividends on Redeemable Preferred Stock, in-kind	(0.5)	(0.5)	(1.4)	(1.0)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.8)	(0.6)
Numerator for basic and diluted earnings (loss) per share—Net earnings (loss) available to common stockholders	$(11.6)	$0.5	$(24.7)	$(4.9)
Denominator for basic earnings (loss) per share—Weighted average shares outstanding	29,268,515	28,556,383	29,196,598	25,993,660
Effect of dilutive securities	—	1,257,090	—	—
Denominator for diluted earnings (loss) per share—Weighted average shares outstanding	29,268,515	29,813,473	29,196,598	25,993,660
Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.04	$(0.85)	$(1.21)
Discontinued operations	—	(0.02)	—	1.02
Basic earnings (loss) per share	$(0.40)	$0.02	$(0.85)	$(0.19)
Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.04	$(0.85)	$(1.21)
Discontinued operations	—	(0.02)	—	1.02
Diluted earnings (loss) per share	$(0.40)	$0.02	$(0.85)	$(0.19)

Unvested restricted common stock, common stock options, unvested performance shares, unvested restricted stock units, and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the three and nine months ended September 30, 2016, and the nine months ended September 30, 2015, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested performance shares, unvested restricted stock units, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive. For the three months ended September 30, 2015, there were no antidilutive securities.

The following tables provide details on the average market price of Real Industry common stock; the outstanding shares of unvested restricted common stock, common stock options, unvested performance shares, unvested restricted stock units, and Warrants that were potentially dilutive; and summary information about the potentially dilutive common stock equivalents for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average market price of Real Industry common stock	$7.27	$10.63	$7.43	$9.18

Potentially dilutive common stock equivalents:
Unvested restricted common stock	571,676	—	571,676	264,630
Outstanding common stock options	748,150	—	748,150	775,650
Unvested performance shares	354,058	—	354,058	260,000
Warrants	1,448,333	—	1,448,333	1,468,333
Total potentially dilutive common stock equivalents	3,122,217	—	3,122,217	2,768,613

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except exercise prices)	2016	2015	2016	2015
Average unamortized share-based compensation expense:
Restricted common stock awards	$2.5	$1.4	$2.6	$1.3
Performance share awards	$1.3	$1.8	$1.8	$0.8
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.64	$5.64	$5.75

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

Metal hedging

Primarily in our RAEU segment, London Metal Exchange (“LME”) future swaps or forward contracts are sold as metal is purchased to fill fixed-priced customer sales orders. As sales orders are priced, LME future swaps or forward contracts can be purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of the put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2016, Real Alloy had 25.6 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2016, Real Alloy had 1.6 trillion British thermal unit forward buy contracts.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of September 30, 2016, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers, and periodically thereafter while actively trading. As of September 30, 2016, no cash collateral was posted or held.

The table below presents gross amounts of recognized derivative assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of derivative assets and liabilities presented therein. As of September 30, 2016 and December 31, 2015, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	Fair Value of Derivatives		Fair Value of Derivatives
	as of September 30, 2016		as of December 31, 2015
(In millions)	Asset	Liability	Asset	Liability
Metal	$0.1	$—	$0.2	$(0.3)
Natural gas	0.1	(0.1)	—	(0.6)
Total	0.2	(0.1)	0.2	(0.9)
Effect of counterparty netting arrangements	—	—	(0.2)	0.2
Net derivatives assets (liabilities) as classified in the condensed consolidated balance sheets	$0.2	$(0.1)	$—	$(0.7)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of September 30, 2016 and December 31, 2015, as recorded in the unaudited condensed consolidated balance sheets:

		September 30,	December 31,
(In millions)	Balance Sheet Classification	2016	2015
Derivative assets:
Metal	Prepaid expenses, supplies, and other current assets	$0.1	$—
Natural Gas	Prepaid expenses, supplies, and other current assets	0.1	—
Total derivative assets		$0.2	$—
Derivative liabilities:
Metal	Accrued liabilities	$—	$(0.1)
Natural Gas	Accrued liabilities	(0.1)	(0.6)
Total derivative liabilities		$(0.1)	$(0.7)

Common stock warrant liability

On June 11, 2010, warrants to purchase 1.5 million shares of Real Industry’s common stock were issued (the “Warrants”). The Warrants had an aggregate purchase price of $0.3 million, an original exercise price of $10.30 per share, expire in June 2020, and are 100% vested. The Warrants were issued without registration in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions, and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions, which provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share. During the nine months ended September 30, 2016, 20,000 Warrants were exercised on a cashless basis and, as of September 30, 2016, there were 1,448,333 Warrants outstanding.

The common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 47.4% and an expected term of 3.7 years as of September 30, 2016, and 49.9% volatility and an expected term of 4.4 years as of December 31, 2015, along with a 60% equity raise probability assumption, and a 15% equity raise price discount assumption in the periods following the measurement date. The most significant input in determining the fair value of the common stock warrant liability is the price of our common stock on the measurement date, which as of September 30, 2016 and December 31, 2015 was $6.12 and $8.03, respectively. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a minor decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in a minor increase in the estimated fair value of the common stock warrant liability. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

The following table presents changes in the fair value of the common stock warrant liability during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Balance, beginning of period	$6.1	$11.1	$6.9	$5.6
Warrants exercised	—	(0.1)	(0.1)	(0.2)
Change in fair value of common stock warrant liability	(1.9)	(3.4)	(2.6)	2.2
Balance, end of period	$4.2	$7.6	$4.2	$7.6

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from independent sources (observable inputs) and an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

We endeavor to utilize the best available information in measuring fair value. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence and unobservable inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth financial assets and liabilities that are accounted for at fair value on a recurring basis, and their level in the fair value hierarchy, as of September 30, 2016 and December 31, 2015:

		Estimated Fair Value
	Fair Value	September 30,	December 31,
(In millions)	Hierarchy	2016	2015
Derivative assets	Level 2	$0.2	$0.2
Derivative liabilities	Level 2	(0.1)	(0.9)
Net derivative assets (liabilities)		$0.1	$(0.7)
Common stock warrant liability	Level 3	$(4.2)	$(6.9)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents losses on derivative financial instruments during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Realized losses:
Metal	$0.2	$1.5	$0.6	$2.2
Natural gas	—	—	0.8	—
Total realized losses	0.2	1.5	1.4	2.2
Unrealized losses (gains):
Metal	0.2	(0.8)	(0.2)	0.5
Natural gas	0.4	0.3	(0.7)	0.3
Total unrealized losses (gains)	0.6	(0.5)	(0.9)	0.8
Losses on derivative financial instruments	$0.8	$1.0	$0.5	$3.0

Other Financial Instruments

The following tables present the carrying values and estimated fair values of other financial instruments as of September 30, 2016 and December 31, 2015:

		September 30, 2016
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$34.6	$34.6
Financing receivable	Level 2	45.2	45.2
Loans receivable, net (other noncurrent assets)	Level 3	0.9	0.9
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$293.8	$308.1
Asset-Based Facility	Level 2	43.8	45.5
Redeemable Preferred Stock	Level 3	$24.1	$23.0

		December 31, 2015
(In millions)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$35.7	$35.7
Financing receivable	Level 2	32.7	32.7
Restricted cash held in escrow (other current assets)	Level 1	3.9	3.9
Loans receivable, net (other noncurrent assets)	Level 3	1.1	1.1
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$290.7	$310.9
Asset-Based Facility	Level 2	19.6	22.0
Redeemable Preferred Stock	Level 3	$21.9	$18.7

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of September 30, 2016 and December 31, 2015:

Cash and cash equivalents and restricted cash held in escrow

Cash and cash equivalents and restricted cash held in escrow are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a €50 million factoring facility (the “Factoring Facility”). The Factoring Facility provides for the transfer and sale of eligible receivables to a counterparty, the settlement of which generally occurs within thirty days of transfer, which are accounted for as true sales, and are included in operating cash flows. During the three and nine months ended September 30, 2016, $96.7 million and $270.2 million, respectively, of trade receivables were transferred on a nonrecourse basis, and proceeds of $92.7 million and $262.7 million, respectively, were received. During the three and nine months ended September 30, 2015, $117.6 million and $336.9 million, respectively, of trade receivables were transferred and $120.8 million and $289.5 million, respectively, of proceeds were received. Administrative fees and expenses associated with the Factoring Facility were $0.2 million in each of the three months ended September 30, 2016 and 2015, and $0.6 million in each of the nine months ended September 30, 2016 and 2015.

The transferred receivables are isolated from the accounts of Real Alloy, which maintains continuing involvement with the transferred receivables through limited servicing obligations, primarily related to recordkeeping. Real Alloy retains no rights to the transferred receivables, or associated collateral, and does not collect a servicing fee. Following transfer, Real Alloy has no further rights to any cash flows or other assets to any party related to the transfer.

The carrying value is a reasonable estimate of fair value as the financing receivable is generally outstanding for no more than thirty days and the counterparty is a large creditworthy financial institution.

Loans receivable, net

Loans receivable, net, consists of a pool of commercial real estate loans. The estimated fair value considers the collateral coverage of assets securing the loans and estimated credit losses, as well as variable interest rates, which approximate market interest rates.

Long-term debt – Senior Secured Notes

The estimated fair value of the Senior Secured Notes is based on observable market prices.

Long-term debt – Asset-Based Facility

The estimated fair value of the Asset-Based Facility is based on its market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

The estimated fair value of Redeemable Preferred Stock is determined based on a discounted cash flow analysis using the Hull & White model, with a remaining term of forty-seven months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 15.5% credit spread adjustment to a zero coupon yield curve as of September 30, 2016, based on similar market instruments.

NOTE 11—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of September 30, 2016, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Measurement of segment profitability

Our CODM and management use several measures of performance for our reportable segments, including earnings before interest, taxes, depreciation and amortization and excludes certain other items (“Segment Adjusted EBITDA”). We use Segment Adjusted EBITDA as our primary financial performance metric and believe this measure provides additional information commonly used by holders of our common stock, as well as the holders of the Senior Secured Notes and parties to the Asset-Based Facility with respect to the ongoing performance of our underlying business activities. In addition, Segment Adjusted EBITDA is a component of certain covenants under the Indenture governing the Senior Secured Notes.

Our Segment Adjusted EBITDA calculations represent segment earnings (loss) before interest, taxes, depreciation and amortization, unrealized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses. Segment Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. Readers are encouraged to evaluate each adjustment shown in the reconciliation and the reasons we consider it appropriate for supplemental analysis, however, Segment Adjusted EBITDA is not a financial measurement calculated and presented in accordance with GAAP. When analyzing our operating performance, we encourage investors to use Segment Adjusted EBITDA in addition to, and not as an alternative for, net earnings (loss) derived in accordance with GAAP. Segment Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP.

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under the Senior Secured Notes or Asset-Based Facility;
•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us;
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other; and
•

Although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Segment Adjusted EBITDA does not reflect cash requirements for such replacements.

Other companies, including companies in our industry, may calculate Segment Adjusted EBITDA differently and the degree of their usefulness as a comparative measure correspondingly decreases as the number of differences in computations increases.

In addition, in evaluating Segment Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Segment Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Segment assets and liabilities

Certain of the Company’s assets and liabilities have not been allocated to our reportable segments, including Corporate and Other cash and cash equivalents, the common stock warrant liability, deferred income taxes, and long-term debt, none of which our CODM uses to evaluate the performance of our reportable segments. Additionally, certain of the Company’s corporate administrative expenses are not allocated to the reportable segments.

Reportable segment information

The following tables show segment revenues from external customers (there were no intersegment revenues) and Segment Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, and reconciliations of Segment Adjusted EBITDA to net earnings (loss) for each period presented. Although the three month periods are comparable, the year-to-date periods are not comparable as the results for 2015 include the results of operations for the period from the Real Alloy acquisition date to September 30, 2015, or approximately seven months. Segment Adjusted EBITDA presents only the financial performance of our segments and does not include the results of operations of Corporate and Other.

	Three Months Ended September 30, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$200.5	$114.4	$—	$314.9
Segment Adjusted EBITDA	$9.0	$7.9		$16.9

	Three Months Ended September 30, 2015
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$205.2	$133.4	$—	$338.6
Segment Adjusted EBITDA	$15.4	$7.4		$22.8

	Nine Months Ended September 30, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$613.7	$331.5	$—	$945.2
Segment Adjusted EBITDA	$36.5	$19.6		$56.1

	Nine Months Ended September 30, 2015
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$521.7	$323.3	$0.1	$845.1
Segment Adjusted EBITDA	$36.3	$16.9		$53.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Segment Adjusted EBITDA	$16.9	$22.8	$56.1	$53.2
Unrealized gains (losses) on derivative financial instruments	(0.6)	0.5	0.9	(0.8)
Segment depreciation and amortization	(11.3)	(10.3)	(36.6)	(24.2)
Amortization of inventories and supplies purchase accounting adjustments	—	(1.3)	(0.9)	(8.5)
Corporate and Other selling, general and administrative expenses	(7.5)	(3.2)	(14.4)	(10.5)
Other, net	(1.0)	(1.1)	(2.6)	(2.2)
Operating profit (loss)	(3.5)	7.4	2.5	7.0
Interest expense, net	(9.2)	(9.2)	(27.5)	(26.6)
Change in fair value of common stock warrant liability	1.9	3.4	2.6	(2.2)
Acquisition-related costs and expenses	—	—	—	(14.8)
Foreign exchange gains on intercompany loans	—	—	1.0	—
Other nonoperating income, net	(0.5)	0.9	(0.3)	0.4
Income tax benefit (expense)	0.5	(0.5)	(0.4)	6.7
Earnings (loss) from discontinued operations, net of income taxes	—	(0.7)	0.1	26.5
Net earnings (loss)	$(10.8)	$1.3	$(22.0)	$(3.0)

The following tables present summarized balance sheet information for each of our reportable segments and reconciliations to consolidated assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$15.8	$5.8	$8.1	$7.2
Trade accounts receivable, net	80.9	16.2	63.7	13.5
Financing receivable	—	45.2	—	32.7
Inventories	65.0	29.7	61.7	38.5
Prepaid expenses, supplies, and other current assets	15.5	6.9	12.5	6.8
Total current assets	177.2	103.8	146.0	98.7
Property, plant and equipment, net	189.8	97.4	199.3	102.2
Intangible assets, net	13.2	—	15.0	—
Goodwill	95.4	9.2	95.4	8.9
Other noncurrent assets	5.0	2.8	4.9	1.9
Total segment assets	$480.6	$213.2	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$70.8	$41.4	$58.1	$42.3
Accrued liabilities	22.2	14.1	34.3	14.6
Total current liabilities	93.0	55.5	92.4	56.9
Accrued pension benefits	—	39.3	—	38.0
Environmental liabilities	11.7	—	11.7	—
Other noncurrent liabilities	4.5	1.8	4.1	1.4
Total segment liabilities	$109.2	$96.6	$108.2	$96.3

	September 30,	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$480.6	$460.6
Real Alloy Europe	213.2	211.7
Cash and cash equivalents - Corporate and Other	13.0	20.4
Other unallocated assets	5.5	8.2
Total consolidated assets	$712.3	$700.9
Liabilities:
Real Alloy North America	$109.2	$108.2
Real Alloy Europe	96.6	96.3
Long-term debt	342.2	314.4
Common stock warrant liability	4.2	6.9
Deferred income taxes	5.9	6.7
Other unallocated liabilities	6.9	4.1
Total consolidated liabilities	$565.0	$536.6

NOTE 12—DISCONTINUED OPERATIONS

NABCO

On January 9, 2015, we sold all of our interests in NABCO for $77.9 million, including a final working capital adjustment of $0.1 million, and $3.9 million of proceeds released from escrow in the first quarter of 2016. As a result of the sale and the strategic shift in the Company’s business, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

SGGH

As of September 30, 2016, the largest liability within discontinued operations is a repurchase reserve that represents estimated losses from repurchase claims based on claimed breaches of certain representations and warranties provided by FIL to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimates the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate is based on currently available information and was subject to known and unknown uncertainties using multiple assumptions requiring significant judgment.

In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the New York state six-year statute of limitations on loan repurchase demands begins to run as of the closing date on which the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Based on the final decision in the ACE Securities Case, management believes a repurchase reserve of $0.7 million is adequate as of September 30, 2016.

The Company did not settle or receive any repurchase claims during the nine months ended September 30, 2016 or the year ended December 31, 2015. The repurchase reserve liability was $0.7 million as of September 30, 2016 and December 31, 2015. During the three months ended September 30, 2016 and 2015, the repurchase reserve remained unchanged. During the nine months ended September 30, 2016 and 2015, the repurchase reserve was reduced by zero and $4.8 million, respectively.

Earnings from discontinued operations for the nine months ended September 30, 2016 is primarily related to $0.2 million of restitution received from the U.S. government related to investigations of various sub-prime mortgage loan brokers that defrauded FIL. Earnings from discontinued operations, net of income taxes for the nine months ended September 30, 2015 is primarily related to the $39.7 million pretax gain on sale of NABCO and a $4.8 million reduction in the repurchase reserve.

NOTE 13—COMMITMENTS AND CONTINGENCIES

On August 23, 2016, the Company accepted Mr. Craig T. Bouchard’s resignation as the Chairman of the Board of Directors and the Chief Executive Officer of Real Industry. In connection with his separation, Mr. Bouchard received $2.0 million of cash severance,

$0.5 million of which was paid in September 2016, with the remaining $1.5 million to be paid beginning October 31, 2016 through August 31, 2018. Additionally, certain of Mr. Bouchard’s equity awards were forfeited, while others were modified with no further service requirement. As a result, in the three months ending September 30, 2016, the Company recognized $1.5 million of share-based compensation expense related to the awards that continue to vest.

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

Real Alloy’s reserves for environmental remediation liabilities totaled $16.0 million as of each of September 30, 2016 and December 31, 2015. Of the total remediation liability, $4.3 million is classified in accrued liabilities in the unaudited condensed consolidated balance sheets, as of September 30, 2016 and December 31, 2015, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements primarily related to the normal operation of its landfills and the retirement of the related assets, which represents the most probable costs of remedial actions. Real Alloy’s total asset retirement obligations were $5.2 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively, of which $0.7 million and $0.9 million were classified as accrued liabilities, respectively, and $4.5 million and $4.1 million as other noncurrent liabilities, respectively.

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

NOTE 14—SUBSEQUENT EVENTS

Under the terms of a purchase agreement (the “Beck Purchase Agreement”), on November 1, 2016, Real Alloy purchased select assets of privately-held Beck Aluminum Alloys, Ltd. (“Beck Alloys”), and a 49% interest in Beck Aluminum International, LLC (“Beck Trading”) for $23.7 million in cash. Beck Alloys operates three secondary aluminum recycling/smelting plants in Mount Pleasant, WI, Houston, TX, and Lebanon, PA that primarily produce high-purity foundry alloys from aluminum scrap to supply the automotive, wheel, and recreational equipment casting industries. GSB Beck Holdings, Inc., has owned and operated Beck Trading for more than 65 years, providing primary and secondary metals brokerage services to the aluminum industry.

The assets acquired from Beck Alloys primarily include inventories and property, plant and equipment. As part of the Beck Purchase Agreement, a new operating agreement was executed for Beck Trading, specifying that the first $6.0 million of distributions from Beck Trading will be made to Real Alloy, thereafter, distributions will follow the ownership interests of each party.

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

Certain statements in this Report, including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15 of our Annual Report, and “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A in this Report and in our quarterly report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 9, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Report, our Annual Report, and our Form 10-Q for the period ended June 30, 2016. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

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

As of September 30, 2016, Real Industry had an effective $700.0 million shelf registration statement on Form S-3.

Our Reportable Segments – RANA and RAEU

Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products, and the manufacturing of wrought, cast, and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, foundries, and casters. Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy delivers recycled metal in solid or molten form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, giving it a great degree of flexibility in reclaiming high-quality recyclable aluminum.

We have two reportable segments, both related to the Real Alloy Business: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”). We are only including the results of operations for these two reportable segments for the period from the acquisition date, February 27, 2015. Accordingly, in any performance metric noted as “for the nine months ended September 30, 2015,” the results of Real Alloy are only presented for approximately seven months. Consequently, management has elected not to provide certain comparisons of year-to-date information, as the amounts are not comparable.

RANA includes aluminum melting, processing, recycling, and alloying activities conducted in eighteen facilities located in the U.S., Canada and Mexico, with customers serving end-uses primarily related to automotive, consumer packaging, construction, transportation, and steel. Approximately 54% and 53% of RANA’s invoiced sales volume was used in automotive applications in the three months ended September 30, 2016 and 2015, respectively, and approximately 55% and 54% in the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, RANA reported $200.5 million and $205.2 million of revenues, representing 64% and 61% of the Company’s consolidated revenues, respectively. For the nine months ended September 30, 2016, revenues were $613.7 million, representing 65% of consolidated revenues.

Similar to RANA, RAEU’s operations primarily convert aluminum scrap, dross, and other alloying agents, as needed, and deliver the recycled metal in solid or molten form to customers from six facilities located in Germany, Norway and the United Kingdom. RAEU supplies the European automobile industry, which represented approximately 65% and 72% of this segment’s invoiced sales volume in the three months ended September 30, 2016 and 2015, respectively, and 69% and 72% in the nine months ended September 30, 2016 and 2015, respectively, as well as to other aluminum producers and manufacturers serving other European aluminum industries. For the three months ended September 30, 2016 and 2015, RAEU reported $114.4 million and $133.4 million of revenues, respectively, representing 36% and 39% of the Company’s consolidated revenues. For the nine months ended September 30, 2016, revenues were $331.5 million, representing 35% of consolidated revenues.

In both RANA and RAEU, Real Alloy conducts business with its customers primarily through tolling arrangements and buy/sell arrangements. Under tolling arrangements, customers deliver their own aluminum scrap and by-products and pay us a fee to convert the material into usable recycled metal. Tolling arrangements provide Real Alloy benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced working capital needs associated with tolling arrangements. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers, and other producers, and processed and sold as wrought or cast alloys to customer specifications. Real Alloy invoiced approximately 98.9 thousand metric tonnes (“kt”) in North America and 48.8 kt in Europe through tolling arrangements, which represented 51% of Real Alloy’s overall volume for the three months ended September 30, 2016, and invoiced approximately 96.6 kt in North America and 47.0 kt in Europe through buy/sell arrangements, which represented 49% of Real Alloy’s overall volume during the same period. For the nine months ended September 30, 2016, Real Alloy invoiced approximately 298.7 kt in North America and 153.5 kt in Europe through tolling arrangements, which represented 52% of Real Alloy’s overall volume. Buy/sell arrangements for the nine months ended September 30, 2016 were 292.5 kt in North America, and 132.8 kt in Europe, which represented 48% of Real Alloy’s overall volume. The buy/sell portion of Real Alloy’s business has a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of metal is included in both figures.

The financial performance of Real Alloy is determined, in part, by the volume of metal processed and invoiced. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated margins. A significant component of revenue and cost of sales is derived from the price of aluminum alloy and scrap, which are commodities that change based on both macro and micro economic supply and demand conditions, and which are generally passed through to customers. Revenues and margin percentages are also subject to fluctuation based on the percentage of customer-owned metal tolled or processed. Increased processing under such tolling arrangements results in lower revenues and generally also results in higher gross profit margins compared to buy/sell arrangements. Tolling arrangements reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling arrangements are beneficial in these ways, the percentage of Real Alloy’s capacity under these agreements is limited by the amount of metal their customers own and the extent to which they are willing to enter into such arrangements.

In addition to focusing on tolling relationships and carefully managing the size of its commercial inventory position related to its buy/sell business, Real Alloy also utilizes various derivative financial instruments designed to reduce the impact of changing aluminum prices on these net physical purchases and sales, particularly in its European operations. A portion of its buy/sell business is executed based on published indices, but often do not correlate with an index and, therefore, are not hedged. Real Alloy’s risk management practices reduce, but do not eliminate exposure to changing aluminum prices. While these practices limit exposure to unfavorable aluminum price changes, they also limit Real Alloy’s ability to benefit from favorable price changes.

Margins are impacted by the fees charged to customers to process their metal, by “scrap spreads,” which represents the difference between the purchase price of the aluminum scrap Real Alloy buys and the selling prices of the aluminum alloys produced, and by conversion costs. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While aluminum scrap prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and can cause unpredictable movements in metal spreads of aluminum scrap versus primary aluminum. Real Alloy’s operations are more significantly impacted by scrap spreads, which they strive to maximize, by utilizing all grades of aluminum scrap and optimizing metal blends and plant loadings. Additionally, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to process and melt aluminum.

In addition to analyzing our consolidated operating performance based on volumes, our CODM measures the financial performance of our reportable segments utilizing adjusted EBITDA (“Segment Adjusted EBITDA”). Segment Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Segment Adjusted EBITDA to manage and assess the performance of our business segments and overall business, and believes that Segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Item 2.

Corporate and Other

As a holding company, we report the administrative, financial, and human resource activities related to the oversight of our operating segments, implementation of our acquisition strategies, maintenance of our public company status, and management of our discontinued operations as “Corporate and Other.” The holding company expects to charge its operating segments management fees for providing oversight and for certain direct and indirect expenses incurred on their behalf. In the case of Real Alloy, in each of the three months ended September 30, 2016 and 2015, $0.8 million of management fees were charged, and $2.3 million and $1.8 million were charged in the nine months ended September 30, 2016 and 2015, respectively, although no cash has been transferred. Such charges are excluded from Segment Adjusted EBITDA, as management excludes such costs when assessing segment performance.

Corporate and Other also includes the assets, liabilities, and results of operations of operating segments that do not meet the criteria of a reportable segment, generally as a result of the size of the segment, including Cosmedicine and Signature Credit Partners, Inc. (“SCP”). During the quarter ended September 30, 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine or liquidate its assets. As of September 30, 2016, Cosmedicine’s major classes of assets held for sale included $0.8 million of finished goods inventory and $0.2 million of prepaid expenses and other current assets. The potential sale or liquidation of Cosmedicine does not represent a major strategic shift in operations and will not have a significant effect on the consolidated financial results of Real Industry.

SCP was the primary component of a former reportable segment, Special Situations. As of September 30, 2016, SCP has assets of approximately $1.7 million, including $0.8 million of cash and $0.9 million of commercial loans receivable.

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

As of September 30, 2016, discontinued operations had zero assets and $0.8 million of liabilities. See Note 12—Discontinued Operations in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about our discontinued operations.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and are fundamental to understanding our unaudited condensed consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and costs included in the unaudited condensed consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates. Critical accounting policies governing the following areas are described in Part II, Item 7 of our Annual Report:

i.	Business combinations;
ii.	Revenue recognition, shipping and handling costs, and advertising costs;
iii.	Inventories;
iv.	Market risk management using derivative financial instruments;
v.	Currency translation;
vi.	Impairment of long-lived assets and amortizable intangible assets;
vii.	Environmental liabilities and asset retirement obligations;
viii.	Pension benefits;
ix.	Repurchase reserve;
x.	Deferred tax asset valuation; and
xi.	Goodwill and intangible assets.

On an ongoing basis, we evaluate the estimates and assumptions used in these policies based on historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable under the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of future balance sheet dates and our results of operations in future reporting periods.

There were no changes in our critical accounting policies during the nine months ended September 30, 2016, from those disclosed in the Annual Report.

Non-GAAP Financial Measures

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. We report our financial results in accordance with GAAP; however, our CODM and management use Segment Adjusted EBITDA as the primary performance metric for the Company’s segments and believe this measure provides additional information commonly used by holders of our common stock, as well as the holders of the Senior Secured Notes and parties to the Asset-Based Facility with respect to the ongoing performance of our underlying business activities. In addition, Segment Adjusted EBITDA is a component of certain covenants under the Indenture governing the Senior Secured Notes.

Our Segment Adjusted EBITDA calculation represents segment net earnings (loss) before interest, taxes, depreciation and amortization, and certain other items including, unrealized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses.

Segment Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. While we disclose Segment Adjusted EBITDA in accordance with GAAP, it is not a financial measurement calculated in accordance with GAAP, and when analyzing our operating performance, investors should use Segment Adjusted EBITDA in addition to, and not as an alternative for, net earnings (loss), operating income or any other performance measure derived in accordance with GAAP. Segment Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP.

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under the Senior Secured Notes or Asset-Based Facility;
•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us;
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other; and
•

Although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and Segment Adjusted EBITDA does not reflect cash requirements for such replacements.

Other companies, including companies in our industry, may calculate these measures differently and the degree of their usefulness as a comparative measure correspondingly decreases as the number of differences in computations increases.

In addition, in evaluating Segment Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Segment Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenues	$314.9	$338.6	$945.2	$845.1
Cost of sales	298.3	313.2	889.7	793.5
Gross profit	16.6	25.4	55.5	51.6
Operating costs	20.1	18.0	53.0	44.6
Operating profit (loss)	(3.5)	7.4	2.5	7.0
Nonoperating expense, net	7.8	4.9	24.2	43.2
Earnings (loss) from continuing operations before income taxes	(11.3)	2.5	(21.7)	(36.2)
Income tax expense (benefit)	(0.5)	0.5	0.4	(6.7)
Earnings (loss) from continuing operations	(10.8)	2.0	(22.1)	(29.5)
Earnings (loss) from discontinued operations, net of income taxes	—	(0.7)	0.1	26.5
Net earnings (loss)	(10.8)	1.3	(22.0)	(3.0)
Earnings from continuing operations attributable to noncontrolling interest	0.1	0.1	0.5	0.3
Net earnings (loss) attributable to Real Industry, Inc.	$(10.9)	$1.2	$(22.5)	$(3.3)
EARNINGS (LOSS) PER SHARE
Net earnings (loss) attributable to Real Industry, Inc.	$(10.9)	$1.2	$(22.5)	$(3.3)
Dividends on Redeemable Preferred Stock, in-kind	(0.5)	(0.5)	(1.4)	(1.0)
Accretion of discount on Redeemable Preferred Stock	(0.2)	(0.2)	(0.8)	(0.6)
Net earnings (loss) available to common stockholders	$(11.6)	$0.5	$(24.7)	$(4.9)
Basic earnings (loss) per share:
Continuing operations	$(0.40)	$0.04	$(0.85)	$(1.21)
Discontinued operations	—	(0.02)	—	1.02
Basic earnings (loss) per share	$(0.40)	$0.02	$(0.85)	$(0.19)
Diluted earnings (loss) per share:
Continuing operations	$(0.40)	$0.04	$(0.85)	$(1.21)
Discontinued operations	—	(0.02)	—	1.02
Diluted earnings (loss) per share	$(0.40)	$0.02	$(0.85)	$(0.19)

Consolidated Results of Operations – Comparison of the Three Months Ended September 30, 2016 and 2015

Net loss available to common stockholders for the three months ended September 30, 2016 was $11.6 million, or $0.40 loss per basic and diluted share, compared to net earnings available to common stockholders for the three months ended September 30, 2015 of $0.5 million, or $0.02 earnings per basic and diluted share. For the three months ended September 30, 2016, net loss was $10.8 million, compared to net earnings of $1.3 million for the three months ended September 30, 2015.

During the three months ended September 30, 2016 and 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•	We recognized $3.5 million of accrued severance and share-based compensation expense associated with the separation of the former chief executive officer in the three months ended September 30, 2016;

•

We reported $1.3 million of noncash cost of sales related to the amortization of the fair value adjustment of inventories and supplies under purchase accounting during the three months ended September 30, 2015; and

•

We reported $1.9 million of noncash nonoperating income and $3.4 million of noncash nonoperating income from the change in fair value of common stock warrant liability during the three months ended September 30, 2016 and 2015, respectively.

Consolidated Results of Operations – Comparison of the Nine Months Ended September 30, 2016 and 2015

Our consolidated results for the nine months ended September 30, 2015 include the results of operations of Real Alloy from the acquisition date through September 30, 2015, or only approximately seven months.

During the nine months ended September 30, 2016 and 2015, our consolidated results include a number of one-time expenses or events that may be considered obscuring underlying operating results. The following events are particularly noteworthy for these reporting periods:

•	We recognized $3.5 million of accrued severance and share-based compensation expense associated with the separation of the former chief executive officer in the nine months ended September 30, 2016;
•	In the nine months ended September 30, 2016 and 2015 we recognized $0.9 million and $8.5 million of amortization of inventories and supplies purchase accounting adjustments, respectively;
•

In the nine months ended September 30, 2016, we reported the correction of an immaterial error in depreciation expense reported in our December 31, 2015 consolidated financial statements, which resulted in an additional $3.8 million of depreciation expense in 2016;

•

There was approximately $4.7 million of interest expense (including amortization of issuance discount and debt issuance costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition on February 27, 2015, during which we had no offsetting operations from Real Alloy;

•

We reported $1.0 million of gains on intercompany loan foreign currency translation adjustments during the nine months ended September 30, 2016. There were no intercompany loan foreign currency translation adjustments during the nine months ended September 30, 2015;

•	We recorded a $39.7 million pretax gain on sale of NABCO and a $4.8 million reduction in the repurchase reserve, reported in discontinued operations during the nine months ended September 30, 2015;
•

We recognized $2.6 million of noncash income from the change in fair value of the warrant liability, and $2.2 million of noncash expense in the nine months ended September 30, 2016 and 2015, respectively; and

•	In the nine months ended September 30, 2015 we recorded $14.8 million of acquisition and financing-related costs and expenses.

Segments’ Results of Operations – Comparison of the Three Months Ended September 30, 2016 and 2015

The following tables present our segment results of operations for the three months ended September 30, 2016 and 2015, and a reconciliation of Segment Adjusted EBITDA to consolidated net earnings (loss) for each of the periods presented. Differences between segment totals and amounts reported in the condensed consolidated statements of operations are included in Corporate and Other.

	Three Months Ended September 30, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Segment Totals
Metric tonnes invoiced:
Tolling arrangements	98.9	48.8	147.7
Buy/sell arrangements	96.6	47.0	143.6
Total metric tonnes invoiced	195.5	95.8	291.3
Revenues	$200.5	$114.4	$314.9
Cost of sales	192.3	105.9	298.2
Gross profit	$8.2	$8.5	$16.7

Selling, general and administrative expenses	$6.7	$3.9	$10.6
Depreciation and amortization	$8.1	$3.1	$11.2
Capital expenditures	$4.0	$3.4	$7.4
Segment Adjusted EBITDA	$9.0	$7.9	$16.9
Segment Adjusted EBITDA per metric tonne invoiced	$46	$82	$58

	Three Months Ended September 30, 2015
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Segment Totals
Metric tonnes invoiced:
Tolling arrangements	112.3	53.2	165.5
Buy/sell arrangements	88.1	46.3	134.4
Total metric tonnes invoiced	200.4	99.5	299.9
Revenues	$205.2	$133.4	$338.6
Cost of sales	189.0	125.7	314.7
Gross profit	$16.2	$7.7	$23.9

Selling, general and administrative expenses	$8.8	$4.6	$13.4
Depreciation and amortization	$7.2	$3.1	$10.3
Capital expenditures	$7.7	$0.9	$8.6
Segment Adjusted EBITDA	$15.4	$7.4	$22.8
Segment Adjusted EBITDA per metric tonne invoiced	$77	$74	$76

	Three Months Ended September 30,
(In millions)	2016	2015
Segment Adjusted EBITDA	$16.9	$22.8
Unrealized gains (losses) on derivative financial instruments	(0.6)	0.5
Segment depreciation and amortization	(11.3)	(10.3)
Amortization of inventories and supplies purchase accounting adjustments	—	(1.3)
Corporate and Other selling, general and administrative expenses	(7.5)	(3.2)
Other, net	(1.0)	(1.1)
Operating profit (loss)	(3.5)	7.4
Interest expense, net	(9.2)	(9.2)
Change in fair value of common stock warrant liability	1.9	3.4
Other nonoperating income, net	(0.5)	0.9
Income tax benefit (expense)	0.5	(0.5)
Earnings (loss) from discontinued operations, net of income taxes	—	(0.7)
Net earnings (loss)	$(10.8)	$1.3

RANA Segment

For the three months ended September 30, 2016 and 2015, RANA generated $9.0 million and $15.4 million of Segment Adjusted EBITDA, respectively, on $200.5 million and $205.2 million of revenues, respectively. During the three months ended September 30, 2016, tolling arrangements represented 51% of RANA’s total invoiced volume, while buy/sell arrangements represented 49%, compared to 56% tolling and 44% buy/sell arrangements in the three months ended September 30, 2015. Segment Adjusted EBITDA per metric tonne invoiced decreased to $46 in the three months ended September 30, 2016, compared to $77 in the three months ended September 30, 2015.

Total metal invoiced decreased 4.9 kt as a result of a 13.4 kt decrease in tolling volumes, driven primarily by lower primary aluminum prices at the beginning of 2016. The decrease in tolling volume was partially offset by an 8.5 kt increase in buy/sell volume, from increased sales efforts in the buy/sell market to backfill lost tolling volumes. RANA’s Segment Adjusted EBITDA per tonne decreased from $77 to $46, as cost of sales increased from $943 to $984, while revenues per tonne increased slightly from $1,024 to $1,026 due to tighter scrap spreads. The reduction in scrap spreads is primarily driven by increased imports of aluminum ingot, due to the strengthening of the U.S. dollar. The increased imports effectively capped the sales price of secondary aluminum, as well as a decrease in scrap availability, which was partially driven by lower steel prices. This impact on margins was partially offset by a decrease in SG&A expenses of $2.1 due to the termination of the TSA agreement with Aleris in April 2016.

Gross profit for RANA was $8.2 million for the three months ended September 30, 2016, representing a margin of 4.1% of revenues, compared to gross profit of $16.2 million for the three months ended September 30, 2015, representing a margin of 7.9% of revenues. The decrease in gross margin was due to the aforementioned reduction in scrap spreads. Cost of sales consists primarily of metal costs and conversion costs, including gains and losses on natural gas derivative instruments. During the three months ended September 30, 2015, RANA’s cost of sales also included $0.7 million of noncash expenses associated with the amortization of the purchase accounting adjustments related to acquired inventories and supplies.

SG&A expenses were $6.7 million for the three months ended September 30, 2016, compared to $8.8 million for the three months ended September 30, 2015. The $2.1 million decrease primarily relates to the termination of the TSA with Aleris for support received from Aleris for information technology services, treasury services, accounts payable, credit/collection services, and human resource services. Management estimates that approximately 25% of RANA’s SG&A expenses for the three months ended September 30, 2015 related to the Aleris TSA.

RANA recognized $0.4 million of losses on derivative financial instruments in the three months ended September 30, 2016, compared to $0.3 million of losses in 2015. In the three months ended September 30, 2016, RANA had $0.4 million of unrealized losses on derivative financial instruments, compared to $0.3 million of unrealized losses in the three months ended September 30, 2015.

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

During the three months ended September 30, 2016 and 2015, depreciation and amortization was $8.1 million and $7.2 million, respectively, and capital expenditures were $4.0 million and $7.7 million, respectively. The decrease in capital expenditures is due to larger than normal capital expenditures related to new furnace projects in the three months ended September 30, 2015.

RAEU Segment

For the three months ended September 30, 2016 and 2015, RAEU generated $7.9 million of Segment Adjusted EBITDA on $114.4 million of total revenues, and $7.4 million of Segment Adjusted EBITDA on $133.4 million of total revenues, respectively. Segment Adjusted EBITDA per metric tonne invoiced was $82 and $74 in the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, customer tolling arrangements represented 51% and 53% of total invoiced volume, respectively, while buy/sell arrangements represented 49% and 47%, respectively.

Overall volume decreased by 3.7 kt due to a 4.4 kt reduction in tolling volumes that was driven primarily by the lower primary aluminum price environment at the beginning of 2016. The tolling volume decrease was partially offset by a slight increase to buy/sell volume. The decrease in tolling volume and increase in buy/sell volume drove the year-over-year 2% change in tolling versus buy/sell mix. The increase in RAEU Segment Adjusted EBITDA per tonne from $74 to $82 is largely driven by a decrease in natural gas costs of 14% as well as a reduction in SG&A costs of $0.7 million due to the expiration of the TSA agreement with Aleris in RAEU at the end of fiscal 2015.

Gross profit for RAEU was $8.5 million for the three months ended September 30, 2016, representing a margin of 7.5% of total revenues, compared to $7.7 million of gross profit, representing a gross margin of 5.8% during the three months ended September 30, 2015. Cost of sales consists primarily of metal costs and conversion costs, including gains and losses on metal derivative instruments.

Cost of sales per metric tonne invoiced was $1,106 during the three months ended September 30, 2016, compared to $1,263 during the three months ended September 30, 2015. The decrease in cost of sales per tonne was primarily driven by a decrease in raw materials due to a decrease in secondary metal price indices of 15% in Europe coupled with the 14% reduction in natural gas prices. During the three months ended September 30, 2015, RAEU’s cost of sales also included $0.6 million of expenses associated with the amortization of the fair value adjustment of acquired inventory and supplies. There was no amortization of purchase accounting adjustments in the three months ended September 30, 2016.

SG&A expenses were $3.9 million and $4.6 million for the three months ended September 30, 2016 and 2015, respectively. The $0.7 million decrease in SG&A expenses is primarily attributable to lower TSA expenses, partially offset by higher personnel costs.

RAEU recognized $0.4 million of losses on derivative financial instruments in the three months ended September 30, 2016, compared to $0.7 million of losses in the three months ended September 30, 2015. In the three months ended September 30, 2016, RAEU had $0.2 million of unrealized losses, compared to $0.8 million of unrealized gains in the three months ended September 30, 2015.

During the three months ended September 30, 2016 and 2015, depreciation and amortization was $3.1 million and $3.1 million, respectively, and capital expenditures were $3.5 million and $0.9 million, respectively.

Operating costs outside of reportable segments

Operating costs outside of our reportable segments are included in Corporate and Other, which generally relates to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status. We allocate a portion of such costs to specific segments, but exclude them from segment results of operations, as management excludes such costs when assessing segment performance. For the three months ended September 30, 2016 and 2015, operating costs in Corporate and Other, primarily SG&A expenses, were $7.5 million and $3.2 million, respectively, including $2.0 million and $0.4 million, respectively, of share-based compensation expense. The $4.3 million increase in operating costs is primarily related to costs associated with the separation of our previous chief executive officer, including $2.0 million of accrued severance and $1.5 million of accelerated share-based compensation expense, net of forfeiture credit, related to forfeited restricted common stock.

Corporate and Other also includes the results of Cosmedicine, a small specialty cosmetics business, as it does not meet the threshold of a reportable segment. The operations of Cosmedicine, which re-launched its branded skin care product line during the second quarter of 2015, incurred operating costs of $0.4 million and $0.5 million in the three months ended September 30, 2016 and 2015, respectively. The Board has authorized management to sell its interest in Cosmedicine or liquidate the inventory within the next twelve months. As of September 30, 2016, Cosmedicine recognized a $0.5 million estimated loss on disposal, including $0.1 million of intangible asset impairment.

Nonoperating expenses and income

Interest expense, net

Interest expense, net for the three months ended September 30, 2016 and 2015 was $9.2 million and $9.2 million, respectively, related to debt and the Factoring Facility. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three months ended September 30, 2016 and 2015 was $1.3 million and $1.3 million, respectively

Other

We reported $1.9 million of other noncash nonoperating income and $3.4 million of other noncash nonoperating income from the change in fair value of common stock warrant liability during the three months ended September 30, 2016 and 2015, respectively.

Provision for income taxes

At the end of each reporting period, we estimate the Company’s annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2016 may change in subsequent periods. Income tax benefit for the three months ended September 30, 2016 was $0.5 million, compared to an income tax expense of $0.5 million for the three months ended September 30, 2015.

Discontinued operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes increased $0.7 million to zero earnings, net of income taxes for the three months ended September 30, 2016, as compared to $0.7 million of loss, net of income taxes for the three months ended September 30, 2015. The 2016 period includes a $0.2 million restitution payment received from the U.S. government related to the investigation and prosecution of certain sub-prime mortgage loan brokers that defrauded Fremont.

Segments’ Results of Operations – Comparison of the Nine Months Ended September 30, 2016 and 2015

The following tables present our segment results of operations for the nine months ended September 30, 2016 and 2015, and a reconciliation of Segment Adjusted EBITDA to consolidated net earnings (loss) for each of the periods presented. As described above, our consolidated results of operations for the nine months ended September 30, 2015 include the results of operation of Real Alloy from the acquisition date through September 30, 2015, or only approximately seven months. Differences between segment totals and amounts reported in the condensed consolidated statements of operations and cash flows are included in Corporate and Other.

	Nine Months Ended September 30, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Segment Totals
Metric tonnes invoiced:
Tolling arrangements	298.7	153.5	452.2
Buy/sell arrangements	292.5	132.8	425.3
Total metric tonnes invoiced	591.2	286.3	877.5
Revenues	$613.7	$331.5	$945.2
Cost of sales	575.6	314.0	889.6
Gross profit	$38.1	$17.5	$55.6

Selling, general and administrative expenses	$21.8	$11.9	$33.7
Depreciation and amortization	$23.6	$12.9	$36.5
Capital expenditures	$11.5	$7.1	$18.6
Segment Adjusted EBITDA	$36.5	$19.6	$56.1
Segment Adjusted EBITDA per metric tonne invoiced	$62	$68	$64

	Nine Months Ended September 30, 2015
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Segment Totals
Metric tonnes invoiced:
Tolling arrangements	265.9	124.0	389.9
Buy/sell arrangements	212.7	113.1	325.8
Total metric tonnes invoiced	478.6	237.1	715.7
Revenues	$521.7	$323.3	$845.0
Cost of sales	487.6	308.1	795.7
Gross profit	$34.1	$15.2	$49.3

Selling, general and administrative expenses	$18.9	$10.4	$29.3
Depreciation and amortization	$17.0	$7.2	$24.2
Capital expenditures	$15.9	$2.7	$18.6
Segment Adjusted EBITDA	$36.3	$16.9	$53.2
Segment Adjusted EBITDA per metric tonne invoiced	$76	$71	$74

	Nine Months Ended September 30,
(In millions)	2016	2015
Segment Adjusted EBITDA	$56.1	$53.2
Unrealized gains (losses) on derivative financial instruments	0.9	(0.8)
Segment depreciation and amortization	(36.6)	(24.2)
Amortization of inventories and supplies purchase accounting adjustments	(0.9)	(8.5)
Corporate and Other selling, general and administrative expenses	(14.4)	(10.5)
Other, net	(2.6)	(2.2)
Operating profit	2.5	7.0
Interest expense, net	(27.5)	(26.6)
Change in fair value of common stock warrant liability	2.6	(2.2)
Acquisition-related costs and expenses	—	(14.8)
Foreign exchange gains on intercompany loans	1.0	—
Other nonoperating income, net	(0.3)	0.4
Income tax benefit (expense)	(0.4)	6.7
Earnings from discontinued operations, net of income taxes	0.1	26.5
Net loss	$(22.0)	$(3.0)

RANA Segment

For the nine months ended September 30, 2016 and 2015, RANA generated $36.5 million and $36.3 million of Adjusted EBITDA, respectively, on $613.7 million and $521.7 million of revenues, respectively. During the nine months ended September 30, 2016, tolling arrangements with RANA’s customers represented 51% of RANA’s total invoiced volume, while buy/sell arrangements represented 49%, compared to 54% tolling and 46% buy/sell arrangements in the nine months ended September 30, 2015. Adjusted EBITDA per metric tonne invoiced decreased to $62 in the nine months ended September 30, 2016, compared to $76 in the nine months ended September 30, 2015.

The 3% reduction in tolling arrangements was driven primarily by lower primary aluminum prices at the beginning of 2016, which has negatively impacted tolling volumes, offset by increased sales efforts for buy/sell volumes to backfill lost tolling volumes. Segment Adjusted EBITDA per tonne decreased from $76 to $62, as cost of sales per tonne decreased from $1,019 to $974, while revenues per tonne decreased to $1,038 from $1,090 due to tighter scrap spreads. The reduction in scrap spreads is primarily driven by increased imports of aluminum ingot due to strengthening of the U.S. dollar, which capped secondary aluminum sales prices, as well as a decrease in scrap availability, which was partially driven by lower steel prices.

Gross profit for RANA was $38.1 million for the nine months ended September 30, 2016, representing a margin of 6.2% of revenues, compared to gross profit of $34.1 million for the nine months ended September 30, 2015, representing a margin of 6.5% of revenues. Cost of sales per metric tonne invoiced for the nine months ended September 30, 2016 was $974, as compared to $1,019 in the nine months ended September 30, 2015. The decrease in cost of sales per tonne is primarily due to the decrease in raw material prices related to the year-over-year 20% reduction in metal indices for primary metal and 15% for secondary metal.

During the nine months ended September 30, 2015, RANA’s cost of sales also included $4.5 million of noncash expenses associated with the amortization of purchase accounting adjustments related to acquired inventories and supplies.

SG&A expenses were $21.8 million and $18.9 million for the nine months ended September 30, 2016 and 2015, respectively. The $2.9 million increase is primarily as a result of two additional months of activity in 2016, offset by lower expenses related to the TSA, partially offset by higher personnel costs. Approximately 4% of the SG&A expenses RANA incurred during the nine months ended September 30, 2016 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, credit/collection services, and human resource services, as compared to approximately 25% for the nine months ended September 30, 2015.

RANA recognized $0.1 million of losses on derivative financial instruments in the nine months ended September 30, 2016, compared to $0.3 million of losses in 2015. As of September 30, 2016, RANA had $0.7 million of unrealized gains on derivative financial instruments, compared to $0.3 million of unrealized losses as of September 30, 2015.

During the nine months ended September 30, 2016 and 2015, depreciation and amortization was $23.6 million and $17.0 million, respectively, and capital expenditures were $11.5 million and $15.9 million, respectively.

RAEU Segment

For the nine months ended September 30, 2016 and 2015, RAEU generated $19.6 million of Segment Adjusted EBITDA on $331.5 million of revenues, and $16.9 million of Segment Adjusted EBITDA on $323.3 million of revenues, respectively. Segment Adjusted EBITDA per metric tonne invoiced decreased to $68 in the nine months ended September 30, 2016, compared to $71 in the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, customer tolling arrangements represented 54% and 52% of total invoiced volume, respectively, while buy/sell arrangements represented 46% and 48%, respectively.

The 2% reduction in tolling arrangements was driven primarily by the lower aluminum price environment at the beginning of 2016 that has adversely impacted tolling volumes, coupled with increased sales efforts for buy/sell volumes to backfill lost tolling volumes. The decrease in Segment Adjusted EBITDA per tonne from $71 to $68 was primarily due to a decrease in cost of sales per tonne from $1,299 to $1,097, and revenues per tonne decreased to $1,158 from $1,364 due to tighter scrap spreads. This reduction was partially offset by decreases in natural gas costs of 17% for the comparable period.

Gross profit for RAEU was $17.5 million for the nine months ended September 30, 2016, representing a margin of 5.3% of revenues, compared to $15.2 million of gross profit, representing a gross margin of 4.7% during the nine months ended September 30, 2015. Cost of sales per metric tonne invoiced was $1,097 during the nine months ended September 30, 2016, compared to $1,299 during the nine months ended September 30, 2015. The decrease in cost of sales per tonne was primarily driven by a decrease in raw materials due to a decrease in primary metal price indices of 15% and secondary metal price indices of 18% in Europe, coupled with the 17% reduction in natural gas prices. During the nine months ended September 30, 2016 and 2015, RAEU’s cost of sales also includes $0.9 million and $4.1 million, respectively, of expenses associated with the amortization of fair value adjustments of acquired inventory and supplies. Additionally, in the nine months ended September 30, 2016, we corrected an immaterial error from the fourth quarter of 2015 in the first quarter of 2016, recognizing an additional $3.8 million of depreciation expense, of which $3.7 million was included in cost of sales.

SG&A expenses were $11.9 million and $10.4 million for the nine months ended September 30, 2016 and 2015, respectively. SG&A expenses increased $1.5 million in the nine months ended September 30, 2016, primarily as a result of increased headcount, partially offset by reduced fees incurred under the Aleris TSA, as well as reporting two additional months in 2016.

RAEU recognized $0.4 million of losses on derivative financial instruments in the nine months ended September 30, 2016, including $0.2 million of unrealized gains. In the nine months ended September 30, 2015, cost of sales included $2.7 million of losses on derivative financial instruments, including $0.5 million of unrealized losses.

During the nine months ended September 30, 2016 and 2015, depreciation and amortization was $12.9 million and $7.2 million, respectively, and capital expenditures were $7.1 million and $2.7 million, respectively.

Operating costs outside of segments

For the nine months ended September 30, 2016 and 2015, operating costs in Corporate and Other were $14.4 million and $10.5 million, respectively, including $3.0 million and $1.0 million, respectively, of share-based compensation expense. The $3.9 million increase is primarily attributable to higher compensation costs as a result of the payment of severance to a former executive in 2016; higher professional fees in 2016 and increased share-based compensation expense in 2016. Cosmedicine incurred operating costs of $0.8 million in each of the nine months ended September 30, 2016 and 2015.

Nonoperating expenses and income

Interest expense, net

Interest expense, net for the nine months ended September 30, 2016 and 2015 was $27.5 million and $26.6 million, respectively, related to long-term debt and the Factoring Facility. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in each of the nine months ended September 30, 2016 and 2015 totaled $3.7 million.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses in the nine months ended September 30, 2016 and 2015 were zero and $14.8 million, respectively.

Other

We reported $2.6 million of other noncash nonoperating income and $2.2 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability during the nine months ended September 30, 2016 and 2015, respectively. The change in the fair value of the common stock warrant liability is primarily related to the increase or decrease in the closing price of our common stock on the closing date compared to the closing price of our common stock at the beginning of the measurement period.

Additionally, in the nine months ended September 30, 2016 we reported $1.0 million of noncash gains from foreign currency translation adjustments on intercompany loans that are not considered long-term in nature. There were no intercompany loans that are not considered long-term in nature as of September 30, 2015.

Provision for income taxes

At the end of each reporting period, we estimate the Company’s annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2016 may change in subsequent periods. Income tax expense for the nine months ended September 30, 2016 was $0.4 million, compared to an income tax benefit for the nine months ended September 30, 2015 of $6.7 million. The effective tax rates for the nine months ended September 30, 2016 and 2015 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings, losses and tax rates between tax jurisdictions, and valuation allowances.

Discontinued operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $26.4 million to $0.1 million of earnings, net of income taxes for the nine months ended September 30, 2016, as compared to $26.5 million of earnings, net of income taxes for the nine months ended September 30, 2015. The decrease was primarily due to the $39.7 million pretax gain on the sale of NABCO and the $4.8 million reversal of the repurchase reserve in 2015, primarily as a result of ACE Securities Case.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(In millions)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$34.6	$35.7
Trade accounts receivable, net	97.1	77.2
Financing receivable	45.2	32.7
Inventories	95.5	101.2
Prepaid expenses, supplies, and other current assets	25.9	24.7
Current assets of discontinued operations	—	0.3
Total current assets	298.3	271.8
Property, plant and equipment, net	287.3	301.5
Intangible assets, net	13.2	15.1
Goodwill	104.6	104.3
Other noncurrent assets	8.9	8.2
TOTAL ASSETS	$712.3	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$112.4	$100.9
Accrued liabilities	41.6	51.8
Long-term debt due within one year	2.4	2.3
Current liabilities of discontinued operations	0.1	0.1
Total current liabilities	156.5	155.1
Accrued pension benefits	39.3	38.0
Environmental liabilities	11.7	11.7
Long-term debt, net	339.8	312.1
Common stock warrant liability	4.2	6.9
Deferred income taxes	5.9	6.7
Other noncurrent liabilities	6.9	5.4
Noncurrent liabilities of discontinued operations	0.7	0.7
TOTAL LIABILITIES	565.0	536.6
Redeemable Preferred Stock	24.1	21.9
TOTAL STOCKHOLDERS’ EQUITY	123.2	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$712.3	$700.9

General

As discussed further below, total assets increased $11.4 million to $712.3 million as of September 30, 2016, from $700.9 million as of December 31, 2015; total liabilities increased $28.4 million to $565.0 million as of September 30, 2016, from $536.6 million as of December 31, 2015; and total stockholders’ equity decreased $19.2 million to $123.2 million as of September 30, 2016, from $142.4 million as of December 31, 2015.

The change in stockholders’ equity reflects a net loss during the period, increased by share-based compensation expense, decreased by dividends and accretion of the fair value adjustment to the Redeemable Preferred Stock, and increases or decreases in accumulated other comprehensive income (loss). See Note 5—Stockholders’ Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$15.8	$5.8	$8.1	$7.2
Trade accounts receivable, net	80.9	16.2	63.7	13.5
Financing receivable	—	45.2	—	32.7
Inventories	65.0	29.7	61.7	38.5
Prepaid expenses, supplies, and other current assets	15.5	6.9	12.5	6.8
Total current assets	177.2	103.8	146.0	98.7
Property, plant and equipment, net	189.8	97.4	199.3	102.2
Intangible assets, net	13.2	—	15.0	—
Goodwill	95.4	9.2	95.4	8.9
Other noncurrent assets	5.0	2.8	4.9	1.9
Total segment assets	$480.6	$213.2	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$70.8	$41.4	$58.1	$42.3
Accrued liabilities	22.2	14.1	34.3	14.6
Total current liabilities	93.0	55.5	92.4	56.9
Accrued pension benefits	—	39.3	—	38.0
Environmental liabilities	11.7	—	11.7	—
Other noncurrent liabilities	4.5	1.8	4.1	1.4
Total segment liabilities	$109.2	$96.6	$108.2	$96.3

The following table provides reconciliations of allocated segment assets and liabilities to consolidated assets and liabilities as of September 30, 2016 and December 31, 2015. Unallocated assets and liabilities are not considered by our CODM in evaluating operating performance of the reportable segments.

	September 30,	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$480.6	$460.6
Real Alloy Europe	213.2	211.7
Cash and cash equivalents - Corporate and Other	13.0	20.4
Other unallocated assets	5.5	8.2
Total consolidated assets	$712.3	$700.9
Liabilities:
Real Alloy North America	$109.2	$108.2
Real Alloy Europe	96.6	96.3
Long-term debt	342.2	314.4
Common stock warrant liability	4.2	6.9
Deferred income taxes	5.9	6.7
Other unallocated liabilities	6.9	4.1
Total consolidated liabilities	$565.0	$536.6

Cash and cash equivalents

Consolidated cash and cash equivalents decreased $1.1 million to $34.6 million as of September 30, 2016, from $35.7 million as of December 31, 2015. Cash and cash equivalents maintained at Real Alloy, totaled $21.6 million as of September 30, 2016, an increase of $6.3 million from $15.3 million as of December 31, 2015. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $7.4 million from December 31, 2015, to $13.0 million as of September 30, 2016.

Trade accounts receivable, net

Trade accounts receivable, net increased $19.9 million to $97.1 million as of September 30, 2016, compared to $77.2 million as of December 31, 2015. The increase was driven primarily by seasonal movements and the mix of tolling and buy/sell volume.

Financing receivable

Financing receivable increased $12.5 million to $45.2 million as of September 30, 2016, compared to $32.7 million as of December 31, 2015. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility. The $12.5 million increase primarily reflects increased eligible trade receivables transferred by RAEU in the period preceding the current measurement period compared to the period preceding the previous measurement period.

 Inventories

Inventories decreased $5.7 million to $95.5 million as of September 30, 2016, compared to $101.2 as of December 31, 2015. Inventories decreased primarily from seasonally increased sales, along with inventory reductions at RAEU, and lower metal prices as of September 30, 2016.

Prepaid expenses, supplies, and other current assets

Prepaid expenses, supplies, and other current assets was $25.9 million as of September 30, 2016, an increase of $1.2 million from the $24.7 million reported as of December 31, 2015. The increase is primarily attributable to the release of $3.9 million of escrowed proceeds from the NABCO sale, partially offset by the timing of information technology maintenance and support annual contract renewals.

Property, plant and equipment, net

Property, plant and equipment, net was $287.3 million as of September 30, 2016, compared to $301.5 million as of December 31, 2015, and reflects depreciation and amortization of $34.7 million, including the correction of an immaterial $3.8 million understatement of depreciation expense within RAEU from 2015. The correction was recorded in the nine months ended September 30, 2016. Capital expenditures were $18.6 during the nine months ended September 30, 2016, while the carrying value of disposed equipment was $1.2 million. The remainder of the change relates to currency translation adjustments.

Goodwill and intangible assets, net

Intangible assets, net are comprised primarily of customer relationships and decreased $1.9 million to $13.2 million as of September 30, 2016, from $15.1 million as of December 31, 2015, as a result of scheduled amortization. Goodwill is reported at $104.6 million as of September 30, 2016, an increase of $0.3 million from the $104.3 million reported as of December 31, 2015, due to foreign currency translation adjustments.

Trade payables and accrued liabilities

Trade payables increased $11.5 million to $112.4 million as of September 30, 2016, from $100.9 million as of December 31, 2015. Accrued liabilities decreased $10.2 million to $41.6 million as of September 30, 2016, from $51.8 million as of December 31, 2015. The net $1.3 million increase in the combination of trade payables and accrued liabilities during the nine months ended September 30, 2016 is primarily due to increased metal purchases associated with higher production in September compared to December, partially offset by a $7.6 million decrease in accrued interest on the Senior Secured Notes and a $2.0 million decrease in accrued bonuses.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $39.3 million and $11.7 million, respectively, as of September 30, 2016, compared to $38.0 million and $11.7 million, respectively, as of December 31, 2015. Of the $1.3 million increase in accrued pension benefits, $1.1 million is related to fluctuations in currency exchange rates between the U.S. dollar and the Euro, with the remaining increase due to the recognition of periodic pension costs, offset by pension payments.

Long-term debt

Long-term debt increased to $342.2 million as of September 30, 2016, including $2.4 million due within twelve months, compared to $314.4 million, including $2.3 million due within twelve months as of December 31, 2015. The increase is related higher outstandings under the Asset-Based Facility to fund working capital and operating costs, as well as the continuing amortization of the original issue discount and debt issuance costs.

Common stock warrant liability

Common stock warrant liability decreased to $4.2 million as of September 30, 2016, from $6.9 million as of December 31, 2015. The change in fair value of common stock warrant liability during the nine months ended September 30, 2016 is primarily attributable to the decrease in the underlying market price of our common stock from December 31, 2015, and by the exercise of 20,000 Warrants. See Note 10—Derivatives and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Discontinued Operations

Assets and liabilities of discontinued operations were zero and $0.8 million, respectively, as of September 30, 2016, and $0.3 million and $0.8 million, respectively, as of December 31, 2015.

Liquidity and Capital Resources

As of September 30, 2016, our consolidated liquidity was $105.3 million.

Our primary capital needs are for working capital obligations, capital expenditures, other general corporate purposes, and to finance and fund acquisitions. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

•	cash flows generated from operating activities;
•	adequacy of available lines of credit;
•	our ability to attract long-term capital with satisfactory terms, whether debt or equity; and
•	our acquisition activity.

Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents of $13.0 million, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries for management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of September 30, 2016, we had an effective shelf registration statement on Form S-3, with $700.0 million of securities available to be issued to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of September 30, 2016, are the payment of operating costs of the holding company, the support of our operating subsidiaries, and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Assets of SGGH are principally comprised of stock or membership interests of its subsidiaries, cash and cash equivalents, and intercompany arrangements. Its current available liquidity is used to meet short-term cash requirements, which are principally the payment of professional fees associated with litigation in former businesses and operations, including discontinued operations. SGGH’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, borrowings and dividends from affiliates, and the collection of miscellaneous fees associated with mortgage loans originated by FIL.

Real Alloy Liquidity

As of September 30, 2016, Real Alloy had total liquidity of $92.3 million, including $21.6 million in cash, $32.6 million of availability under its revolving credit facility, and €34.0 million ($38.1 million) of availability under its Factoring Facility. Based on its current and anticipated levels of operations and the conditions in its markets and industry for Real Alloy, including the $23.7 million cash purchase price for Beck Alloys and any unbudgeted capital expenditures anticipated to upgrade its facility in Norway, we believe that Real Alloy’s cash on hand, cash flows from operations, and availability under the Asset-Based and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service, and other funding requirements for the foreseeable future. However, its ability to fund working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and Asset-Based Facility, including borrowing base limitations under the Asset-Based Facility, depends on its future operating performance and cash flows and many factors outside of management’s control, including the costs of raw materials, the state of the overall aluminum industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report, and in Part II, Item 1A of this Report and our Form 10-Q for the period ended June 30, 2016.

As of September 30, 2016, approximately $15.3 million of Real Alloy’s cash and cash equivalents were held by non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Nine Months Ended September 30,
(In millions)	2016	2015
Net cash provided by (used in) operating activities	$(9.5)	$61.7
Net cash used in investing activities	(14.9)	(469.9)
Net cash provided by financing activities	23.1	390.2
Effect of exchange rate differences on cash and cash equivalents	0.1	—
Decrease in cash and cash equivalents	$(1.2)	$(18.0)

Cash flows from operating activities

Cash used in operating activities was $9.5 million for the nine months ended September 30, 2016, which was the result of a net loss of $22.0 million for the period, adjusted for noncash expenses, including depreciation and amortization of $36.6 million; the amortization of $0.9 million of purchase accounting adjustments to inventories and supplies; the amortization of $3.7 million of debt issuance costs; offset by a $2.6 million noncash credit related to the change in fair value of the common stock warrant liability; $0.8 million deferred income tax benefit; $1.0 million in foreign currency gains on intercompany loans; and $28.3 million of cash used in the changes in operating assets and liabilities.

Cash provided by operating activities was $61.7 million for the nine months ended September 30, 2015, primarily related to the activities of Real Alloy, offset by a loss from continuing operations. The $71.2 million decrease in cash flows from operating activities in 2016 compared to 2015 was primarily due to the build-up and liquidation of $67.8 million of excess inventories in 2015, related to the Real Alloy Acquisition.

Cash flows from investing activities

Cash used in investing activities was $14.9 million for the nine months ended September 30, 2016 was primarily related to $18.5 million of capital expenditures, offset by the receipt of $3.9 million of proceeds from the NABCO sale that were released from escrow.

Cash used in investing activities was $469.9 million for the nine months ended September 30, 2015, including $524.7 million used in business acquisitions, and $18.6 million of capital expenditures, offset by $74.0 million of proceeds from the NABCO sale.

Cash flows from financing activities

Cash provided by financing activities was $23.1 million for the nine months ended September 30, 2016, primarily from advances on the Asset-Based Facility, partially offset by payments on capital leases and the Asset-Based Facility.

Cash provided by financing activities was $390.2 million for the nine months ended September 30, 2015, which included $287.1 million of net proceeds from the issuance of the Senior Secured Notes, net of original issue discount and debt issuance costs, proceeds from the Asset-Based Facility of $117.4 million and $63.3 million of net proceeds from the issuance of common stock. These fundings were offset by the repayment of NABCO debt totaling $14.3 million and $64.2 million of repayments on the Asset-Based Facility and capital leases.

Indebtedness and Redeemable Preferred Stock

Senior Secured Notes

On January 8, 2015, Real Alloy (“Issuer”), as successor to SGH Escrow, completed a private placement of $305.0 million aggregate principal of Senior Secured Notes to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act at a price of 97.206% of the principal amount thereof. The Senior Secured Notes were issued pursuant to the Indenture between Real Alloy, Real Alloy Parent, and Wilmington, as trustee and notes collateral trustee. The Senior Secured Notes and related guarantees are secured by first priority security interests in the fixed assets of the Issuer, Real Alloy Parent, and the Subsidiary Guarantors (as defined in the Pledge and Security Agreement) and by second priority security interests in certain other collateral of the Issuer, Real Alloy Parent, and the Subsidiary Guarantors.

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries’: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of September 30, 2016, we estimate that the borrowing base would have supported borrowings of $82.0 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $32.6 million available for borrowing under the Asset-Based Facility as of September 30, 2016.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases related to mobile and office equipment. As of September 30, 2016, $2.4 million is due within the next twelve months.

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

The potential for changes in the fair value of financial instruments is referred to as market risk.  As of September 30, 2016, our significant market risks remain unchanged since December 31, 2015, and include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

Commodity Price Risk

In the ordinary course of business, Real Alloy is exposed to earnings and cash flow volatility resulting from changes in the prices of aluminum, and, to a lesser extent, hardeners such as zinc and silicon, and natural gas, as well as changes in currency and interest rates. For metal hedges, Real Alloy uses derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. Fixed price commitments are used for electricity and some natural gas price exposures.

Derivative contracts are used primarily to reduce uncertainty and volatility, and cover underlying exposures and are held for purposes other than trading. Real Alloy’s commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief financial officer and other officers and employees that the chief executive officer designates.

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

Metal hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2016, Real Alloy had 25.6 thousand metric tons of metal buy and sell derivative contracts.

Natural gas hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2016, Real Alloy had 1.6 trillion British thermal unit forward buy contracts.

Fair values and sensitivity analysis

The following table shows the fair values of outstanding net derivative contracts as of September 30, 2016, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of September 30, 2016:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$0.1	$(0.2)
Natural gas derivatives	—	(0.6)

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

Interest rate risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt in the nine months ended September 30, 2016, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of $0.1 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding in the nine months ended September 30, 2016 and does not consider future potential changes in long-term variable rate debt levels.

Credit risk

We are primarily exposed to credit risk with our cash equivalents, trade accounts receivables, financing receivable and our derivative counterparties. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents, as of September 30, 2016, consist principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, although the top ten customers of Real Alloy represent approximately 62.2% of the total trade accounts receivable as of September 30, 2016. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of September 30, 2016.

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers, and periodically thereafter while actively trading.

Equity price risk

The fair value of our common stock warrant liability is impacted to a minor extent by changes in interest rates, but the major fair value driver is the market value of our own common stock and the exercise price of the underlying Warrants. The market risk associated with the equity price of our common stock has not changed significantly since December 31, 2015.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and form, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2016, the Company’s management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims arising in the normal course of business, and in connection with the prior businesses and operations of Fremont and its subsidiaries. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 13—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.Risk Factors.

Part I, Item 1A of the Annual Report, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference. Part II, Item 1A of our quarterly report on Form 10-Q for the period ended June 30, 2016, “Risk Factors,” includes additional risks identified by management.

Management did not identify any additional risks from those included in our Annual Report or in our quarterly report on Form 10-Q for the period ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1*	Terms of Separation, dated as of August 23, 2016, by and between Real Industry, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	August 23, 2016
10.2*	Letter Agreement, dated as of September 13, 2016, by and between Real Industry, Inc. and Kyle Ross	8-K	001-08007	10.1	September 15, 2016
10.3

Amendment No. 1 to Pledge and Security Agreement, dated as of March 2, 2016, among each of Real Alloy Intermediate Holding, LLC, Real Alloy Holding, Inc. and certain of their subsidiaries and Wilmington Trust, National Association

X
10.4

Second Supplemental Indenture, dated as of March 2, 2016, among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of Guarantors, Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Notes Collateral Trustee

X
10.5

Amendment No. 1 to Collateral Trust Agreement, dated as of March 2, 2016, among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of Guarantors, Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Notes Collateral Trustee

X
10.6	Lien Release (Master Agreement and Schedules), dated as of March 2, 2016, by Wilmington Trust, National Association, as Notes Collateral Trustee					X
10.7	First Amendment to Revolving Credit Agreement, dated as of May 21, 2015, among Real Alloy Recycling, Inc. and General Electric Capital Corporation					X
10.8	Second Amendment to Revolving Credit Agreement, entered into August 24, 2016 and effective as of the November 10, 2015, among Real Alloy Recycling, Inc. and Wells Fargo Bank, National Association					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: November 10, 2016	/s/ Kyle Ross
Kyle Ross President, Interim Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated: November 10, 2016	/s/ Michael J. Hobey
Michael J. Hobey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)