Form 10-K
period 2016-12-31
Real Industry, Inc.
filed 2017-03-13
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $180,577,791 on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on the Nasdaq Stock Exchange, on that date. Shares of the Registrant’s common stock held by each officer, director and each person known to the Registrant to own 10% or more of the outstanding voting power of the Registrant, as of that date, have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.

On March 1, 2017, 29,788,937 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 1, 2017.

REAL INDUSTRY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), including, without limitation, matters discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

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

•

commodity price fluctuations in the aluminum market, including for metallic scrap, and the ability of Real Alloy (as defined below) to enter into effective commodity derivatives or arrangements to effectively manage our exposure to such commodity price fluctuations;

•

our ability to use our United States (“U.S.”) net operating loss tax carryforwards (“NOLs”) and recognize future tax benefits, including in connection with the Real Alloy Acquisition (as defined below);

•

the servicing of, and the high leverage associated with, the indebtedness from the financings associated with the Real Alloy Acquisition, security interests in the assets associated with such indebtedness, and compliance with the terms of the indebtedness, including the restrictive covenants that constrain the operation of our business and the businesses of our subsidiaries;

•	disruption in relationships with customers, employees and suppliers of the Real Alloy Business (as defined below) and our other businesses;
•	the ability of Real Alloy to maintain favorable credit ratings and commercial terms with suppliers, customers, ratings agencies and credit insurers;
•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
•	our ability to achieve future profitability;
•	our ability to control operating costs and other expenses;
•	the ability of Real Alloy to service and meet the obligations of its existing financings, maintain liquidity and our ability to secure additional financing;
•	our dependence, as a holding company, on funding from our operating subsidiaries;
•	general economic conditions may be worse than expected;
•	competition among other companies with whom we compete may increase significantly;
•	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;
•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Securities and Exchange Commission (“SEC or “Commission”) and the Financial Accounting Standards Board (“FASB”);

I

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

Overview

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”) is a Delaware holding company that operates through its subsidiaries. Our current business focus is supporting the performance of Real Alloy, a global leader in aluminum recycling and our single largest operating business today, and to make acquisitions of additional operating companies. We seek to acquire meaningful ownership stakes in businesses with talented and experienced management teams, strong customer relationships, and sustainable competitive advantages. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. After such acquisitions, we expect to operate our businesses as autonomous subsidiaries, as we do with Real Alloy. We anticipate that we will continue to use our securities and third-party debt to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the needs of our existing operating segments, as necessary.

A key element to our business strategy is utilizing our considerable U.S. NOLs by becoming a significantly profitable enterprise. Our U.S. NOLs were predominantly generated by the legacy businesses of Fremont General Corporation (“Fremont”), and as of December 31, 2016, we have U.S. NOLs of approximately $916.0 million, which begin to expire if not used before our 2027 tax year. The ultimate realization of our deferred tax assets, including our U.S. NOLs, depends on our ability to generate future U.S. federal taxable income through the implementation of our business plan.

Transformation of Real Industry

During 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), our circuit breaker supply business and previously our primary business within our subsidiary SGGH. On February 27, 2015, we acquired and began operating the global recycling and specification alloys business (the “Real Alloy Business” operated as Real Alloy Holding, Inc. or “Real Alloy”) of Aleris Corporation (“Aleris”) for total consideration of $554.5 million (the “Real Alloy Acquisition”). In support of the Real Alloy Acquisition, Real Alloy issued $305.0 million aggregate principal of senior secured notes (the “Senior Secured Notes”), Real Alloy’s German operations entered into a €50 million nonrecourse factoring facility (the “Factoring Facility”), and Real Alloy entered into a $110 million senior secured revolving asset-based credit facility (the “Asset-Based Facility”).

Headquartered in Beachwood, Ohio, Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products, and the manufacturing of wrought, cast, and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, foundries, and casters. Further, it delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing it a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-one facilities strategically located throughout North America and six facilities in Europe.

Because the Real Alloy Acquisition was a transformative event for the Company, both in terms of size and substance, we have devoted significant time and attention to integrating and incorporating the Real Alloy Business into the Company, even as a largely stand-alone operating entity. In April 2016, we completed the integration of Real Alloy and terminated the Aleris transition services agreement (“TSA”).

During the second quarter of 2015, our common stock began trading on the Nasdaq Stock Market (“NASDAQ”) under the symbol “RELY”; with stockholder approval, we changed our name to Real Industry, Inc.; and Real Industry became a member of the Russell Global®, Russell 2000® and Russell Microcap® indexes.

On November 1, 2016, Real Alloy completed its first acquisition as one of our subsidiaries, with the purchase of select assets of Beck Aluminum Alloys (“Beck Alloys”), a privately-held operator of three secondary aluminum recycling facilities in the U.S. for $23.6 million (the “Beck Acquisition”). Beck Alloys’ recycling/smelting plants in Mount Pleasant, Wisconsin; Houston, Texas; and Lebanon, Pennsylvania primarily produce high-purity foundry alloys from aluminum scrap to supply the automotive, wheel, and recreational equipment casting industries.  Also in the transaction, Real Alloy obtained a significant minority equity ownership interest in an affiliated enterprise serving as a broker/distributor of prime aluminum and primary based alloys (“Beck Trading”). The financial position and results of operations of the equity ownership interest in the trading business will be reported in our existing reportable segments.

Following the appointment of Kyle Ross, as President, interim Chief Executive Officer and Chief Investment Officer in August 2016, during the third and fourth quarters of 2016, we took a number of steps to streamline our corporate function and reduce outside general and administrative expense. In September 2016, we appointed a new Chief Financial Officer (“CFO”), Michael J. Hobey, who was formerly the CFO at Real Alloy, and a new General Counsel, Kelly Howard, who had previously worked as external counsel to the Company. Further, management initiated a restructuring and transition of the Company’s corporate finance and accounting organization in Sherman Oaks principally to consolidate these functions into Real Alloy’s Beachwood, Ohio headquarters. Further, we determined to pursue a disposal of Cosmedicine, LLC (“Cosmedicine”).

Corporate History and Structure

Real Industry, Inc. is the successor to Signature Group Holdings, Inc., a Delaware corporation (“Signature Delaware”), which on January 2, 2014, completed a holding company reorganization and reincorporation from Nevada to Delaware (the “Reincorporation”). The Reincorporation was completed to take advantage of the benefits of Delaware corporate law and to provide a better organizational structure for our future acquisitions and the management of existing operations. To accomplish the Reincorporation, in late 2013, Signature Group Holdings, Inc. a Nevada corporation (“Signature Nevada”) formed SGH Holdco, Inc., a Delaware corporation, and its subsidiary, SGGH. In the Reincorporation, following the approval of Signature Nevada’s stockholders, Signature Nevada merged with and into SGGH, with Signature Nevada ceasing to exist and SGGH continuing as the surviving entity and as a wholly owned subsidiary of SGH Holdco, Inc. Concurrently with the merger, SGH Holdco, Inc. was renamed Signature Group Holdings, Inc. In the Reincorporation, each outstanding share of common stock of Signature Nevada was automatically converted into one share of common stock of Signature Delaware.

Signature Nevada was originally incorporated as Fremont in 1972. Fremont operated as a financial services holding company until its bankruptcy filing in June 2008. On June 11, 2010 (the “Reorganization Date”), Fremont completed a plan of reorganization and emerged from a nearly two-year reorganization under Chapter 11 bankruptcy proceedings (the “Bankruptcy Proceedings”) as a renamed public company, with significant cash resources and a substantial amount of U.S. NOLs.

After the Reorganization Date, Signature Nevada was repositioned through the divestiture of non-core legacy assets and the settlement and resolution of a significant number of legacy legal actions. Additionally, Signature Nevada made select investments through a former specialty lending business segment and acquired NABCO.

In order to preserve the availability of our U.S. NOLs, our Amended and Restated Bylaws include trading restrictions (the “Tax Benefit Preservation Provision”) that imposes on any persons who own, or as a result of a transaction would own, 4.9-percent or more of our common stock in order to reduce the risk that any change in ownership might limit our ability to utilize the U.S. NOLs under Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), and thereby suffer limitations on our ability to utilize our U.S. NOLs in the future. For more information on the Tax Benefit Preservation Provision, see “Risk Factors—Risks Related to Our Business—Our ability to use our U.S. NOLs to offset future U.S. taxable income may be limited as a result of past events, the Real Alloy Acquisition, the financings related to the Real Alloy Acquisition, or as the result of future acquisitions, financings or other issuances or transfers of our common stock.” Additionally, we have a Rights Agreement, dated October 23, 2007, as amended, between Fremont and Computershare NA, as successor to Mellon Investor Services LLC, as Rights Agent (the “Rights Agreement”), which was adopted to protect the value of our U.S. NOLs and continues to remain in effect. The Rights Agreement was approved by the Company’s stockholders through the Reincorporation.

Business Strategy

Our business strategy is to create a consistently profitable enterprise by allocating capital to improve the value of our existing businesses and to execute accretive acquisitions with a disciplined approach to value and structure. We seek to take meaningful ownership positions in operating companies that leverage the strengths of our platform, including our status as a public company with permanent capital enabling a long term holding philosophy, our sizable tax assets, and the experience and focus of our executive management team. In considering acquisition opportunities, we seek businesses with sustainable competitive advantages and defensible market positions, led by management teams that have shown success through business cycles, and have financial profiles where our tax assets can be used to increase free cash flow. We regularly consider acquisitions in what we view as undervalued industries, as well as businesses with values we believe to be misunderstood by the marketplace. In all cases, we seek opportunities that will be accretive to our earnings per share.

Real Alloy’s acquisition of Beck Alloys is an example of allocating capital to increase the value of our existing businesses as we believe the geographic expansion will enable Real Alloy to better optimize its production capacity while the business’ focus on high-purity alloys and access to primary aluminum sourcing better positions Real Alloy to service its customer base. Beyond the Real Alloy and Beck acquisitions, we expect to continue to evaluate acquisition opportunities as permitted by the terms of the financings associated with the Real Alloy Acquisition, and these may or may not have a strategic relationship with Real Alloy. Potential transactions are typically identified by our chief executive officer (“CEO”) and management team, but may be sourced by any member of our Board or others connected with the Company. Acquisition opportunities are routinely received from Wall Street investment banks, as well as regional firms, and other organizations around the country. Our CEO and management team screen such ideas and determine whether to engage in a process. During 2016, we reviewed numerous opportunities before and after closing the Beck Acquisition and incurred approximately $1.2 million of diligence and advisory costs and expenses, unrelated to the Beck Acquisition, during the year ended December 31, 2016.

Similar to the Real Alloy Acquisition, we expect that most, if not all of our future acquisitions will be separately financed in the credit markets and we anticipate structuring any such financings to minimize the impact on our other businesses. We structured the financings associated with the Real Alloy Acquisition, including our stapled rights offering (the “Rights Offering”), with a view to minimizing ownership shift in our common stock and allowing our existing stockholders the ability to avoid dilution as we grow. At the holding company level, we may enter into financing arrangements, take strategic investment partners, issue securities in secondary offerings, rights offerings or private placements, or provide other financial support under terms that could limit us from additional acquisitions.

In conjunction with our business strategy of making acquisitions, as described above, our management strategy involves proactive strategic, financial and operational support for the oversight and operations of our business units. Particular areas in which we may provide assistance to our business units include:

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

Since the February 2015 acquisition, our management team has worked closely with the Real Alloy management team to integrate and incorporate the Real Alloy Business into the Company, even as a largely stand-alone business unit. While the integration was completed in April 2016, and our management team continues to work closely with Real Alloy management to accomplish the ongoing business objectives and operating strategies of Real Alloy.

As part of our business and operating strategy, we may dispose of businesses or assets we own from time to time via sale, liquidation or other means when attractive opportunities arise that outweigh the potential future value we believe such businesses or assets can bring to us. As such, our decision to dispose of businesses or assets is based on our belief that doing so will increase stockholder value. In January 2015, we completed the sale of our NABCO subsidiary, and at the end of 2016, we determined to wind down our Cosmedicine subsidiary and begin its liquidation.

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

Our Reportable Segments – RANA and RAEU

We have two reportable segments, both related to the Real Alloy Business: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”). As we acquired the Real Alloy Business on February 27. 2015, our results of operations and any other performance metric noted as “for the year ended December 31, 2015” for these two reportable segments in this Annual Report only reflect for the fiscal year ended December 31, 2015, the period from the acquisition date, February 27, 2015, to December 31, 2015, or approximately ten months.

RANA includes aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico, with customers serving end-uses primarily related to automotive, consumer packaging, construction, transportation, and steel. Similar to RANA, RAEU’s operations primarily convert aluminum scrap, dross and other alloying agents, as needed, and deliver the recycled metal in solid or molten form to customers from six facilities located in Germany, Norway and Wales. RAEU supplies the European automobile industry, as well as other aluminum producers and manufacturers serving other European aluminum industries.

In both RANA and RAEU, Real Alloy conducts business with its customers primarily through tolling arrangements and buy/sell arrangements. Under tolling arrangements, customers deliver their own aluminum scrap and by-products and pay Real Alloy a fee to convert the material into usable recycled metal. Tolling arrangements provide Real Alloy benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced working capital needs associated with tolling arrangements. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers, and other producers, and are then processed and sold as wrought or cast alloys to customer specifications. The buy/sell portion of Real Alloy’s business has a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of metal is included in both revenues and cost of sales.

RANA and RAEU are trusted partners in the aluminum recycling industry and have long-standing relationships with diverse customer bases, including many blue-chip multinational companies. Many of Real Alloy’s customers, and all of its top ten customers, have closed-loop arrangements under which customers provide Real Alloy their aluminum scrap and by-products generated by their operations or scrap purchased by them, and we convert customer-owned metal units and by-products into usable recycled aluminum metal that is returned to them for further processing. Typically, closed-loop arrangements utilize tolling arrangements, though they can also be facilitated through buy/sell arrangements. Closed-loop arrangements benefit customers by enabling them to maximize utilization of their own metal (which is usually their lowest cost alternative), optimize operational efficiencies, and minimize by-product waste. The closed-loop business model also allows Real Alloy to be highly integrated into its customers’ supply chains, further strengthening customer relationships.

Real Alloy’s well-maintained facilities have been equipped with a broad range of pre-processing equipment, such as shredders, dryers and mills, thereby increasing flexibility and enabling it to process multiple grades of scrap and by-products to optimize metal purchases and minimize input costs. Increased flexibility in raw material input mix improves margins and is expected to help insulate Real Alloy in periods of unfavorable market conditions while creating significant benefits during upcycles. Additionally, we believe that Real Alloy’s centralized purchasing function within each of its operating regions, combined with Real Alloy’s broad geographic footprint, allow it to leverage its scale and purchasing expertise to secure the lowest cost aluminum scrap available.

With its extensive footprint and strategically located facilities in North America and Europe, Real Alloy effectively and efficiently serves both its global blue-chip customers and its regional and local customers. Most of its operations are located near customers’ facilities, allowing for the closed-loop arrangements discussed above, and making Real Alloy an integral part of its customers’ supply chain. At thirteen facilities, this close proximity allows Real Alloy to deliver “just-in-time” molten metal for direct use in customers’ operations, which differentiates Real Alloy from many of its competitors. During the years ended December 31, 2016 and 2015, 37% and 41%, respectively, of Real Alloy’s volume was delivered in molten metal form. This capability is a significant competitive advantage as it enables maximum production efficiency, reduces costs, and reinforces the integrated nature of its customer relationships. With its multi-location operation, aluminum scrap or by-products can be taken from a customer in one location, with recycled metal delivered back to that same customer in a different location and/or as a different alloy.

Unlike other metals, aluminum is infinitely recyclable without any loss of quality, thus making recycled, or secondary aluminum, just as desirable and usable as primary aluminum for many uses. This characteristic, coupled with increasing global demand for aluminum and long-term secular growth in key end-markets, provides a positive macro environment for Real Alloy’s growth plans. According to CRU, global aluminum demand has demonstrated a 5.6% compound annual growth rate from 2000 through 2016. This growth in demand is greater than Lead (3.5%), Nickel (3.5%), Zinc (2.6%) and Copper (2.5%) during that same period. More specifically, in the automotive sector, which represented approximately 59% and 60% of Real Alloy’s volumes for the years ended December 31, 2016 and 2015, respectively, aluminum consumption is expected to represent 40% of global growth in aluminum semis demand from 2015 to 2010, largely driven by the “light-weighting” of vehicles to meet new regulatory standards. In addition to growing demand in Real Alloy’s key end-markets, demand for recycled aluminum is expected to grow at a faster rate than primary aluminum production in North America and Europe, which is largely driven by the cost and energy efficiency of recycling aluminum. By 2022, secondary aluminum production is expected to comprise nearly 50% of all aluminum production in North America and Europe.

Real Alloy’s operations have been shaped through a series of acquisitions, including, most recently, the Beck Acquisition, organic growth, and divestitures over the past 30-plus years. Prior to ownership by Real Industry and Aleris, much of the recycling and specification alloys business was part of IMCO Recycling Inc. From 2005 through 2007, Aleris completed purchases of several companies, including Alumitech, Inc. and Wabash Alloys, LLC, to enhance its recycling and specification alloys portfolio. The Beck Acquisition is Real Alloy’s first acquisition following Real Industry’s purchase of Real Alloy in 2015 and the integration of the Real Alloy operations into the Company.

Real Alloy’s margins for its buy/sell arrangements are significantly impacted by scrap spreads and conversion costs, and margins for tolling arrangements are principally impacted by the fees charged to customers to process their metal and conversion costs.  “Scrap spreads” represent the difference between the cost of the aluminum scrap purchased by Real Alloy for processing and the selling prices of the aluminum alloys Real Alloy produces in buy/sell arrangements. Real Alloy strives to maximize scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While prices for aluminum scrap and processed secondary alloy may each trend in a similar direction as prices for primary aluminum, the extent of these price movement is not highly correlated, and the sales price for secondary alloy may lag behind increases in scrap prices. As a result, these market fluctuations can cause unpredictable movements in metal spreads. Further, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum, which are the two largest components of conversion costs.

The buy/sell portion of Real Alloy’s business has a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, which only includes processing fees and conversion costs. Accordingly, in addition to scrap spreads, two of the most important drivers of the financial performance of Real Alloy is the volume of metal processed and invoiced; and the mix of its business between tolling and buy/sell arrangements. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated margins. Increased processing under such tolling arrangements results in lower revenues and generally also results in higher gross profit margins compared to buy/sell arrangements. Tolling arrangements reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling agreements are beneficial in these ways, the percentage of Real Alloy’s capacity under these arrangements is limited by the amount of metal their customers own and the extent to which they are willing to enter into such arrangements.

In addition to focusing on tolling relationships and carefully managing the size of its commercial inventory position related to its buy/sell business, Real Alloy also utilizes various derivative financial instruments designed to reduce the impact of changing aluminum prices on these net physical purchases and sales, particularly in its European operations. While aluminum scrap is typically priced in relation to prevailing aluminum index prices (LME, Platts, Metal Bulletin, etc.), certain scrap types used in Real Alloy’s operations are not highly correlated to an underlying index and, therefore, are not hedged. Real Alloy’s risk management practices reduce, but do not eliminate exposure to changing aluminum prices. While these practices may limit exposure to unfavorable aluminum price changes, they also limit Real Alloy’s ability to benefit from favorable price changes.

Customers

Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries, as well as wrought alloy producers, foundries and casters. For the years ended December 31, 2016 and 2015, 12% and 14%, respectively, of our consolidated revenues were attributable to Nemak who is serviced from our RANA and RAEU segments, and 11% and 10%, respectively, of our consolidated revenues were attributable to Honda Motor Company who is serviced from our RANA segment.

Competition

The third-party aluminum recycling industry is highly fragmented, with a few participants in North America and in Europe operating multiple facilities, and many smaller aluminum recyclers that are single plant, family-owned businesses. We believe Real Alloy is the largest third-party aluminum recycler in both North America and Europe. Historically, Real Alloy has competed effectively because of its extensive global footprint, significant production flexibility, superior range of products and services, operational efficiency, knowledgeable and experienced management team, well-invested and strategically located facilities, and operational economies of scale. Real Alloy’s main competitors in North America are Scepter Inc., Smelter Service Corporation, Tennessee Aluminum Processors, Inc., Owl’s Head Alloys Inc., Imperial Aluminum, Superior Aluminum Alloys, LLC, Allied Metal Company, Audubon Metals LLC, Spectro Alloys Corporation, and Timco, a division of TST Inc. Main competitors in Europe are Oetinger Aluminum, AMAG Austria Metall AG, Raffmetal SpA, Trimet Aluminum, and Befesa. Additionally, many of Real Alloy’s customers and potential customers also recycle their own scrap. In the future, some customers may increase the amount of scrap they recycle, and other customers may recycle their own scrap in lieu of using third-party recycling services, which accounted for a modest reduction in volume in 2016. Suppliers of primary aluminum can also act as competition under certain market conditions, which Real Alloy experienced in 2016.

Real Alloy volumes may be impacted by factors other than competition within its own industry. Because Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries, as well as wrought alloy producers, foundries and casters, changes in the competitive profile of its customers can rapidly change the volume of secondary aluminum purchased from Real Alloy under both tolling and buy/sell arrangements. In 2016, Real Alloy saw a reduction in volume from wrought alloy tolling customers choosing to purchase more prime aluminum instead of secondary alloys.

Raw Materials and Supplies

The buy/sell portion of Real Alloy’s business requires the purchase of aluminum scrap, primary aluminum, and hardeners. Metallics (primary aluminum metal, aluminum scrap, and aluminum dross) represent the largest component of Real Alloy’s cost of sales. The availability and price of these raw materials depends on a number of factors outside of the control of Real Alloy, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. Real Alloy purchases its raw materials from a wide spectrum of aluminum scrap dealers, primary aluminum producers, aluminum fabricators, casters and processors, and other intermediaries, and the diffuse nature of these suppliers requires that Real Alloy maintain constant procurement efforts, and generally is unable to lock in long-term scrap pricing. During the years ended December 31, 2016 and 2015, no supplier provided more than 10% of Real Alloy’s metal purchases. The top ten suppliers represented approximately 25% and 22% of total metal purchases in the years ended December 31, 2016 and 2015, respectively.

Energy Supplies

Real Alloy’s operations are dependent on natural gas and electricity, which represent the third largest component of cost of sales after metal and labor costs. Real Alloy purchases the majority of its natural gas and electricity on a spot-market basis. In an effort to acquire the most favorable energy costs, Real Alloy secures a portion of its natural gas and electricity at fixed price commitments. Real Alloy uses forward contracts, as well as contractual price escalators, and pass-through mechanics in customer contracts, to reduce the risks associated with natural gas price volatility.

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

Employees

As of December 31, 2016, Real Alloy had a total of approximately 1,800 employees, including approximately 1,200 in North America and 600 in Europe. Approximately 22% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. We believe employee relations are satisfactory.

Environmental

Real Alloy’s operations are subject to U.S. federal, state, local, and foreign environmental laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the investigation or remediation of contaminated sites, and employee health and safety. These laws can impose joint and several liability for releases, or threatened releases, of hazardous substances upon statutorily defined parties, including Real Alloy, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, Real Alloy may be required, from time to time, to install additional pollution control equipment, make process changes, or take other environmental control measures at some of its facilities to meet future requirements. Currently, and from time to time, Real Alloy is a party to notices of violation brought by environmental agencies concerning laws governing air emissions.

From time to time, environmental issues can prompt the temporary closure of a Real Alloy facility. In June 2016, Norwegian regulatory authorities informed Real Alloy that odor emissions at its salt slag processing facility in Norway were in excess of permitted levels and halted operations. As of February 2017, after remediating the issues, Real Alloy has been issued a permit to operate and test the odor emissions through the summer.

Our aggregate accrual for environmental matters was $15.6 million as of December 31, 2016, including $4.0 million classified in accrued liabilities in the consolidated balance sheets. See Note 22—Commitments and Contingencies in the notes to consolidated financial statements included in Part IV, Item 15 for additional information about environmental obligations assumed in the Real Alloy Acquisition and environmental matters as of December 31, 2016, respectively.

In addition, we have asset retirement obligations of $5.3 million as of December 31, 2016, for costs related to the future removal of asbestos, ongoing monitoring of landfill closures, and underground storage tanks at various facilities, all of which were assumed in the Real Alloy Acquisition. Asset retirement costs identified after the acquisition date are capitalized as long-lived assets (asset retirement cost), and are amortized over the remaining useful life of the related asset. See Note 2—Presentation, Summary of Significant Accounting Policies and Recent Accounting Standards Updates and Note 10—Asset Retirement Obligations in the notes to consolidated financial statements included in Part IV, Item15 of this Annual Report for additional information about asset retirement obligations.

In the Real Alloy Acquisition, Aleris provided a special environmental indemnity for its Goodyear, Arizona facility, which is secured by an escrow of the Redeemable Preferred Stock (as defined below).

Processing scrap aluminum generates solid waste in the form of salt cake and baghouse dust. For RANA, salt cake is further processed for recycling at milling operations, or disposed of in landfills with baghouse dust. For RAEU, salt cake is processed for recycling and baghouse dust is disposed of in underground deposits in Europe. If salt cake was ever classified as a hazardous waste in the U.S., the costs to manage and dispose of salt cake would increase, which could result in significant increased expenditures.

Financial Information about Segments and Geographic Areas

The chief operating decision-maker (“CODM”), our CEO, evaluates Real Alloy largely by geographic area. Our reporting segments of RANA and RAEU have, accordingly, been created representing the Real Alloy businesses in North America and Europe. In addition to analyzing our consolidated operating performance based on volumes, our CODM measures the financial performance of our reportable segments utilizing adjusted EBITDA (“Segment Adjusted EBITDA”). Segment Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Segment Adjusted EBITDA to manage and assess the performance of our business segments and overall business, and believes that Segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report.

Corporate and Other

As a holding company, we report the administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition strategies, maintenance of our public company status and management of our discontinued operations as “Corporate and Other.” The holding company expects to charge its operating segments management fees for providing oversight and for certain direct and indirect expenses incurred on their behalf. In the case of Real Alloy, $3.0 million and $2.5 million of management fees were charged in the years ended December 31, 2016 and 2015, respectively, although no cash has been transferred. Such charges are excluded from Segment Adjusted EBITDA, as management excludes such costs when assessing segment performance. As of December 31, 2016, our corporate staff was comprised of nine individuals, none of which are under a collective bargaining agreement and management believes its relationships are good.

Corporate and Other also includes the assets, liabilities, and results of operations of operating segments that do not meet the criteria of a reportable segment, generally as a result of the size of the segment, and which include Cosmedicine and Signature Credit Partners, Inc. (“SCP”). As noted above, in September 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine or liquidate its assets. As of December 31, 2016, Cosmedicine had finished goods inventory with a carrying value of $0.1 million held for sale, which is classified in prepaid expenses, supplies and other current assets. The potential sale or liquidation of Cosmedicine does not represent a strategic shift in operations and will not have a significant effect on the consolidated financial results of Real Industry.

SCP was the primary component of a former reportable segment, Special Situations. As of December 31, 2016, SCP has assets of approximately $1.7 million, including $0.8 million of cash and $0.9 million of a participation interest in a pool of commercial mortgage loans.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of SGGH that have been sold, or have been discontinued, including NABCO and certain of Fremont’s former operations where SGGH is still engaged in various legal proceedings, primarily with homeowners seeking to avoid foreclosure on loans originated by FIL. During the first quarter of 2015, NABCO was sold for a pretax gain of $39.7 million and, as a result of a strategic shift in operations, its results of operations have been reclassified to discontinued operations for all periods presented.

As of December 31, 2016, discontinued operations had no assets or liabilities. See Note 19—Discontinued Operations in Part IV, Item 15 of this Annual Report for additional information about our discontinued operations.

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

•

information relating to corporate governance at Real Industry, including our Code of Conduct (for directors and all employees, including executive officers), which also complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002, as required by NASDAQ’s corporate governance requirements. We intend to disclose any amendments to or waivers from these governance documents on our website, in lieu of disclosure on Form 8-K in accordance with Item 5.05(c) of Form 8-K;

•	information about membership on Board committees, as well as the charters of standing committees of the Board; and
•	information relating to transactions in Real Industry’s securities by its directors, executive officers and significant stockholders reportable on Forms 3, 4 and 5, and Schedules 13D and 13G.

The information contained on our website is not incorporated herein.

Additionally, copies of any of this information will be provided, free of charge, upon written request to the Company’s principal executive offices, Real Industry, Inc., Investor Relations, 15301 Ventura Boulevard, Suite 400, Sherman Oaks, California 91403 (until March 31, 2017) or to Real Industry, Inc. Investor Relations, 9 West 57th Street, 26th Floor, New York, NY 10019 (after April 1, 2017), or by email request to investor.relations@realindustryinc.com. Our telephone number is (805) 435-1255.

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

Even if we are successful in completing additional acquisitions, these could require significant investments of capital, management attention, and integration effort. We may also encounter difficulties in assimilating and integrating the operations, personnel, technologies, products, and information systems of acquired companies, and retaining key personnel. These risks are applicable even for businesses we intend to run on a stand-alone basis. We recorded a noncash goodwill impairment charge of $61.8 million in the fourth quarter of 2016 and we may incur additional significant goodwill impairment charges in the future. Acquisitions could disrupt relationships with existing customers, suppliers, and strategic partners of the newly acquired entities and may create other contractual, intellectual property, or employment issues. The acquisition of another company or business may also require us to enter into a business, industry or geographic market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our operating costs, and these challenges could be magnified as the size of the acquisition increases.

There can be no assurance that we will be able to consummate any future acquisitions or that, if consummated, we will successfully integrate the businesses or otherwise realize the benefits anticipated from these acquisitions. Even if we are able to grow and build our operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may never realize the full value of our intangible assets or for other assets we sell. We may never realize the full value of our intangible assets, consisting primarily of goodwill and customer relationships from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite-lived identifiable intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets.

Based on our 2016 goodwill impairment test, we identified and recorded a $61.8 million impairment charge in our RANA segment. Following the impairment charge, we have $42.2 million of goodwill, including $33.6 million in RANA, which is subject to further impairment. In addition, we impaired the remaining $0.1 million of Cosmedicine’s unamortized product formulations. The remaining $12.5 million of unamortized customer relationships with definite lives as of December 31, 2016, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $2.4 million in 2016. These expenses will reduce our future earnings or increase our future losses. Should additional impairment charges be recognized in the future, the market price of our common stock could be adversely affected.

Further, we may from time to time decide to sell operating subsidiaries or assets based on any number of factors, including a desire to monetize an asset to finance working capital or other strategic plans or because such operations may not perform as expected. There can be no assurance that we will be successful in completing such future transactions. If such a transaction is completed, it may reduce the size of our business or our cash flow. There is also no assurance that we will receive adequate consideration in the disposition of any operating subsidiary or asset. As a result, any future disposition of operating subsidiaries or assets could have a material adverse effect on our business, financial condition, and results of operations.

We have experienced substantial losses from continuing operations in recent years and may experience losses in the future. Although we reported net earnings for the year ended December 31, 2014, primarily as a result of NABCO’s operations (which are classified in discontinued operations as of December 31, 2016), for the years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011, we reported losses from continuing operations of $103.2 million, $31.7 million, $0.1 million, $14.2 million, $7.4 million and $9.9 million, respectively. While we believe we made significant progress in reducing our operating costs at corporate since summer 2013, following the sale of NABCO and the consummation of the Real Alloy Acquisition, the nature of our operations and our operating costs have changed significantly. The Real Alloy Acquisition has not yet been accretive to earnings, and unless its financial performance improves, it may cause additional dilution to our earnings per share. We may experience operating losses and net losses in the future, which could make it difficult to fund our operations, finance acquisitions and achieve our business plan, any of which could cause the market price of our common stock to decline.

Our debt agreements as of December 31, 2016 and future debt financing arrangements into which we or our subsidiaries may enter, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these covenants could have a material adverse effect on our operations, business and financial results. As of December 31, 2016, we had approximately $368.1 million of indebtedness outstanding under the Senior Secured Notes, the Asset-Based Facility, a $1.5 million term loan (the “Term Loan”), and various capital leases, which was entirely related to Real Alloy. Further, Real Alloy has additional borrowing capacity under the Asset-Based Facility and its German subsidiary’s €50 million nonrecourse Factoring Facility. Interest costs related to this indebtedness, together with the dividends on the Redeemable Preferred Stock, are substantial. The Senior Secured Notes, the Asset-Based Facility, the Factoring Facility and the Redeemable Preferred Stock contain, and the instruments governing our other future indebtedness may contain, certain customary restrictions, covenants, and provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us, Real Alloy or other acquired entities to satisfy certain financial tests and maintain certain financial ratios, restrict the ability to engage in specified types of transactions, and otherwise limit the distributions of funds from Real Alloy or other entities acquired in the future to us. This overall leverage and the terms of our financing arrangements could:

•	limit the ability to pay dividends or management fees, to make distributions or to repay intercompany loans, especially from Real Alloy, and future subsidiaries, to us;
•	make it more difficult to satisfy obligations under the terms of this indebtedness;
•	limit the ability to refinance this indebtedness on terms acceptable to Real Alloy, us, or at all;
•

limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or Real Alloy operate and increase the vulnerability to general adverse economic and industry conditions;

•

require the dedication of a substantial portion of cash flow to make interest and principal payments on this indebtedness, thereby limiting the availability of cash flow to distribute to us or to fund future acquisitions, working capital, capital expenditures, business activities, and other general corporate requirements;

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

Upon the occurrence of an event of default under any such financing arrangement, the relevant lenders could assess increased interest rates, accelerate the maturity of the debt or foreclose upon any collateral securing the debt, and events of default could be triggered under other financing arrangements with cross-default provisions. In this event, we may lack sufficient funds or other resources to satisfy all of our obligations. In addition, any limitations imposed by financing agreements on our ability to incur additional debt or to take other actions could significantly impair our ability to obtain other financing.

Our ability to use our U.S. NOLs to offset future U.S. taxable income may be limited as a result of past events, the Real Alloy Acquisition, the financings related to the Real Alloy Acquisition, or as the result of future acquisitions, financings or other issuances or transfers of our common stock. As of December 31, 2016, we reported U.S. NOLs of approximately $916.0 million, which will begin to expire if not used before the tax year ending December 31, 2027. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. As a result of uncertainties about the timing and amount of future U.S. taxable income, we have a full valuation allowance of $400.6 million recorded against our U.S. deferred tax assets as of December 31, 2016, and expect to continually review and evaluate the valuation allowance in future periods.

Our ability to fully utilize our existing U.S. NOLs could be limited or eliminated as a result of changes in U.S. federal tax laws and regulations or should we: i) be found by the Internal Revenue Service (“IRS”) to not be able to avail ourselves of Section 382(l)(5) of the Tax Code in connection with the plan of reorganization following the Bankruptcy Proceedings; ii) undergo an “ownership change” as described under Section 382 of the Tax Code; iii) be deemed to have abandoned an active business; or iv) not return to profitability or be only marginally profitable in the future.

Although we cannot assure you that the IRS will agree with our position, we believe that, as of Fremont’s emergence from Bankruptcy Proceedings through the Real Alloy Acquisition until the present time, Real Industry has met the criteria under Section 382(l)(5) of the Tax Code to be able to utilize its U.S. NOLs to offset future taxable income, if any.

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

While there is no guarantee that the IRS will agree with our position, we believe that the Real Alloy Acquisition and related financings did not result in an ownership change for purposes of Section 382 of the Tax Code. The Company received an opinion letter (the “Section 382 Opinion Letter”) from its U.S. tax counsel, Blank Rome LLP, substantially to the effect that the Real Alloy Acquisition and related financings should not result in an “ownership change” for U.S. federal income tax purposes and that the Company may use its U.S. NOLs to offset future U.S. taxable income generated by Real Alloy. The Section 382 Opinion Letter is restricted to the precise terms described therein and the Company or its stockholders may engage in subsequent transactions that would result in an “ownership change.” Additionally, the Company adopted the Tax Benefit Preservation Provision in order to protect stockholder value by preserving our U.S. NOLs. There is no guarantee, however, that the Tax Benefit Preservation Provision will be effective in protecting our U.S. NOLs and other tax assets.

The amount of our U.S. NOLs has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our U.S. NOLs and other tax assets, which could result in an increase in our liability for income taxes in the future. Further, our U.S. NOLs only have value to the extent we generate U.S. taxable income. If we are unable to generate U.S. taxable income prior to the expiration of the U.S. NOLs, or if we are only marginally profitable during such period, we will be limited in our ability to utilize the tax benefits related to our U.S. NOLs. There can be no assurance that we will have sufficient U.S. taxable income to be able to utilize our U.S. NOLs prior to their expiration. Finally, the use of U.S. NOLs is subject to various tax laws and regulations and any changes in such or the interpretations thereof.

Funding for our future acquisitions and operations could increase our liabilities, trigger negative tax consequences or dilute, or rank preferentially to, our stockholders. We intend to fund any future acquisition through a mix of our available cash, the sale of equity securities in private placements or in registered offerings under our shelf registration statement declared effective on October 21, 2015, rights offerings to existing stockholders, and debt financings. Utilizing these funding sources can result in increased debt or contingent liabilities, adverse tax consequences, substantial capital commitments, loss of some of our U.S. NOLs, or dilution. Any of these events could negatively impact our financial condition and results of operations and could cause the price of our common stock to decline.

We currently have 9,235,000 shares of blank check preferred stock available for issuance and $700.0 million of securities available for issuance under the shelf registration statement. In order to fund our future operations or acquisitions, we may sell preferred equity securities or convertible debt securities with rights, preferences and privileges senior to our existing stockholders. In such event, future security holders could be entitled to dividends, liquidation or other transaction preferences, or voting rights that are not provided to our existing common stockholders. Further, with or without preferential terms, future issuances of securities could result in dilution to our stockholders.

Our Redeemable Preferred Stock issued as partial consideration in the Real Alloy Acquisition has superior rights to our common stock. In connection with the Real Alloy Acquisition, we issued $25.0 million, or 25,000 shares, of Series B Non-Participating Preferred Stock of Real Industry (the “Redeemable Preferred Stock”) to Aleris to be held in an escrow to secure Aleris’ indemnification obligations in connection with the Real Alloy Acquisition. The Redeemable Preferred Stock generally has no voting rights, except, among other customary matters, for any merger (unless the Redeemable Preferred Stock remains outstanding or is purchased at the liquidation preference), for any acquisition valued at more than 5% of the consolidated assets of the Company (so long as at least $10.0 million in aggregate principal amount of Redeemable Preferred Stock remain outstanding). We currently pay quarterly dividends on the Redeemable Preferred Stock at a rate of 8% per annum, which will increase to 9% in August 2017; after being payable in-kind for the first two years, dividends are payable in cash. Other than dividends or distributions payable on our common stock in shares of common stock, the Redeemable Preferred Stock ranks superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions. The Redeemable Preferred Stock could have a material impact on the rights of our common stockholders in terms of dividends, repurchases and redemptions by, or in the event of a liquidation of, the Company.

Real Industry’s operations staff is lean, and we depend on key personnel to achieve our business and strategic objectives. As a holding company that seeks to identify, acquire and maintain operating companies with functioning management teams and operational support departments, Real Industry maintains a more lean management and operations team. The size of this staff may limit how many strategic and operations opportunities that we may pursue in depth at any given time. In addition, we may from time to time need to consult with third party strategic, financial, legal or other business advisors in order to assess and pursue operational matters, strategic objectives, transactions or financings, which may increase our general and administrative expense.

Further, we depend on the members of our senior management team to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring business acquisitions. These members of our senior management team have critical industry experience and relationships that we rely upon to implement our business plan. If we lose the services of one or more of these individuals, it may take us significant time, effort and cost to identify and hire suitable executives with the appropriate experience and expertise to join the Company, and in the meantime, we may not be able to operate our business or identify and manage our business as we planned. As a result, our ability to compete could be harmed. All of these consequences could have a material adverse effect on our business, financial condition and results of operations.

We have certain continuing indemnity obligations in connection with the NABCO Sale. In connection with the sale of NABCO in January 2015, we and SGGH each entered customary indemnification obligations related to our representations, warranties, covenants and other obligations. As of December 31, 2016, the survival period for most of these indemnification obligations has terminated, but certain indemnification obligations, including for environmental, tax, employee and employee benefits matters, remains. While the indemnification is capped at an aggregate of $7.8 million for breaches of most representations and warranties, certain other indemnification obligations are not limited. Should a significant claim arise, we could be required to pay a material amount of our available cash to fund or address any such indemnified liability, including the costs of negotiating or defending claims from the purchasers of NABCO or third-parties and the final costs of the underlying liability.

As of December 31, 2015, we reported a material weakness in our internal control over financial reporting. If we experience other material weaknesses in our system of internal control, we may not be able to report our financial results accurately or on a timely basis and may not be able to detect fraud, any of which could materially and adversely affect our business and our common stock price. As disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2015, our CEO and CFO identified a material weakness in our internal control over financial reporting pertaining to control deficiencies in our financial close process. This specifically related to the accounting for the Real Alloy Acquisition, including the lack of effective oversight and review of various analyses and reconciliations, and the inability to meet external financial reporting deadlines. The material weakness was caused by the significant level of activity related to accounting for the Real Alloy Acquisition, the integration of the Real Alloy Business, a manual consolidation process, and the complexity of the Real Alloy Acquisition and the associated purchase accounting.

As described in our annual report on Form 10-K for the year ended December 31, 2015, we took steps to remediate a number of the aspects of this material weakness; however, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2015, as our process to account for the Real Alloy Acquisition, a 2015 event, was not remediated by year-end. Notwithstanding the material weakness in 2015, our CEO and CFO concluded that the unaudited quarterly financial information for 2015, included in this Annual Report, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

As of December 31, 2016, our CEO and CFO have determined that our internal controls over financial reporting were operating effectively.

If we fail to maintain or enhance our internal control over financial reporting or fail to properly maintain an effective system of internal control over financial reporting, we may be unable to detect fraud or to report our financial results accurately and on a timely basis. The existence of any such deficiencies and/or weaknesses, even if cured, could also lead to the loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock. Such deficiencies or material weaknesses may also subject us to litigation, investigations and other penalties.

In addition, our business strategy contemplates the further acquisition of businesses and the operation of subsidiaries whose financial results will be consolidated into our financial statements and reporting. We maintain an operations staff at a lean level that we believe is appropriate for our current business. However, this environment could result in future challenges with our business combination process, as we experienced with the Real Alloy Acquisition. Additionally, as a result of these business activities and our future growth, the scope of our internal control over financial reporting will have to expand, which may subject us to increased internal control risks, especially as new businesses are integrated into our processes. Effective internal control over financial reporting must be established and maintained in connection with these acquisitions, if any, in order for us to produce accurate and timely financial reports. Failure to do so would result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which would likely have a negative impact on the market value of our common stock.

Furthermore, Section 404 of the Sarbanes-Oxley Act currently requires us to evaluate the effectiveness of our internal control over financial reporting at the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report. We are also subject to the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act. We may not be able to complete the work required for such attestations on a timely basis and, even if we timely complete such requirements, we cannot assure you that our independent registered public accounting firm will conclude that our internal control over financial reporting is effective. The inability to obtain such attestation could lead to the loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock and may impair our ability to raise capital under our $700.0 million shelf registration statement.

Our holding company organizational structure makes Real Industry largely dependent on funding from and highly subject to the risks and uncertainties of its operating subsidiaries. This holding company structure may not provide the benefits we expect. Real Industry is a holding company with no current business operations of its own. Beyond the companies that we have either formed or acquired, Real Industry’s only significant assets are our cash and our equity interests in and our obligations from our subsidiaries. As a result, we largely rely on funding from Real Alloy, and may in the future largely rely on our other operating subsidiaries, to meet our obligations. If our subsidiaries need to retain their funds to meet their financial obligations or experience other restrictions on their ability to fund Real Industry, that may limit our access to funds, available working capital, or ability to pursue our acquisition strategy or other strategic objectives.

While we intend to operate Real Alloy and other future operating subsidiaries largely as stand-alone businesses, to the extent that we operate operating subsidiaries that are substantially larger entities than our holding company, we are subject to the business, industry, geographic, and market risks, regulations and uncertainties of such subsidiaries. The impact of these may be significant to Real Industry and could have a negative effect on our financial condition, results of operations and stock price.

Further, we completed the Reincorporation and our past acquisitions to establish and maintain a holding company organizational structure, and we plan to make future acquisitions within this structure, because of the strategic, business and financing flexibility that we believe it affords us. Our holding company structure may not keep the assets and liabilities of the Company and any new businesses we acquire legally separate. In such case, the increased costs of maintaining a separate holding company, including the administrative costs and expenses associated with keeping separate records and separate corporate or regulatory filings, may be incurred without realizing the possible benefits.

Changes in the tax provisions that are applicable to the Company or our subsidiaries may create additional tax liabilities for us, may reduce our NOLs, increase tax analysis and compliance costs and trigger other consequences with a material effect on our financial results. We are subject to income taxes in the United States and certain non-U.S. jurisdictions, and our tax liabilities are based on the distribution of income across these jurisdictions. The determination of the Company’s provision for income taxes and other tax liabilities requires judgment and is based on legislative and regulatory structures that exist in the jurisdictions in which we operate. As a result of the change in the U.S. presidential administration, there may be changes in U.S. tax policy, and the nature and outcome of those potential changes is uncertain at this time. Given the uncertainty surrounding the final outcome of the U.S. tax reform, it is not possible to predict the impact any changes would have on the Company’s financial results. If there is a change in, re-interpretation of or re-application of, these tax regulations in ways that are applicable to our operations and businesses, our tax liabilities and tax compliance costs could materially increase.

Pending legal proceedings and other contingent liabilities may impact our financial condition and results of operations, lowering our stock price, and limiting our ability to use our common stock as consideration in future transactions. Our subsidiary, SGGH, is subject to a number of lawsuits seeking monetary damages or injunctive relief and it has potential other contingent liabilities, including repurchase claims, which relate to Fremont’s prior businesses and are presented in discontinued operations. For a summary of our material legal proceedings, see “Legal Proceedings” in Note 22—Commitments and Contingencies in the notes to consolidated financial statements, included in Part IV, Item 15 of this Annual Report. Additional litigation may be filed against us, or our subsidiaries, or disputes may arise in the future concerning matters involving the discontinued operations. We and SGGH have been and intend to continue to vigorously defend ourselves in all legal proceedings in which we are involved, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend SGGH or the Company in these matters may be significant. In turn, these could have a material impact on the price of our common stock, which may limit our ability to utilize our common stock as consideration for potential future acquisitions and other transactions in which we may engage.

SGGH has received repurchase claims relating to certain residential mortgage loans sold by our discontinued operations, and may receive additional claims in the future that, unless withdrawn or settled within the limits of the established repurchase reserve, could adversely affect our financial condition and results of operations. As of December 31, 2016, SGGH had $101.7 million of outstanding repurchase claims associated with claims of breaches of certain representations and warranties related to the residential real estate loans sold by Fremont Investment & Loan (“FIL”), largely from 2002 through 2007. While management believes no repurchase reserve liability is appropriate as of December 31, 2016, the amount of the reserve is subjective and is based on management’s current expectations based on facts currently known.

Although the last mortgage loan purchase agreement was executed in mid-2007, there is no certainty that other claims will not also be asserted against SGGH or us. Changing or new facts and circumstances could cause us to increase the repurchase reserve in future periods or may cause us to experience losses in excess of any repurchase reserve liability. Any material increase in, or change in the nature of, repurchase claim activity and payout amounts, the repurchase reserve, or changes in our ability to object to, defend or settle such claims, could have a material adverse effect on our financial condition and results of operations. See Note 19—Discontinued Operations in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about the repurchase reserve.

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

Our data and information systems and network infrastructure may be subject to hacking or other cyber-security threats, giving unauthorized persons access to and the ability to misappropriate our customer data, and proprietary business information. In our operations, we store and transmit proprietary information for ourselves and for our customers. We have offices, operations and employees in various locations throughout the U.S., Europe, Canada and Mexico. Our operations are dependent upon the connectivity and continuity of our facilities and operations. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information or an interruption of our networks that has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation, and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, although we attempt to validate the security of such services, because of vendors that use cyber or “cloud” storage of information as part of their service or product offerings, our proprietary information may be misappropriated by third-parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures and our attractiveness as a business partner could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

Compliance with laws or regulations governing our current or future operations may adversely affect our business or cause us to alter our business strategy. We and Real Alloy are subject to statutes and regulations at the U.S. federal, state and local, and foreign level, as may be any entity we acquire. The inability to comply with these statutes and regulations in the business segments, geographic regions and jurisdictions in which we, Real Alloy or future subsidiaries operate could result in substantial costs, including fines, civil penalties, and criminal sanctions or costs associated with upgrades to improve facilities or changes in manufacturing or other processes in order to achieve and maintain regulatory compliance, which could, depending on their magnitude, individually or in the aggregate have a material adverse impact on our financial condition, results of operations and our stock price. Further, new legislation may be enacted or new interpretations, rulings or regulations could be adopted, potentially with retroactive effect, any of which could harm us, our operations, our plans and our stockholders. We may seek to acquire new businesses subject to legislation or regulations with which we are not currently familiar. Compliance with existing laws and regulations, changes to laws and regulations or entering into new regulated industries may cause us to alter our operations or business strategy in order to minimize the adverse impact on our business and financial performance or to avail ourselves of new or different opportunities. Such changes could result in material differences in the strategies and plans set forth in this Annual Report. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations.

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

Real Alloy requires substantial amounts of capital to operate; failure to maintain sufficient liquidity will have a material adverse effect on its financial condition and results of operations. Real Alloy requires substantial amounts of capital to operate, and its liquidity can be adversely affected by a number of factors outside its control. Fluctuations in aluminum prices, even at modest levels, may result in increased cash costs for aluminum scrap, and increase the need for working capital. In addition, if aluminum price movements result in a negative valuation of current financial derivative positions, counterparties may require the posting of cash collateral. Furthermore, in an environment of falling aluminum prices, the borrowing base and availability under Real Alloy’s then-current borrowing facilities may shrink and constrain Real Alloy’s liquidity. If Real Alloy fails to maintain adequate liquidity, ratings agencies could downgrade Real Alloy, Real Alloy’s suppliers could change the commercial terms on which they are willing to sell to Real Alloy (including requiring quick pay terms) or otherwise reduce the level of business they are willing to do with Real Alloy, and credit insurers could cut the level of insurance they will extend, further impacting liquidity and forcing Real Alloy to use more cash to conduct its operations. While Real Alloy monitors these liquidity levels closely and would endeavor to work closely with ratings agencies and its lenders and suppliers to address tight liquidity issues, there can be no assurance that such efforts will be sufficient to address a material liquidity issue should one arise.

Real Alloy requires substantial capital investments that it may be unable to fulfill. The operations of Real Alloy are capital intensive. Under Aleris, total capital expenditures were $60.5 million, $55.7 million, $37.4 million and $31.9 million for the years ended December 31, 2011, 2012, 2013 and 2014, respectively. During the years ended December 31, 2016 and 2015, the amount was approximately $30.8 million and $34.2 million, respectively, including $26.0 million spent under Real Industry’s ownership in the year ended December 31, 2015. Real Alloy may not generate sufficient operating cash flows and its external financing sources may not be available in amounts sufficient to enable it to make anticipated capital expenditures, service or refinance indebtedness or fund other liquidity needs. If Real Alloy is unable to make upgrades or purchase new equipment, its financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

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

After raw material and labor costs, energy represents the third largest component of the cost of sales. The price of natural gas, and therefore the costs, can be particularly volatile. Price and volatility can differ by global region based on supply and demand, political issues, and government regulation, among other things. As a result, Real Alloy’s natural gas costs may fluctuate dramatically, and it may not be able to reduce the effect of higher natural gas costs on its cost of sales. If natural gas costs increase, Real Alloy’s financial condition and results of operations may be adversely affected. Although Real Alloy attempts to mitigate volatility in natural gas costs through the use of hedging and the inclusion of price escalators and pass-through mechanisms, it may not be able to eliminate the effects of such cost volatility. Furthermore, in an effort to offset the effect of increasing costs, it may have also limited its potential benefit from declining costs.

If Real Alloy were to lose order volumes from any of its largest customers, its revenues, earnings, and cash flows could be reduced. Real Alloy is exposed to risks related to customer concentration. Its ten largest customers were responsible for approximately 46% and 58% of its volume invoiced for the years ended December 31, 2016 and 2015, with one customer accounting for approximately 12% in 2016, and one customer accounting for approximately 13% of those volumes in 2015. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect the financial condition and results of operations of Real Alloy by lowering sales volumes and lowering profitability. In addition, Real Alloy’s strategy of having dedicated facilities and arrangements with customers subject it to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of its facilities, could negatively affect its financial condition and results of operations, and Real Alloy may be unable to timely replace, or replace at all, lost order volumes. Certain Real Alloy customers have decided to reduce their dependence on single suppliers and have reduced the volume of their orders from Real Alloy. In addition, several of Real Alloy’s customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to Real Alloy in the last ten years. Similar incidents in the future would adversely impact the financial condition and results of operations of Real Alloy.

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

Real Alloy may not be able to compete successfully in the industries it serves and secondary aluminum may become less competitive with alternative materials, which could reduce Real Alloy’s share of industry sales, sales volumes, and selling prices. Aluminum competes with other materials such as steel, plastic, composite materials, and glass for various applications, and recycled aluminum may also compete with prime aluminum. Higher aluminum prices tend to make aluminum products less competitive with these alternative materials. Lower aluminum prices can make prime aluminum more attractive than secondary aluminum in certain applications.

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

With its international business, Real Alloy encounters the risk that non-U.S. governments could take actions to enhance local production or local ownership at its expense. Recently, there have been increased volumes of prime aluminum from China.

Additional competition could result in a reduced share of industry sales or reduced prices for Real Alloy’s products and services, which could decrease revenues or reduce volumes, either of which could have a negative effect on our financial condition and results of operations.

Real Alloy has been shaped by acquisitions, including the Beck Acquisition, and divestitures under former owners, and we will continue to evaluate future acquisitions and divestitures. Future acquisitions or divestitures may not be successful, which could adversely affect Real Alloy’s financial condition. The future financial performance and success of Real Alloy will depend in part on its ability to successfully implement its business strategy on a stand-alone basis. Part of the business strategy for Real Alloy has been, and will continue to be, the opportunistic pursuit of strategic acquisitions and dispositions. However, there can be no assurance that any such growth efforts will be successful, or that if successful, Real Alloy will be able to effectively manage expanded or acquired operations. The ability of Real Alloy to achieve its expansion and acquisition needs and objectives and to effectively manage its growth depends on numerous risks commonly encountered in business combinations, including the following:

•	its ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;
•	the ability to integrate new businesses into Real Alloy’s operations;
•	the availability of capital on acceptable terms to finance acquisitions (including in light of the terms of the indebtedness under the financings related to the Real Alloy Acquisition);
•	the ability to generate the cost savings or synergies anticipated;
•	the inaccurate assessment of undisclosed liabilities;

•	increasing demands on Real Alloy’s operational systems; and
•	the amortization of acquired intangible assets.

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

The financial condition and results of operations of some of the operating entities of Real Alloy are reported in local currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in its and Real Industry’s consolidated financial statements. As a result, appreciation of U.S. dollars against these currencies, generally, may have a negative impact on reported revenues and operating profit, and the resulting accounts receivable, while depreciation of U.S. dollars against these currencies, generally, may have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by its international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar may have a positive impact on earnings while depreciation of the U.S. dollar may have a negative impact on earnings.

Impairment of Real Alloy’s intangible assets could result in significant charges that could adversely impact future operating results. Real Alloy has significant intangible assets, which are susceptible to impairment charges as a result of changes in various factors or conditions. The most significant intangible assets are goodwill and customer relationships, all of which are related to business combinations. We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may exceed fair value. We assess finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may exceed fair value.

As of December 31, 2016, our consolidated balance sheets included $12.5 million of identifiable intangible assets, net and $42.2 million of goodwill, which reflects a $61.8 million goodwill impairment charge in 2016. As a result of the Real Alloy Acquisition, both intangible assets and goodwill have increased substantially. Adverse changes in the operations of the Real Alloy business or other unforeseeable factors could result in an impairment charge in future periods that could adversely impact our results of operations and financial position in that period.

Current environmental liabilities as well as the cost of compliance with, and liabilities under, health and safety laws could increase the operating costs of Real Alloy and negatively affect its financial condition and results of operations. Real Alloy’s operations are subject to U.S. federal, state and local, and foreign environmental and safety laws and regulations, which govern, among other things, air emissions, wastewater discharges, the handling, storage, and disposal of hazardous substances and wastes, the remediation of contaminated sites, and employee health and safety. Future environmental regulations could impose stricter compliance requirements on the industries in which Real Alloy operates. Additional pollution control equipment, process changes, or other environmental control measures may be needed at some of its facilities to meet future requirements.

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

In June 2016, Norwegian regulatory authorities required Real Alloy to suspend its salt slag processing facility in Norway due to odor emissions from the facility. The authorities have asserted that odor emissions from the facility were in excess of permitted levels. Although Real Alloy is working diligently to remedy this matter as quickly as possible to enable Real Alloy’s salt slag processing facility in Norway to resume operations, there can be no assurance that operations of this facility will resume in the near future, if at all. Any permanent shutdown of this facility could have a material adverse effect on our business, results of operation and financial condition.

Real Alloy could experience labor disputes that could disrupt its business. Approximately 22% of Real Alloy employees in North America and substantially all of the employees located in Europe, where union membership is common, are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Although Real Alloy believes they will successfully negotiate new collective bargaining agreements when the current agreements expire, these negotiations may not prove successful, may result in a significant increase in the cost of labor, or may break down and result in the disruption or cessation of its operations.

New government regulation of greenhouse gas emissions and other environmental issues may subject Real Alloy to significant new costs and restrictions on its operations. Climate change is receiving increasing attention worldwide, including recently announced, long-term greenhouse gas emission reduction commitments by the U.S. and China. Many scientists, legislators, and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are legislative and regulatory initiatives in various jurisdictions, including the European Union, which would institute a cap-and-trade system, covering various sectors of the economy, under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where Real Alloy has manufacturing plants, are considering greenhouse gas registration and reduction programs. Certain of these plants use significant amounts of energy, including electricity derived from various sources, and natural gas. Greenhouse gas or other clean air or environmental regulations could increase the price of the electricity and natural gas that Real Alloy purchases, restrict access to or the use of natural gas, require Real Alloy to purchase allowances to offset its emissions, prompt significant capital expenditures to mitigate emissions, or result in an overall increase in the cost of raw materials. Any one of these developments could significantly increase Real Alloy’s costs, reduce its competitiveness in a global economy or otherwise negatively affect its business, operations or financial results. While future emissions regulation appears likely, it is too early to predict specifically how such regulation might affect Real Alloy’s business, operations, or financial results.

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

Recent derivatives legislation could have an adverse impact on the ability to hedge risks associated with Real Alloy’s operations and on the cost of its hedging activities. Real Alloy uses over-the-counter (“OTC”) derivatives products to hedge its metal commodity and natural gas risks and, historically, currency risks. Legislation in Europe and the U.S. has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. As a result of the regulation of the derivatives market under the Dodd-Frank Act, the parties with whom we enter into hedging transactions are subject to heightened requirements, and they could pass along their increased regulatory compliance burden in the form of higher costs or tighter the costs of hedging. Additional rules and regulations pursuant to this legislation are likely to be adopted and not all compliance dates have been reached. If future rules and regulations subject Real Alloy to additional capital or margin requirements, reduce the number of eligible derivatives counterparties, or impose other restrictions on its trading and commodity positions, they could have an adverse effect on the ability to hedge risks associated with Real Alloy and on the costs of its hedging activities.

Certain German pension and benefit obligations of Real Alloy are currently underfunded. Real Alloy may have to make significant cash payments to certain German pension plans, which would reduce the cash available for its business and have an adverse effect on its business financial condition, results of operations, prospects and ability to satisfy its obligations under its indebtedness.

Risks Related to Our Common Stock

The market price of our common stock has fluctuated and may continue to fluctuate significantly. Since Fremont emerged from the Bankruptcy Proceedings in June 2010, the market price and liquidity of the market for shares of our common stock has varied significantly, from $2.31 per share in the second quarter of 2012 to $14.10 in the third quarter of 2013. During 2016, our stock price traded from $5.30 to $9.63 per share. The market price of our common stock may be significantly affected by the reaction of stockholders, securities analysts and the market generally to numerous factors, some of which are beyond our control and may not be directly related to our operating performance. The factors affecting the market for our shares in the past may not be the same as the factors affecting the market for our share going forward. These factors include, but are not limited to:

•	changes or variations in earnings and/or operating results;
•	our ability to complete acquisitions on a timely and cost-effective basis, and generate the expected benefits from such acquisitions;
•	challenges to our U.S. NOLs or any inability to fully utilize our U.S. NOLs prior to their expiration;
•	shortfalls in operating revenues or net income or any increase in losses from levels expected;
•	changes in the value of our assets;
•	the terms of future acquisitions or dispositions, and the businesses, industries, risks and uncertainties applicable to such acquired entities;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, whether or not in connection with future acquisition activity;
•	actual or expected sales of our common stock by our stockholders and shifts in our ownership that could result in our not being able to maximize the value of our U.S. NOLs;
•	changes in accounting principles or changes in interpretations of existing accounting principles, which could affect our financial results;
•	changes in legislation or regulatory policies, practices, or actions and increased costs of compliance;
•	the commencement or outcome of material litigation involving the Company, our subsidiaries, or the industries in which we have exposure, or both;
•	departure of key personnel; and
•	general market volatility, economic trends and other external factors.

We and our predecessors have not paid cash dividends since 2006 and do not intend to pay cash dividends on our common stock in the foreseeable future. We are a holding company that does not operate any business that is separate from those of our subsidiaries. We are therefore dependent on our subsidiaries for any funds from which to pay dividends. We and our predecessors have not paid a dividend on our common stock since the fourth quarter of 2006, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain earnings to finance the growth of our business.

In addition, our future cash dividends would be limited by the terms of certain of the financings related to the Real Alloy Acquisition and the Redeemable Preferred Stock. Because we do not anticipate paying cash dividends for the foreseeable future, holders of our common stock will not realize a return on their investment unless the trading price of our common stock appreciates, which we cannot assure.

Our Amended and Restated Bylaws and our Rights Agreement could discourage, delay, prevent, or deter takeover attempts and have an adverse impact on the price of our common stock. Each of our Rights Agreement and the Tax Benefit Preservation Provisions of our Amended and Restated Bylaws contain provisions that were adopted to prevent an “ownership change” within the meaning of Section 382 of the Tax Code and thereby preserve our ability to utilize our U.S. NOLs. Each has the effect of limiting beneficial ownership of our common stock to 4.9% (5.0% in the case of our Rights Agreement) without approval of our Board of Directors. Such provisions may have the effect of discouraging, delaying or preventing a third-party from making an acquisition proposal for us, which may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Our Rights Agreement expires by its terms in October 2017. If a subsequent Rights Agreement is not adopted, we will need to rely on the Tax Benefit Preservation Provisions alone to monitor and limit ownership changes in our stock that could trigger losses of our U.S. NOLs.

The United Kingdom’s possible departure from the European Union could adversely affect us. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (also referred to as “Brexit”). The referendum was advisory, and by the terms of the Treaty on European Union, any withdrawal is subject to a negotiation period that could last up to two years after the government of the United Kingdom formally initiates the withdrawal process. The ultimate effects of Brexit on us are difficult to predict, but because we currently have a plant located within the United Kingdom, in Wales, and we have plants located within Europe, in Norway and Germany, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on us will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 3,300 square feet in Sherman Oaks, California for our principal executive and administrative offices, which lease expires in March 2017, and sub-lease approximately 800 square feet in New York City for our satellite executive and administrative offices, which lease is on a month-to-month basis. We are not renewing the Sherman Oaks lease and expect to move certain corporate functions to Real Alloy’s Beachwood, Ohio headquarters and our subleased corporate office space in New York, New York.

Real Alloy leases approximately 20,000 square feet office space in Beachwood, Ohio, for its principal executive and administrative offices, which lease expires in 2023. Real Alloy’s principal European corporate office is located at its manufacturing facility in Grevenbroich, Germany. Real Alloy operates twenty-seven facilities, most of which operate twenty-four hours a day, seven days a week. We believe Real Alloy’s existing properties are adequate for its operations for at least the next twelve months. Real Alloy’s production and manufacturing facilities are listed below by reportable segment:

Reportable Segment	Location	Title	Lease Expiration
Real Alloy North America
	Steele, Alabama	Owned
	Goodyear, Arizona	Leased	2021(2)
	Post Falls, Idaho	Owned
	Chicago Heights, Illinois	Owned
	Wabash, Indiana (1)	Owned
	Morgantown, Kentucky	Owned
	Coldwater, Michigan (1)	Owned
	Saginaw, Michigan	Owned
	Elyria, Ohio	Owned
	Macedonia, Ohio	Owned
	Rock Creek, Ohio	Owned
	Sapulpa, Oklahoma	Owned
	Lebanon, Pennsylvania	Owned
	Loudon, Tennessee	Owned
	Houston, Texas	Leased	2030
	Bens Run, West Virginia(3)	Owned
	Friendly, West Virginia	Owned
	Mt. Pleasant, Wisconsin	Leased	2021
	Mississauga, Canada	Owned
	Monclova, Mexico	Owned
Real Alloy Europe
	Deizisau, Germany	Owned
	Grevenbroich, Germany	Owned
	Töging, Germany	Owned
	Raudsand, Norway	Owned
	Romsdal, Norway	Owned
	Swansea, Wales	Leased	2030
(1)	Two facilities at this location.
(2)	Automatic five-year extension option.
(3)	Facility idled.

Item 3.	Legal Proceedings

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims arising in the normal course of business, and in connection with the prior businesses and operations of Fremont and its subsidiaries. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see the information set forth under “Legal Proceedings” in Note 22—Commitments and Contingencies in the notes to consolidated financial statements, included in Part IV, Item 15 of this Annual Report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol “RELY” as part of the NASDAQ Global Select Market. Real Industry is also a member of the Russell Global®, Russell 2000® and Russell Microcap® indexes. The following table sets forth prices of the high and low completed trades of the Company’s common stock as reported as on the NASDAQ Stock Market during each quarter in the years ended December 31, 2016 and 2015:

	2016		2015
	High	Low	High	Low
First Quarter	$8.80	$5.30	$8.82	$6.06
Second Quarter	9.63	6.57	13.50	5.90
Third Quarter	9.29	5.86	13.00	8.33
Fourth Quarter	6.70	5.30	10.80	8.00

On March 1, 2017, there were 819 registered stockholders and the last reported trade of our common stock on the NASDAQ Stock Market was $4.80 per share.

Dividends

There were no cash dividends declared on Real Industry’s common stock during the years ended December 31, 2016, 2015 and 2014. The decision to pay dividends is made by the Board and is dependent on the earnings of Real Industry, management’s assessment of future capital needs, and other factors. Neither the Company, nor its predecessor, has paid a dividend since the fourth quarter of 2006. Real Industry does not expect to pay any cash dividends on its common stock in the foreseeable future and anticipates that any earnings generated from future operations will be used to finance its operations and growth.

The terms of the Redeemable Preferred Stock issued in connection with the Real Alloy Acquisition provide for the payment of quarterly dividends. These dividends were 7% for the first eighteen months after the issue date, and increased to 8% in August 2016 for the following twelve months. The dividends will increase to 9% in August 2017. Dividends were payable in-kind for the first two years following issuance, and thereafter in cash. Other than dividends or distributions payable on our common stock in shares of common stock, the Redeemable Preferred Stock will rank superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions.

In addition, we are a holding company that does not operate any business that is separate from our subsidiaries, primarily Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”), Real Alloy’s parent company, and its subsidiaries. We are therefore dependent on Real Alloy Parent, or other subsidiaries we may form or acquire in the future, for any funds from which to pay dividends. These payments may be limited by the terms of the financings associated with the Real Alloy Acquisition, and by financings we may enter into in the future. Among these limitations within the Senior Secured Notes and the Asset-Based Facility are limitations on the amount of dividends Real Alloy and its subsidiaries may pay us.

Performance Graph

The information required by this item is set forth under the caption “Performance Graph” in the Company’s Definitive Proxy Statement to be filed with the SEC for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans (“Equity Plans”) as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants and Stock Rights (a)	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants and Stock Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity Plans approved by security holders	1,361,948	$6.33	1,096,495
Equity Plans not approved by security holders	—	—	—
	1,361,948	$6.33	1,096,495

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s equity securities during the year ended December 31, 2016, which resulted from the cashless exercise of 20,000 Warrants:

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	—	$—	—	—
February 1—February 29	—	—	—	—
March 1—March 31	—	—	—	—
April 1—April 30	12,448	9.06	—	—
May 1—May 31	—	—	—	—
June 1—June 30	—	—	—	—
July 1—July 31	—	—	—	—
August 1—August 31	—	—	—	—
September 1—September 30	—	—	—	—
October 1—October 31	—	—	—	—
November 1—November 30	—	—	—	—
December 1—December 31	—	—	—	—

Tax Benefit Preservation Provision and Rights Agreement

In order to preserve valuable tax attributes following emergence from Bankruptcy Proceedings in June 2010, restrictions were included in our Amended and Restated Bylaws on transfers of Real Industry common stock. Unless approved by the Board, any attempted transfer of Real Industry common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) i) any person or group of persons shall become a 4.9-percent holder of Real Industry common stock or ii) the ownership interests of any “five percent holder” (as defined in Section 1.382-2T(g) of the Tax Code) shall be increased or decreased. Persons wishing to become a 4.9-percent holder (or existing five percent holders wishing to increase or decrease their percentage ownership) must request a waiver of the restriction from Real Industry, and the Board may grant a waiver in its sole discretion. The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of U.S. NOLs available for use in a particular year.

Attempts to acquire control of the Company may be discouraged, delayed or prevented by the Rights Agreement, which was adopted to protect the value of our U.S. NOLs and continues to remain in effect as its assumption was approved by our stockholders as part of the Reincorporation. Pursuant to the Rights Agreement, ten whole rights will attach to each share of common stock outstanding. Each right entitles the registered holder to purchase from Real Industry a unit consisting of one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of Real Industry at a purchase price of $12.00 per unit, subject to adjustment. The rights do not become exercisable until the earlier to occur of: (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 5% or more of outstanding Real Industry common stock (any such person or group is referred to as an acquiring person), or (ii) 10 business days (or a later date as determined by the Board) following the commencement of a tender offer or exchange offer that would result in a person or entity becoming an acquiring person. The Rights Agreement is designed to prevent an “ownership change” within the meaning of Section 382 of the Tax Code and thereby preserve our ability to utilize our U.S. NOLs.

Item 6.	Selected Financial Data

(Dollars in millions, except share and per share	As of or for the Year Ended December 31,
amounts, metric tonnes in thousands)	2016	2015	2014	2013	2012
Statement of Operations Data:
Operating revenues	$1,249.7	$1,145.6	$2.1	$5.3	$4.6
Operating profit (loss)	$(64.7)	$10.2	$(8.4)	$(7.7)	$(12.0)
Loss from continuing operations	$(103.2)	$(31.7)	$(0.1)	$(14.2)	$(7.4)
Earnings (loss) from discontinued operations, net of income taxes	$0.6	$24.9	$5.5	$4.2	$(0.1)
Net earnings (loss) attributable to Real Industry, Inc.	$(102.9)	$(6.9)	$5.5	$(10.0)	$(7.5)
Dividends on Redeemable Preferred Stock, in-kind	(2.0)	(1.5)	—	—	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(1.0)	(0.8)	—	—	—
Net earnings (loss) available to common stockholders	$(105.9)	$(9.2)	$5.5	$(10.0)	$(7.5)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(3.68)	$(0.35)	$—	$(1.11)	$(0.59)
Earnings (loss) from discontinued operations	—	—	0.41	0.32	—
Basic and diluted earnings (loss) per share	$(3.68)	$(0.35)	$0.41	$(0.79)	$(0.59)
Weighted average shares outstanding	28,719,098	26,657,832	13,403,083	12,836,071	12,572,843
Cash dividends per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$27.2	$35.7	$61.9	$47.8	$49.8
Total assets	$645.5	$700.9	$121.7	$90.1	$125.7
Total stockholders' equity	$34.5	$142.4	$85.6	$49.9	$58.2
Long-term obligations (including current portion):
Long-term debt	$356.5	$314.4	$—	$—	$37.8
Redeemable Preferred Stock	24.9	21.9	—	—	—
Total long-term obligations	$381.4	$336.3	$—	$—	$37.8
Other Financial Data:
Net cash provided by (used in):
Operating activities	$9.3	$93.2	$(14.0)	$22.8	$3.5
Investing activities	(54.5)	(473.3)	2.9	8.7	7.6
Financing activities	35.0	358.0	26.0	(34.5)	(8.2)
Foreign currency impact	(0.4)	(0.3)	—	—	—
Total increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(10.6)	$(22.4)	$14.9	$(3.0)	$2.9
Expense (income) from change in fair value of common stock warrant liability	$(2.4)	$1.5	$(3.7)	$6.9	$0.9
Depreciation and amortization	$48.6	$32.5	$0.1	$—	$—
Goodwill impairment	$61.8	$—	$—	$—	$—
Capital expenditures	$30.8	$26.0	$0.1	$—	$—
U.S. net operating loss tax carryforwards	$916.0	$871.8	$895.0	$890.5	$886.9
Operating Information:
Volume of aluminum invoiced:
Tolling arrangements	591.7	551.5	N/A	N/A	N/A
Buy/sell arrangements	564.7	455.5	N/A	N/A	N/A
Total volume invoiced	1,156.4	1,007.0	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 contains certain non-GAAP financial information. See “Non-GAAP Financial Measures” below for important information regarding the non-GAAP financial information included in this Item 7.

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

Overview

Real Industry, formerly known as Signature Group Holding, Inc., is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable U.S. NOLs and the experience and focus of our executive management team to acquire operating businesses at prices and on terms that are aligned with our growth plans.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of NABCO, previously the primary business within our former Industrial Supply segment. On February 27, 2015, we acquired the Real Alloy Business, and a portion of the proceeds of the sale of NABCO were used to fund the Real Alloy Acquisition.

Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy processes aluminum scrap and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-seven facilities strategically located throughout North America and Europe.

On November 1, 2016, Real Alloy completed its first acquisition as a subsidiary of Real Industry, with the purchase of select assets of Beck Alloys, a privately-held operator of three secondary aluminum recycling facilities in the U.S. for $23.6 million. With the Beck Acquisition, Real Alloy obtained a noncontrolling interest in an affiliated enterprise, Beck Trading, which adds primary aluminum as another service/product offering for Real Alloy customers.

Our business strategy is to create a consistently profitable enterprise by allocating capital to improve the value of our existing businesses and to execute accretive acquisitions with a disciplined approach to value and structure. We seek to take meaningful ownership positions in operating companies that leverage the strengths of our platform, including our status as a public company with permanent capital enabling a long term holding philosophy, our sizable tax assets, and the experience of our executive management team. In considering acquisition opportunities, we seek businesses with sustainable competitive advantages and defensible market positions, led by management teams that have shown success through business cycles, and have financial profiles where our tax assets can be used to increase free cash flow. We regularly consider acquisitions in what we view as undervalued industries, as well as businesses with values we believe to be misunderstood by the marketplace. In all cases we seek opportunities that will be accretive to our earnings per share.

Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

The Company’s consolidated financial statements included in this Annual Report and MD&A present the Company’s financial condition and results of operations by i) reportable segment (RANA and RAEU), ii) Corporate and Other, and iii) discontinued operations. As a result of the Real Alloy Acquisition in 2015, we are only reporting the results of our reportable segments for the period from February 27, 2015 to December 31, 2015, or approximately ten months, under the reference points described as “for the year ended December 31, 2015.”

Our Segments—RANA and RAEU

Real Alloy North America (RANA)

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. We estimate that approximately 55% and 54% of RANA’s invoiced sales volume was used in automotive applications in the years ended December 31, 2016 and 2015, respectively. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts, for a fee, customer-owned aluminum scrap and dross and returns the recycled metal in ingot or molten form to these same customers. The remainder of RANA’s volume is sold under buy/sell arrangements with our customers whereby aluminum scrap is purchased from third-parties and we convert that material to our customers’ specifications and deliver it in ingot or molten form. Buy/sell arrangements have a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of the third-party aluminum scrap purchases is included in both revenues and cost of sales.

Real Alloy Europe (RAEU)

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver recycled metal in ingot or molten form to customers from six facilities located in Germany, Norway and Wales, along with a small magnesium recycling operation. RAEU supplies the European automobile industry, which we estimate represented approximately 67% and 72%, respectively, of this segment’s invoiced sales volume in the years ended December 31, 2016 and 2015, and other aluminum producers and manufacturers serving other European aluminum industries. Also similar to RANA, RAEU services its customer via tolling and buy/sell arrangements.

Corporate and Other

Operating costs in Corporate and Other relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintenance of our public company status. We do not include such costs within our measure of segment earnings and they are, therefore, excluded from segment results of operations. Corporate and Other also includes the results of operating entities that do not meet the threshold of a reportable segment.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of our subsidiary SGGH that have been sold, or have been discontinued, including NABCO and certain of Fremont’s former operations where SGGH is still engaged in various legal proceedings. During the first quarter of 2015, NABCO was sold for a pretax gain of $39.7 million and its results of operations have been reclassified to discontinued operations for all periods presented as a result of the strategic shift in our reported operations. See “Legal Proceedings” in Note 22—Commitments and Contingencies in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for more information about the material legal proceedings in which SGGH is involved, which are all related to Fremont’s former operations.

Critical Measures of Our Financial Performance

The financial performance of our operating segments, and in particular our CODM’s measure of profitability, Segment Adjusted EBITDA, is the result of several factors, the most critical of which includes:

*	Volumes invoiced;
*	Tolling and buy/sell percentages; and
*	Scrap spreads.

The buy/sell portion of Real Alloy’s business has a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, which only includes processing fees and conversion costs. Accordingly, two of the most important drivers of financial performance for Real Alloy are the volume of metal processed and invoiced, and the mix of that volume between tolling and buy/sell arrangements. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated gross profit. Increased processing under tolling arrangements results in lower revenues and generally higher gross profit margins compared to buy/sell arrangements. Tolling arrangements also reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling agreements are beneficial in these ways, the percentage of Real Alloy’s capacity under these arrangements is limited by the amount of metal their customers own and the extent to which they are willing to enter into such arrangements.

Margins are impacted by scrap spreads, as well as the fees charged to customers to process their metal, and conversion costs. Scrap spreads represent the difference between the cost of purchased aluminum scrap and the price of secondary metal produced and sold. An increase in scrap prices does not have a negative impact on margins, provided that secondary alloy prices have increased at a similar rate. Compared to aluminum rolling companies, Real Alloy does not recognize the concept of metal lag, as scrap is generally procured to satisfy customer requirements only one month in advance of production and delivery. Real Alloy strives to maximize its scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery rates. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While aluminum scrap and secondary aluminum alloy prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and can cause unpredictable movements in metal spreads of aluminum scrap versus primary aluminum. This phenomenon began to occur in North America beginning in the second quarter of 2016 and has continued into the first quarter of 2017. Additionally, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum, which are the two largest components of conversion costs.

The following table reflects historical average prices for several of the metal indices that we reference in our public comments and can impact the Real Alloy business. As used in the following table, LME is the cash official settlement price of primary aluminum on the London Metal Exchange. The Midwest Premium (“MWP”) is the cost of freight and handling to ship aluminum from LME warehouses to the mid-western U.S., though the price can fluctuate based upon supply and demand dynamics. The duty paid Rotterdam premium is a European equivalent to the MWP. MW380, or Platts Metals Week 380, is common aluminum alloy used primarily in casting automotive parts in the U.S. MB226, or Metal Bulletin 226, is common aluminum alloy used primarily in casting automotive parts in Europe. Finally, the Average Scrap Price is the arithmetic average of the Platts price for three scrap types (twitch, cast and turnings) that are representative of RANA’s scrap input mix. Note that scrap prices are only meant to serve as a directional indication of scrap prices and does not represent RANA’s actual scrap mix or margins. LME + MWP and LME + duty paid Rotterdam premium prices are generally correlated to the selling prices for products that are sold to rolling mills, extruders and other aluminum processors, as well as high-purity alloys sold to automotive end-markets. MW380 and MB226 prices are generally correlated to the selling prices to automotive casting end-markets.

	4Q 2015	FY 2015	1Q 2016	2Q 2016	3Q 2016	4Q 2016	FY 2016	YOY Change
RANA Market Prices
(Dollar per Metric Tonne)
LME	$1,495	$1,663	$1,515	$1,571	$1,620	$1,710	$1,604	(4)%
LME + MWP	1,675	1,946	1,707	1,744	1,762	1,878	1,773	(9)%
MW380	1,862	2,042	1,892	1,874	1,837	1,812	1,854	(9)%
Average Scrap Price*	1,223	1,379	1,289	1,341	1,309	1,284	1,306	(5)%

RAEU Market Prices
(Euro per Metric Tonne)
LME	€1,365	€1,499	€1,374	€1,391	€1,452	€1,587	€1,451	(3)%
LME + duty paid Rotterdam premium	1,511	1,713	1,510	1,506	1,558	1,706	1,570	(8)%
MB226	1,661	1,885	1,617	1,637	1,628	1,591	1,618	(14)%
*Average of Platts Twitch, Cast and Turnings Prices

In addition to focusing on tolling relationships and carefully managing the size of our commercial inventory position related to our buy/sell business, Real Alloy utilizes various derivative financial instruments designed to reduce the impact of changing aluminum prices on these net physical purchases and sales, particularly in our European operations. A portion of the purchasing in our buy/sell business is executed on a negotiated or spot basis, which often does not correlate with a particular metal or aluminum index and, therefore, is not hedged. Real Alloy’s risk management practices reduce, but do not eliminate, exposure to changing aluminum prices. While these practices limit exposure to unfavorable aluminum price changes, they also limit Real Alloy’s ability to benefit from favorable price changes. Further, counterparties may require cash collateral to be posted by Real Alloy if the fair value of derivative liabilities exceeds the amount of credit granted by each counterparty, thereby reducing liquidity. As of December 31, 2016, no cash collateral was posted with counterparties.

The measure of profitability for our operating segments is Segment Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, and excludes items of a nonoperational nature that may include unrealized and certain realized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, management fees, and certain other gains and losses. Segment Adjusted EBITDA is evaluated by management in both gross dollars and on a per tonne basis. Although the business operations of our two operating segments are largely similar, the competitive dynamics in the different geographies also play a role in relative performance, in addition to the volume, customer mix, and scrap spread performance described above. See “Non-GAAP Financial Measures” below for a further discussion of our use of non-GAAP financial measures.

Critical Accounting Policies and Estimates

Our accounting and reporting policies provide for our financial statements to be prepared and presented in accordance with GAAP and are fundamental to understanding our consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions, and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern the following areas and are described below:

i.	Consolidation of variable interest entities;
ii.	Business combinations;
iii.	Revenue recognition;
iv.	Inventories;
v.	Market risk management using derivative financial instruments;
vi.	Currency translation;
vii.	Impairment of long-lived assets;
viii.	Environmental and asset retirement obligations;
ix.	Pension benefits;
x.	Deferred tax asset valuation; and
xi.	Goodwill and intangible assets.

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

Consolidation of variable interest entities

GAAP requires the consolidation of variable interest entities (“VIEs”) in which an enterprise has a controlling financial interest. A VIE is an entity that does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE and, if so, whether we are primary beneficiary may require us to exercise significant judgment.

Variable interests may be in the form of (1) equity ownership, (2) contracts to purchase assets, (3) management services and development agreements, (4) loans provided by us to a VIE or other partner, and/or (5) guarantees provided by members to banks and other third-parties. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.

Business combinations

The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, and other relevant information. Such information typically includes valuations obtained from independent appraisal experts, which management reviews and considers in its estimates of fair values. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management, particularly with respect to the value of identifiable intangible assets. This judgment could result in either a higher or lower value assigned to amortizable, depletive or depreciable assets. The impact could result in either higher or lower amortization, depletion and/or depreciation expense. Similarly, certain assumed liabilities, such as environmental and asset retirement obligations, as well as pension obligations, involve significant management judgment that if incorrectly estimated, may result in the underestimate of these liabilities.

Revenue recognition

Revenues are recognized when title transfers and risk of loss passes to the customer, in accordance with SEC Staff Accounting Bulletin 104. This typically occurs when the goods reach their destination. For customer-owned toll material, revenue is recognized upon the performance of the tolling service for the customers. For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs and advertising costs, which are expensed as incurred, are included within cost of sales and selling general and administrative (“SG&A”) expenses, respectively, in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily on the average cost identification method and includes material, labor and overhead related to the manufacturing process. We review our inventory values on a quarterly basis to ensure that their carrying values can be realized. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. As the ultimate realizable value of most inventory is based upon the price of aluminum, future changes in those prices may lead to the determination that the cost of some, or all, of our inventory will not be realized, which would lead to recording the appropriate adjustment to inventory values.

Market risk management using derivative financial instruments

Real Alloy is engaged in activities that expose it to various market risks, including changes in the prices of aluminum alloys, aluminum scrap, copper, silicon, and natural gas, as well as changes in currency exchange rates. Certain of these financial exposures are managed as an integral part of Real Alloy’s risk management program, which seeks to reduce the potentially adverse effects that market volatility may have on operating results. We attempt to manage these risks with the use of derivative financial instruments and pass-through pricing in our customer contracts. While derivative financial instruments reduce those risks, they do not eliminate them. The counterparties to the derivative financial instruments and futures contracts expose us to losses in the event of nonperformance. All credit parties are evaluated for creditworthiness and risk assessment prior to initiating trading activities and the fair values of our derivative financial instruments include an estimate of the risk associated with nonperformance by either ourselves or our counterparties.

Real Alloy may enter into forward contracts or swaps to manage its exposure to market risk. The fair value of these instruments is reflected in the consolidated balance sheets and the impact of these instruments is reflected in the consolidated statements of operations. Real Alloy does not hold or issue derivative financial instruments for trading purposes and we do not account for derivative financial instruments as hedges. Fair values for its metal and natural gas derivative instruments, if any, are determined based on the differences between contractual and forward rates of identical hedge positions as of the balance sheet date. See Note 17—Derivative and Other Financial Instruments and Fair Value Measurements in the notes to consolidated financial statements included Part IV, Item 15 of this Annual Report for additional information about our derivative instruments.

Currency translation

Certain of Real Alloy’s international subsidiaries use the local currency as their functional currency. Real Alloy translates all of the amounts included in the consolidated statements of operations from its international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of the assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of the Company’s stockholders’ equity. Currency translation adjustments accumulate in the Company’s stockholders’ equity until the disposition or liquidation of the international entities. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other, net in the consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than the functional currencies resulted in transactional gains of $0.3 million for the year ended December 31, 2015 and had no impact in the year ended December 31, 2016, and there were no assets or liabilities denominated in foreign currencies in the year ended December 31, 2014.

Additionally, Real Alloy maintains intercompany loans between its U.S. and foreign jurisdiction entities, which were established in the subsidiaries’ functional currency. Due to the long-term nature of certain of these loans, the effects of exchange rates are recorded as a component of accumulated other comprehensive loss. The effects of exchange rates on other intercompany loans held by Real Alloy’s international subsidiaries that are not long-term in nature are recognized in current period earnings. Managing liquidity requires the consideration of many alternatives, including the characterization of the nature of intercompany loans as long-term in nature or otherwise. In 2015, management reassessed the character of certain intercompany loans and, as a result of the loans no longer being long-term in nature, the Company recorded $2.4 million of foreign exchange losses and $1.3 million of foreign exchange losses on intercompany loans during the years ended December 31, 2016 and 2015, respectively.

Impairment of Long-Lived Assets

We review the carrying value of property, plant and equipment that is held and used when events or circumstances indicate that their carrying value may not be recoverable. Factors we consider that could trigger testing an asset, or asset group, for impairment include current period operating or cash flow losses, combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business, or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life.

We consider these factors quarterly and may test more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset, or asset group, to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent on cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, management will determine, for the asset group for which cash flows can be identified and projected, if an impairment has occurred. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires management to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates, which require significant judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and our ability to accurately assess whether an asset is impaired.

Environmental and asset retirement obligations

Environmental obligations that are not legal or contractual asset retirement obligations and that relate to existing conditions caused by past operations with no benefit to future operations are expensed, while expenditures that extend the life, increase the capacity, or improve the safety of an asset or that mitigate or prevent future environmental contamination are capitalized in property, plant and equipment. Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Based on the results of this process, we provide reserves for environmental liabilities when and if environmental assessment and/or remediation cost are probable and can be reasonably estimated in accordance with GAAP. While our accruals are based on management’s current best estimate of the future costs of remedial action, these liabilities can change substantially due to factors such as the nature and extent of contamination, changes in the required remedial actions and technological advancements. Our existing environmental liabilities are not discounted to their present values as the amount and timing of the expenditures are not fixed or reliably determinable.

Asset retirement obligations represent obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to the requirement to cap our three landfills, as well as costs related to the future removal of asbestos and costs to remove underground storage tanks in our plants. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and capitalized as part of the carrying amount of the associated long-lived asset. These fair values are based upon the present value of the future cash flows expected to be incurred to satisfy the obligation. Determining the fair value of asset retirement obligations requires judgment, including estimates of the discount rate and estimates of future cash expenditures. Estimates of future cash expenditures are obtained primarily from independent engineering consulting firms. The present value of the obligations is accreted over time, while the capitalized cost is depreciated over the remaining useful life of the related asset. Changes in the timing or amount of future cash expenditures or the discount rate would impact the estimated fair value of the obligations.

Pension benefits

Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions that include an assumed discount rate, an expected rate of return on plan assets, pension increase and turnover. These assumptions require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets, pension increases and turnover are based upon historical returns, increases and turnover, and future expectations for these assumptions. See Note 14—Employee Benefit Plans in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for more information about the assumptions used to determine the pension benefit obligation as of December 31, 2016.

As of December 31, 2016, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $4.3 million in accrued pension benefits, and a $4.3 million increase in the actuarial loss for the period. A decrease in the discount rate of 0.5% as of December 31, 2016, assuming inflation remains unchanged, would result in an increase of $4.9 million in accrued pension benefits, and a $4.9 million decrease in the actuarial loss for the period.

The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.

Deferred tax asset valuation

Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and NOLs. As of December 31, 2016 and 2015, we had deferred tax assets of $419.5 million and $388.2 million, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, and future reversals of existing taxable temporary differences. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements, and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

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

Goodwill and intangible assets

As a result of acquisitions, we have goodwill and other intangible assets. In business combinations, goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Accounting for acquired goodwill in accordance with GAAP requires significant judgment with respect to the valuation of acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in business combinations. Goodwill is not amortized, rather, it is evaluated for impairment on an annual basis, or more frequently when a triggering event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such impairment evaluations compare the reporting unit’s estimated fair value to its carrying value.

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, discount rates and a terminal multiple. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by its fair value. There are widely accepted valuation methodologies, such as the market approach (earnings multiples and/or transaction multiples) and income approach (discounted cash flow approaches or “DCF”), and guideline public company approach (“GPC”) that are used to estimate the fair value of reporting units. We utilize both the DCF and GPC methodologies and consider a number of factors, including actual operating results, future business plans, economic projections, and market data. Because of the significant judgment used in determining the estimated fair value of our reporting units and the material balances of our goodwill and intangible assets, we have identified estimating the fair value of our reporting units as a critical accounting estimate.

Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units, which are defined as operating segments or, in certain situations, one level below the operating segment. The impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculations. The first step of the process consists of estimating the fair value of each reporting unit based on DCF models and GPC information, using revenue and profit forecasts, and comparing those estimated fair values with the carrying values, which include allocated goodwill. These projections include assumptions about volumes, customer mix, metal prices, margins and other operating costs. Other key assumptions included in the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on our current cost of capital, adjusted for the risks associated with our operations.

In step one, we compare the fair value of each reporting unit to its current carrying amount, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the determined fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill, which is compared to the corresponding carrying value. In estimating the fair value of the reporting units in step one of the goodwill impairment analyses, fair values can be sensitive to changes in projected cash flows and other assumptions. In some instances, minor changes in the assumptions could impact whether the fair value of a reporting unit is greater than its carrying amount. Furthermore, a prolonged decrease or increase in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying amount. Also, to the extent step two of the goodwill analyses is required, changes in the estimated fair values of individual assets and liabilities may impact other estimates of fair value for assets or liabilities and result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any.

In conducting our goodwill impairment test for 2016, we utilized a combination of DCF and GPC approaches to estimate the fair value of our reporting units required to be tested for impairment. Each of the DCF and GPC approaches are weighted 50%. These nonrecurring fair value measurements are primarily determined using unobservable inputs and, accordingly, are categorized within Level 3 of the fair value hierarchy. The DCF and GPC analyses are based on our projected financial information, which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the estimation of the fair value of our reporting units.

Under the DCF approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on management’s estimate of revenue growth rates and operating margins and take into consideration industry and market conditions, as well as company specific economic factors. The DCF calculations also include a terminal value calculation that is based on an expected long-term growth rate for the applicable reporting unit. The discount rate is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Other significant assumptions include future capital expenditures and changes in working capital requirements.

Under the GPC approach, we identify a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, and size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected revenues and EBITDA.

For the 2016 impairment test, the weighted average cost of capital ranged from 10.0% to 10.5%, and the residual growth rate was 3.0%, which was determined based on estimated future gross domestic product. The calculated range of multiples for the comparable companies used was applied to projected EBITDA and revenues to determine a range of fair values as of October 1, 2016.

Based on the results of step one of the 2016 goodwill impairment test, we determined that the estimated fair value of RAEU, including goodwill, exceeded its carrying value. Accordingly, goodwill was not considered impaired and the second step of the goodwill impairment test was not required. However, we determined that the estimated fair value of RANA, including goodwill, was lower than its carrying value and, accordingly, goodwill was considered impaired. Step two of the goodwill impairment test resulted in no impairment of other long-lived assets and a $61.8 million goodwill impairment charge. There was no goodwill impairment as of December 31, 2015.

The following table provides information on the estimated fair value of goodwill and sensitivities to changes in certain key assumptions in the 2016 step one impairment test for RAEU:

(In millions)
Excess (deficient) step one impairment test fair value	$17.5
Sensitivity to changes in certain key assumptions - decrease in estimated fair value:
50 basis point increase in discount rate(1)	$(8.0)
50 basis point decrease in residual growth rate(1)	$(5.0)
(1)	Assuming all other variables remain unchanged.

Intangible assets with definite useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an intangible asset may not be fully recoverable. Experts are utilized to assist management in estimating the fair value of identifiable intangible assets as of the acquisition date. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of the intangible asset, is recognized if the sum of the estimated undiscounted cash flows relating to the intangible asset is less than the corresponding carrying value. We recognized a $0.1 million intangible asset full impairment charge related to the product formulations at Cosmedicine in the year ended December 31, 2016, while there was no impairment recognized on identifiable intangible assets in the years ended December 31, 2015 and 2014. As of December 31, 2016 and 2015, identifiable intangible assets were $12.5 million and $15.1 million, respectively.

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

Segment Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. While we disclose Segment Adjusted EBITDA as the primary performance metric of our segments in accordance with GAAP, it is not a financial measurement calculated in accordance with GAAP, and when analyzing our operating performance, investors should use Segment Adjusted EBITDA in addition to, and not as an alternative for, net earnings (loss), operating profit (loss) or any other performance measure derived in accordance with GAAP. Segment Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP.

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under our log-term debt;
•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us;
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other; and
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

In addition, in evaluating Segment Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the reconciliation provided below under “Segments’ Results of Operations—Comparison of the Years Ended December 31, 2016 and December 31, 2015”. Our presentation of Segment Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

RESULTS OF OPERATIONS

The following table presents selected components of our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Revenues	$1,249.7	$1,145.6	$2.1
Cost of sales	1,183.0	1,070.7	—
Gross profit	66.7	74.9	2.1
Selling, general and administrative expenses	61.0	56.0	10.0
Losses on derivative financial instruments, net	0.2	4.2	—
Amortization of identifiable intangible assets	2.4	2.0	0.1
Goodwill impairment	61.8	—	—
Other operating expense, net	6.0	2.5	0.4
Operating profit (loss)	(64.7)	10.2	(8.4)
Nonoperating expense, net	39.1	51.0	0.1
Loss from continuing operations before income taxes	(103.8)	(40.8)	(8.5)
Income tax benefit	(0.6)	(9.1)	(8.4)
Loss from continuing operations	(103.2)	(31.7)	(0.1)
Earnings from discontinued operations, net of income taxes	0.6	24.9	5.5
Net earnings (loss)	(102.6)	(6.8)	5.4
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	(0.1)
Net earnings (loss) attributable to Real Industry, Inc.	$(102.9)	$(6.9)	$5.5
EARNINGS (LOSS) PER SHARE
Net earnings (loss) attributable to Real Industry, Inc.	$(102.9)	$(6.9)	$5.5
Dividends on Redeemable Preferred Stock, in-kind	(2.0)	(1.5)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(1.0)	(0.8)	—
Net earnings (loss) available to common stockholders	$(105.9)	$(9.2)	$5.5
Basic and diluted earnings (loss) per share:
Continuing operations	$(3.68)	$(0.35)	$—
Discontinued operations	—	—	0.41
Basic and diluted earnings (loss) per share	$(3.68)	$(0.35)	$0.41

Consolidated Results of Operations—Comparison of the Years Ended December 31, 2016, 2015 and 2014

We reported net losses attributable to Real Industry of $102.9 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively, and net earnings of $5.5 million for the year ended December 31, 2014. Net loss available to common stockholders was $105.9 million and $9.2 million for the years ended December 31, 2016 and 2015, respectively, and net earnings of $5.5 million for the year ended December 31, 2014. Basic and diluted loss per share for the years ended December 31, 2016 and 2015 was $3.68 and $0.35, respectively, and basic and diluted earnings per share for the year ended December 31, 2014 was $0.41. The significant increase in net loss from 2015 to 2016 was largely the result of a $61.8 million goodwill impairment charge in our RANA segment.

In 2016, Real Alloy experienced a decline in financial performance driven primarily by lower volumes and tighter scrap spreads in its RANA segment, while its RAEU segment delivered consistent performance from a Segment Adjusted EBITDA perspective on a comparable twelve month basis.

Over the first two quarters of the year, volumes in both segments were in line with management’s expectations, which included a 1.6% reduction globally. In RANA, the decline was due primarily to wrought alloy tolling customers electing to purchase prime aluminum rather than using as much secondary alloys compared to the prior fiscal year. This led to a reduction in our tolling volume in North America, though it was partially offset by increased buy/sell volumes due to commercial sales efforts. Similar to RANA, the year over year volume reduction in RAEU was primarily due to the substitution of primary aluminum for secondary aluminum and operational downtime from customers taking longer holiday shutdowns. These changes also drove the 3% change in tolling versus buy/sell mix. Scrap margins in the first two quarters of 2016 remained generally consistent with average margins realized in 2015 in RANA and RAEU.

Post-consumer recycled aluminum scrap flow in North America began to tighten in the second quarter, driven primarily by continuing weakness in the steel industry and significantly lower commodity prices, which put downward pressure on the price of steel scrap, a significant driver of post-consumer non-ferrous scrap flow. As a result, demand increased for industrial aluminum scrap, which was more plentiful, however it drove higher prices for these scrap inputs. Simultaneously, the strong U.S. dollar invited secondary aluminum alloy from international markets, particularly from southern Europe, into the domestic market, which effectively put a price ceiling on secondary alloy prices. This situation caused RANA to experience a tightening of scrap spreads beginning late in the second quarter, continuing through the remainder of the year, and into the first quarter of 2017. In addition, during the second half of the year, RANA saw volumes continue to remain below the prior year as it was unable to completely replace the lost tolling volumes described above with other tolling arrangements or additional buy/sell business. Although further productivity gains were achieved, SG&A expenses were reduced, and a series of plant level cost reductions were implemented to offset the difficult operating environment, the lower volumes and tighter scrap spreads resulted in RANA’s lowest Segment Adjusted EBITDA over a six month period (quarters three and four) since 2009. In contrast, RAEU, which sells more prime-based alloys than RANA, experienced quite different market dynamics during the second half of the year and even though volumes were lower driven by its customers taking a longer holiday season compared to 2015, the segment delivered its highest Segment Adjusted EBITDA performance in 5 years. RAEU benefitted from a favorable product mix and consistent flow of scrap at stable margins.

On November 1, 2016, Real Alloy completed its first acquisition as a subsidiary of Real Industry, with the purchase of select assets of Beck Alloys, a privately-held operator of three secondary aluminum recycling facilities in the U.S. for $23.6 million. The results of operations from the three acquired Beck Alloys plants are reported in the RANA segment. As a result of purchase accounting adjustments, integration costs, and efforts to right-size the cost structure, the transaction was dilutive to RANA’s Segment Adjusted EBITDA in the fourth quarter, however, management believes the acquisition will be value-enhancing and accretive in 2017.

As a result of RANA’s margin performance in the second half of 2016, and the year over year reduction in volume, the Company took a $61.8 million goodwill impairment charge in 2016 in its RANA segment.

Segments’ Results of Operations—Comparison of the Years Ended December 31, 2016 and December 31, 2015

As a result of the transformative transactions completed in the first quarter of 2015 our current segments did not exist in 2014, so we are not reporting comparable results of operations from 2015 to 2014. Additionally, the 2015 results of operations of Real Alloy are included from the acquisition date, February 27, 2015, through December 31, 2015, as a result, references to Real Alloy performance for the “year ended December 31, 2015” should be considered ten months rather than twelve months. The following tables present the results of operations of our reportable segments for the years ended December 31, 2016 and 2015. A reconciliation of Segment Adjusted EBITDA to net loss is provided below. See “Non-GAAP Financial Measures” above for more information about Segment Adjusted EBITDA.

	Year Ended December 31, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	392.7	199.0		591.7
Buy/sell arrangements	392.8	171.9		564.7
Total metric tonnes invoiced	785.5	370.9		1,156.4
Revenues	$821.0	$428.6	$0.1	$1,249.7
Cost of sales	777.0	405.8	0.2	1,183.0
Gross profit	$44.0	$22.8	$(0.1)	$66.7

Selling, general and administrative expenses	$28.8	$16.7	$15.5	$61.0
Depreciation and amortization	$32.2	$16.3	$0.1	$48.6
Capital expenditures	$17.8	$13.0	$—	$30.8
Segment Adjusted EBITDA	$44.0	$23.9		$67.9
Segment Adjusted EBITDA per metric tonne invoiced	$56	$64		$59

	Year Ended December 31, 2015*
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	375.4	176.1		551.5
Buy/sell arrangements	299.9	155.6		455.5
Total metric tonnes invoiced	675.3	331.7		1,007.0
Revenues	$711.4	$434.2	$—	$1,145.6
Cost of sales	663.6	407.1	—	1,070.7
Gross profit	$47.8	$27.1	$—	$74.9

Selling, general and administrative expenses	$27.3	$14.8	$13.9	$56.0
Depreciation and amortization	$26.1	$6.4	$—	$32.5
Capital expenditures	$19.4	$6.6	$—	$26.0
Segment Adjusted EBITDA	$49.0	$21.3		$70.3
Segment Adjusted EBITDA per metric tonne invoiced	$73	$64		$70
*	Represents ten months of operations for RANA and RAEU from the February 27, 2015 acquisition date to December 31, 2015.

Comparison of Segment Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

Real Alloy North America (RANA)

For the years ended December 31, 2016 and 2015, RANA generated $44.0 million and $49.0 million of Segment Adjusted EBITDA, respectively, on $821.0 million and $711.4 million of segment revenues, respectively. During 2016, buy/sell and tolling arrangements with its customers each represented 50% of total invoiced volume, compared to buy/sell arrangements of 44% and tolling arrangements of 56% in 2015. Tolling versus buy/sell mix is driven by the amount of metal our customers own and their desire to toll with independent aluminum recyclers. The four percentage point decline in tolling arrangements from 2015 to 2016 was primarily caused by customers that chose to utilize more primary aluminum as an alternative to secondary alloys in light of favorable price dynamics at the end of 2015.

Total reported volumes increased 110.2 kt in 2016 compared to the amount reported in 2015 for ten months, however, 2016 volumes actually fell over the comparable twelve month period in 2015. Of RANA’s total volume of 785.5 kt, 5.0 kt or 0.6% was contributed by two months of performance related to operations associated with the Beck Acquisition. The year over year reduction in volume was primarily caused by the previously mentioned reduction in tolling volumes from customers that took advantage of a unique aluminum price environment at the end of 2015 and into 2016, where the costs to convert primary aluminum into alloys was less expensive than secondary alloys prices.

Gross profit for RANA was $44.0 million for the year ended December 31, 2016, representing a margin of 5.4% of segment revenues, compared to gross profit of $47.8 million for the year ended December 31, 2015, representing a margin of 6.7% of segment revenues. Cost of sales consists primarily of metal costs and conversion costs. During the years ended December 31, 2016 and 2015, RANA’s cost of sales included $0.2 million and $4.5 million of noncash expenses associated with the amortization of the fair value adjustment of acquired inventories and prepaid supplies in purchase accounting, respectively.

RANA’s Segment Adjusted EBITDA per tonne decreased from $73 to $56, as cost of sales per tonne increased from $983 to $989, while revenues per tonne decreased slightly from $1,053 to $1,045. The increased cost per tonne was primarily driven by reduced scrap availability, particularly post-consumer material, the flow of which is heavily correlated with the recycling conditions of ferrous scrap, which was weaker than 2015 due to continued challenges in the steel sector, and the corresponding stronger demand and higher prices for industrial scrap. The lower revenue per tonne was primarily caused by pricing pressure from increased imports of aluminum ingot, due to the strengthening of the U.S. dollar. Together, the dynamic of higher material costs and lower sales prices resulted in reduced gross profit per tonne of approximately $15 in 2016, compared to 2015. During the year ended December 31, 2015, gross profit was positively impacted by lower maintenance costs as a result of Real Alloy purchase accounting adjustments to prepaid maintenance, offset by amortization of the fair value adjustment of acquired inventories and prepaid supplies in purchase accounting related to the Real Alloy Acquisition.

SG&A expenses were $28.8 million and $27.3 million for the years ended December 31, 2016 and 2015, respectively. The $1.5 million increase is primarily due to two additional months of activity in 2016, compared to 2015, offset by lower expenses related to the TSA that was terminated in April 2016. The lower TSA expense was partially offset by higher personnel costs associated with building out Real Alloy as a stand-alone entity. Approximately 3% of the SG&A expenses RANA incurred in 2016 relate to transition services expenses for support received from Aleris for information technology services, treasury services, accounts payable, cash management and credit/collection services, compared to 20% in 2015. SG&A expenses are primarily comprised of compensation, professional fees, and IT expenses totaling $16.1 million, $7.4 million, and $1.4 million, respectively, in 2016 and $12.2 million, $5.7 million, and $0.9 million, respectively, in fiscal 2015. Additionally, SG&A expenses in 2015 included $5.6 million incurred under the Aleris TSA.

RANA recognized $0.6 million of gains on derivative financial instruments in the year ended December 31, 2016, including $0.6 million of realized losses and $1.2 million of unrealized gains, compared to $1.1 million of losses on derivative financial instruments in the year ended December 31, 2015, including $0.4 realized losses and $0.7 million of unrealized losses.

During the years ended December 31, 2016 and 2015, depreciation and amortization expense was $32.2 million and $26.1 million, respectively, and capital expenditures were $17.8 million and $19.4 million, respectively. The increase in depreciation and amortization expense in 2016 is primarily due to reporting a full year in 2016, compared to the ten months in 2015. Capital expenditures decreased $2.8 million in 2016 as a result of two major upgrade projects being completed in 2015.

As a result of the challenging scrap spread market conditions and lower volumes in 2016 and their impact on its operating results, RANA recorded $61.8 million of goodwill impairment during the year ended December 31, 2016.

Real Alloy Europe (RAEU)

For the year ended December 31, 2016, RAEU generated $23.9 million of Segment Adjusted EBITDA on $428.6 million of segment revenues, compared to $21.3 million of Segment Adjusted EBITDA on $434.2 million of segment revenues for the year ended December 31, 2015. RAEU’s customer mix was relatively stable year over year. During the year ended December 31, 2016, buy/sell arrangements with its customers represented 46% of total invoiced volume, while tolling arrangements represented 54%, compared to 47% buy/sell arrangements and 53% tolling arrangements in the year ended December 31, 2015.

Although total reported volumes increased by 39.2 kt compared to 2015, 2016 volumes were lower than the comparable twelve month period in 2015. The year over year reduction in volume was primarily due to buy/sell volume decreases of 15.4 kt and tolling volume decreases of 12.1 kt, driven by increased downtime and customers taking longer holiday breaks compared to the prior year. These changes drove the 1% change in tolling versus buy/sell mix.

Gross profit for RAEU was $22.8 million for the year ended December 31, 2016, representing a margin of 5.3% of segment revenues, compared to gross profit of $27.1 million, representing a margin of 6.2% for the year ended December 31, 2015.

There was no change in Segment Adjusted EBITDA per tonne from the prior year, remaining at $64. Revenues per tonne decreased to $1,156 in the year ended December 31, 2016, from $1,309 in the year ended December 31, 2015, and cost of sales per tonne decreased from $1,227 in the year ended December 31, 2015 to $1,094 in the year ended December 31, 2016. Tighter scrap spreads were partially offset by a reduction in natural gas costs of 15%. During the years ended December 31, 2016 and 2015, RAEU’s cost of sales includes noncash expenses associated with the amortization of the fair value adjustment of acquired inventories and supplies in purchase accounting, totaling $0.9 million and $4.7 million, respectively. During the year ended December 31, 2015, gross profit was positively impacted by lower maintenance costs as a result of 2015 purchase accounting adjustments to prepaid maintenance costs and the $3.7 million depreciation expense error.

SG&A expenses were $16.7 million and $14.8 million for the years ended December 31, 2016 and 2015, respectively. Approximately 13% of the SG&A expenses RAEU incurred during the year ended December 31, 2015 related to transition services expenses for support received from Aleris, primarily for information technology services, compared to none in 2016. SG&A expenses are primarily comprised of compensation, professional fees, and IT expenses totaling $9.1 million, $1.0 million and $1.3 million, respectively, in 2016 and $7.7 million, $0.7 million, and $0.7 million, respectively, in fiscal 2015. Additionally, SG&A expenses in fiscal 2015 included $1.8 million incurred under the Aleris TSA.

RAEU recognized $0.8 million of losses on derivative financial instruments in the year ended December 31, 2016, including $0.6 million of realized losses and $0.2 million of unrealized losses, compared to $3.1 million of losses on derivative financial instruments in the year ended December 31, 2015, including $3.0 million of realized losses and $0.1 million of unrealized losses.

During the years ended December 31, 2016 and 2015, depreciation and amortization was $16.3 million and $6.4 million, respectively, including a $3.8 million understatement of depreciation expense in 2015 and the corresponding overstatement in 2016 when the error was corrected. Capital expenditures were $13.0 million and $6.6 million in the years ended December 31, 2016 and 2015, respectively. The regulatory environment in Europe drives higher environmental capital expenditures on a per facility basis than RANA, for example, RAEU was required to invest in its Norwegian operation to remediate an environmental matter that resulted in a temporary shutdown.

The following table provides a reconciliation of Segment Adjusted EBITDA to net loss for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015
Segment Adjusted EBITDA	$67.9	$70.3
Unrealized gains (losses) on derivative financial instruments	1.0	(0.8)
Segment depreciation and amortization	(48.5)	(32.5)
Amortization of inventories and supplies purchase accounting adjustments	(1.1)	(9.2)
Corporate and Other selling, general and administrative expenses	(15.5)	(13.9)
Goodwill impairment	(61.8)	—
Other, net	(6.7)	(3.7)
Operating profit (loss)	(64.7)	10.2
Interest expense, net	(37.3)	(34.9)
Change in fair value of common stock warrant liability	2.4	(1.5)
Acquisition-related costs and expenses	(1.0)	(14.8)
Foreign exchange losses on intercompany loans	(2.4)	(1.3)
Loss from equity method investment	(1.1)	—
Other nonoperating income, net	0.3	1.5
Income tax benefit	0.6	9.1
Earnings from discontinued operations, net of income taxes	0.6	24.9
Net loss	$(102.6)	$(6.8)

Operating Costs Outside of Reportable Segments—Comparison of the Years Ended December 31, 2016, 2015 and 2014

The following table provides information about operating costs included in Corporate and Other, which generally relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status and operating segments that do not meet the criteria of a reportable segment, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Selling, general and administrative expenses	$15.5	$13.9	$10.0
Amortization of identifiable intangible assets	—	—	0.1
Other operating expense, net	3.2	1.5	0.4
Corporate and Other operating costs	$18.7	$15.4	$10.5

For the years ended December 31, 2016, 2015 and 2014, operating costs in Corporate and Other, including Cosmedicine, which does not meet the threshold of a reportable segment or a discontinued operation, were $18.7 million, $15.4 million and $10.5 million, respectively. In 2014 and 2015, these operating costs were primarily SG&A expenses. In 2016, in addition to $15.5 million of SG&A expenses recognized in 2016, we also recorded other operating expenses of $3.2 million, including $0.8 million of impairment on Cosmedicine inventory and identifiable intangible assets, and $2.4 million of severance and post-employment termination benefits. Compensation is the largest operating cost included in Corporate and Other. Of the $7.7 million, $5.4 million and $4.3 million of compensation expense recognized in the years ended December 31, 2016, 2015 and 2014, respectively, $3.6 million, $1.3 million and $1.0 million was related to noncash share-based compensation expense, respectively.

Nonoperating expenses and income

The following table provides details of nonoperating expenses and income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest expense (income), net	$37.3	$34.9	$(0.1)
Change in fair value of common stock warrant liability	(2.4)	1.5	(3.7)
Acquisition-related costs and expenses	1.0	14.8	3.4
Loss from equity method investment	1.1	—	—
Foreign exchange losses on intercompany loans	2.4	1.3	—
Other, net	(0.3)	(1.5)	0.5
Total nonoperating expense, net	$39.1	$51.0	$0.1

Interest expense (income), net

Interest expense, net for the years ended December 31, 2016 and 2015 was $37.3 million and $34.9 million, respectively. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense for the years ended December 31, 2016 and 2015 was $5.1 million and $4.3 million, respectively. There was approximately $4.7 million of interest expense (including amortization of issuance discount and debt issuance costs) associated with the Senior Secured Notes for the fifty days from funding on January 8, 2015 to the closing date of the Real Alloy Acquisition on February 27, 2015 where we had no offsetting operations from Real Alloy. We reported no debt in continuing operations in the year ended December 31, 2014 and $0.1 million of interest income.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses for the years ended December 31, 2016, 2015 and 2014 were $1.0 million, $14.8 million and $3.4 million, respectively. All of the expenses in 2016 related to due diligence and professional fees associated with the Beck Acquisition, while the 2015 and 2014 expenses related to due diligence, professional fees and expired commitments associated with certain financial arrangements entered into for the Real Alloy Acquisition.

Loss from equity method investment

The loss from equity method investment in the year ended December 31, 2016 is related to Beck Trading. As a result of the distribution waterfall in the Beck Trading operating agreement, 100% of the Beck Trading loss in the period from November 1, 2016 to December 31, 2016, $1.1 million, was allocated to Real Alloy.

Other nonoperating expenses and income.

During the years ended December 31, 2016, 2015 and 2014, we reported $2.4 million of income, $1.5 million of expense, and $3.7 of income, respectively, of other noncash nonoperating income/expense from the change in fair value of common stock warrant liability, driven primarily by the decrease/increase in the price of our common stock from the prior year. During the years ended December 31, 2016, 2015 and 2014, we reported $2.4 million and $1.3 million of losses, respectively, of noncash other nonoperating expense from the foreign exchange rate effect associated with Real Alloy’s intercompany loans that are not considered long-term in nature. In the year ended December 31, 2015, we recognized a $0.9 million gain on the sale of a trademark owned by Cosmedicine.

Income tax benefit

We recognized income tax benefit of $0.6 million in the year ended December 31, 2016, including $2.7 million of benefit from domestic jurisdictions and $2.1 million of expense from international jurisdictions. In the year ended December 31, 2015, we recognized income tax benefit of $9.1 million, including income tax benefit of $12.3 million from domestic jurisdictions and expense of $3.2 million from international jurisdictions. The domestic income tax benefit for the year ended December 31, 2015 is based primarily on allocations between loss from continuing operations before income taxes and earnings from discontinued operations before income taxes. The $8.4 million income tax benefit for the year ended December 31, 2014 included the release of $5.1 million of the valuation allowance based upon management’s estimate of 2015 taxable income, including the gain on sale of NABCO.

Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with U.S. NOLs and net tax operating losses in certain other foreign jurisdictions. Real Industry intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal. As of December 31, 2016 and 2015, we had valuation allowances of $406.0 million and $382.4 million, respectively. As of December 31, 2016 and 2015, deferred tax valuation allowances of $400.6 million and $377.0 million, respectively, relate to NOLs in U.S. tax jurisdictions.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $24.3 million to $0.6 million for the year ended December 31, 2016, as compared to $24.9 million for the year ended December 31, 2015. The earnings of discontinued operations, net of income taxes for the year ended December 31, 2016 is primarily related to the $0.7 million reversal of the repurchase reserve. The earnings of discontinued operations, net of income taxes in 2015 primarily represents the $39.7 million pretax gain on sale of NABCO and the $4.8 million recovery of allowance for repurchase reserve and eight days of NABCO operating results, while the earnings in 2014 primarily represent NABCO’s operating results.

FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27.2	$35.7
Trade accounts receivable, net	88.4	77.2
Financing receivable	28.4	32.7
Inventories	118.2	101.2
Prepaid expenses, supplies and other current assets	24.6	24.7
Current assets of discontinued operations	—	0.3
Total current assets	286.8	271.8
Property, plant and equipment, net	289.2	301.5
Equity method investment	5.0
Identifiable intangible assets, net	12.5	15.1
Goodwill	42.2	104.3
Other noncurrent assets	9.8	8.2
TOTAL ASSETS	$645.5	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$115.8	$100.9
Accrued liabilities	46.4	51.8
Long-term debt due within one year	2.3	2.3
Current liabilities of discontinued operations	—	0.1
Total current liabilities	164.5	155.1
Accrued pension benefits	42.0	38.0
Environmental liabilities	11.6	11.7
Long-term debt, net	354.2	312.1
Common stock warrant liability	4.4	6.9
Deferred income taxes	2.5	6.7
Other noncurrent liabilities	6.9	5.4
Noncurrent liabilities of discontinued operations	—	0.7
TOTAL LIABILITIES	586.1	536.6
Redeemable Preferred Stock	24.9	21.9
TOTAL STOCKHOLDERS’ EQUITY	34.5	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$645.5	$700.9

General

Total assets decreased $55.4 million to $645.5 million as of December 31, 2016, from $700.9 million as of December 31, 2015; total liabilities increased $49.5 million to $586.1 million as of December 31, 2016, from $536.6 million as of December 31, 2015; and total stockholders’ equity decreased to $34.5 million as of December 31, 2016, from $142.4 million as of December 31, 2015. The drivers of these changes are described below.

Changes in stockholders’ equity reflect a net loss during the period, increased by equity issuances and share-based compensation expense, decreased by dividends on Redeemable Preferred Stock, and increased by changes in accumulated other comprehensive loss. See the Consolidated Statements of Changes in Stockholders’ Equity in the consolidated financial statements included in Part IV, Item 15 of this Annual Report for more details on changes in stockholders’ equity.

The following tables present the assets and liabilities of our reportable segments as of December 31, 2016 and 2015, and reconciliations to our consolidated assets and liabilities as of those dates.

	December 31, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$11.5	$5.7	$8.1	$7.2
Trade accounts receivable, net	76.2	12.2	63.7	13.5
Financing receivable	—	28.4	—	32.7
Inventories	79.3	38.9	61.7	38.5
Prepaid expenses, supplies and other current assets	13.7	6.4	12.5	6.8
Total current assets	180.7	91.6	146.0	98.7
Property, plant and equipment, net	195.0	94.2	199.3	102.2
Equity method investment	5.0	—	—	—
Identifiable intangible assets, net	12.5	—	15.0	—
Goodwill	33.6	8.6	95.4	8.9
Other noncurrent assets	5.0	3.5	4.9	1.9
Total segment assets	$431.8	$197.9	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$73.8	$41.8	$58.1	$42.3
Accrued liabilities	30.0	13.4	34.3	14.6
Total current liabilities	103.8	55.2	92.4	56.9
Accrued pension benefits	—	42.0	—	38.0
Environmental liabilities	11.6	—	11.7	—
Other noncurrent liabilities	4.5	1.8	4.1	1.4
Total segment liabilities	$119.9	$99.0	$108.2	$96.3

	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$431.8	$460.6
Real Alloy Europe	197.9	211.7
Cash and cash equivalents - Corporate and Other	9.9	20.4
Other unallocated assets	5.9	8.2
Total consolidated assets	$645.5	$700.9
Liabilities:
Real Alloy North America	$119.9	$108.2
Real Alloy Europe	99.0	96.3
Long-term debt	356.5	314.4
Common stock warrant liability	4.4	6.9
Deferred income taxes	2.5	6.7
Other unallocated liabilities	3.8	4.1
Total consolidated liabilities	$586.1	$536.6

Cash and cash equivalents

Cash and cash equivalents decreased $8.5 million to $27.2 million as of December 31, 2016, from $35.7 million as of December 31, 2015. Cash and cash equivalents maintained at Real Alloy totaled $17.3 million as of December 31, 2016, an increase of $2.0 million from the $15.3 million we reported as of December 31, 2015. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $10.5 million from December 31, 2015, to $9.9 million as of December 31, 2016, primarily as a result of the payment of corporate expenses during the period.

Trade accounts receivable, net

Trade accounts receivable, net was $88.4 million as of December 31, 2016, compared to $77.2 million as of December 31, 2015. The $11.2 million increase in trade accounts receivable is primarily a result of additional sales from the operations associated with the Beck Acquisition in November and December of 2016 and a $6.8 million receivable due from Beck Trading, which receivable was created in the normal course of business.

Financing receivable

Financing receivable was $28.4 million as of December 31, 2016, compared to $32.7 million as of December 31, 2015. The decrease is primarily due to an increase in the advances taken against the receivable, under RAEU’s Factoring Facility, which were $11.3 million and $2.8 million as of December 31, 2016 and 2015, respectively.

 Inventories

Inventories were $118.2 million as of December 31, 2016, compared to the $101.2 million as of December 31, 2015. The value of inventories has increased primarily as a result of the Beck Acquisition.

Prepaid expenses, supplies and other current assets

Prepaid expenses, supplies and other current assets were $24.6 million as of December 31, 2016, a $0.1 million decrease from the $24.7 million reported as of December 31, 2015. The decrease is primarily associated with the timing of payments for prepaid expenses, partially offset by a slight increase in inventory supplies on hand as of December 31, 2016.

Property, plant and equipment, net

Property, plant and equipment, net was $289.2 million as of December 31, 2016, compared to $301.5 million as of December 31, 2015. The $12.3 million decrease is primarily attributable scheduled depreciation and amortization, partially offset by property, plant and equipment acquired in the Beck Acquisition, plus Real Alloy capital expenditures during the period.

Goodwill and intangible assets, net

Intangible assets, net, comprised primarily of customer relationships, decreased $2.6 million to $12.5 million as of December 31, 2016, from $15.1 million as of December 31, 2015. The decrease is due to scheduled amortization and $0.1 million of impairment related to the Cosmedicine intangible assets.

Goodwill is reported at $42.2 million as of December 31, 2016, which reflects current period currency translation adjustments and a $61.8 million impairment charge related to RANA, compared to $104.3 million as of December 31, 2015.

See “Critical Accounting Policies and Estimates” in this Item 7 for additional information about goodwill impairment testing and our goodwill impairment charge.

Trade payables and accrued liabilities

Trade payables and accrued liabilities were $115.8 million and $46.4 million as of December 31, 2016, respectively, compared to $100.9 million and $51.8 million as of December 31, 2015, respectively. The net increase in the combination of trade payables and accrued liabilities as of December 31, 2016 is largely due to additional trade liabilities associated with the assets acquired in the Beck Acquisition and the associated increased volume of buy/sell business, partially offset by lower accrued bonuses. As of December 31, 2016, Real Alloy had $0.5 million in trade payables due to Beck Trading.

Accrued pension benefits

Accrued pension benefits were $42.0 million as of December 31, 2016, compared to $38.0 million as of December 31, 2015. The increase was primarily driven by a $5.0 million actuarial loss computed by our actuarial firm, primarily as a result of using a lower discount rate, partially offset by $1.0 million of benefits paid out in 2016. The pension plans are no longer accepting new participants. See Note 14—Employee Benefit Plans in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about accrued pension benefits.

Environmental liabilities

Environmental liabilities were $15.6 million as of December 31, 2016, including $4.0 million classified in accrued liabilities, compared to $16.0 million, including $4.3 million classified in accrued liabilities as of December 31, 2015. The decrease is primarily related to revised assumptions, including reductions to the estimated costs of remediation of environmental issues at Real Alloy’s landfills. See Note 22—Commitments and Contingencies in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about environmental liabilities.

Long-term debt and Redeemable Preferred Stock

Long-term debt, including amounts due within one year, increased to $356.5 million as of December 31, 2016, compared to $314.4 million as of December 31, 2015. The carrying value of Redeemable Preferred Stock, issued in the Real Alloy Acquisition, increased to $24.9 million as of December 31, 2016, compared to $21.9 million as of December 31, 2015. The increase in long-term debt is primarily related to draws on the Asset-Based Facility to fund the Beck Acquisition and Real Alloy’s ongoing operations. Redeemable Preferred Stock increased from the payment of $2.0 million of dividends in-kind and the accretion of $1.0 million of the fair value adjustment recorded at issuance. See Note 9—Debt and Redeemable Preferred Stock in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about our long-term debt and the Redeemable Preferred Stock.

Common stock warrant liability

Common stock warrant liability decreased to $4.4 million as of December 31, 2016, from $6.9 million as of December 31, 2015. The $2.5 million change in fair value of common stock warrant liability during the year ended December 31, 2016 is primarily attributable to a decrease in the underlying market price of our common stock from December 31, 2015. During the year, $0.1 million of the common stock warrant liability was reclassified to additional paid in capital following the exercise of 20,000 Warrants. See Note 17—Derivative and Other Financial Instruments and Fair Value Measurements in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for more information about the Warrants.

Discontinued Operations

Assets of discontinued operations decreased to zero as of December 31, 2016, from $0.3 million as of December 31, 2015. Liabilities of discontinued operations also decreased to zero as of December 31, 2016, from $0.8 million as of December 31, 2015. The decrease in liabilities of discontinued operations is primarily the result of a reduction of the repurchase reserve.

The repurchase reserve decreased $0.7 million to zero as of December 31, 2016. In June 2015, the New York State Court of Appeals affirmed the ACE Securities Case, whereby the six-year statute of limitations on loan repurchase demands begin to run as of the date the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Management has reassessed its exposure to losses from repurchase demands and, based on the final decision in the ACE Securities Case, believes that the having no repurchase reserve as of December 31, 2016 is appropriate.

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

Further acquisitions, divestitures, investments and changes in capital structure are possible. As of December 31, 2016, our consolidated liquidity was $85.9 million.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents totaling $9.9 million as of December 31, 2016, including cash held at SGGH, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. Our effective shelf registration statement is available to use for existing business requirements and future acquisitions and has $700.0 million of availability as of December 31, 2016. During the year ended December 31, 2016, we received $0.1 million from the exercise of common stock options. Our principal uses of liquidity, as of December 31, 2016, are the payment of operating costs of the holding company and to support our operating subsidiaries and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Assets of SGGH are principally comprised of stock or membership interests of its subsidiaries, cash and cash equivalents, and intercompany arrangements. Its current available liquidity is used to meet short-term cash requirements, which is principally the payment of professional fees associated with litigation in SGGH’s former businesses and operations, including discontinued operations. SGGH’s principal source of liquidity is its current cash and cash equivalents, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from affiliates.

Real Alloy Liquidity

As of December 31, 2016, Real Alloy had total liquidity of $76.0 million, including $17.3 million in cash and cash equivalents, $37.3 million in availability under its revolving credit facility, and €20.4 million ($21.4 million) in availability under its Factoring Facility. Based on our current and anticipated levels of operations and the conditions in the markets and industry for Real Alloy, we believe that Real Alloy’s cash and cash equivalents on hand, cash flows from operations, and availability under the Asset-Based and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service, and other funding requirements for the foreseeable future. However, its ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and Asset-Based Facility, including borrowing base limitations under the Asset-Based Facility, depends on its future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall aluminum industry, financial and economic conditions, and other factors, including those described under “Risk Factors” in Part 1, Item 1A of this Annual Report.

As of December 31, 2016, approximately $10.3 million of Real Alloy’s cash and cash equivalents were held by its non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit all of the cash held by non-U.S. subsidiaries without incurring a U.S. tax liability.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Year Ended December 31,
(In millions)	2016	2015	2014
Net cash provided by (used in) operating activities	$9.3	$93.2	$(14.0)
Net cash provided by (used in) investing activities	(54.5)	(473.3)	2.9
Net cash provided by financing activities	35.0	358.0	26.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(0.4)	(0.3)	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(10.6)	(22.4)	14.9
Increase (decrease) in restricted cash and restricted cash equivalents	(2.0)	4.7	—
Increase (decrease) in cash and cash equivalents	$(8.6)	$(27.1)	$14.9

Cash flows from operating activities

Cash flows provided by operating activities were $9.3 million during the year ended December 31, 2016. Despite a net loss of $102.6 million for the period, there were significant noncash expenses, including depreciation and amortization of $48.6 million; $61.8 million of goodwill impairment; the amortization of $5.1 million of debt issuance costs; $3.6 million of share-based compensation expense; and the amortization of $1.1 million of the purchase accounting adjustment to inventories and prepaid supplies. Partially offsetting those noncash charges, was $2.4 million of noncash income related to the change in fair value of the common stock warrant liability. Additionally, there was $6.4 million of cash used in the changes in operating assets and liabilities; and $0.6 million of earnings from discontinued operations, net of income taxes and a $3.9 million deferred income tax benefit. Cash flows provided by operating activities are primarily related to the operations of Real Alloy.

Cash flows provided by operating activities during the year ended December 31, 2015 were $93.2 million, and were primarily related to changes associated with the Real Alloy Acquisition, including $89.8 million of cash provided by the changes in operating assets and liabilities. Cash flows used in operating activities during the year ended December 31, 2014 were $14.0 million, and were primarily related to the activities of NABCO and SCP.

Cash flows from investing activities

Cash flows used in investing activities were $54.5 million during the year ended December 31, 2016, primarily related to the Beck Acquisition, which used $23.6 million, and $30.8 million of capital expenditures.

Cash flows used in investing activities during the year ended December 31, 2015 were $473.3 million, including $524.5 million to acquire Real Alloy and $26.0 million of capital expenditures, partially offset by $77.9 million of proceeds from the sale of NABCO. Cash flows provided by investing activities during the year ended December 31, 2014 were $2.9 million, and related primarily to the sale of investments by SCP.

Cash flows from financing activities

Cash flows provided by financing activities were $35.0 million during the year ended December 31, 2016, which included $130.0 million of advances on the Asset-Based Facility, net of $97.8 million of repayments on the Asset-Based Facility, Term Loan and capital leases.

Cash flows provided by financing activities during the year ended December 31, 2015 were $358.0 million, which included $290.2 million of net proceeds from the issuance of the Senior Secured Notes, net of original issue discount and debt issuance costs, proceeds from the Asset-Based Facility of $126.1 million and $63.3 million of net proceeds from the issuance of common stock. These fundings were offset by the repayment of NABCO debt totaling $14.3 million, and $108.3 million of repayments on the Asset-Based Facility and capital leases.

Cash flows provided by financing activities during the year ended December 31, 2014 was $26.0 million, primarily proceeds from the issuance of common stock, net of issuance costs.

Contractual Obligations

Contractual obligations as of December 31, 2016 are summarized by contractual maturity in the following table:

(In millions)	2017	2018 - 2019	2020 - 2021	After 2021
Real Industry, Inc.
Redeemable Preferred Stock	$1.7	$5.1	$31.1	$—
Real Alloy
Long-term debt, including current portion	$2.3	$364.9	$0.9	$—
Interest on long-term debt	31.9	34.1	—	—
Estimated pension benefit payments	1.0	2.2	2.5	7.6
Operating leases	3.7	5.7	4.9	5.4
Estimated payments for asset retirement obligations	1.0	0.5	0.5	9.8
Purchase obligations	3.3	4.2	0.8	—
Total for Real Alloy	43.2	411.6	9.6	22.8
	$44.9	$416.7	$40.7	$22.8

Interest on long-term debt was estimated based on scheduled debt service payments on the Senior Secured Notes, the Term Loan, and capital leases, plus an estimate of interest payments that will be due on the Asset-Based Facility using the average outstanding borrowing in 2016 and the interest rate in effect as of December 31, 2016. Future interest payments will be different than the amount shown in the table if interest rates change or the average borrowings under the Asset-Based Facility change.

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

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. As of December 31, 2016, we estimate that the borrowing base would have supported borrowings of $98.1 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $37.3 million available for borrowing under the Asset-Based Facility as of December 31, 2016.

Term Loan

In connection with the Beck Acquisition, Real Alloy entered into the $1.5 million Term Loan. Interest is payable monthly at a floating rate of 2.75% over LIBOR, principal is due monthly in sixty equal installments and matures in November 2021. The Term Loan is secured by certain assets acquired in the Beck Acquisition.

Capital leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy business were assumed. In addition to the capital leases assumed in the Real Alloy Acquisition, Real Alloy enters into capital leases in the normal course of business, primarily related to mobile and office equipment. As of December 31, 2016, $2.0 million of capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and was recorded at estimated fair value of $19.6 million. The difference between the liquidation value and the estimated fair value as of the acquisition date is accreted to the Redeemable Preferred Stock in the consolidated balance sheets. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the following twelve months, and 9% thereafter. Dividends were paid in-kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities. As of December 31, 2016, the liquidation value of the Redeemable Preferred Stock was $28.5 million.

The descriptions above are only summaries, for more information see Note 9—Debt and Redeemable Preferred Stock in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

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

The security investors and the QSPEs do not have any recourse against SGGH if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH holds these residual interests, which are carried at zero in the consolidated balance sheets, as management does not anticipate receiving any significant distributions from these residual interests in the foreseeable future. During the years ended December 31, 2016, 2015 and 2014, SGGH received $0.4 million, $0.2 million and $0.4 million, respectively.

A repurchase reserve related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require SGGH to repurchase certain loans, was reduced to zero in the year ended December 31, 2016. Additional information concerning the repurchase reserve in discontinued operations is included in Note 19—Discontinued Operations in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Recent Accounting Standards

The FASB issues and updates accounting standards on a regular basis. For a discussion of recently issued or updated accounting standards that are relevant to our operations, please refer to Note 2—Presentation, Summary of Significant Accounting Policies and Recent Accounting Standards Updates in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the value of financial instruments is referred to as market risk. Our consolidated balance sheets include assets and liabilities whose fair values are subject to market risks. As of December 31, 2016, our significant market risks are primarily associated with interest rates, credit, equity prices, specifically the fair value of our own common stock, commodities, and foreign currencies. The following sections address the significant market risks associated with our business activities.

Interest Rate Risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt during the year ended December 31, 2016, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of $0.2 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding during the year ended December 31, 2016 and does not consider future potential changes in variable rate long-term debt levels.

Credit Risk

We are primarily exposed to credit risk with our and Real Alloy’s cash equivalents, as well as Real Alloy’s trade accounts receivables and financing receivable. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents, as of December 31, 2016, consist principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, with three Real Alloy customers representing more than 10% and the top ten Real Alloy customers representing approximately 60.1% of the total trade accounts receivable as of December 31, 2016. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of December 31, 2016.

Equity Price Risk

The fair value of our common stock warrant liability is impacted to a minor extent by changes in interest rates, but the major fair value driver is the market value of our own common stock. The following table illustrates the impact of increases and decreases in the fair value of our common stock on the fair value of our common stock warrant liability. It is assumed that the increase or decrease in the fair value of our common stock occurs immediately and uniformly, and that there are no significant changes to other factors used to determine the value of the Warrants. The hypothetical changes in the fair value of our common stock do not reflect what could be deemed “best” or “worst” case scenarios. Variations in the fair value of our common stock could produce significant changes in other assumptions in the valuation of the common stock warrant liability, for example the actual exercise price may be significantly different than that assumed in our estimate of fair value. For these reasons, actual results may differ significantly from those reflected in the table.

		Estimated Fair Value after Hypothetical Change in Fair Value of Real Industry Common Stock
(In millions)	Estimated Fair Value	15% Decrease	15% Increase	30% Decrease	30% Increase
Common stock warrant liability:
As of December 31, 2016	$4.4	$3.6	$5.3	$2.9	$6.2
As of December 31, 2015	6.9	5.6	8.3	4.4	9.7

Commodity Price Risk

In the ordinary course of Real Alloy’s business, it is exposed to earnings and cash flow volatility resulting from changes in the price of aluminum scrap and secondary alloys, and, to a lesser extent, hardeners such as silicon and copper, and energy. To mitigate these risks, Real Alloy engages in hedging strategies. For metal hedges, Real Alloy uses derivative instruments, such as forwards, futures, options, collars and swaps to manage the effect, both favorable and unfavorable, of such changes. For electricity and some natural gas price exposures, fixed price commitments are used.

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Real Alloy’s commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our CEO, CFO, and other officers and employees, as designated by the Audit Committee of the Board.

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

Metal Hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of December 31, 2016, Real Alloy had 27.1 thousand metric tonnes of metal buy and sell derivative contracts.

Natural Gas Hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas costs can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of December 31, 2016, Real Alloy had 1.8 trillion British thermal unit forward buy contracts.

Fair Values and Sensitivity Analysis

The following table illustrates the effect on the fair value of our outstanding metal and natural gas derivative contracts of a hypothetical 10% adverse change in the market prices that existed as of December 31, 2016:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$(0.4)	$(0.6)
Natural gas derivatives	0.6	(0.6)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 17—Derivative and Other Financial Instruments and Fair Value Measurements included in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Currency Exchange Risk

The financial condition and results of operations of a majority of our international operating subsidiaries are reported in local currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, appreciation of the U.S. dollar against these currencies will, generally, have a negative impact on reported revenues and operating profit, while depreciation of the U.S. dollar against these currencies will, generally, have a positive effect on reported revenues and operating profit. In addition, a portion of the revenues generated by our international operations are denominated in U.S. dollars, while the majority of costs incurred are denominated in local currencies. As a result, appreciation in the U.S. dollar will have a positive impact on earnings, while depreciation of the U.S. dollar will have a negative impact on earnings.

While it is difficult to quantify any particular impact of changes in exchange rates, a uniform 10% strengthening of the U.S. dollar (presuming all other variables are held constant) would have resulted in an increase in net loss of $0.3 million for the year ended December 31, 2016. Comparatively, a 10% weakening of the U.S. dollar would have resulted in a decrease in net loss of $0.3 million during the period. This sensitivity analysis of the effect of a change in foreign currency exchange rates does not factor in future changes in sales levels or local currency prices or costs.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Real Industry, Inc. consolidated financial statements and Reports of Independent Registered Public Accounting Firms included in Part IV, Item 15 of this Annual Report.

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

Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company as of December 31, 2016 in conformity with GAAP, and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2016.

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

Management did not evaluate the internal controls over financial reporting of the operations of the Beck Alloys operations and assets, which we acquired on November 1, 2016. As of December 31, 2016, and for the period from November 1, 2016 through December 31, 2016, Beck Alloys comprised $22.1 million and $16.3 million of total and net assets, respectively, as of December 31, 2016, and $10.5 million and $1.2 million of revenues and net loss, respectively, for the year then ended.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, as required under Section 404 of the Sarbanes-Oxley Act of 2002. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as December 31, 2016, which is included below, under “Report of Independent Registered Public Accounting Firm.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Real Industry, Inc.

We have audited Real Industry, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Real Industry, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Beck Alloys, which is included in the 2016 consolidated financial statements of Real Industry, Inc. and constituted $22.1 million and $16.3 million of total and net assets, respectively, as of December 31, 2016 and $10.5 million and $1.2 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Real Industry, Inc. also did not include an evaluation of the internal control over financial reporting of Beck Aluminum.

In our opinion, Real Industry, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Real Industry, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 of Real Industry, Inc. and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 13, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is to be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” (or similarly named captions) in the Company’s Definitive Proxy Statement to be filed with the SEC on or prior to May 1, 2017 for our 2017 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is to be set forth under the captions “Executive Compensation and Other Information,”  “Corporate Governance and Board Matters—Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks,” “Compensation Committee Report,” and “Payments Upon Termination and Change in Control” (or similarly named captions) in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is to be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” (or similarly named captions) in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is to be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters—Director Independence” (or similarly named captions) in the 2017 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is to be set forth under the caption “Audit Information—Fees Paid to Independent Registered Public Accounting Firms” (or similarly named caption) in the 2017 Proxy Statement, and is incorporated herein by reference.

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

		424(b)(3)	333-191685	Annex A	November 27, 2013
2.2	Purchase and Sale Agreement, dated as of October 17, 2014, by and among Aleris Corporation, Aleris International, Inc., Aleris Aluminum Netherlands, B.V., Aleris Deutschland Holding GmbH, Aleris Holding Canada Limited, Dutch Aluminum C.V., Aleris Deutschland Vier GmbH Co KG, SGH Acquisition Holdco, Inc., Evergreen Holding Germany GmbH and Signature Group Holdings, Inc.	8-K	001-08007	2.1	October 21, 2014
2.3	Purchase Agreement, dated as of January 9, 2015, by and among Signature Group Holdings, Inc., SGGH, LLC, North American Breaker Co., LLC, NABCO Holding Company, LLC and North American Breaker Co., Inc.	8-K	001-08007	2.1	January 12, 2015
2.4	Amendment No. 1 to Purchase and Sale Agreement, dated as of January 26, 2015, by and between Real Alloy Holding, Inc. and Aleris Corporation	8-K	001-08007	2.1	January 27, 2015
2.5	Amendment No. 2 to Purchase and Sale Agreement, dated as of February 26, 2015, by and among Aleris Corporation and Real Alloy Holding, Inc.	8-K	001-08007	2.1	March 5, 2015
3.1	Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation	8-K	001-08007	3.1	June 1, 2015
3.2	Third Amended and Restated Bylaws of the Real Industry, Inc.	10-Q	001-08007	3.1	November 9, 2015
3.3	Form of Stock Certificate for Common Stock of Real Industry, Inc.	8-K	001-08007	3.1	January 2, 2014
3.4	Certificate of Designation of Series B Non-Participating Preferred Stock of Signature Group Holdings, Inc.	8-K	001-08007	3.1	March 5, 2015
4.1	Rights Agreement, dated October 23, 2007, between the Successor Registrant (as successor in interest to Signature Nevada) and Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent between the Company and Mellon Investor Services LLC dated October 23, 2007	8-K	001-08007	4.1	October 24, 2007
4.2	First Amendment to the Rights Agreement, dated July 28, 2011	8-K	001-08007	4.1	August 3, 2011
4.3	Rights Agreement Amendment and Assignment, dated January 2, 2014, between Signature Nevada and Computershare Inc.	8-K	000-15569	4.3	January 2, 2014
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Successor Registrant	8-K	000-15569	4.2	January 2, 2014

4.5	Form of Warrant to purchase shares of Common Stock	8-K	001-08007	10.2	June 17, 2010
4.6	Form of Registration Rights Agreement entered into between the Company and the investors thereto	8-K	001-08007	10.3	June 17, 2010
4.7	Indenture, dated January 8, 2015, by and among SGH Escrow Corporation, Real Alloy Intermediate Holding, LLC, and Wilmington Trust, National Association, as trustee	8-K	001-08007	4.1	January 12, 2015
4.8	Form of 10% Senior Secured Note due 2019	8-K	001-08007	Exhibit A1 to Exhibit 4.1	January 12, 2015
4.9	First Supplemental Indenture, dated as of February 27, 2015, by and among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of the guarantors listed on the signature pages thereto, and Wilmington Trust, National Association (as trustee and notes collateral trustee)	8-K	001-08007	4.1	March 5, 2015
4.1	Form of Rule 144A 10% Senior Secured Note due 2019	8-K	001-08007	4.2	March 5, 2015
4.11	Form of Regulation S 10% Senior Secured Note due 2019	8-K	001-08007	4.3	March 5, 2015
4.12	Form of Series B Preferred Stock Certificate	8-K	001-08007	4.4	March 5, 2015
4.13	Form of Indenture with respect to Debt Securities	S-3	333-207311	4.5	October 7, 2015
4.14	Form of Debt Securities	S-3	333-207311	4.6	October 7, 2015
4.15	Form of Warrant	S-3	333-207311	4.7	October 7, 2015
4.16	Form of Warrant Agreement	S-3	333-207311	4.8	October 7, 2015
4.17	Form of Subscription Rights Agreement (including form of rights certificate)	S-3	333-207311	4.9	October 7, 2015
4.18	Form of Unit Agreement	S-3	333-207311	4.1	October 7, 2015
10.1	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan	S-8	001-08007	4.1	May 7, 2012
10.2	Form of Restricted Stock Agreement for use with the 2006 Performance Incentive Plan	10-K	001-08007	10.2	April 1, 2013
10.3	Form of Incentive Stock Option Agreement for use with the 2006 Performance Incentive Plan	10-K	001-08007	10.3	April 1, 2013
10.4	Form of Nonqualified Stock Option Agreement for use with the 2006 Performance Incentive Plan	10-K	001-08007	10.4	April 1, 2013
10.5	Real Industry, Inc. Amended and Restated 2015 Equity Award Plan	8-K	001-08007	10.1	June 1, 2015
10.6	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Award Agreement for Directors	10-Q	001-08007	4.1	August 17, 2015
10.7	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Award Agreement for Employees	10-Q	001-08007	4.2	August 17, 2015
10.8	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Incentive Stock Option Award Agreement	10-Q	001-08007	4.3	August 17, 2015
10.9	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Nonqualified Stock Option Award Agreement	10-Q	001-08007	4.4	August 17, 2015
10.1	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Unit Agreement	10-Q	001-08007	4.5	August 17, 2015

10.11	Amended and Restated Real Industry, Inc. 2015 Equity Award Plan TSR Performance Award Agreement	8-K	001-08007	10.1	February 25, 2016
10.12	Employment Agreement, dated June 4, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.13	Letter Agreement, dated November 8, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard, related to his Employment Agreement, dated June 4, 2013, reflecting adjustments related to the Reverse Split	10-Q	001-08007	10.1	November 13, 2013
10.14	Restricted Stock Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.15	Amendment to Restricted Stock Agreement, dated July 16, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	July 18, 2013
10.16	Nonqualified Stock Option Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.17	Performance Share Agreement, dated as of June 1, 2015, between the Company and Craig T. Bouchard	8-K	001-08007	10.2	June 1, 2015
10.18	Evergreen Employment Agreement, dated August 1, 2014, between Kyle C. Ross and the Company	8-K	001-08007	10.1	August 5, 2014
10.19	Evergreen Employment Agreement dated March 31, 2015 between John Miller and Signature Group Holdings, Inc.	8-K	001-08007	10.1	April 2, 2015
10.2	Form of Indemnification Agreement	8-K	001-08007	10.7	June 17, 2010
10.21	Purchase Agreement, dated December 23, 2014, between SGH Escrow Corporation and Goldman Sachs & Co., Deutsche Bank Securities Inc. As Representatives of the several Purchasers named in Schedule I hereto	8-K	001-08007	10.1	December 24, 2014
10.22	Pledge and Security Agreement, dated as of February 27, 2015, by and among each of the grantor parties listed on the signature page thereto and Wilmington Trust, National Association (as notes collateral trustee).	8-K	001-08007	10.1	March 5, 2015
10.23	Revolving Credit Agreement, dated as of February 27, 2015, by and among Real Alloy Recycling, Inc. (formerly known as Aleris Recycling, Inc.) for itself and as representative of other borrowers, Real Alloy Canada Ltd. (formerly known as Aleris Specification Alloy Products Canada Company), General Electric Capital Corporation, for itself as a lender, letter of credit issuer, and swingline lender and as agent for all lenders, and Wintrust Bank, as a lender.	8-K	001-08007	10.2	March 5, 2015
10.24	U.S. Revolving Guarantee and Security Agreement, dated as of February 27, 2015, by and among Real Alloy Recycling, Inc. (formerly known as Aleris Recycling, Inc.), each other U.S. borrower and grantor thereunder from time to time, and General Electric Capital Corporation, as agent.	8-K	001-08007	10.3	March 5, 2015

10.25	Canadian Revolving Guarantee and Security Agreement, dated as of February 27, 2015, by and among Real Alloy Canada Ltd. (formerly known as Aleris Specification Alloy Products Canada Company), each other grantor thereunder from time to time, and General Electric Capital Corporation, as agent.	8-K	001-08007	10.4	March 5, 2015
10.26	Intercreditor Agreement, dated as of February 27, 2015, by and among General Electric Capital Corporation, as North America ABL Agent, and Wilmington Trust, National Association, as Notes Collateral Trustee, and acknowledged and agreed to by Real Alloy Intermediate Holding, LLC, Real Alloy Holding, Inc.	8-K	001-08007	10.5	March 5, 2015
10.27	Factoring Agreement, dated as of February 27, 2015, by and between GE Capital Bank AG and Aleris Recycling (German Works) GmbH.	8-K	001-08007	10.6	March 5, 2015
10.28	Employment Agreement dated March 12, 2015 between Real Alloy Holding, Inc. and Terrance J. Hogan.	8-K	001-08007	10.1	March 13, 2015
10.29	Amendment to Commitment Letter, dated January 8, 2015, by and among General Electric Capital Corporation, GE Capital Markets, Inc., and Signature Group Holdings, Inc.	8-K	001-08007	10.2	January 12, 2015
10.3	Amendment to Commitment Letter, dated January 14, 2015, by and between GE Capital Bank AG and Signature Group Holdings, Inc.	8-K	001-08007	10.1	January 21, 2015
10.31	Amended and Restated Backstop Agreement, dated as of January 26, 2015, by and between Signature Group Holdings, Inc. and Aleris Corporation	8-K	001-08007	10.1	January 27, 2015
10.32	Real Industry, Inc. Management Continuity Plan for Senior Officers	8-K	001-08007	10.1	May 24, 2016
10.33	Amended and Restated Performance Share Agreement, dated as of May 20, 2016, by and between Real Industry, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	May 24, 2016
10.34	Confirmation Letter dated as of May 20, 2016, from Real Industry, Inc. to Craig T. Bouchard	8-K	001-08007	10.1	May 24, 2016
10.35	Terms of Separation, dated as of August 23, 2016, by and between Real Industry, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	August 23, 2016
10.36	Letter Agreement, dated as of September 13, 2016, by and between Real Industry, Inc. and Kyle Ross	8-K	001-08007	10.1	September 15, 2016
10.37	Amendment No. 1 to Pledge and Security Agreement, dated as of March 2, 2016, among each of Real Alloy Intermediate Holding, LLC, Real Alloy Holding, Inc. and certain of their subsidiaries and Wilmington Trust, National Association	10-Q	001-08007	10.3	November 10, 2016
10.38	Second Supplemental Indenture, dated as of March 2, 2016, among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of Guarantors, Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Notes Collateral Trustee	10-Q	001-08007	10.4	November 10, 2016

10.39	Amendment No. 1 to Collateral Trust Agreement, dated as of March 2, 2016, among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of Guarantors, Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Notes Collateral Trustee	10-Q	001-08007	10.5	November 10, 2016
10.40	Lien Release (Master Agreement and Schedules), dated as of March 2, 2016, by Wilmington Trust, National Association, as Notes Collateral Trustee	10-Q	001-08007	10.6	November 10, 2016
10.41	First Amendment to Revolving Credit Agreement, dated as of May 21, 2015, among Real Alloy Recycling, Inc. and General Electric Capital Corporation	10-Q	001-08007	10.7	November 10, 2016
10.42	Second Amendment to Revolving Credit Agreement, entered into August 24, 2016 and effective as of the November 10, 2015, among Real Alloy Recycling, Inc. and Wells Fargo Bank, National Association	10-Q	001-08007	10.8	November 10, 2016
10.43	Letter Agreement, dated as of December 12, 2016, by and between Real Industry, Inc. and Kelly G. Howard	8-K	001-08007	10.1	December 15, 2016
10.44

Consent and Third Amendment to Revolving Credit Agreement, dated as of November 1, 2016, by and among Real Alloy Recycling, Inc., Wells Fargo Bank, National Association, for itself as a Lender, and as agent for the Lenders from time to time party to the Revolving Credit Agreement, and the other Lenders signatory hereto

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

Real Industry, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Real Industry, Inc.

We have audited the accompanying consolidated balance sheets of Real Industry, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Industry, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Real Industry, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Real Industry, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows of Real Industry, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

Los Angeles, California

October 6, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share and per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27.2	$35.7
Trade accounts receivable, net	88.4	77.2
Financing receivable	28.4	32.7
Inventories	118.2	101.2
Prepaid expenses, supplies and other current assets	24.6	24.7
Current assets of discontinued operations	—	0.3
Total current assets	286.8	271.8
Property, plant and equipment, net	289.2	301.5
Equity method investment	5.0	—
Identifiable intangible assets, net	12.5	15.1
Goodwill	42.2	104.3
Other noncurrent assets	9.8	8.2
TOTAL ASSETS	$645.5	$700.9
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$115.8	$100.9
Accrued liabilities	46.4	51.8
Long-term debt due within one year	2.3	2.3
Current liabilities of discontinued operations	—	0.1
Total current liabilities	164.5	155.1
Accrued pension benefits	42.0	38.0
Environmental liabilities	11.6	11.7
Long-term debt, net	354.2	312.1
Common stock warrant liability	4.4	6.9
Deferred income taxes	2.5	6.7
Other noncurrent liabilities	6.9	5.4
Noncurrent liabilities of discontinued operations	—	0.7
TOTAL LIABILITIES	586.1	536.6
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 28,503 and 26,502 shares issued and outstanding as of December 31, 2016 and 2015, respectively	24.9	21.9
Stockholders' equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,386,882 and 28,901,464 shares issued; and 29,386,882 and 28,891,766 shares outstanding as of December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	546.7	546.0
Accumulated deficit	(506.2)	(403.3)
Treasury stock, at cost; zero and 9,698 shares as of December 31, 2016 and 2015, respectively	—	(0.1)
Accumulated other comprehensive loss	(7.1)	(1.0)
Total stockholders' equity—Real Industry, Inc.	33.4	141.6
Noncontrolling interest	1.1	0.8
TOTAL STOCKHOLDERS' EQUITY	34.5	142.4
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$645.5	$700.9

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2016	2015	2014
Revenues	$1,249.7	$1,145.6	$2.1
Cost of sales	1,183.0	1,070.7	—
Gross profit	66.7	74.9	2.1
Selling, general and administrative expenses	61.0	56.0	10.0
Losses on derivative financial instruments, net	0.2	4.2	—
Amortization of identifiable intangible assets	2.4	2.0	0.1
Goodwill impairment	61.8	—	—
Other operating expense, net	6.0	2.5	0.4
Operating profit (loss)	(64.7)	10.2	(8.4)
Nonoperating expense (income):
Interest expense (income), net	37.3	34.9	(0.1)
Change in fair value of common stock warrant liability	(2.4)	1.5	(3.7)
Acquisition-related costs and expenses	1.0	14.8	3.4
Equity in loss of equity method investments	1.1	—	—
Foreign exchange losses on intercompany loans	2.4	1.3	—
Other, net	(0.3)	(1.5)	0.5
Total nonoperating expense, net	39.1	51.0	0.1
Loss from continuing operations before income taxes	(103.8)	(40.8)	(8.5)
Income tax benefit	(0.6)	(9.1)	(8.4)
Loss from continuing operations	(103.2)	(31.7)	(0.1)
Earnings from discontinued operations, net of income taxes	0.6	24.9	5.5
Net earnings (loss)	(102.6)	(6.8)	5.4
Earnings (loss) from continuing operations attributable to noncontrolling interest	0.3	0.1	(0.1)
Net earnings (loss) attributable to Real Industry, Inc.	$(102.9)	$(6.9)	$5.5
EARNINGS (LOSS) PER SHARE
Net earnings (loss) attributable to Real Industry, Inc.	$(102.9)	$(6.9)	$5.5
Dividends on Redeemable Preferred Stock, in-kind	(2.0)	(1.5)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(1.0)	(0.8)	—
Net earnings (loss) available to common stockholders	$(105.9)	$(9.2)	$5.5
Basic and diluted earnings (loss) per share:
Continuing operations	$(3.68)	$(0.35)	$—
Discontinued operations	—	—	0.41
Basic and diluted earnings (loss) per share	$(3.68)	$(0.35)	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2016	2015	2014
Net earnings (loss)	$(102.6)	$(6.8)	$5.4
Other comprehensive income (loss):
Currency translation adjustments	(2.3)	(6.0)	—
Pension benefit adjustments	(5.1)	7.1	—
Deferred tax benefit (expense) on pension benefit adjustments	1.5	(2.1)	—
Amortization of net actuarial gains	(0.3)	—	—
Income tax on amortization of net actuarial gains	0.1	—	—
Comprehensive income (loss)	(108.7)	(7.8)	5.4
Comprehensive income (loss) attributable to noncontrolling interest	0.3	0.1	(0.1)
Comprehensive income (loss) attributable to Real Industry, Inc.	$(109.0)	$(7.9)	$5.5

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
(In millions, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance, December 31, 2013	—	$—	12,201,102	$—	12,117	$(0.1)	$451.9	$(401.8)	$—	$—	$50.0
Net earnings attributable to Real Industry, Inc.	—	—	—	—	—	—	—	5.5	—	—	5.5
Loss from continuing operations attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Common stock issued, net	—	—	4,684,615	—	—	—	28.3	—	—	—	28.3
Common stock acquired	—	—	(9,229)	—	9,229	(0.1)	—	—	—	—	(0.1)
Issuance of restricted common stock, net of forfeitures	—	—	73,394	—	(21,346)	0.2	(0.2)	—	—	—	—
Common stock options exercised	—	—	150,000	—	—	—	0.8	—	—	—	0.8
Common stock warrant consideration	—	—	—	—	—	—	0.1	—	—	—	0.1
Share-based compensation expense	—	—	—	—	—	—	1.1	—	—	—	1.1
Balance, December 31, 2014	—	—	17,099,882	—	—	—	482.0	(396.3)	—	(0.1)	85.6
Net loss attributable to Real Industry, Inc.	—	—	—	—	—	—	—	(6.9)	—	—	(6.9)
Earnings from continuing operations attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1	0.1
Common stock issued, net	—	—	11,304,673	—	—	—	63.3	—	—	—	63.3
Common stock acquired	—	—	(9,698)	—	9,698	(0.1)	0.1	(0.1)	—	—	(0.1)
Issuance of restricted common stock, net of forfeitures	—	—	240,990	—	—	—	—	—	—	—	—
Common stock options exercised	—	—	229,892	—	—	—	1.2	—	—	—	1.2
Exercise of Warrants	—	—	26,027	—	—	—	0.2	—	—	—	0.2
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	—	—	—	0.8	0.8
Share-based compensation expense	—	—	—	—	—	—	1.5	—	—	—	1.5

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
(In millions, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Dividends and accretion on Redeemable Preferred Stock	—	—	—	—	—	—	(2.3)	—	—	—	(2.3)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Balance, December 31, 2015	—	—	28,891,766	—	9,698	(0.1)	546.0	(403.3)	(1.0)	0.8	142.4
Net loss attributable to Real Industry, Inc.	—	—	—	—	—	—	—	(102.9)	—	—	(102.9)
Earnings from continuing operations attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.3	0.3
Issuance of restricted common stock, net of forfeitures	—	—	460,064	—	(17,862)	0.2	(0.2)	—	—	—	—
Common stock options exercised	—	—	27,500	—	(4,284)	—	0.1	—	—	—	0.1
Exercise of Warrants	—	—	7,552	—	12,448	(0.1)	0.2	—	—	—	0.1
Share-based compensation expense	—	—	—	—	—	—	3.6	—	—	—	3.6
Dividends and accretion on Redeemable Preferred Stock	—	—	—	—	—	—	(3.0)	—	—	—	(3.0)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(6.1)	—	(6.1)
Balance, December 31, 2016	—	$—	29,386,882	$—	—	$—	$546.7	$(506.2)	$(7.1)	$1.1	$34.5

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$(102.6)	$(6.8)	$5.4
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of income taxes	(0.6)	(24.9)	(5.5)
Depreciation and amortization	48.6	32.5	0.1
Deferred income taxes	(3.9)	(2.1)	(5.1)
Change in fair value of common stock warrant liability	(2.4)	1.5	(3.7)
Share-based compensation expense included in Corporate and Other	3.6	1.3	1.0
Amortization of debt issuance costs	5.1	4.3	—
Unrealized losses (gains) on derivative financial instruments	(1.0)	0.8	—
Unrealized foreign exchange losses on intercompany loans	2.1	—	—
Amortization of inventories and supplies purchase accounting adjustments	1.1	9.2	—
Goodwill and identifiable intangible asset impairment	61.9	—	—
Equity in loss of equity method investments	1.1	—	—
Other, net	2.6	1.5	(1.2)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14.1)	3.7	—
Financing receivable	4.3	33.4	—
Inventories	(9.6)	44.6	—
Prepaid expenses, supplies and other current assets	(2.4)	0.9	2.1
Debt and equity offering costs	—	—	(14.5)
Other noncurrent assets	(0.5)	(2.0)	0.2
Trade payables	18.3	(8.2)	—
Accrued liabilities	(4.8)	19.1	5.1
Other noncurrent liabilities	2.4	(1.7)	0.3
Net cash provided by (used in) operating activities of discontinued operations	0.1	(13.9)	1.8
Net cash provided by (used in) operating activities	9.3	93.2	(14.0)
Cash flows from investing activities:
Acquisition of business, net of cash and restricted cash	(23.6)	(524.5)	—
Proceeds from sale of NABCO	—	77.9	—
Purchases of property and equipment	(30.8)	(26.0)	(0.1)
Other, net	(0.1)	(0.7)	3.1
Net cash used in investing activities of discontinued operations	—	—	(0.1)
Net cash provided by (used in) investing activities	(54.5)	(473.3)	2.9
Cash flows from financing activities:
Payment of NABCO outstanding debt	—	(14.3)	—
Proceeds from Asset-Based Facility, net of issuance costs	130.0	126.1	—
Proceeds from the Term Loan	1.5	—	—
Repayments on capital leases, the Term Loan and the Asset-Based Facility	(97.8)	(108.3)	—
Proceeds from issuance of Senior Secured Notes, net of debt issuance costs	—	290.2	—
Proceeds from exercise of common stock options and Warrants	0.1	1.4	0.9
Proceeds from issuance of common stock, net of issuance costs	—	63.3	28.3
Other, net	1.2	—	(0.1)
Net cash used in financing activities of discontinued operations	—	(0.4)	(3.1)
Net cash provided by financing activities	35.0	358.0	26.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(0.4)	(0.3)	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(10.6)	(22.4)	14.9
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	43.3	65.7	50.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$32.7	$43.3	$65.7

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

The Real Alloy Business, operating as Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy processes aluminum scrap and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-seven facilities strategically located throughout North America and Europe. On November 1, 2016 Real Alloy completed the purchase of select assets of Beck Aluminum Alloys. The Beck Aluminum Alloys facilities primarily produce high-purity foundry alloys from aluminum scrap to supply the automotive, wheel and recreational equipment casting industries.

Our focus is supporting the performance of Real Alloy, as well as evaluating potential acquisition targets. We seek to acquire significant ownership interests in businesses with talented and experienced management teams, strong margins, and sustainable competitive advantages. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

The assets and liabilities and results of operations of NABCO are included in discontinued operations for all periods presented as a result of its sale in the first quarter of 2015, and the Company’s strategic shift in operations. Discontinued operations also includes certain assets and liabilities related to the former businesses of our subsidiary, SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”). See Note 19—Discontinued Operations for additional information about NABCO and other discontinued operations.

NOTE 2—PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and comprise the accounts of Real Industry and its wholly owned and majority owned subsidiaries. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”).

During the quarter ended September 30, 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine, LLC (“Cosmedicine”), or liquidate its assets over the next twelve months. The potential sale or liquidation of Cosmedicine does not represent a strategic shift in operations and will not have a major effect on the consolidated financial results of Real Industry. See Note 4—Restructuring and Exit-Related Charges for additional information about the sale of Cosmedicine.

Accounting Policies

Basis of Consolidation

The Company evaluates its relationship with other entities for consolidation and to identify whether such entities are variable interest entities (“VIE”) and to assess whether the Company is the primary beneficiary of such entities. As of December 31, 2016, the Company has one VIE that is treated as an unconsolidated equity method investment. All intercompany transactions have been eliminated in consolidation.

Use of estimates

Management has made a number of estimates and assumptions relating to the Company’s assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in accordance with GAAP. Significant areas requiring the use of management estimates relate primarily to valuation of long-lived assets, including goodwill and intangible assets, environmental liabilities, asset retirement obligations, pension benefits, litigation reserves, valuation of deferred income taxes, and the loan repurchase reserve. Actual results could differ from those estimates.

Revenue recognition, shipping and handling costs, and advertising costs

Revenues are recognized when title transfers and the risk of loss passes to the customer. This typically occurs when the goods reach their destination, depending on individual shipping terms. For customer-owned toll material, revenue is recognized upon the performance of the tolling service for the customers. For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within cost of sales in the consolidated statements of operations. Advertising costs, totaling $0.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively, are expensed as incurred and included in SG&A expenses. There were no advertising costs incurred in the year ended December 31, 2014.

For the years ended December 31, 2016 and 2015, 12% and 14%, respectively, of our consolidated revenues were attributable to Nemak who is serviced from our RANA and RAEU segments, and 11% and 10%, respectively, of our consolidated revenues were attributable to Honda Motor Company who is serviced from our RANA Segment. There was no concentration of revenues for the year ended December 31, 2014. Consolidated revenues in 2014 were not material.

Business combinations

Business combinations are accounted for using the acquisition method where the purchase price paid is allocated to the assets acquired and liabilities assumed, and noncontrolling interest, if applicable, based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.

Equity method investment

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We evaluate our relationships with other entities to identify whether such entities are VIEs and to assess whether we are the primary beneficiary of such entities. In determining the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us to provide financial support; our ability to control or significantly influence key decisions for the VIE; and material intercompany transactions. Significant judgments related to these determinations include estimates about the future fair values and performance of these VIEs and general market conditions. In the event that we are a primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE are included in the consolidated financial statements regardless of the percentage of voting interests owned.

In applying the equity method, we record our investment at cost, and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee or utilizing a hypothetical liquidation at book value methodology, as appropriate. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment, classified in other noncurrent assets in the consolidated balance sheets. Our proportionate share of net income is reported in other nonoperating income in the consolidated statements of operations. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss would be recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There was no impairment loss recorded on the equity method investment for the year ended December 31, 2016. We did not hold any equity method investments in the years ended December 31, 2015 or 2014. As of December 31, 2016, we have one VIE that is treated as an unconsolidated investment, Beck Trading, which has a carrying value of $5.0 million. Including trade accounts receivable due from Beck Trading, our maximum loss exposure is $11.8 million.

Fair value measurements

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net earnings (loss) attributable to Real Industry, foreign currency translation adjustments and pension benefit adjustments, and is presented in the consolidated statements of comprehensive income (loss). As of December 31, 2016 and 2015, $11.2 million and $7.2 million, respectively, of accumulated other comprehensive loss is related to losses on the foreign currency effect on intercompany loans that are of a long-term investment nature. See Note 12—Accumulated Other Comprehensive Loss for additional information about the components of and activity in accumulated other comprehensive income (loss).

Foreign currency translation and transactions

Certain of Real Alloy’s international subsidiaries use the local currency as their functional currency. Real Alloy translates all of the amounts included in the consolidated statements of operations from its international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of the Company’s stockholders’ equity. Currency translation adjustments accumulate in the Company’s stockholders’ equity until the disposition or liquidation of the international entities. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other, net in the consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than the functional currencies resulted in transactional gains of $0.3 million for the year ended December 31, 2015. There were no transactional gains or losses in the year ended December 31, 2016, and there were no assets or liabilities denominated in foreign currencies in the year ended December 31, 2014.

Additionally, Real Alloy maintains long-term intercompany loans between its U.S. and foreign jurisdiction entities, which were established in the subsidiaries’ functional currency and, due to their long-term nature, any currency related effects are recorded as a component of accumulated other comprehensive loss. The effects of exchange rates on intercompany loans held by Real Alloy’s international subsidiaries that are not long-term in nature are recognized in current period earnings. The Company recorded $2.4 million of losses, $1.3 million of losses and no gains or losses related to the impact of foreign exchange rates on intercompany loans during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Real Alloy does not account for its derivative financial instruments as hedges. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period and are excluded from Segment Adjusted EBITDA. The changes in fair value of derivative financial instruments and the associated gains and losses realized upon settlement are recorded in losses on derivative financial instruments in the consolidated statements of operations. All realized gains and losses are included within net cash provided by (used in) operating activities in the consolidated statements of cash flows. Real Alloy is exposed to losses in the event of nonperformance by its derivative counterparties. The counterparties’ creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure appropriate concentrations of credit outstanding to any particular counterparty. Although nonperformance by counterparties is possible, we do not currently anticipate nonperformance by any of these parties.

Restructuring and exit-related charges

Restructuring charges consist of severance, contract termination and other restructuring-related charges. A liability for severance costs is typically recognized when a plan of termination has been communicated to affected employees and is measured at its fair value at the communication date. Contract termination costs consist primarily of costs that will continue to be incurred under operating leases for their remaining terms without economic benefit to the Company. A liability for contract termination costs is recognized at the date the Company ceases using the rights conveyed by the lease contract and is measured at its fair value, which is determined based on the remaining contractual lease rentals reduced by estimated sublease rentals. A liability for other restructuring-related charges is measured at its fair value in the period in which the liability is incurred. Exit-related charges include the impairment of inventories and intangible assets related to the planned sale of Cosmedicine, there were no exit-related charges associated with the closure of the Sherman Oaks office.

Cash and cash equivalents, and restricted cash and restricted cash equivalents

Cash and cash equivalents include cash on hand, cash on deposit at financial institutions and other short-term liquid investments. Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid investment instruments with maturities of three months or less at the acquisition date are classified as cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is considered restricted cash or restricted cash equivalents and classified in prepaid expenses, supplies and other current assets or other noncurrent assets. See Note 11—Prepaid Expenses, Supplies, Other Assets, and Accrued and Other Liabilities and Note 20—Supplemental Cash Flow Information for additional information about restricted cash and restricted cash equivalents.
Trade accounts receivable

The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated sales returns and allowances, and uncollectible accounts to reflect any losses anticipated and charged to the provision for doubtful accounts. Credit is extended to our customers based on an evaluation of their financial condition; generally, collateral is not required. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Receivables are charged off against the reserve for doubtful accounts when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations.

The following table presents activity related to the Company’s allowance for doubtful accounts:

	Year Ended December 31,
(In millions)	2016	2015
Balance, beginning of period	$0.3	$—
Expenses for sales returns and allowances, and uncollectible accounts, net of recoveries	(0.1)	0.3
Balance, end of period	$0.2	$0.3

As of December 31, 2016, three customers accounted for more than 10%, but less than 20%, of total trade accounts receivable and the top ten customers represented approximately 60.1% of total trade accounts receivable.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a factoring facility (the “Factoring Facility”), under which Real Alloy sells certain of its trade accounts receivables in Europe. The agreement results in true sales of transferred receivables, as defined by GAAP, which occurs when receivables are transferred to a purchaser without recourse to Real Alloy. Such amounts are reported as financing receivable in the consolidated balance sheets until proceeds from such sales are received from the counterparty, and are categorized as a Level 2 measurement in the fair value hierarchy. Cash proceeds from such sales are generally received within thirty days and are included in operating cash flows.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. At Real Alloy, cost is determined primarily on the average cost method and includes material, labor and overhead related to the manufacturing process, as applicable. The value of inventories acquired in business combinations is recorded at fair value and any fair value adjustment is amortized to cost of sales over the applicable inventory turn. During the year ended December 31, 2016, no single supplier represented more than 10% of metal purchases and the top ten suppliers accounted for 25.0% of total metal purchases. Cosmedicine acquired its specialty cosmetics inventory as fully packaged finished goods, ready for sale to consumers. Cosmedicine’s inventory cost was determined on the average cost method until it was written down to estimated net realizable value.

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

Property, plant and equipment, identifiable intangible assets, and other long-lived assets that have definite lives are evaluated for impairment when events or changes in circumstances, or a triggering event, indicate that the carrying value of the assets may not be recoverable. Upon the occurrence of a triggering event, the impacted assets are reviewed to assess whether the undiscounted cash flows expected for the use of the asset, plus residual value from the ultimate disposal, exceeds the carrying value of the assets. If the carrying value exceeds the estimated recoverable amounts, the assets are written down to fair value. As of December 31, 2016, no impairment on property, plant and equipment has been recognized.

Goodwill and identifiable intangible assets

As a result of acquisitions, we have goodwill and other identifiable intangible assets. In business combinations, goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Accounting for acquired goodwill in accordance with GAAP requires significant judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in business combinations. Goodwill is not amortized, rather, it is evaluated for impairment on an annual basis, or more frequently when a triggering event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such impairment evaluations compare the reporting unit’s estimated fair value to its carrying value.

Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units, which are defined by GAAP as operating segments or, in certain situations, one level below the operating segment. The impairment test is a two-step process, which requires us to make judgments in determining what assumptions to use in the calculations. The first step of the process consists of estimating the fair value of each reporting unit based on discounted cash flow (“DCF”) models and guideline public company (“GPC”) information, using revenue and profit forecasts, and comparing those estimated fair values with the carrying values, which include allocated goodwill. These projections include assumptions about volumes, prices, margins, mix and other operating costs. Other key assumptions included in the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on the current cost of capital in the market, adjusted for the risks associated with our operations.

Annual goodwill impairment testing

In conducting our goodwill impairment test for 2016, we utilized a combination of DCF and GPC approaches to estimate the fair value of our reporting units required to be tested for impairment. Each of the DCF and GPC approaches were weighted 50%. These nonrecurring fair value measurements are primarily determined using unobservable inputs and, accordingly, are categorized within Level 3 of the fair value hierarchy. The DCF and GPC analyses are based on our projected financial information, which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the estimation of the fair value of our reporting units.

Under the DCF approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on management’s estimate of revenue growth rates and operating margins and take into consideration industry and market conditions, as well as company specific economic factors. The DCF calculations also include a terminal value calculation that is based on an expected long-term growth rate for the applicable reporting unit. The discount rate is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. The weighted average cost of capital used in the income approach ranged from 10.0% to 10.5%, and a long-term growth rate of 3% was used and was determined based on estimated future gross domestic product. Other significant assumptions include future capital expenditures and changes in working capital requirements.

Under the GPC approach, we identify a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, and size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected revenues and EBITDA. The calculated range of multiples for the comparable companies used was generally consistent with the purchase multiples in the Real Alloy Acquisition, which was applied to projected EBITDA and revenues to determine a range of fair values as of October 1, 2016, which is applied to our historical and projected EBITDA and revenues, respectively, to determine a range of fair values as of October 1, 2016.

Based on the results of step one of the 2016 goodwill impairment test, we determined that the estimated fair value of RAEU, including goodwill, exceeded its carrying value by $17.5 million. Accordingly, goodwill was not considered impaired and the second step of the goodwill impairment test was not required, however, we determined that the estimated fair value of RANA, including goodwill, was lower than its carrying value. Accordingly, goodwill was considered impaired. Step two of the goodwill impairment test resulted in a $61.8 million impairment charge. There was no goodwill impairment as of December 31, 2015.

Identifiable intangible assets consist primarily of customer relationships recognized in business combinations. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Identifiable intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets or liabilities may not be recoverable and exceed their fair value. If an impairment loss exists, the carrying amount of the identifiable intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. During the year ended December 31, 2016 we recognized impairment on identifiable intangible assets of $0.1 million related to product formulations at Cosmedicine. As of December 31, 2015, no impairment had been recognized on identifiable intangible assets.

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

Common stock warrant liability

In June 2010, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock (the “Warrants”) were issued for an aggregate cash purchase price of $0.3 million. The Warrants have a term of ten years and had an original exercise price of $10.30 per share. The Warrants include anti-dilution and pricing protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company is issued at a price per share less than the then-current exercise price during the term of the Warrants, excluding issuances under the Company’s equity award and incentive programs. As a result of the Rights Offering in February 2015, in which the Company issued shares for $5.64 per share, the exercise price of the Warrants was reduced to, and as of December 31, 2016 remains, $5.64 per share. The Warrants are financial instruments classified as derivative liabilities and are re-measured at fair value at each reporting date and on each Warrant exercise date. The fair value of Warrants exercised is reclassified to additional paid-in capital. Other changes in the common stock warrant liability are recognized in nonoperating income or expense.

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

Asset retirement obligations represent the present value of estimated future obligations associated with the retirement of tangible long-lived assets. Our asset retirement obligations relate primarily to capping our three landfills, as well as costs related to the future removal of asbestos and underground storage tanks at various recycling facilities. The estimated fair value of such legal obligations is recognized in the period in which the obligations are incurred, and capitalized as part of the carrying amount of the associated long-lived asset. These estimated fair values are based upon the present value of future cash flows expected to be required to satisfy the obligations. Determining the estimated fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. Estimates of future cash flows are obtained primarily from engineering consulting firms. The present value of the obligations is accreted over time while the capitalized costs are depreciated over the remaining estimated useful lives of the related assets. Short-term asset retirement obligations are classified in accrued liabilities, while long-term asset retirement obligations are classified as other noncurrent liabilities.

Pension benefits

The Company measures the costs of its obligations under defined pension plans based on its health care cost trends and actuarial assumptions, including discount rates, mortality rates, assumed rates of return, compensation increases, and turnover rates. Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions including a discount rate and the expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets, compensation increases and turnover are based upon historical information and future expectations (calculated using the fair value of plan assets). See Note 14—Employee Benefit Plans for more information about the assumptions used to determine the pension benefit obligation as of December 31, 2016 and 2015.

Management reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive loss and amortized to net periodic benefit expense over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. Net periodic benefit expense is recognized as employees render the services necessary to earn these post-retirement benefits.

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

Income taxes

Deferred income taxes are computed using the liability method, under which deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. As a result of generating operating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of certain of its deferred tax assets and, as such, has placed a full valuation allowance of $400.6 million and $377.0 million on its U.S. deferred tax assets, and a $5.4 million valuation allowance on its foreign deferred tax assets as of December 31, 2016 and 2015, respectively. In the year ended December 31, 2014, the Company released $5.1 million of the deferred tax valuation allowance based on expected future taxable income. In future years, U.S. tax benefits and related U.S. deferred tax assets will be recognized if the Company considers realization of the net U.S. deferred tax assets to be more likely than not, or to the extent that U.S. deferred tax liabilities are recognized in connection with business combinations.

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

As of December 31, 2016, discontinued operations includes only legacy litigation, primarily home mortgage foreclosure cases in which the Company has no ongoing association with the mortgage or foreclosure. Refer to Note 19—Discontinued Operations for assets, liabilities, and financial results of the components of the Company designated as discontinued operations. Significant accounting policies specific to assets and liabilities of discontinued operations are described under “Repurchase reserve” below.

Repurchase reserve

Pursuant to Fremont’s subprime residential mortgage business, Fremont’s primary operating subsidiary FIL sold loans and made customary standard industry representations and warranties about the loans. SGGH may be required to repurchase certain loans should a court find that FIL breached certain representations and warranties provided to counterparties that purchased the loans. SGGH maintains a repurchase reserve pursuant to Topic 460, Guarantees and Topic 450, Contingencies, for the estimated losses expected to be incurred due to outstanding loan repurchase claims, as well as potential future loan repurchase claims. The reserve is based on historical repurchase settlements, expected future repurchase trends for loans sold in whole loan sale transactions, and the expected valuation of such loans when repurchased. The estimated reserve is based upon currently available information and is subject to known and unknown uncertainties using multiple assumptions requiring significant judgment. Actual results may vary significantly from the current estimate. The repurchase reserve is relieved when a claim is settled or as our exposure decreases as the statute of limitations run on existing claims. As of December 31, 2016 and 2015, the repurchase reserve was zero and $0.7 million, respectively.

Recent Accounting Standards Updates

The following provides information about recent Accounting Standards Updates (“ASU” or “Update”) issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the operations of the Company.

Updates adopted in 2016

Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which provided improvements to GAAP by, among other things, eliminating the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments that are measured at amortized cost on the balance sheet, and requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted.

We are adopting the amendments provided in ASU 2016-01 in these consolidated financial to improve our fair value disclosures of financial instruments. The adoption of this Update will have no impact on our consolidated financial position or results of operations and will not have a significant impact on our financial statement disclosures.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which provided that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The effective date for this Update is for fiscal years beginning after December 15, 2017, however early adoption is permitted.

We are adopting the amendments provided in ASU 2016-18 in these consolidated financial statements to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this Update are applied using a retrospective transition method to each period presented. The following tables provides details of the impact the amendments in this Update had on our consolidated statements of cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015
(In millions)	As Previously Reported	Impact of Adoption	As Currently Reported
Cash flows from operating activities:
Prepaid expenses, supplies and other current assets	3.7	(2.8)	0.9
Other noncurrent assets	(5.4)	3.4	(2.0)
Net cash used in operating activities of discontinued operations	(14.0)	0.1	(13.9)
Net cash provided by operating activities	92.5	0.7	93.2
Cash flows from investing activities:
Acquisition of business, net of cash	(524.7)	0.2	(524.5)
Proceeds from sale of NABCO	74.1	3.8	77.9
Net cash used in investing activities	(477.3)	4.0	(473.3)
Cash flows from financing activities:
Net cash provided by financing activities	358.0	—	358.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(0.3)	—	(0.3)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(27.1)	4.7	(22.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	62.9	2.8	65.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$35.8	$7.5	$43.3

	Year Ended December 31, 2014
(In millions)	As Previously Reported	Impact of Adoption	As Currently Reported
Cash flows from operating activities:
Net cash used in operating activities	(14.0)	—	(14.0)
Cash flows from investing activities:
Net cash provided by investing activities	2.9	—	2.9
Cash flows from financing activities:
Net cash provided by financing activities	26.0	—	26.0
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	14.9	—	14.9
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	48.0	2.8	50.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$62.9	$2.8	$65.7

See Note 20—Supplemental Cash Flow Information for additional disclosures required by this Update.

Updates not yet effective

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which was the result of a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions and geographies. This Update will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue that is recognized. This Update is effective for fiscal years beginning after December 15, 2017, following issuance of ASU 2015-14, which deferred the effective date one year.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies two aspects of Topic 606, identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. This Update is intended to clarify the operability and understandability of the licensing implementation guidance and will be effective for the Company in conjunction with the effective date of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, this Update clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09.

We have formed a task force to understand and implement the new revenue recognition standard. The task force is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. We expect to adopt this standard using the modified retrospective approach and anticipate that the adoption will result in an increase to the revenue disclosures in the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued ASU 2016-06, which clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when an option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks. The amendments provided for in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications in the statement of cash flows. This amendments provided for in this Update will be effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements and related disclosures.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, which provided, among other things, that distributions received from equity method investees be classified using one of two possible methods, a cumulative earnings approach or a nature of distribution approach. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3—BUSINESS COMBINATIONS

Beck Alloys

On November 1, 2016, Real Alloy, acquired certain assets of Beck Aluminum Alloys Ltd. (“Beck Alloys”) and 49% of the voting interests of Beck Aluminum International, LLC (“Beck Trading”) from Beck Alloys, Beck Aluminum Corporation and GSB Beck Holdings, Inc. (collectively, the “Beck Sellers”), under an asset and securities purchase agreement (the “Beck Purchase Agreement”). Upon closing, we paid $23.6 million in cash to the Beck Sellers and accounted for the transaction as a business combination (the “Beck Acquisition”), with the purchase price allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation presented below is preliminary, pending final valuation of property, plant and equipment and the equity method investment. We incurred acquisition costs and expenses associated with the Beck Acquisition totaling approximately $1.0 million during the year ended December 31, 2016, which are classified as nonoperating expenses in the consolidated statements of operations.

The following tables provide summary information about the purchase consideration and identifiable assets acquired.

(In millions)
Consideration paid at closing	$23.6
Purchase price allocation:
Inventories	$10.6
Property, plant and equipment	6.8
Equity method investment	6.1
Prepaid expenses, supplies and other current assets	0.1
Estimated fair value of assets acquired	$23.6

Inventories include the estimated fair value of finished goods, work in process and raw materials. The estimated fair value of finished goods was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of work in process considered costs to complete to finished goods and was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of raw materials was based on replacement cost. The $10.6 million of estimated fair value of inventories includes $0.3 million in fair value adjustments, all of which was amortized as noncash charges in cost of sales during the year ended December 31, 2016. See Note 6—Inventories for additional information about inventories as of December 31, 2016.

Property, plant and equipment includes land, site improvements, buildings and building improvements, and machinery, equipment, furniture and fixtures. The estimated fair value of property, plant and equipment was based on appraisals and replacement cost analyses. See Note 7—Property, Plant and Equipment, Net for additional information about property, plant and equipment as of December 31, 2016.

The fair value of property, plant and equipment acquired was estimated as follows:

(In millions)	Estimated Fair Value
Land and improvements	$0.7
Buildings and improvements	2.6
Machinery, equipment, furniture and fixtures	3.5
Property, plant and equipment acquired	$6.8

The fair value of prepaid expenses, supplies and other current assets includes inventory supplies and is based on replacement cost.

The fair value of the equity method investment is based on a discounted cash flow model with various assumptions about growth rates and margins, as well as the cash distribution waterfall, under which Real Alloy receives the first $6.0 million of distributions, thereafter distributions will be based on equity ownership percentages.

The operating results related to the assets acquired from Beck Alloys are included in the Company’s consolidated financial statements from the acquisition date. For the period from the acquisition date to December 31, 2016, the Beck Alloy assets provided revenues of $10.5 million and loss from continuing operations before income taxes of $1.1 million. Additionally, we recognized $1.1 million of loss from equity method investment for the period from November 1, 2016, the closing date, to December 31, 2016.

The following selected unaudited pro forma results of operations of the Company for the years ended December 31, 2016 and 2015 give effect to this business combination as though the transaction occurred on January 1, 2015:

	Year Ended December 31,
(In millions)	2016	2015
Total revenues:
As reported	$1,249.7	$1,145.6
Pro forma	1,326.7	1,285.7
Loss from continuing operations before income taxes:
As reported	$(103.2)	$(31.7)
Pro forma	(112.6)	(46.7)

As of December 31, 2016, Real Alloy had trade accounts receivable and trade payables due from and to Beck Trading of $6.8 million and $0.5 million, respectively. Additionally, as part of the Beck Acquisition, Real Alloy and Beck Trading entered into a Sales Representative and Tolling Agreement whereby, for a defined group of customers, Real Alloy will serve as a sales representative for Beck Trading and will be paid a commission for sales generated. Beck Trading will also serve as a sale representative for Real Alloy, for a defined group of customers, and will be paid a commission for sales generated.

Real Alloy

On February 27, 2015, Real Industry, through its indirect wholly owned subsidiary, Real Alloy, acquired 100% of the voting interests of the Real Alloy Business from Aleris, under a purchase agreement (the “Real Alloy Purchase Agreement”). Upon closing, we paid $496.2 million to Aleris, and an additional $5.0 million of cash and the Redeemable Preferred Stock were placed into escrow to satisfy the indemnification obligations of Aleris under the Real Alloy Purchase Agreement, in which Aleris has agreed to indemnify Real Alloy and its affiliates for certain claims and losses. During the second quarter of 2015, we paid an additional $31.3 million of the purchase price representing the initial working capital adjustment under the Real Alloy Purchase Agreement. The final working capital adjustment totaled $2.4 million and was paid on September 3, 2015.

As part of the transaction, Real Alloy and Aleris entered into a transition services agreement (“TSA”), under which Aleris provides certain customary post-closing transition services to Real Alloy, including information technology services, treasury services, accounts payable, cash management and payroll, credit/collection services, environmental services, and human resource services for periods ranging from three to twenty-four months following the acquisition date. For the years ended December 31, 2016 and 2015, Real Alloy incurred $0.9 million and $7.4 million, respectively, of transition services expenses under the TSA.

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

The following tables provide summary information about the purchase consideration, identifiable assets acquired, liabilities assumed, and goodwill:

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

The estimated fair value of trade accounts receivable was based on the undiscounted receivables management expected to receive from the $150.4 million of total trade accounts receivable at the acquisition date. Due to the short-term nature of the receivables, the undiscounted receivables expected to be collected was estimated to approximate fair value.

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

The fair value of prepaid expenses, supplies and other assets includes a $6.4 million fair value adjustment related to inventory supplies, which under Real Alloy’s accounting policy had been expensed, but remained available for use as of the acquisition date. The estimated fair value of the supplies was based on replacement cost. Amortization of $0.8 million and $5.6 million of the fair value adjustment related to supplies was amortized as noncash charges in cost of sales during the years ended December 31, 2016 and 2015.

The fair value of trade payables and accrued liabilities were estimated to approximate carrying value due to the short-term nature of the liabilities, except for the toll liability, which was adjusted by $0.6 million as part of the inventory fair value adjustment, all of which was recognized in cost of sales in the year ended December 31, 2015.

Accrued pension benefits include defined benefit plans for German employees. The plans are based on final pay and service, but some senior officers are entitled to receive enhanced pension benefits. Benefit payments are financed, in part, by contributions to a relief fund that establishes a life insurance contract to secure future pension payments. Based on statutory pension contribution calculations proscribed under German law, the plans were substantially underfunded. The unfunded statutory accrued pension costs are covered under a pension insurance association under German law should Real Alloy, or its subsidiaries, be unable to fulfill their pension obligations.

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

Other liabilities assumed include asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets, which primarily relate to the requirement to cap three landfills, as well as costs related to the future removal of asbestos and underground storage tanks at various facilities. The estimated fair value was based upon the present value of the future cash flows expected to be required to satisfy the obligation using discount rates ranging from 6.7 % to 13.2%. Determining the fair value of asset retirement obligations requires judgment, including estimates of the credit adjusted interest rate and estimates of future cash flows. The present value of the obligations is accreted over the useful life of the associated assets.

Based on the estimated fair value of assets acquired and liabilities assumed, goodwill of $104.6 million was attributable to Real Alloy’s strong management team, assembled workforce and its defensible market share.

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

NOTE 4—RESTRUCTURING AND EXIT-RELATED CHARGES

We implemented a number of restructuring initiatives designed to reduce operating expenses and to achieve further integration and synergistic cost efficiencies in its operating platform in 2016. On management’s recommendations in the third and fourth quarters of 2016, the Board authorized the sale of Cosmedicine and the move of a majority of the corporate functions in Sherman Oaks, California to Beachwood, Ohio. The sale of Cosmedicine does not represent a strategic shift in the operations of the Company and, therefore, the assets, liabilities and results of its operations, including accrued restructuring and exit-related charges, are included in continuing operations. As of December 31, 2016, Cosmedicine’s identifiable intangible assets, totaling $0.1 million, were impaired, and inventories were written down to estimated net realizable value of $0.1 million, which management expects will be sold in 2017.

Additionally, in the first quarter of 2016, Real Alloy implemented a number of operating efficiency initiatives, right-sizing the operations in two plants. In connection with the sale of Cosmedicine, the move of the corporate function to Beachwood, and the operating efficiencies at Real Alloy, we incurred employee post-termination benefits and asset impairments, classified in other operating expenses, net in the consolidated statements of operations, as presented below in the year ended December 31, 2016:

(In millions)
Employee terminations:
Real Industry	$0.3
Real Alloy	1.0
Cosmedicine	0.1
Total employee terminations	1.4
Asset impairments:
Inventories (Cosmedicine)	0.7
Identifiable intangible assets (Cosmedicine)	0.1
Total asset impairments	0.8
Total restructuring and exit-related charges	$2.2

There were no restructuring or exit-related charges recognized in the years ended December 31, 2015 and 2014.

NOTE 5—FINANCING RECEIVABLE

The financing receivable relates to proceeds receivable from the sale of trade accounts receivable under the Factoring Facility, net of advances taken against the sales proceeds and administrative fees and costs. The following table provides information about the Factoring Facility and financing receivable as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Balance, beginning of period	$32.7	$—
Sales of trade accounts receivable	354.9	431.5
Proceeds from sales of trade accounts receivable	(349.2)	(395.3)
Advances, net against financing receivable	(8.5)	(2.8)
Currency translation adjustments	(1.5)	(0.7)
Balance, end of period	$28.4	$32.7

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50.0 million Factoring Facility, which provides for nonrecourse sales of certain of its trade accounts receivables to a financial institution, subject to certain limitations and eligibility requirements. The Factoring Facility has a termination date of January 15, 2019.

Prior to the collection of proceeds from the transferred receivables, advances against such proceeds are available to the Real Alloy subsidiary, subject to certain limitations and eligibility requirements. Such advances, which totaled $11.3 million and $2.8 million as of December 31, 2016 and 2015, respectively, are recorded as a reduction to the financing receivable in the consolidated balance sheets, due to the counterparty’s right of set off.

The interest rate applicable to advances under the Factoring Facility is the three-month EURIBOR (daily rate) fixed on the last business day of a month for the following month, plus 1.65%. Interest expense on advances was $0.1 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

NOTE 6—INVENTORIES

The following table presents the components of inventories as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Real Alloy:
Finished goods	$45.1	$32.2
Raw materials and work in process	73.1	68.1
Real Alloy inventories	118.2	100.3
Cosmedicine - finished goods	—	0.9
Total inventories	$118.2	$101.2

As of December 31, 2016, Cosmedicine’s inventory was carried at $0.1 million and classified as held for sale in prepaid expenses, supplies and other current assets.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET

The following table presents the components of property, plant and equipment, net as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Land and improvements	$67.5	$65.5
Buildings and improvements	62.8	58.4
Machinery, equipment, furniture and fixtures	223.0	201.7
Construction work in progress	10.3	6.2
Property, plant and equipment	363.6	331.8
Accumulated depreciation	(74.4)	(30.3)
Property, plant and equipment, net	$289.2	$301.5

Capital lease assets totaled $7.6 million and $4.5 million as of December 31, 2016 and 2015, respectively. Capital lease amortization is included in depreciation expense. Accumulated depreciation on capital lease assets totaled $2.7 million and $0.5 million as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, zero, $0.6 million and zero of interest was capitalized in connection with capital projects.

The following table provides depreciation expense and repair and maintenance expense for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Depreciation expense included in cost of sales	$45.0	$29.9	$—
Depreciation expense included in selling, general and administrative expenses	1.2	0.6	0.1
Total depreciation expense	$46.2	$30.5	$0.1
Repair and maintenance expense	$45.6	$34.0	$—

NOTE 8—GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table reflects the activity associated with goodwill during the years ended December 31, 2016 and 2015:

(In millions)	RANA	RAEU	Total
Balance, December 31, 2014	$—	$—	$—
Acquisition of Real Alloy	95.4	9.2	104.6
Currency translation adjustments	—	(0.3)	(0.3)
Balance, December 31, 2015	95.4	8.9	104.3
Impairment	(61.8)	—	(61.8)
Currency translation adjustments	—	(0.3)	(0.3)
Balance, December 31, 2016	$33.6	$8.6	$42.2

Identifiable intangible assets consisted of the following as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Customer relationships	$17.0	$17.0
Product formulations	—	0.2
Accumulated amortization	(4.5)	(2.1)
Identifiable intangible assets, net	$12.5	$15.1

As a result of RANA’s margin performance in the second half of 2016, and the year over year reduction in volume, the Company took a $61.8 million goodwill impairment charge in 2016.

The following table presents the estimated amortization of identifiable intangible assets in future periods:

(In millions)
2017	$2.4
2018	2.4
2019	2.4
2020	2.4
2021	2.4
Thereafter	0.5
Amortization of identifiable intangible assets	$12.5

NOTE 9—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Senior Secured Notes:
Principal amount outstanding	$305.0	$305.0
Unamortized original issue discount and debt issuance costs	(10.1)	(14.3)
Senior Secured Notes, net	294.9	290.7
Asset-Based Facility:
Principal amount outstanding	57.0	22.0
Unamortized debt issuance costs	(1.5)	(2.4)
Asset-Based Facility, net	55.5	19.6
Term Loan	1.5	—
Capital leases	4.6	4.1
Current portion of long-term debt	(2.3)	(2.3)
Total long-term debt, net	$354.2	$312.1

Long-term debt

Senior Secured Notes

On January 8, 2015, Real Alloy, as successor to SGH Escrow, completed a private placement of $305.0 million aggregate principal of 10% senior secured notes (the “Senior Secured Notes”) at a price of 97.206% of the principal amount thereof to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Senior Secured Notes were issued pursuant to an indenture, dated as of January 8, 2015 (the “Indenture”) between Real Alloy, as successor to SGH Escrow, Real Alloy Intermediate Holding, LLC (Real Alloy’s parent, “Real Alloy Parent”), and Wilmington Trust, National Association (“Wilmington”), as trustee and notes collateral trustee.

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

The Indenture, among other things, limits Real Alloy and its restricted subsidiaries’ (as defined in the Indenture) ability to: incur additional indebtedness or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with Real Alloy’s affiliates; or enter into any sale and leaseback transactions. These covenants are subject to important exceptions and qualifications. As of December 31, 2016, Real Alloy was in compliance with all applicable covenants under the Indenture and Pledge and Security Agreement.

The Senior Secured Notes mature on January 15, 2019 and interest is payable on January 15 and July 15 of each year, commencing on July 15, 2015, through the date of maturity. For the years ended December 31, 2016 and 2015, interest expense associated with the Senior Secured Notes was $34.7 million and $33.4 million, respectively, including $4.2 million and $3.6 million, respectively, of noncash expense related to the amortization of the original issue discount and debt issuance costs.

Asset-Based Facility

On February 27, 2015, a wholly owned domestic subsidiary of Real Alloy and an affiliate of Real Alloy entered into a $110.0 million asset-based facility that matures on October 17, 2018 (the “Asset-Based Facility”). The Asset-Based Facility is secured by a first priority lien on the borrowers and, to the extent no adverse tax impact would be incurred, Real Alloy’s foreign subsidiaries’ accounts receivable, inventories, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility is determined based on eligible accounts receivable and eligible inventory. U.S. dollar denominated loans under the U.S. sub-facility of the Asset-Based Facility bear interest at the borrowers’ option of either (i) at 1-, 2-, 3- or 6-month interest periods at LIBOR, or (ii) the Base Rate (as defined below), in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. The “Base Rate” is equal to the greater of (a) the U.S. prime rate, (b) the U.S. Federal Funds Rate plus 50 basis points, and (c) the sum of LIBOR plus a margin based on the amount of the excess availability under the Asset-Based Facility. Canadian dollar denominated loans under the Canadian sub-facility of the Asset-Based Facility bear interest at the borrowers’ option of either (i) at 1-, 2-, 3- or 6-month interest periods at an average Canadian interbank rate, or (ii) floating at the greater of the Canadian prime rate or the average 30-day Canadian interbank rate plus 1.35%, in each case plus a margin based on the amount of the excess availability under the Asset-Based Facility. Events of default will trigger an increase of 2.0% in all interest rates. Interest is payable monthly in arrears, except for LIBOR loans and Canadian interbank rate loans, for which interest is payable at the end of each relevant interest period. The Asset-Based Facility provides for the issuance of up to $25.0 million of letters of credit. In addition to paying interest on any outstanding principal under the Asset-Based Facility, the borrowers are required to pay commitment fees in respect of unutilized commitments ranging from 0.25% to 0.38% based on average utilization for the applicable period. On the initial funding date, the borrowers paid a 1.0% funding fee. For the years ended December 31, 2016 and 2015, interest expense associated with the Asset-Based Facility was $2.2 million and $0.7 million, respectively, including $0.9 million and $0.7 million, respectively, related to the amortization of debt issuance costs.

As of December 31, 2016, Real Alloy had available borrowing capacity of $37.3 million under the Asset-Based Facility, after giving effect to the outstanding letters of credit of $3.7 million. As of December 31, 2016, the borrowers were in compliance with all applicable covenants under the Asset-Based Facility.

Term Loan

In connection with the Beck Acquisition, Real Alloy entered into a $1.5 million term loan (the “Term Loan”). Interest is payable monthly at a floating rate of 2.75% over LIBOR, with principal due in sixty equal monthly installments and a maturity date of November 2021. The Term Loan is secured by certain assets acquired in the Beck Acquisition. Interest expense on the Term Loan was not material in the year ended December 31, 2016. As of December 31, 2016, the borrowers were in compliance with all applicable covenants under the Term Loan.

Capital Leases

As part of the Real Alloy Acquisition, the existing capital leases of the Real Alloy Business were assumed, representing primarily mobile and office equipment. In the normal course of operations, Real Alloy enters into capital leases to finance office, mobile, and other equipment for its operations. As of December 31, 2016 and 2015, $2.0 million and $2.3 million, respectively, of the $4.6 million and $4.1 million in total capital lease obligations, respectively were due within the next twelve months.

Redeemable Preferred Stock

On February 27, 2015, as a portion of the purchase price for the Real Alloy Acquisition, redeemable preferred stock with a liquidation preference of $25.0 million (the “Redeemable Preferred Stock”) was issued to Aleris. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the following twelve months, and 9% thereafter. Dividends were paid in-kind for the first two years, and thereafter will be paid in cash beginning in 2017. As of December 31, 2016, the dividend rate was 8%. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

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

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control under the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company may redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock held by Aleris and its subsidiaries has a liquidation preference of $28.5 million as of December 31, 2016, and is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement). The maximum redemption amount if redeemed by the holder on August 27, 2020, their earliest redemption date, is $28.5 million.

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument at issuance, calculated using a discounted cash flow analysis using the Hull & White model, with an original term of sixty-six months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 17.5% credit spread adjustment to a zero coupon yield curve, which is being accreted to the redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months from issuance, using the effective interest method.

The following table presents the activity related to the carrying value of Redeemable Preferred Stock during the years ended December 31, 2016 and 2015:

(In millions)
Balance, December 31, 2014	$—
Fair value of Redeemable Preferred Stock issued	19.6
Dividends on Redeemable Preferred Stock, in-kind	1.5
Accretion of fair value adjustment to Redeemable Preferred Stock	0.8
Balance, December 31, 2015	21.9
Dividends on Redeemable Preferred Stock, in-kind	2.0
Accretion of fair value adjustment to Redeemable Preferred Stock	1.0
Balance, December 31, 2016	$24.9

The following table presents contractual maturities of long-term debt as of December 31, 2016:

(In millions)
2017	$2.3
2018	58.5
2019	306.4
2020	0.5
2021	0.4
Total	$368.1

NOTE 10—ASSET RETIREMENT OBLIGATIONS

The following table presents activity for asset retirement obligations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015
Balance, beginning of period	$5.0	$—
Obligations assumed in business combination	—	6.5
Revisions and liabilities incurred	0.2	(1.0)
Accretion expense	0.4	0.4
Payments	(0.3)	(0.9)
Balance, end of period	$5.3	$5.0

Of the total asset retirement obligations as of December 31, 2016 and 2015, $0.9 million and $0.9 million, respectively, is classified as accrued liabilities, with the remaining $4.4 million and $4.1 million, respectively, classified as other noncurrent liabilities in the consolidated balance sheets.

NOTE 11—PREPAID EXPENSES, SUPPLIES, OTHER ASSETS, AND ACCRUED AND OTHER LIABILITIES

The following tables provide details of prepaid expenses, other assets, accrued liabilities and other noncurrent liabilities within continuing operations as of December 31, 2016 and 2015:

Prepaid Expenses, Supplies and Other Current Assets
	December 31,
(In millions)	2016	2015
Prepaid expenses	$8.6	$8.0
Inventory supplies	11.8	11.6
Income taxes receivable	2.4	0.9
Restricted cash and restricted cash equivalents	1.0	3.9
Derivative assets	0.6	—
Other	0.2	0.3
Total prepaid expenses, supplies and other current assets	$24.6	$24.7

As of December 31, 2016, inventory held for sale at Cosmedicine with an estimated net realizable value of $0.1 million is included in other within prepaid expenses, supplies and other current assets.

Other Noncurrent Assets
	December 31,
(In millions)	2016	2015
Loans receivable, net	$0.8	$1.0
Utility and other deposits	4.4	3.2
Restricted cash and restricted cash equivalents	4.5	3.6
Other	0.1	0.4
Total other noncurrent assets	$9.8	$8.2

Accrued Liabilities
	December 31,
(In millions)	2016	2015
Employee-related costs	$11.2	$13.5
Accrued interest	14.1	14.0
Toll liability	6.7	8.2
Income taxes payable	5.3	2.0
Environmental liabilities	4.0	4.3
Asset retirement obligations	0.9	0.9
Derivative liabilities	0.4	0.7
Other	3.8	8.2
Total accrued liabilities	$46.4	$51.8

Other Noncurrent Liabilities
	December 31,
(In millions)	2016	2015
Asset retirement obligations	$4.4	$4.1
Other	2.5	1.3
Total other noncurrent liabilities	$6.9	$5.4

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$—	$—	$—
Currency translation adjustments	(6.0)	—	(6.0)
Pension benefit adjustments	—	7.1	7.1
Deferred tax expense on pension benefit adjustment	—	(2.1)	(2.1)
Balance, December 31, 2015	(6.0)	5.0	(1.0)
Current period currency translation adjustments	(2.2)	(0.1)	(2.3)
Pension benefit adjustments	—	(5.1)	(5.1)
Deferred tax benefit on pension benefit adjustments	—	1.5	1.5
Amortization of net actuarial gains	—	(0.3)	(0.3)
Income tax on net actuarial gains	—	0.1	0.1
Balance, December 31, 2016	$(8.2)	$1.1	$(7.1)

The following table summarizes reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2016:

(In millions)	Amount Reclassified
Amortization of defined pension and other postretirement benefit items:
Amortization of net actuarial gains, before income taxes(1)	$0.3
Deferred income tax expense on pension liability adjustments	(0.1)
Gains reclassified into loss, net of income taxes	$0.2
(1)

This component of accumulated other comprehensive loss is included in the computation of net periodic benefit expense. See Note 14—Employee Benefit Plans for additional details on net periodic benefit expense.

NOTE 13—INCOME TAXES

The following table reflects loss from continuing operations before income taxes by domestic and foreign tax jurisdictions for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
U.S.	$(103.4)	$(43.8)	$(8.5)
Foreign	(0.4)	3.0	—
Loss from continuing operations before income taxes	$(103.8)	$(40.8)	$(8.5)

The following table summarizes income tax benefit, within continuing operations, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Current income tax expense (benefit):
Federal	$(1.5)	$(13.9)	$(3.1)
State	0.2	0.4	(0.7)
Foreign	3.2	6.5	—
Total current income tax expense (benefit)	1.9	(7.0)	(3.8)
Deferred income tax expense (benefit):
Federal	(1.6)	1.3	(4.6)
State	0.2	(0.1)	—
Foreign	(1.1)	(3.3)	—
Total deferred income tax benefit	(2.5)	(2.1)	(4.6)
Total income tax benefit	$(0.6)	$(9.1)	$(8.4)

The following table provides a reconciliation of the effective tax rates in the consolidated statements of operations from continuing operations for the years ended December 31, 2016, 2015 and 2014 with the statutory U.S. federal income tax rate of 34.0%:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes	(0.3)%	(0.6)%	4.9%
Foreign income taxes	(0.4)%	(0.4)%	0.0%
Deferred tax valuation allowance	(24.6)%	(26.5)%	(131.3)%
Fair value adjustments	0.0%	(1.2)%	14.7%
Revisions to prior years	(0.1)%	19.1%	171.4%
Goodwill impairment	(9.5)%	0.0%	0.0%
Other permanent items	1.4%	(2.1)%	(0.1)%
Other	0.0%	0.0%	4.7%
Effective tax rate	0.5%	22.3%	98.3%

The following table provides a summary of the activity in the amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Balance, beginning of period	$0.3	$—	$0.3
Additions	0.1	0.3	0.3
Settlements	(0.3)	—	(0.6)
Balance, end of period	$0.1	$0.3	$—

Unrecognized tax benefits as of December 31, 2016 and 2015, the recognition of which would impact the effective tax rate for each year, were $0.1 million and $0.3 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. For the years ended December 31, 2016 and 2015, the interest and penalty amounts were not significant.

The Company has not provided for U.S. income taxes on undistributed earnings of certain non-U.S. subsidiaries, as such amounts are considered permanently reinvested outside the U.S. To the extent foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. It is not practicable to determine the U.S. federal income tax liability that would be payable, if any, should such earnings not be permanently reinvested. As of December 31, 2016, non-U.S. subsidiaries have cumulative unremitted earnings of $25.0 million.

Deferred income taxes are a component of continuing operations and include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes. The components of the Company’s deferred tax assets, liabilities and valuation allowances as of December 31, 2016 and 2015 are summarized in the following table:

	December 31,
(In millions)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$383.0	$366.9
Alternative minimum tax credits	10.2	11.8
Repurchase reserve	—	0.2
Inventories	1.2	0.4
Compensation	3.4	1.1
Pension benefits	6.9	5.7
Intangible assets	13.1	—
Other	1.7	2.1
Total deferred tax assets	419.5	388.2
Deferred tax valuation allowance	(406.0)	(382.4)
Deferred tax assets, net of valuation allowance	13.5	5.8
Deferred tax liabilities:
Property, plant and equipment	(11.5)	(11.4)
Intangible assets	(3.0)	(1.1)
Other	(1.5)	—
Total deferred tax liabilities	(16.0)	(12.5)
Net deferred tax liabilities	$(2.5)	$(6.7)

Management assesses deferred tax assets to consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate taxable income during the periods and in jurisdictions in which the temporary difference become deductible. As a result of generating losses since 2006, among other factors, we determined that sufficient uncertainty exists as to the realizability of our deferred tax assets and have placed a full valuation allowance on the U.S. deferred tax assets. Based on the Company’s analysis of estimated taxable income, including the NABCO sale and the Real Alloy Acquisition, $5.1 million of the deferred tax valuation allowance was released in the year ended December 31, 2014. The following table provides information about the activity of our deferred tax valuation allowance for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Balance, beginning of period	$382.4	$385.6	$375.0
Additions (reductions) recorded in the provision for income taxes	23.6	(5.8)	10.6
Business acquired	—	2.6	—
Balance, end of period	$406.0	$382.4	$385.6

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2010 through 2015 tax years remain open to examination. The activity in 2014 relates to an IRS examination of the Company’s 2003, 2004, 2005 and 2008 tax years, which was completed in March 2014. Due to the existing NOLs, the Company is still subject to audit for certain loss years prior to 2008 by the IRS and by various state taxing authorities as the NOLs for a particular year are utilized. In October 2016, the IRS notified the Company of its intention to audit Real Industry’s 2014 federal tax return. In December 2016, the Canada Revenue Agency notified the Company that it would be conducting a limited review of Real Alloy Canada Ltd’s 2014 corporate income tax return.

As of December 31, 2016, the Company has estimated U.S. federal NOLs of $916.0 million and non-U.S. NOLs of $30.4 million. The U.S. federal NOLs have a 20-year life and begin to expire after the 2027 tax year. Additionally, the Company has state NOLs in amounts that are comparable to the U.S. federal NOLs.

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company’s defined contribution plans cover substantially all U.S. employees. The plans provide for employer contributions and, in some cases, an age- and salary-based contribution. The match of employee contributions under defined contribution plans and supplemental employer contributions for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Company match of employee contributions	$1.6	$1.1	$0.1
Supplemental employer contributions	0.6	0.4	—

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

The following table presents the components of the net periodic benefit expense under the German defined benefit pension plans for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015
Service cost	$0.9	$0.9
Interest cost	1.0	0.7
Amortization of net actuarial gains	(0.3)	—
Expected return on plan assets	(0.1)	(0.1)
Net periodic benefit expense	$1.5	$1.5

The following table reflects changes in projected benefit obligations and plan assets during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015
Changes in projected benefit obligations:
Projected benefit obligations, beginning of period	$42.2	$—
Projected benefit obligations assumed in business combination	—	49.8
Service cost	0.9	0.9
Interest cost	1.0	0.7
Actuarial loss (gain)	5.0	(7.2)
Benefits paid	(1.0)	(0.8)
Currency translation and other	(1.6)	(1.2)
Projected benefit obligations, end of period	46.5	42.2
Changes in plan assets:
Fair value of plan assets, beginning of period	4.2	—
Fair value of plan assets acquired in business combination	—	3.8
Employer contributions	0.5	0.5
Actual return on plan assets	0.1	0.1
Currency translation and other	(0.3)	(0.2)
Fair value of plan assets, end of period	4.5	4.2
Accrued pension benefits	$42.0	$38.0

The following table provides additional information about amounts recognized in the consolidated balance sheets as of December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015
Accrued pension benefits	$42.0	$38.0
Net actuarial gain (loss) recognized in accumulated other comprehensive loss (before tax)	(5.1)	7.1
Amortization of net actuarial gain expected to be recognized during the next fiscal year (before tax)	—	0.3
Accumulated benefit obligation	41.3	37.5
Projected employer contributions for 2017	0.5	0.6

Plan Assumptions. Management makes assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service and interest cost. The discount rate is selected to provide management’s best estimate of the rate at which the benefit obligation could effectively be settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds.

Assumptions for long-term rates of return on plan assets are based upon historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments. The following table provides assumptions used to determine benefit obligations as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Discount rate	1.8%	2.4%
Rate of compensation increase	2.8%	2.8%
Pension increase	1.6%	1.6%
Turnover	2.0%	2.0%

The following table reflects the assumptions used to determine the net periodic benefit expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Discount rate	2.4%	1.7%
Expected return on plan assets	1.5%	1.5%
Rate of compensation increase	2.8%	3.0%

Expected Future Benefit Payments. The following table provides estimated benefit payments for the Company’s pension plans, which reflect expected future service:

	Years Ended December 31,
(In millions)	2017	2018	2019	2020	2021	2022 to 2026
Expected future benefit payments	$1.0	$1.1	$1.1	$1.2	$1.3	$7.6

NOTE 15—SHARE-BASED PAYMENTS

Incentive Plans

At the 2015 Annual Meeting of Stockholders, our stockholders approved the Signature Group Holdings, Inc. 2015 Equity Award Plan, and following our corporate name change, the Amended and Restated Real Industry, Inc. 2015 Equity Award Plan (the “2015 Equity Plan”), which provides for the grant of restricted common stock, common stock options, performance shares, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. The 2015 Equity Plan replaces the Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “2006 Incentive Plan”). Including the carryover shares from the 2006 Incentive Plan, the Board is authorized to issue up to 1.9 million shares of common stock, or its equivalent, under the 2015 Equity Plan. The terms and conditions of awards outstanding under the 2006 Incentive Plan are not affected by the termination of the 2006 Incentive Plan, as their terms survive any termination. As of December 31, 2016, there were no stock appreciation rights outstanding. As of December 31, 2016, under the 2006 Incentive Plan, there were no shares available for grant, 110,159 shares of unvested restricted common stock and 748,150 fully vested and exercisable common stock options outstanding. As of December 31, 2016, there were approximately 1.1 million shares available for grant under the 2015 Equity Plan, and 487,087 unvested shares of restricted common stock and 354,058 unvested restricted stock units outstanding.

Director Compensation Program

The Director Compensation Program provides for annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member, under both the 2015 Equity Plan and the 2006 Incentive Plan. Through the year ended December 31, 2015, these grants had a grant date fair value of $75,000 per nonexecutive director, and vested on January 1 of the following year. Beginning January 1, 2016, these grants have a grant date fair value of $85,000. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest in less than one year generally have restrictions on transfer of the common stock for approximately one year. The following table provides activity of restricted common stock for the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2013	139,641	$4.94
Restricted common stock vested	(98,530)	5.76
Restricted common stock granted	73,394	9.89
Balance, December 31, 2014	114,505	4.94
Restricted common stock vested	(96,172)	6.92
Restricted common stock granted	255,151	6.89
Restricted common stock forfeited	(14,161)	8.08
Balance, December 31, 2015	259,323	7.05
Restricted common stock vested	(122,141)	7.23
Restricted common stock granted	527,889	6.64
Restricted common stock forfeited	(67,825)	6.88
Balance, December 31, 2016	597,246	$6.63

Share-based compensation related to restricted common stock awards was $1.6 million, $0.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the aggregate unamortized value of share-based restricted common stock awards was $2.4 million, and will be recognized over a weighted average period of 2.0 years from December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, employees were granted 109,207, 32,412 and 17,986 shares of restricted common stock, respectively; executive officers were granted 355,166, 172,529 and 27,500 shares of restricted common stock, respectively; and directors were granted 63,516, 50,210, and 27,908 shares of restricted common stock, respectively.

Common stock options

The Company issued common stock options to employees under the 2006 Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for market-based awards. Expected volatilities were based on historical volatility of the Company’s common stock. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining maturities approximating the expected term at the grant date. There were no common stock option awards granted in the years ended December 31, 2016, 2015 and 2014.

The following table presents activity of nonvested common stock options during the years ended December 31, 2016, 2015 and 2014:

	Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2013	673,833	$6.59
Common stock options vested	(592,433)	6.29
Balance, December 31, 2014	81,400	7.62
Common stock options vested	(31,400)	3.84
Common stock options forfeited	(50,000)	10.00
Balance, December 31, 2015 and 2016	—	$—

The following table presents activity of exercisable common stock options during the years ended December 31, 2016, 2015 and 2014:

	Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2013	543,867	$5.76
Common stock options exercised	(150,000)	5.72
Common stock options vested	592,433	6.29
Balance, December 31, 2014	986,300	6.08
Common stock options exercised	(242,050)	5.16
Common stock options vested	31,400	3.84
Balance, December 31, 2015	775,650	6.28
Common stock options exercised	(27,500)	4.76
Balance, December 31, 2016	748,150	$6.33

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of December 31, 2016 and 2015:

	December 31,
(In millions)	2016	2015
Intrinsic value of common stock options outstanding	$0.3	$1.5
Intrinsic value of common stock options exercisable	0.3	1.4

The following table provides information presents the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Intrinsic value of common stock options exercised (1)	$0.1	$0.4	$0.1
Fair value of common stock options vested(2)	—	1.2	0.8

(1)	The intrinsic value of common stock options exercised is the difference between the fair value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was zero, $0.1 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was no unamortized share-based expense related to common stock options, and the weighted average remaining contractual life for common stock options outstanding and exercisable was 2.5 years.

Restricted Stock Units

The Company issues restricted stock unit (“RSU”) awards as part of its long-term incentive program under the 2015 Plan. The fair value of the RSU awards are estimated on the grant date using a Monte Carlo simulation. The RSU awards generally have a three-year cliff vesting, and the number or percentage of RSUs that vest is based upon the market appreciation of the Company’s common stock, or total stockholder return (“TSR”). Upon vesting, the RSUs will be converted to unrestricted common stock. The following tables provide vesting information for the RSU awards granted in the years ended December 31, 2016 and 2015:

Year Ended December 31, 2015 If the Company’s Compound Annualized TSR During the Performance Period is:	Restricted Stock Units that Vest
Less than 10%	—
10% to less than 15%	150,000
15% to less than 40%	250,000
40% or more	260,000

Year Ended December 31, 2016 If the Company’s Compound Annualized TSR Compared to the Russell 2000 Index Compound Annualized TSR During the Performance Period is:	TSR Payout Factor (% of TSR Target Share Amount)
More than 8 percentage points below the Russell 2000 Index TSR	0%
8 percentage points below the Russell 2000 Index TSR	50%
Equal to the Russell 2000 Index TSR	100%
8 or more percentage points above the Russell 2000 Index TSR	150%

The following table provides assumptions used in determining the fair value of RSU awards granted during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(Weighted averages)	2016	2015
Grant date fair value	$7.02	$7.53
Grant date closing stock price	$6.74	$11.05
Grant date closing index value	4,941.53	N/A
Volatility	48.66%	48.90%
Risk-free rate	0.85%	0.84%
Dividend yield	—%	—%
Probability of death or disability	N/A	5.00%

The following table presents activity of RSUs during the years ended December 31, 2016 and 2015:

	Restricted Stock Units	Grant Date Fair Value per Restricted Stock Unit
Balance, December 31, 2014	—	$—
Restricted stock units awarded	260,000	7.53
Balance, December 31, 2015	260,000	7.53
Restricted stock units awarded	121,823	7.20
Restricted stock units forfeited	(27,765)	7.20
Balance, December 31, 2016	354,058	$7.44

Share-based compensation related to RSU awards was $1.6 million and $0.4 million for the years ended December 31, 2016 and 2015. As of December 31, 2016, the aggregate unamortized value of the RSU awards was $0.4 million and will be recognized over a weighted average period of 2.1 years.

NOTE 16—EARNINGS (LOSS) PER SHARE

We compute earnings (loss) per share using the two-class method, as unvested restricted common stock contains nonforfeitable rights to dividends and meets the criteria of a participating security. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, we present basic and diluted earnings per share for our one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. A company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share.

Basic earnings per share is computed by dividing net earnings attributable to Real Industry, Inc. by the weighted average number of common shares outstanding for the reporting period. In connection with the Rights Offering, we distributed subscription rights to all of our existing stockholders as of January 28, 2015, and the subscription rights price represented a discount to the market value of our common stock upon the closing of the Rights Offering on February 27, 2015, with respect to the common stockholders. The discount in the Rights Offering with respect to common stockholders represented an implied stock dividend, for which the weighted average shares outstanding have been retroactively adjusted. Adjustments to the weighted average shares outstanding in all reporting periods prior to January 1, 2015 disclosed in this Annual Report reflect an 8.3% increase from originally reported weighted average shares outstanding, based on the fair value per share immediately preceding the closing of the Rights Offering, with respect to common stockholders, and the fair value of the common stock as of February 27, 2015. The computation of weighted average shares outstanding for the year ended December 31, 2015 includes an 8.3% adjustment related to the discount in the Rights Offering. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock awards, common stock options, unvested RSU awards and the Warrants, determined using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions, except share and per share amounts)	2016	2015	2014
Loss from continuing operations	$(103.2)	$(31.7)	$(0.1)
Earnings from discontinued operations, net of income taxes	0.6	24.9	5.5
Net earnings (loss)	(102.6)	(6.8)	5.4
Earnings (loss) from continuing operations attributable to noncontrolling interest	0.3	0.1	(0.1)
Net earnings (loss) attributable to Real Industry, Inc.	(102.9)	(6.9)	5.5
Dividends on Redeemable Preferred Stock, in-kind	(2.0)	(1.5)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(1.0)	(0.8)	—
Numerator for basic and diluted earnings (loss) per share— Net earnings (loss) available to common stockholders	$(105.9)	$(9.2)	$5.5
Denominator for basic and diluted earnings (loss) per share— Weighted average shares outstanding	28,719,098	26,657,832	13,403,083
Basic and diluted earnings (loss) per share:
Continuing operations	$(3.68)	$(0.35)	$—
Discontinued operations	—	—	0.41
Basic and diluted earnings (loss) per share	$(3.68)	$(0.35)	$0.41

Unvested restricted common stock, common stock options, unvested RSUs and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the years ended December 31, 2016, 2015 and 2014, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested RSUs and the Warrants are excluded from diluted earnings (loss) per share as their impact would be antidilutive.

The following table provides details on the average market price of Real Industry common stock and the weighted average number of outstanding shares of unvested restricted common stock, common stock options, unvested RSUs and Warrants that were potentially dilutive for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Average market price of Real Industry common stock	$7.02	$9.22	$9.58

Potentially dilutive common stock equivalents:
Unvested restricted common stock	597,246	259,323	114,505
Outstanding common stock options	748,150	775,650	1,067,700
Unvested restricted stock units	354,058	260,000	—
Warrants	1,448,333	1,468,333	1,500,000
Total potentially dilutive common stock equivalents	3,147,787	2,763,306	2,682,205

The following table provides summary information about potentially dilutive common stock equivalents for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions, except exercise prices)	2016	2015	2014
Average unamortized share-based compensation expense:
Restricted common stock awards	$2.5	$1.3	$0.6
Common stock option awards	—	—	0.1
Restricted stock unit awards	1.4	1.0	—
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.73	$6.66

NOTE 17—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Metal hedging

As metal is purchased to fill fixed-price customer sales orders at RAEU, London Metal Exchange (“LME”) future swaps or forward contracts may be sold. As sales orders are priced, LME future or forward contracts may be purchased, which contracts generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. Real Alloy had 27.1 thousand and 24.6 thousand metric tonnes of metal buy and sell derivative contracts as of December 31, 2016 and 2015, respectively.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas costs can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. Real Alloy had 1.8 trillion and 1.9 trillion British thermal unit forward buy contracts as of December 31, 2016 and 2015, respectively.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of December 31, 2016 and 2015, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading. As of December 31, 2016, no cash collateral was posted or held.

The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the consolidated balance sheets and the net amounts of assets and liabilities presented as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, there were no amounts subject to enforceable master netting arrangements or similar agreements that have not been offset in the consolidated balance sheets.

	December 31, 2016		December 31, 2015
(In millions)	Asset	Liability	Asset	Liability
Metal	$—	$(0.4)	$0.2	$(0.3)
Natural gas	0.6	—	—	(0.6)
Total	0.6	(0.4)	0.2	(0.9)
Effect of counterparty netting arrangements	—	—	(0.2)	0.2
Net derivatives assets (liabilities) as classified in the consolidated balance sheets	$0.6	$(0.4)	$—	$(0.7)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of December 31, 2016 and 2015, as recorded in the consolidated balance sheets:

		December 31,
(In millions)	Balance Sheet Classification	2016	2015
Derivative assets:
Natural Gas	Prepaid expenses, supplies and other current assets	$0.6	$—
Derivative liabilities:
Metal	Accrued liabilities	$(0.4)	$(0.1)
Natural Gas	Accrued liabilities	—	(0.6)
Total derivative liabilities		$(0.4)	$(0.7)

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, which is the exercise price of the Warrants as of December 31, 2016.

The common stock warrant liability is considered a derivative liability as a result of the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 47.1% and an expected term of 3.4 years as of December 31, 2016, along with a 60% equity raise probability at a 25% discount to the 10-Day volume weighted average price (“VWAP”) assumption in the periods following December 31, 2016, and 49.9% volatility and an expected term of 4.4 years as of December 31, 2015, along with a 60% equity raise probability at a 15% discount to the 10-Day VWAP assumption in the periods following December 31, 2015. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in an increase in the estimated fair value of the common stock warrant liability. However, the most significant input in determining the fair value of the common stock warrant liability is the price of our common stock on the measurement date. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

In April 2016 20,000 Warrants were exercised on a cashless basis, resulting in the issuance of 7,552 shares of common stock; in May 2015, 15,000 Warrants were exercised, including 7,500 on a cashless basis, resulting in the issuance of 9,360 shares of common stock and gross proceeds of $0.1 million; and in September 2015, 16,667 Warrants were exercised on a cashless basis, resulting in the issuance of 6,969 shares of common stock. Upon exercise, the fair value of the Warrants exercised are reclassified to additional paid-in capital. As of December 31, 2016, 1,448,333 Warrants remain outstanding.

The common stock warrant liability is the only asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2016 and 2015. The following table presents changes in the fair value of the common stock warrant liability during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Balance, beginning of period	$6.9	$5.6	$9.3
Warrants exercised	(0.1)	(0.2)	—
Change in fair value of common stock warrant liability	(2.4)	1.5	(3.7)
Balance, end of period	$4.4	$6.9	$5.6

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of December 31, 2016 and 2015:

		Estimated Fair Value
	Fair Value	December 31,
(In millions)	Hierarchy	2016	2015
Derivative assets	Level 2	$0.6	$0.2
Derivative liabilities	Level 2	(0.4)	(0.9)
Net derivative assets (liabilities)		$0.2	$(0.7)
Common stock warrant liability	Level 3	$(4.4)	$(6.9)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the consolidated statements of operations. The following table presents losses on derivative financial instruments during the years ended December 31, 2016 and 2015 (there were no derivative instruments held in the year ended December 31, 2014):

	Year Ended December 31,
(In millions)	2016	2015
Realized losses:
Metal	$0.6	$2.9
Natural gas	0.6	0.5
Total realized losses	1.2	3.4
Unrealized losses (gains):
Metal	0.3	—
Natural gas	(1.3)	0.8
Total unrealized losses (gains)	(1.0)	0.8
Losses on derivative financial instruments	$0.2	$4.2

From time to time, we are required to measure other assets and liabilities at estimated fair value, typically from the application of specific accounting guidance under GAAP and are referred to as nonrecurring fair value measurements. These adjustments to fair value generally result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis as of December 31, 2016 based on the fair value hierarchy:

(In millions)	Fair Value Hierarchy	Estimated Fair Value on Measurement Date
Goodwill - RANA	Level 3	$33.6
Identifiable intangible assets - Cosmedicine	Level 3	—
Inventories - Cosmedicine (Prepaid expenses, supplies and other current assets)	Level 3	0.1

The following table summarizes losses on assets recorded at fair value on a nonrecurring basis for the year ended December 31, 2016:

Year Ended December 31,
(In millions)	2016
Goodwill impairment - RANA	$61.8
Identifiable intangible assets impairment - Cosmedicine	0.1
Inventories impairment - Cosmedicine	0.7

Other Financial Instruments

The following tables present the fair value hierarchy, carrying values and fair value estimates of other financial instruments as of December 31, 2016 and 2015:

		December 31, 2016
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$27.2	$27.2
Restricted cash and restricted cash equivalents	Level 1	5.5	5.5
Financing receivable	Level 2	28.4	28.4
Loans receivable, net (other noncurrent assets)	Level 3	0.8	0.8
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$294.9	$307.5
Asset-Based Facility	Level 2	55.5	57.0
Term Loan	Level 2	1.5	1.5
Redeemable Preferred Stock	Level 3	$24.9	$26.8

		December 31, 2015
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$35.7	$35.7
Restricted cash and restricted cash equivalents	Level 1	7.5	7.5
Financing receivable	Level 2	32.7	32.7
Loans receivable, net (other noncurrent assets)	Level 3	1.1	1.1
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$290.7	$310.9
Asset-Based Facility	Level 2	19.6	22.0
Redeemable Preferred Stock	Level 3	$21.9	$18.7

We used the following methods and assumptions to estimate the fair value of each financial instrument as of December 31, 2016 and 2015:

Cash, cash equivalents, restricted cash and restricted cash

Cash, cash equivalents, restricted cash and restricted cash equivalents are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

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

Long-term debt – Senior Secured Notes

The estimated fair value of the Senior Secured Notes as of December 31, 2016 and 2015 is based on observable market prices.

Long-term debt – Asset-Based Facility and Term Loan

The estimated fair value of the Asset-Based Facility and Term loan as of December 31, 2016 and 2015 is based on market characteristics, including interest rates and maturity dates generally consistent with market terms.

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

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of December 31, 2016 and 2015:

	December 31, 2016
(In millions)	Estimated Fair Value	Valuation Technique	Unobservable Input	Input Value
Common stock warrant liability	$4.4	Monte Carlo Simulation	Volatility	47.1%
			Expected term	3.4
			Equity raise probability	60%
			Issue price discount to fair value	25%
Redeemable Preferred Stock	$26.8	Discounted cash flow	Credit spread	15.0%
			Redemption period	44 months

	December 31, 2015
(In millions)	Estimated Fair Value	Valuation Technique	Unobservable Input	Input Value
Common stock warrant liability	$6.9	Monte Carlo Simulation	Volatility	49.9%
			Expected term	4.4 years
			Equity raise probability	60%
			Issue price discount to fair value	15%
Redeemable Preferred Stock	$18.7	Discounted cash flow	Credit spread	17.5%
			Redemption period	56 months

Significant unobservable inputs used in the fair value measurement of the common stock warrant liability include volatility, expected term, the probability of an equity raise, and the offering price discount to fair value, presuming the equity raise is a rights offering. The estimated fair values were determined using a Monte Carlo simulation. Significant decreases in volatility, expected term or the equity raise probability would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in volatility, expected term or the equity raise probability would result in an increase in the estimated fair value of the common stock warrant liability. The primary driver in the estimated fair value of the common stock warrant liability is the measurement date common stock price.

Significant unobservable inputs used in the fair value measurement of the Redeemable Preferred Stock include the estimated credit spread and redemption period. The Company used these unobservable inputs in a discounted cash flow analysis using the Hull & White model to estimate the fair values presented. Management increased the estimated equity raise issue discount from 15% of the 10-Day VWAP to 25%. The increase is primarily the result of our lower stock price and current market expectations for similar equity raises. Decreases in the redemption period and credit spread would result in an increase in the estimated fair value of the Redeemable Preferred Stock, while increases in the redemption period and credit spread would result in a decrease in the estimated fair value of the Redeemable Preferred Stock.

NOTE 18—SEGMENT AND GEOGRAPHIC INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of December 31, 2016, the Company had two reportable segments; Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”), each of which is also an operating segment.

Measurement of segment income or loss and segment assets and liabilities

The accounting policies of the reportable segments are the same as those described in Note 2—Presentation, Summary of Significant Accounting Policies and Recent Accounting Standards Updates. Our measure of profitability for our reportable segments is earnings before interest, taxes, depreciation and amortization and excludes certain other items (“Segment Adjusted EBITDA”). Certain of the Company’s assets and liabilities have not been allocated to our reportable segments, including corporate cash, the common stock warrant liability, deferred income taxes, and long-term debt, none of which our CODM uses to evaluate the performance of our reportable segments. Additionally, certain of the Company’s corporate administrative expenses are not allocated to the reportable segments.

Reportable segment information

The following tables show segment revenues and Segment Adjusted EBITDA for the years ended December 31, 2016 and 2015 and a reconciliation of Segment Adjusted EBITDA to net loss (2015 figures reflect ten months of operations from the acquisition date). For the year ended December 31, 2014, there were no reportable segments in continuing operations.

	Year Ended December 31, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$821.0	$428.6	$0.1	$1,249.7
Segment Adjusted EBITDA	$44.0	$23.9		$67.9

	Year Ended December 31, 2015
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$711.4	$434.2	$—	$1,145.6
Segment Adjusted EBITDA	$49.0	$21.3		$70.3

	Year Ended December 31,
(In millions)	2016	2015
Segment Adjusted EBITDA	$67.9	$70.3
Unrealized gains (losses) on derivative financial instruments	1.0	(0.8)
Segment depreciation and amortization	(48.5)	(32.5)
Amortization of inventories and supplies purchase accounting adjustments	(1.1)	(9.2)
Corporate and Other selling, general and administrative expenses	(15.5)	(13.9)
Goodwill impairment	(61.8)	—
Other, net	(6.7)	(3.7)
Operating profit (loss)	(64.7)	10.2
Interest expense, net	(37.3)	(34.9)
Change in fair value of common stock warrant liability	2.4	(1.5)
Acquisition-related costs and expenses	(1.0)	(14.8)
Foreign exchange losses on intercompany loans	(2.4)	(1.3)
Loss from equity method investment	(1.1)	—
Other nonoperating income, net	0.3	1.5
Income tax benefit	0.6	9.1
Earnings from discontinued operations, net of income taxes	0.6	24.9
Net loss	$(102.6)	$(6.8)

The following tables present summarized balance sheet information for each of our reportable segments and a reconciliation to consolidated assets and liabilities as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$11.5	$5.7	$8.1	$7.2
Trade accounts receivable, net	76.2	12.2	63.7	13.5
Financing receivable	—	28.4	—	32.7
Inventories	79.3	38.9	61.7	38.5
Prepaid expenses, supplies and other current assets	13.7	6.4	12.5	6.8
Total current assets	180.7	91.6	146.0	98.7
Property, plant and equipment, net	195.0	94.2	199.3	102.2
Equity method investment	5.0	—	—	—
Identifiable intangible assets, net	12.5	—	15.0	—
Goodwill	33.6	8.6	95.4	8.9
Other noncurrent assets	5.0	3.5	4.9	1.9
Total segment assets	$431.8	$197.9	$460.6	$211.7
Segment Liabilities
Current liabilities:
Trade payables	$73.8	$41.8	$58.1	$42.3
Accrued liabilities	30.0	13.4	34.3	14.6
Total current liabilities	103.8	55.2	92.4	56.9
Accrued pension benefits	—	42.0	—	38.0
Environmental liabilities	11.6	—	11.7	—
Other noncurrent liabilities	4.5	1.8	4.1	1.4
Total segment liabilities	$119.9	$99.0	$108.2	$96.3

	December 31,
(In millions)	2016	2015
Assets:
Real Alloy North America	$431.8	$460.6
Real Alloy Europe	197.9	211.7
Cash and cash equivalents - Corporate and Other	9.9	20.4
Other unallocated assets	5.9	8.2
Total consolidated assets	$645.5	$700.9
Liabilities:
Real Alloy North America	$119.9	$108.2
Real Alloy Europe	99.0	96.3
Long-term debt	356.5	314.4
Common stock warrant liability	4.4	6.9
Deferred income taxes	2.5	6.7
Other unallocated liabilities	3.8	4.1
Total consolidated liabilities	$586.1	$536.6

Geographic Information

The following tables provide information about our consolidated revenues for the years ended December 31, 2016 and 2015, based on customer location, and consolidated long-lived tangible assets, net of accumulated depreciation, as of December 31, 2016 and 2015:

Revenues
	Year Ended December 31,
(In millions)	2016	2015
United States	$640.4	$545.2
International:
Europe	427.6	434.2
Canada and Mexico	181.7	166.2
Total international	609.3	600.4
Total revenues	$1,249.7	$1,145.6

Long-lived Tangible Assets
	December 31,
(In millions)	2016	2015
United States	$164.5	$167.9
International:
Europe	94.2	102.2
Canada and Mexico	30.5	31.4
Total international	124.7	133.6
Total long-lived tangible assets	$289.2	$301.5

During the years ended December 31, 2016 and 2015 capital expenditures were $17.8 million and $19.4 million, respectively, for RANA and $13.0 million and $6.6 million, respectively, for RAEU.

NOTE 19—DISCONTINUED OPERATIONS

The following table presents the assets and liabilities, as of December 31, 2016 and 2015, of the components of the Company designated as discontinued operations as of December 31, 2016:

	December 31,
(In millions)	2016	2015
Current assets	$—	$0.3
Current liabilities	—	0.1
Noncurrent liabilities	—	0.7

On January 9, 2015, we sold all of our interests in NABCO (previously reported as the Industrial Supply segment) for $77.9 million, including a final working capital adjustment of $0.1 million. As a result of the sale, a strategic shift for the Company, the gain on sale of NABCO, along with the assets, liabilities and results of operations of NABCO are included in discontinued operations for all periods presented.

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

In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the New York state six-year statute of limitations on loan repurchase demands begins to run as of the closing date on which the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Based on the final decision in the ACE Securities Case, management has reassessed its exposure to losses from repurchase demands and believes no repurchase reserve is appropriate as of December 31, 2016.

The Company did not settle or receive any repurchase claims during the years ended December 31, 2016 and 2015. The repurchase reserve liability was zero and $0.7 million as of December 31, 2016 and 2015, respectively. As a result of the decision in the ACE Securities Case, we reassessed the estimates for losses associated with repurchase claims and, consequently, reduced the allowance for repurchase reserves by $0.7 million and $4.8 million in the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2014, the repurchase reserve was reduced by $1.0 million.

The following table presents the operating results, for the years ended December 31, 2016, 2015 and 2014, for the components of the Company designated as discontinued operations as of December 31, 2016:

	Year Ended December 31,
(In millions)	2016	2015	2014
Revenues	$—	$0.7	$39.8
Cost of sales	—	0.4	25.3
Gross profit	—	0.3	14.5
Selling, general and administrative expenses	0.3	0.5	6.5
Other operating expense	—	—	1.1
Operating profit (loss)	(0.3)	(0.2)	6.9
Nonoperating income, net	1.2	44.7	2.3
Earnings before income taxes	0.9	44.5	9.2
Income tax expense	0.3	19.6	3.7
Earnings from discontinued operations, net of income taxes	$0.6	$24.9	$5.5

The nonoperating income for the year ended December 31, 2016 is primarily related to the $0.7 million reduction of the repurchase reserve and is primarily related to the $39.7 million gain on sale of NABCO and the $4.8 million reduction of the repurchase reserve for the year ended December 31, 2015.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash paid for interest:
Continuing operations	$31.5	$16.7	$—
Discontinued operations	—	—	0.8
Cash paid for income taxes:
Continuing operations	$3.8	$4.3	$0.5
Discontinued operations	—	—	0.1

The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents as of December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash and cash equivalents—continuing operations	$27.2	$35.7	$61.9
Cash and cash equivalents—discontinued operations	—	0.1	1.0
Restricted cash and restricted cash equivalents—prepaid expenses, supplies and other current assets	1.0	3.9	2.8
Restricted cash and restricted cash equivalents—other noncurrent assets	4.5	3.6	—
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$32.7	$43.3	$65.7

Restricted cash and restricted cash equivalents included in prepaid expenses, supplies and other current assets as of December 31, 2016 and 2015 represents cash supporting a letter of credit associated with current portion of severance payments due to a former executive and cash held in escrow related to the sale of NABCO, respectively. Restricted cash and restricted cash equivalents included in other noncurrent assets as of December 31, 2016 and 2015 generally represent amounts set aside for the remediation of future asset retirement obligations and the noncurrent portion of severance payments.

NOTE 21—UNAUDITED QUARTERLY FINANCIAL INFORMATION

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

	Unaudited 2016 Information for the Three Months Ended
(In millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Revenues	$309.4	$320.9	$314.9	$304.5
Cost of sales	292.8	298.6	298.3	293.3
Gross profit	16.6	22.3	16.6	11.2
Operating costs	18.7	14.2	20.1	78.4
Operating profit (loss)	$(2.1)	$8.1	$(3.5)	$(67.2)
Net loss attributable to Real Industry, Inc.	$(10.1)	$(1.5)	$(10.9)	$(80.4)
Net loss available to common stockholders	$(10.8)	$(2.2)	$(11.7)	$(81.2)
Earnings per share—basic	$(0.38)	$(0.07)	$(0.40)	$(2.84)
Earnings per share—diluted	(0.38)	(0.07)	(0.40)	(2.84)

During the quarter ended March 31, 2016, the Company identified an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements, which resulted in the overstatement of property, plant and equipment, net, by $3.8 million, and the overstatement of deferred income taxes (liability) by $1.1 million as of December 31, 2015; and the overstatement of net earnings by $2.7 million for the year ended December 31, 2015. The error occurred in the quarter ended December 31, 2015, and was corrected during the quarter ended March 31, 2016. As a result of the correction, cost of sales; gross profit; selling, general and administrative (“SG&A”) expenses; operating loss; loss from continuing operations; and net loss are each impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses presented in the results of operations during the year ended December 31, 2016. Management has concluded that the error reflected in the December 31, 2015 consolidated financial statements was not material and that the error correction in 2016 is not material to the full year results of operations. Additionally, in the quarter ended December 31, 2016, we recognized $61.8 million of goodwill impairment.

	Unaudited 2015 Information for the Three Months Ended
(In millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Revenues	$137.8	$368.7	$338.6	$300.5
Cost of sales	133.0	347.4	313.2	277.1
Gross profit	4.8	21.3	25.4	23.4
Operating costs	7.6	18.5	18.0	20.6
Operating profit (loss)	$(2.8)	$2.8	$7.4	$2.8
Net earnings (loss) attributable to Real Industry, Inc.	$6.7	$(10.9)	$1.2	$(3.9)
Net earnings (loss) available to common stockholders	$6.5	$(11.6)	$0.5	$(4.6)
Earnings per share—basic	$0.30	$(0.42)	$0.02	$(0.16)
Earnings per share—diluted	0.30	(0.42)	0.02	(0.16)

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

NOTE 22—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes, and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives to install environmental control measures by agencies in two states and Norway.

The following table provides a summary of changes in accrued environmental liabilities for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(In millions)	2016	2015
Balance, beginning of period	$16.0	$—
Environmental liabilities assumed in business combination	—	15.3
Revisions and liabilities incurred	0.1	1.0
Payments	(0.4)	—
Translation and other charges	(0.1)	(0.3)
Balance, end of period	15.6	16.0
Less amount classified as accrued liabilities	(4.0)	(4.3)
Environmental liabilities	$11.6	$11.7

These amounts are in addition to asset retirement obligations discussed in Note 10—Asset Retirement Obligations, and represent the most probable costs of remedial actions. Management estimates that costs related to identified remedial actions will be paid out, primarily, over the next ten years.

Leases

The Company leases various types of property and equipment, primarily office space and equipment used in manufacturing and office equipment. Rent expense during the years ended December 31, 2016, 2015 and 2014 was $4.3 million, $3.1 million and $0.2 million, respectively. The following table provides a summary of future minimum lease payments required under operating leases as of December 31, 2016, which have initial or remaining noncancellable terms in excess of one year, which may also contain renewal options, and scheduled capital lease payments:

	Future Minimum Lease Payments
(In millions)	Operating Leases	Capital Leases
2016	$3.7	$2.2
2017	3.1	1.6
2018	2.6	1.4
2019	2.5	0.7
2020	2.4	0.1
Thereafter	5.4	—
	$19.7	$6.0

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

	Year Ending December 31,
(In millions)	2017	2018	2019	2020	2021	Total
Purchase obligations	$3.3	$2.3	$1.9	$0.8	$0.5	$8.8

Amounts purchased under long-term purchase obligations during the year ended December 31, 2016 approximated amounts projected for 2017.

Employees

As of December 31, 2016, approximately 22% of our U.S. employees and substantially all of our non-U.S. employees are covered under collective bargaining agreements.

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

Subpoenas for Information and Documents. In addition to the above-described RMBS Actions, SGGH has received and responded to a number of subpoenas for information from federal agencies and other third-parties in civil litigation matters in which SGGH is not a defendant, but which concern home mortgage transactions involving Fremont’s origination and sale of whole loans, and certain RMBS Offerings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL INDUSTRY, INC.

March 13, 2017	/s/ Kyle Ross
Kyle Ross
President, Interim Chief Executive Officer and
Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kyle Ross	President, Interim Chief Executive Officer and
Kyle Ross	Chief Investment Officer	March 13, 2017

/s/ Michael J. Hobey	Executive Vice President and
Michael J. Hobey	Chief Financial Officer	March 13, 2017

/s/ Peter C.B. Bynoe
Peter C.B. Bynoe	Director	March 13, 2017

/s/ Patrick Deconinck
Patrick Deconinck	Director	March 13, 2017

/s/ William Hall
William Hall	Director and Chairman of the Board	March 13, 2017

/s/ Patrick E. Lamb
Patrick E. Lamb	Director	March 13, 2017

/s/ Raj Maheshwari
Raj Maheshwari	Director	March 13, 2017

/s/ Philip Tinkler
Philip Tinkler	Director	March 13, 2017