Form 10-Q
period 2017-03-31
Real Industry, Inc.
filed 2017-05-10
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-08007

REAL INDUSTRY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3783818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17 State Street, Suite 3811 New York, NY 10004	(805) 435-1255
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes     ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑  Yes     ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☑

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☑  No

As of May 1, 2017, the Registrant had 29,796,313 shares of $0.001 par value common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18.5	$27.2
Trade accounts receivable, net	113.9	88.4
Financing receivable	32.5	28.4
Inventories	111.8	118.2
Prepaid expenses, supplies and other current assets	29.9	24.6
Total current assets	306.6	286.8
Property, plant and equipment, net	287.2	289.2
Equity method investment	6.1	5.0
Identifiable intangible assets, net	11.9	12.5
Goodwill	42.3	42.2
Other noncurrent assets	9.5	9.8
TOTAL ASSETS	$663.6	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$129.4	$115.8
Accrued liabilities	40.4	46.4
Long-term debt due within one year	2.9	2.3
Total current liabilities	172.7	164.5
Accrued pension benefits	42.8	42.0
Environmental liabilities	11.6	11.6
Long-term debt, net	377.3	354.2
Common stock warrant liability	1.9	4.4
Deferred income taxes, net	2.5	2.5
Other noncurrent liabilities	6.8	6.9
TOTAL LIABILITIES	615.6	586.1
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 28,503 shares issued and outstanding as of March 31, 2017 and December 31, 2016	25.1	24.9
Stockholders’ equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,785,475 and 29,386,882 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	546.2	546.7
Accumulated deficit	(517.7)	(506.2)
Accumulated other comprehensive loss	(6.4)	(7.1)
Total stockholders’ equity—Real Industry, Inc.	22.1	33.4
Noncontrolling interest	0.8	1.1
TOTAL STOCKHOLDERS’ EQUITY	22.9	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$663.6	$645.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Revenues	$337.1	$309.4
Cost of sales	323.7	292.8
Gross profit	13.4	16.6
Selling, general and administrative expenses	14.4	15.4
Losses on derivative financial instruments, net	1.1	1.2
Amortization of identifiable intangible assets	0.6	0.6
Other operating expense, net	0.9	1.5
Operating loss	(3.6)	(2.1)
Nonoperating expense (income):
Interest expense, net	11.0	9.2
Change in fair value of common stock warrant liability	(2.5)	0.6
Income from equity method investment	(1.1)	—
Foreign exchange gains on intercompany loans	(0.8)	(2.6)
Other, net	0.3	—
Total nonoperating expense, net	6.9	7.2
Loss from continuing operations before income taxes	(10.5)	(9.3)
Income tax expense	0.8	0.7
Loss from continuing operations	(11.3)	(10.0)
Earnings (loss) from discontinued operations, net of income taxes	—	—
Net loss	(11.3)	(10.0)
Earnings from continuing operations attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Real Industry, Inc.	$(11.4)	$(10.1)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(11.4)	$(10.1)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)
Dividends on Redeemable Preferred Stock, accrued	(0.6)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)
Net loss available to common stockholders	$(12.2)	$(10.8)
Basic and diluted loss per share:
Continuing operations	$(0.43)	$(0.38)
Discontinued operations	—	—
Basic and diluted loss per share	$(0.43)	$(0.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
(In millions)	2017	2016
Net loss	$(11.3)	$(10.0)
Other comprehensive income (loss):
Currency translation adjustments	0.7	2.7
Amortization of net actuarial gains	—	(0.1)
Comprehensive loss	(10.6)	(7.4)
Comprehensive income attributable to noncontrolling interest	0.1	0.1
Comprehensive loss attributable to Real Industry, Inc.	$(10.7)	$(7.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities:
Net loss	$(11.3)	$(10.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of income taxes	—	—
Depreciation and amortization	11.5	14.7
Deferred income taxes	—	(1.1)
Change in fair value of common stock warrant liability	(2.5)	0.6
Share-based compensation expense	0.7	0.5
Unrealized losses on derivative financial instruments	0.3	0.4
Unrealized foreign exchange gains on intercompany loans	(0.8)	(2.6)
Amortization of debt issuance costs	2.7	1.2
Amortization of purchase accounting adjustments	—	0.6
Income from equity method investment	(1.1)	—
Other	0.6	0.4
Changes in operating assets and liabilities	(17.2)	(15.0)
Net cash provided by operating activities of discontinued operations	—	0.2
Net cash used in operating activities	(17.1)	(10.1)
Cash flows from investing activities:
Purchases of property and equipment	(5.6)	(5.3)
Other	0.3	—
Net cash used in investing activities	(5.3)	(5.3)
Cash flows from financing activities:
Proceeds from revolving credit facilities, net of issuance costs	110.2	28.0
Repayments on capital leases, the Term Loan and the revolving credit facilities	(92.0)	(16.0)
Other	(0.8)	0.6
Net cash provided by financing activities	17.4	12.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	0.2
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(5.0)	(2.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	32.7	43.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$27.7	$40.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, $916.0 million of United States (“U.S.”) federal net operating tax loss carryforwards (“NOLs”) and the experience and focus of our executive management team to acquire operating businesses at prices and on terms that we believe will create a sustainably profitable enterprise.

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

The Real Alloy Business, operating as Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy processes aluminum scrap and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-seven facilities strategically located throughout North America and Europe. On November 1, 2016 Real Alloy completed the purchase of select assets of Beck Aluminum Alloys Ltd. (“Beck Alloys”), including an investment in an affiliated trading business. The three acquired Beck Alloys facilities primarily produce high-purity foundry alloys from aluminum scrap to supply the automotive, wheel and recreational equipment casting industries.

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

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING UPDATES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry and its wholly owned and majority-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2017. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2017 (the “Annual Report”).

Although these unaudited condensed consolidated financial statements include certain assets, liabilities, revenues and expenses related to the former businesses of our subsidiary, SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), which are presented as discontinued operations, during the three months ended March 31, 2017 and 2016, discontinued operations had insignificant revenues and expenses and, as of March 31, 2017 and December 31, 2016, had insignificant assets and liabilities.

During the quarter ended September 30, 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine, LLC (“Cosmedicine”), or liquidate its assets over the next twelve months. Cosmedicine’s major classes of assets held for sale were its inventories and intellectual property, which, as of March 31, 2017, were each written down to estimated net realizable value of zero. The potential sale or liquidation of Cosmedicine does not represent a major strategic shift in the Company’s operations and will not have a significant effect on the consolidated financial results of Real Industry.

During the quarter ended March 31, 2016, the Company identified an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements that was corrected during the quarter ended March 31, 2016. As a result of the correction, cost of sales; gross profit; selling, general and administrative (“SG&A”) expenses; operating loss; loss from continuing operations; and net loss were each impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses presented in the results of operations during the three months ended March 31, 2016. Management concluded that the error correction in 2016 was not material to the full year results of operations.

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We evaluate our relationships with other entities to identify whether such entities are VIEs and to assess whether we are the primary beneficiary of such entities. In determining the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us to provide financial support; our ability to control or significantly influence key decisions for the VIE; and material intercompany transactions. Significant judgments related to these determinations include estimates about the future fair values and performance of these VIEs and general market conditions. In the event that we are a primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE are included in the consolidated financial statements regardless of the percentage of voting interests owned. As of March 31, 2017, we have one VIE that is treated as an unconsolidated investment, Beck Trading, which has a carrying value of $6.1 million. Including trade accounts receivable due from Beck Trading, our maximum loss exposure is $9.4 million.

Recent Accounting Standards Updates

The following provides information about recent Accounting Standards Updates (“ASU” or “Update”) issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the operations of the Company.

Updates effective in 2017

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, which provides that a statement of cash flows explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents during the period. The effective date for this Update is for fiscal years beginning after December 15, 2017, however early adoption is permitted.

We adopted the amendments provided in ASU 2016-18 in the period ended December 31, 2016 to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this Update are applied using a retrospective transition method to each period presented. The following table provides details of the impact the amendments in this Update had on our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(In millions)	As Previously Reported	Impact of Adoption	As Currently Reported
Cash flows from operating activities:
Net cash provided by operating activities	$(10.1)	$—	$(10.1)
Cash flows from investing activities:
Proceeds from sale of NABCO	3.9	(3.9)	—
Net cash used in investing activities	(1.4)	(3.9)	(5.3)
Cash flows from financing activities:
Net cash provided by financing activities	12.6	—	12.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.2	—	0.2
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1.3	(3.9)	(2.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	35.8	7.5	43.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$37.1	$3.6	$40.7

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, which simplifies the accounting for share-based payment transactions, including their income tax consequences, and provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications in the statement of cash flows.

The Company adopted ASU 2016-09 effective January 1, 2017, which requires prospective recognition of excess tax benefits and deficiencies resulting from the vesting or exercise of share-based compensation awards as a discrete income tax adjustment in the statement of operations. Under previous accounting guidance, these amounts were recognized in additional paid-in capital. Additionally, ASU 2016-09 requires that excess tax benefits from share-based compensation awards be reported under operating activities in the statement of cash flows. The Company had no applicable net excess tax benefits for the three months ended March 31, 2017. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares. As of March 31, 2017, all of the Company’s outstanding share-based compensation awards are antidilutive and excluded from the calculation of loss per share. As such, the adoption of ASU 2016-09 had no impact on diluted weighted average shares outstanding and loss per share for the three months ended March 31, 2017.

ASU 2016-09 also requires that cash paid for employee payroll tax withholding liabilities associated with the vesting or exercise of share-based compensation awards be reported under financing activities in the statement of cash flows on a retrospective basis. There were no payments made for employee payroll tax withholding liabilities associated with share-based compensation awards in the three months ended March 31, 2017 and 2016, and there was no impact to the unaudited condensed consolidated statements of cash flows.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this Update provide that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

We early adopted the amendments provided for in this Update effective January 1, 2017. Adoption of ASU 2017-04 is expected to reduce the cost and complexity of our interim, if any, and annual impairment analyses and provides financial statement users with more clarity about the Company’s goodwill balances and disclosures. Upon adoption, the amendments provided in this Update are applied prospectively to each interim or annual impairment test after the date of adoption. The adoption of this guidance did not have a significant effect on our consolidated financial statements and related disclosures.

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU. 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09.

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, which provides, among other things, that distributions received from equity method investees be classified using one of two possible methods, a cumulative earnings approach or a nature of distribution approach. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Business Combinations: Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.

The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this Update provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.

Lastly, the amendments in this Update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, which provides that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset).

This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted in the first interim period of any fiscal year presented. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required on a retrospective basis. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3—BUSINESS COMBINATIONS

On November 1, 2016, Real Alloy, acquired certain assets of Beck Alloys and 49% of the voting interests of Beck Aluminum International, LLC (“Beck Trading”) from Beck Alloys, Beck Aluminum Corporation and GSB Beck Holdings, Inc. (collectively, the “Beck Sellers”), under an asset and securities purchase agreement (the “Beck Purchase Agreement”). Upon closing, we paid $23.6 million in cash to the Beck Sellers and accounted for the transaction as a business combination (the “Beck Acquisition”), with the purchase price allocated based on the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation presented below is preliminary, pending final valuation of property, plant and equipment, the equity method investment, and deferred income taxes.

The following table provides summary information about the purchase consideration and identifiable assets acquired:

(In millions)
Consideration paid at closing	$23.6
Purchase price allocation:
Inventories	$10.6
Property, plant and equipment	6.8
Equity method investment	6.1
Prepaid expenses, supplies and other current assets	0.1
Estimated fair value of assets acquired	$23.6

Inventories include the estimated fair value of finished goods, work in process and raw materials. The estimated fair value of finished goods was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of work in process considered costs to complete to finished goods and was based on analyses of future selling prices and the profit associated with the manufacturing effort. The estimated fair value of raw materials was based on replacement cost. The $10.6 million of estimated fair value of inventories includes $0.3 million in fair value adjustments, all of which was amortized as noncash charges in cost of sales during the year ended December 31, 2016. See Note 4—Inventories for additional information about inventories.

Property, plant and equipment includes land and site improvements, buildings and building improvements, and machinery, equipment, furniture and fixtures. The preliminary estimated fair value of property, plant and equipment is based on appraisals and replacement cost analyses. The preliminary fair value estimate of property, plant and equipment acquired is as follows:

(In millions)	Estimated Fair Value
Land and improvements	$0.7
Buildings and improvements	2.6
Machinery, equipment, furniture and fixtures	3.5
Property, plant and equipment acquired	$6.8

The fair value of prepaid expenses, supplies and other current assets includes inventory supplies and is based on replacement cost.

The fair value of the equity method investment is based on a discounted cash flow model with various assumptions about growth rates and margins, as well as the cash distribution waterfall, under which Real Alloy receives the first $6.0 million of distributions, thereafter distributions will be based on equity ownership percentages. During the three months ended March 31, 2017, income from the operations of Beck Trading included in the condensed consolidated statement of operations was $1.1 million.

As of March 31, 2017 and December 31, 2016, Real Alloy had trade accounts receivable due from Beck Trading of $3.3 million and $6.8 million, respectively, and trade payables due to Beck Trading of $0.1 million and $0.5 million, respectively. Additionally, as part of the Beck Acquisition, Real Alloy and Beck Trading entered into a Sales Representative and Tolling Agreement whereby, for a defined group of customers, Real Alloy will serve as a sales representative for Beck Trading and will be paid a commission for sales generated. Beck Trading will also serve as a sales representative for Real Alloy, for a defined group of customers, and will be paid a commission for sales generated.

NOTE 4—INVENTORIES

The following table presents the components of inventories as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(In millions)	2017	2016
Finished goods	$40.0	$45.1
Raw materials and work in process	71.8	73.1
Total inventories	$111.8	$118.2

NOTE 5—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(In millions)	2017	2016
Senior Secured Notes:
Principal amount outstanding	$305.0	$305.0
Unamortized original issue discount and debt issuance costs	(9.0)	(10.1)
Senior Secured Notes, net	296.0	294.9
Revolving credit facilities:
Principal amount outstanding	78.2	57.0
Unamortized debt issuance costs	(1.0)	(1.5)
Revolving credit facilities, net	77.2	55.5
Term Loan	—	1.5
Capital leases	7.0	4.6
Current portion of long-term debt	(2.9)	(2.3)
Long-term debt, net	$377.3	$354.2

Long-term debt

Senior Secured Notes

In connection with the Real Alloy Acquisition, we issued $305.0 million of senior secured 10.0% notes (the “Senior Secured Notes”) in January 2015. The Senior Secured Notes are due January 15, 2019, with interest payable on January 15 and July 15 of each year through the date of maturity. For the three months ended March 31, 2017 and 2016, interest expense associated with the Senior Secured Notes was $8.8 million and $8.6 million, respectively, including $1.1 million and $1.0 million, respectively, of amortization of debt discount and issuance costs. As of March 31, 2017, Real Alloy was in compliance with all applicable covenants under the Indenture of the Senior Secured Notes.

Revolving credit facilities

On March 14, 2017, Real Alloy entered into a Revolving Credit Agreement with Bank of America, N.A. (“Bank of America”) for a $110.0 million senior secured revolving asset-based credit facility (the “ABL Facility”). A portion of the proceeds of the ABL Facility were used to repay the outstanding Asset-Based Facility with Wells Fargo. The borrowers under the ABL Facility are Real Alloy and certain of its direct and indirect wholly owned U.S. subsidiaries and its wholly owned Canadian subsidiary. Certain obligations of the borrowers are guaranteed by Real Alloy’s direct parent, Real Alloy Intermediate Holding, LLC (“Real Alloy Parent”), and certain obligations of the Canadian Borrower will be guaranteed by a Real Alloy indirect, wholly owned subsidiary.

The ABL Facility expires on March 14, 2022, however, if the maturity date for the Senior Secured Notes is not extended at least 120 days prior to its current January 15, 2019 maturity date, or the redemption date for the Company’s Redeemable Preferred Stock is not extended at least 181 days prior to its current August 27, 2020 maturity date, the ABL Facility will expire 90 days prior to such current maturity date for the Senior Secured Notes or Redeemable Preferred Stock.

The ABL Facility is divided into two sub-facilities, a U.S. sub-facility (the “U.S. Sub-facility”), and a Canadian sub-facility (the “Canadian Sub-facility”). The ABL Facility includes an $11.0 million swingline sub-facility, which can be used by the U.S. borrowers or the Canadian borrower subject to the U.S. Sub-facility and Canadian Sub-facility limits. The ABL Facility also includes a $25.0 million letter of credit sub-facility, of which up to $20.0 million can be used for letters of credit for the U.S. borrowers and up to $5.0 million can be used for letters of credit for the Canadian borrower. The borrowing base under the U.S. Sub-facility is determined based on eligible accounts receivable and eligible inventory of the U.S. borrowers, and the borrowing base under the Canadian Sub-facility is determined based on eligible accounts receivable and eligible inventory of the Canadian borrower and eligible accounts receivable of Real Alloy’s wholly owned Mexican subsidiary.

U.S. dollar denominated revolving loans under the U.S. Sub-facility bear interest, at the U.S. Borrowers’ option, either (i) at 1-, 2-, 3- or 6-month interest periods at LIBOR, or (ii) the Base Rate (as defined below), in each case plus a margin based on the amount of the excess availability under the ABL Facility. The “Base Rate” is equal to the greater of (a) the prime rate announced by Bank of America from time to time, (b) the U.S. Federal Funds Rate plus 0.50%, and (c) the 30-day interest period LIBOR. Canadian dollar denominated loans under the Canadian Sub-facility bear interest, at the Canadian Borrowers’ option, either (i) the CDOR rate for a term comparable to the loan, or (ii) floating at the greater of (x) the prime rate announced by Bank of America (Canada) from time to time or (y) the 1-month CDOR plus 1.0% (this clause (ii), “Canadian Index Rate”), plus in each case a margin based on the amount of the excess availability under the ABL Facility. U.S. dollar denominated U.S. or Canadian swingline loans bear interest in the same way as U.S. Base Rate revolving loans, and Canadian dollar denominated Canadian swingline loans bear interest in the same way as Canadian Index Rate revolving loans. Events of default will trigger an increase of 2.0% in all interest rates. Interest is payable monthly in arrears, except for LIBOR or CDOR loans, for which interest will be payable at the end of each relevant interest period. Additionally, upon closing, the U.S. and Canadian Borrowers paid a $0.3 million closing fee, as well as reimbursed Bank of America’s costs, including U.S. and international attorneys’ fees.

In the three months ended March 31, 2017 and 2016, interest expense under the revolving credit facilities was $2.2 million and $0.4 million, respectively, including the write-off of $1.4 million of unamortized debt issuance costs associated with the Asset-Based Facility in 2017 and $0.2 million of scheduled amortization of debt issuance costs in each of the three months ended March 31, 2017 and 2016. As of March 31, 2017, the borrowers were in compliance with the debt covenants of the ABL Facility.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases to finance office, mobile and other equipment for its operations. As of March 31, 2017, $2.9 million of the $7.0 million in capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and has a liquidation preference of $28.5 million as of March 31, 2017. The Redeemable Preferred Stock paid quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% in the following twelve months, and 9% thereafter. As of March 31, 2017, dividends are accrued and paid at 8% of the liquidation preference. Dividends were paid in-kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

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

The carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument as of the issuance date plus dividends paid in-kind and accretion of the fair value adjustment to the Redeemable Preferred Stock. The difference between the liquidation preference and the estimated fair value as of the issuance date is accreted over the period preceding the holder’s right to redeem the instrument, or sixty-six months from the issue date.

The following table presents activity related to the carrying value of Redeemable Preferred Stock during the year ended December 31, 2016 and the three months ended March 31, 2017:

(In millions)
Balance, December 31, 2015	$21.9
Dividends on Redeemable Preferred Stock, in-kind	2.0
Accretion of fair value adjustment to Redeemable Preferred Stock	1.0
Balance, December 31, 2016	24.9
Accretion of fair value adjustment to Redeemable Preferred Stock	0.2
Balance, March 31, 2017	$25.1

NOTE 6—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes activity within stockholders’ equity attributable to Real Industry and noncontrolling interest during the year ended December 31, 2016 and the three months ended March 31, 2017:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance, December 31, 2015	$141.6	$0.8	$142.4
Net earnings (loss)	(102.9)	0.3	(102.6)
Dividends on Redeemable Preferred Stock, in-kind	(2.0)	—	(2.0)
Accretion of fair value adjustment to Redeemable Preferred Stock	(1.0)	—	(1.0)
Share-based compensation expense	3.6	—	3.6
Common stock options exercised	0.1	—	0.1
Warrants exercised	0.1	—	0.1
Change in accumulated other comprehensive loss	(6.1)	—	(6.1)
Balance, December 31, 2016	33.4	1.1	34.5
Net earnings (loss)	(11.4)	0.1	(11.3)
Distribution to noncontrolling interest	—	(0.9)	(0.9)
Consolidation of noncontrolling interest	(0.5)	0.5	—
Share-based compensation expense	0.7	—	0.7
Dividends on Redeemable Preferred Stock, accrued	(0.6)	—	(0.6)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	—	(0.2)
Change in accumulated other comprehensive loss	0.7	—	0.7
Balance, March 31, 2017	$22.1	$0.8	$22.9

Accrued dividends on Redeemable Preferred Stock are payable on the first day of each quarter.

The following table reflects changes in the shares of common stock outstanding during the year ended December 31, 2016 and the three months ended March 31, 2017:

Shares of Common Stock Outstanding
Balance, December 31, 2015	28,891,766
Restricted common stock awards granted, net of forfeitures	460,064
Common stock options exercised	27,500
Warrants exercised, net of repurchases	7,552
Balance, December 31, 2016	29,386,882
Restricted common stock awards granted, net of forfeitures	391,003
Restricted stock units converted to common stock	6,840
Common stock options exercised	750
Balance, March 31, 2017	29,785,475

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes activity within accumulated other comprehensive loss during the three months ended March 31, 2017:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(8.2)	$1.1	$(7.1)
Current period currency translation adjustments	0.7	—	0.7
Balance, March 31, 2017	$(7.5)	$1.1	$(6.4)

Included in current period currency translation adjustments for the three months ended March 31, 2017 are $2.1 million of currency translation adjustment gains associated with intercompany loans considered long-term in nature, offset by $1.4 million of losses related to the translation adjustments of accounts denominated in foreign currencies.

NOTE 8—INCOME TAXES

At the end of each reporting period, Real Industry estimates its annual effective income tax rate. The estimate used for the three months ended March 31, 2017 may change in subsequent periods. The effective tax rate for the three months ended March 31, 2017 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings, losses, and tax rates between tax jurisdictions, and changes in valuation allowances. Income tax expense for the three months ended March 31, 2017 was $0.8 million, compared to a $0.7 million income tax expense for the three months ended March 31, 2016.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2011 through 2016 tax years remain open to examination. In October 2016, the Company was notified by the IRS of its intention to audit Real Industry’s 2014 federal income tax return.

NOTE 9—EMPLOYEE BENEFIT PLANS

The following table presents the components of net periodic benefit expense under the German defined benefit pension plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Service cost	$0.3	$0.2
Interest cost	0.2	0.2
Amortization of net actuarial gains	—	(0.1)
Expected return on plan assets	—	—
Net periodic benefit expense	$0.5	$0.3

NOTE 10—LOSS PER SHARE

The Company computes loss per share using the two-class method, as unvested restricted common stock and unvested restricted stock units contain non-forfeitable rights to dividends and meet the criteria of participating securities. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the Company presents basic and diluted earnings per share for its one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. The Company’s reported net earnings (loss) are reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share.

Basic loss per share is computed by dividing net loss attributable to Real Industry, Inc., less dividends and accretion on the fair value adjustment to Redeemable Preferred Stock, by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock, common stock options, unvested restricted stock units, and the Warrants (as defined below in Note 11—Derivative and Other Financial Instruments and Fair Value Measurements), determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions, except share and per share amounts)	2017	2016
Loss from continuing operations	$(11.3)	$(10.0)
Earnings (loss) from discontinued operations, net of income taxes	—	—
Net loss	(11.3)	(10.0)
Earnings from continuing operations attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Real Industry, Inc.	(11.4)	(10.1)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)
Dividends on Redeemable Preferred Stock, accrued	(0.6)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)
Numerator for basic and diluted loss per share—Net loss available to common stockholders	$(12.2)	$(10.8)
Denominator for basic and diluted loss per share—Weighted average shares outstanding	28,872,312	28,703,587
Basic and diluted loss per share:
Continuing operations	$(0.43)	$(0.38)
Discontinued operations	—	—
Basic and diluted loss per share	$(0.43)	$(0.38)

Unvested restricted common stock, common stock options, unvested restricted stock units, and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the three months ended March 31, 2017 and 2016, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested restricted stock units, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

The following tables provide details on the average market price of Real Industry common stock; the outstanding shares of unvested restricted common stock, common stock options, unvested restricted stock units, and Warrants that were potentially dilutive; and summary information about the potentially dilutive common stock equivalents for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
Average market price of Real Industry common stock	$4.94	$6.86

	March 31,
	2017	2016
Potentially dilutive common stock equivalents:
Unvested restricted common stock	759,003	491,286
Outstanding common stock options	747,400	775,650
Unvested restricted stock units	519,835	381,823
Warrants	1,448,333	1,468,333
Total potentially dilutive common stock equivalents	3,474,571	3,117,092

	Three Months Ended March 31,
(In millions, except exercise prices)	2017	2016
Average unamortized share-based compensation expense:
Restricted common stock awards	$0.5	$2.2
Restricted stock unit awards	0.3	1.8
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.64

NOTE 11—DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Metal hedging

Primarily in our RAEU segment (as defined below), London Metal Exchange (“LME”) future swaps or forward contracts are sold as metal is purchased to fill fixed-priced customer sales orders. As sales orders are priced, LME future swaps or forward contracts can be purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of the put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2017, Real Alloy had 32.1 thousand metric tonnes (“kt”) of metal buy and sell derivative contracts outstanding.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2017, Real Alloy had 2.2 trillion British thermal unit forward buy contracts outstanding.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options or similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of March 31, 2017, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers, and periodically thereafter while actively trading. As of March 31, 2017, no cash collateral was posted or held.

The table below presents gross amounts of recognized derivative assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of derivative assets and liabilities presented therein. As of March 31, 2017 and December 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	March 31, 2017		December 31, 2016
(In millions)	Asset	Liability	Asset	Liability
Metal	$—	$(0.3)	$—	$(0.4)
Natural gas	0.4	—	0.6	—
Total	0.4	(0.3)	0.6	(0.4)
Effect of counterparty netting arrangements	—	—	—	—
Net derivative assets (liabilities) as classified in the condensed consolidated balance sheets	$0.4	$(0.3)	$0.6	$(0.4)

The following table presents details of the balance sheet classification of the fair value of Real Alloy’s derivative financial instruments as of March 31, 2017 and December 31, 2016:

		March 31,	December 31,
(In millions)	Balance Sheet Classification	2017	2016
Derivative assets:
Natural Gas	Prepaid expenses, supplies and other current assets	$0.4	$0.6
Derivative liabilities:
Metal	Accrued liabilities	$(0.3)	$(0.4)

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions, and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions, which provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share. During the three months ended March 31, 2017, no Warrants were exercised and, as of March 31, 2017, there were 1,448,333 Warrants outstanding.

The common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 52.1% and an expected term of 3.2 years as of March 31, 2017, and 47.1% volatility and an expected term of 3.4 years as of December 31, 2016, along with a 60% equity raise probability assumption, and a 25% equity raise price discount assumption in the periods following each measurement date. The most significant input in determining the fair value of the common stock warrant liability is the price of our common stock on the measurement date, which as of March 31, 2017 and December 31, 2016 was $2.85 per share and $6.10 per share, respectively. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a minor decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in a minor increase in the estimated fair value of the common stock warrant liability. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

The following table presents changes in the fair value of the common stock warrant liability during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Balance, beginning of period	$4.4	$6.9
Change in fair value of common stock warrant liability	(2.5)	0.6
Balance, end of period	$1.9	$7.5

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. The following table sets forth financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and their level in the fair value hierarchy:

		Estimated Fair Value
	Fair Value	March 31,	December 31,
(In millions)	Hierarchy	2017	2016
Derivative assets	Level 2	$0.4	$0.6
Derivative liabilities	Level 2	(0.3)	(0.4)
Net derivative assets		$0.1	$0.2
Common stock warrant liability	Level 3	$(1.9)	$(4.4)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents losses on derivative financial instruments during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Realized losses:
Metal	$0.8	$0.2
Natural gas	—	0.6
Total realized losses	0.8	0.8
Unrealized losses:
Metal	—	0.4
Natural gas	0.3	—
Total unrealized losses	0.3	0.4
Losses on derivative financial instruments	$1.1	$1.2

Other Financial Instruments

The following tables present the carrying values and estimated fair values of other financial instruments as of March 31, 2017 and December 31, 2016:

		March 31, 2017
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$18.5	$18.5
Restricted cash and restricted cash equivalents	Level 1	9.2	9.2
Financing receivable	Level 2	32.5	32.5
Loans receivable, net (other noncurrent assets)	Level 3	0.7	0.7
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$296.0	$307.5
ABL Facility	Level 2	77.2	78.2
Redeemable Preferred Stock	Level 3	$25.1	$27.8

		December 31, 2016
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$27.2	$27.2
Restricted cash and restricted cash equivalents	Level 1	5.5	5.5
Financing receivable	Level 2	28.4	28.4
Loans receivable, net (other noncurrent assets)	Level 3	0.8	0.8
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$294.9	$307.5
Asset-Based Facility	Level 2	55.5	57.0
Term Loan	Level 2	1.5	1.5
Redeemable Preferred Stock	Level 3	$24.9	$26.8

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of March 31, 2017 and December 31, 2016:

Cash and cash equivalents and restricted cash and restricted cash equivalents

Cash and cash equivalents and restricted cash and restricted cash equivalents are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a €50 million factoring facility (the “Factoring Facility”). The Factoring Facility provides for the transfer and sale of eligible receivables to a counterparty, the settlement of which generally occurs within thirty days of transfer, which are accounted for as true sales, and are included in operating cash flows. During the three months ended March 31, 2017, $87.6 million of trade receivables were transferred on a nonrecourse basis, and proceeds of $81.5 million were received. During the three months ended March 31, 2016, $89.9 million of trade receivables were transferred and $88.4 million of proceeds were received. Administrative fees and expenses associated with the Factoring Facility were $0.2 million in each of the three months ended March 31, 2017 and 2016.

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

Long-term debt – Revolving credit facilities and Term Loan

The estimated fair values of the Asset-Based and ABL Facilities and Term Loan is based on their market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

The estimated fair value of Redeemable Preferred Stock is determined based on a discounted cash flow analysis using the Hull & White model, with a remaining term of forty-one months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 13.1% credit spread adjustment to a zero coupon yield curve as of March 31, 2017, based on similar market instruments.

NOTE 12—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of March 31, 2017, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Measurement of segment profitability

Our CODM and management use several measures of performance for our reportable segments, including earnings before interest, taxes, depreciation and amortization and excludes certain other items (“Segment Adjusted EBITDA”). We use Segment Adjusted EBITDA as our primary financial performance metric and believe this measure provides additional information commonly used by holders of our common stock, as well as the holders of the Senior Secured Notes and parties to the revolving credit facilities with respect to the ongoing performance of our underlying business activities. In addition, Segment Adjusted EBITDA is a component of certain covenants under the Indenture governing the Senior Secured Notes.

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
•

Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under the Senior Secured Notes or the revolving credit facilities;

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

Other companies, including companies in our industry, may calculate Segment Adjusted EBITDA differently and the degree of their usefulness as a comparative measure correspondingly decreases as the number of differences in computations increase.

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

Reportable segment information

The following tables show segment revenues from external customers (there were no intersegment revenues) and Segment Adjusted EBITDA for the three months ended March 31, 2017 and 2016, and reconciliations of Segment Adjusted EBITDA to net loss for each period presented. Segment Adjusted EBITDA presents only the financial performance of our segments and does not include the results of operations of Corporate and Other.

	Three Months Ended March 31, 2017
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$225.6	$111.5	$—	$337.1
Segment Adjusted EBITDA	$6.3	$6.0		$12.3

	Three Months Ended March 31, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$200.8	$108.6	$—	$309.4
Segment Adjusted EBITDA	$13.2	$5.1		$18.3

	Three Months Ended March 31,
(In millions)	2017	2016
Segment Adjusted EBITDA	$12.3	$18.3
Unrealized losses on derivative financial instruments	(0.2)	(0.4)
Segment depreciation and amortization	(11.5)	(14.7)
Amortization of inventories and supplies purchase accounting adjustments	—	(0.6)
Corporate and Other selling, general and administrative expenses	(3.2)	(3.3)
Other, net	(1.0)	(1.4)
Operating loss	(3.6)	(2.1)
Interest expense, net	(11.0)	(9.2)
Change in fair value of common stock warrant liability	2.5	(0.6)
Foreign exchange gains on intercompany loans	0.8	2.6
Income from equity method investment	1.1	—
Other nonoperating expense, net	(0.3)	—
Income tax expense	(0.8)	(0.7)
Earnings (loss) from discontinued operations, net of income taxes	—	—
Net loss	$(11.3)	$(10.0)

The following tables present summarized balance sheet information for each of our reportable segments and reconciliations to consolidated assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$7.4	$4.4	$11.5	$5.7
Trade accounts receivable, net	96.1	17.8	76.2	12.2
Financing receivable	—	32.5	—	28.4
Inventories	74.9	36.9	79.3	38.9
Prepaid expenses, supplies and other current assets	19.6	6.6	13.7	6.4
Total current assets	198.0	98.2	180.7	91.6
Property, plant and equipment, net	190.6	96.6	195.0	94.2
Equity method investment	6.1	—	5.0	—
Identifiable intangible assets, net	11.9	—	12.5	—
Goodwill	33.5	8.8	33.6	8.6
Other noncurrent assets	4.9	3.6	5.0	3.5
Total segment assets	$445.0	$207.2	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$84.2	$45.2	$73.8	$41.8
Accrued liabilities	20.6	16.2	30.0	13.4
Total current liabilities	104.8	61.4	103.8	55.2
Accrued pension benefits	—	42.8	—	42.0
Environmental liabilities	11.6	—	11.6	—
Other noncurrent liabilities	4.6	1.8	4.5	1.8
Total segment liabilities	$121.0	$106.0	$119.9	$99.0

	March 31,	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$445.0	$431.8
Real Alloy Europe	207.2	197.9
Cash and cash equivalents—Corporate and Other	6.7	10.0
Other unallocated assets	4.7	5.8
Total consolidated assets	$663.6	$645.5
Liabilities:
Real Alloy North America	$121.0	$119.9
Real Alloy Europe	106.0	99.0
Long-term debt	380.2	356.5
Common stock warrant liability	1.9	4.4
Deferred income taxes, net	2.5	2.5
Other unallocated liabilities	4.0	3.8
Total consolidated liabilities	$615.6	$586.1

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents as of March 31, 2017 and 2016:

	March 31,
(In millions)	2017	2016
Cash and cash equivalents—continuing operations	$18.5	$37.0
Cash and cash equivalents—discontinued operations	—	0.1
Restricted cash and restricted cash equivalents—prepaid expenses, supplies and other current assets	5.3	—
Restricted cash and restricted cash equivalents—other noncurrent assets	3.9	3.6
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$27.7	$40.7

Restricted cash and restricted cash equivalents included in prepaid expenses, supplies and other current assets as of March 31, 2017 represents cash supporting a letter of credit associated with current portion of severance payments due to a former executive and cash deposits held under the Asset-Based Facility. Restricted cash and restricted cash equivalents included in other noncurrent assets as of March 31, 2017 and 2016 generally represents amounts set aside for the remediation of future asset retirement obligations and the noncurrent portion of severance payments.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and waste, and employee health and safety. These laws and regulations can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives to perform environmental remediation by agencies in two states and Norway.

Real Alloy’s reserves for environmental remediation liabilities totaled $15.9 million and $15.6 million as of each of March 31, 2017 and December 31, 2016, respectively. Of the total remediation liability, $4.3 million and $4.0 million is classified in accrued liabilities as of March 31, 2017 and December 31, 2016, respectively, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements primarily related to the normal operation of its landfills and the retirement of the related assets, which represents the most probable costs of remedial actions. Real Alloy’s total asset retirement obligations were $5.4 million and $5.3 million as of March 31, 2017 and December 31, 2016, respectively, of which $0.9 million and $0.9 million were classified as accrued liabilities, respectively, and $4.5 million and $4.4 million as other noncurrent liabilities, respectively.

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

Certain statements in this Form 10-Q for the quarterly period ended March 31, 2017 (the “Report”), including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15 of our Annual Report, and “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Report and our Annual Report. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements, and include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which may be beyond our control, and that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations and are neither guarantees nor indicative of future performance.

Overview

Real Industry is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable U.S. NOLs and the experience and focus of our executive management team to acquire operating businesses at prices and on terms that we believe will create a sustainably profitable enterprise.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of NABCO, previously the primary business within our former Industrial Supply segment, and on February 27, 2015, we acquired the Real Alloy Business of Aleris. A portion of the proceeds of the sale of NABCO were used to fund the Real Alloy Acquisition.

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

On November 1, 2016, Real Alloy completed its first acquisition as a subsidiary of Real Industry, with the purchase of select assets of Beck Alloys, a privately-held operator of three secondary aluminum recycling facilities in the U.S. for $23.6 million. With the Beck Acquisition, Real Alloy obtained a noncontrolling interest in an affiliated trading business, Beck Trading, which adds primary aluminum as another service/product offering for Real Alloy customers.

Our business strategy is to create a sustainably profitable enterprise by allocating capital to improve the value of our existing businesses and to execute accretive acquisitions with a disciplined approach to value and structure. We seek to take meaningful ownership positions in operating companies that leverage the strengths of our platform, including our status as a public company with permanent capital enabling a long-term holding philosophy, our sizable tax assets, and the experience of our executive management team. In considering acquisition opportunities, we seek businesses with sustainable competitive advantages and defensible market positions, led by management teams that have shown success through business cycles, and have financial profiles where our tax assets can be used to increase free cash flow. We regularly consider acquisitions in what we view as undervalued industries, as well as businesses with values we believe to be misunderstood by the marketplace. In all cases we seek opportunities that will be accretive to our earnings per share.

Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We anticipate that we will continue to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

Our Segments—RANA and RAEU

As of March 31, 2017, the Company had two reportable segments Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Real Alloy North America

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. We estimate that approximately 59% and 54% of RANA’s invoiced sales volume was used in automotive applications in the three months ended March 31, 2017 and 2016, respectively. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts, for a fee, customer-owned aluminum scrap and dross and returns the recycled metal in ingot or molten form to these same customers. The remainder of RANA’s volume is sold under buy/sell arrangements whereby aluminum scrap is purchased from third-parties and RANA converts that material to its customers’ specifications and delivers it in ingot or molten form. As described more fully below, buy/sell arrangements have a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of the third-party aluminum scrap purchases is included in both revenues and cost of sales.

Real Alloy Europe

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver recycled metal in ingot or molten form to customers from six facilities located in Germany, Norway and Wales. RAEU supplies the European automobile industry, which we estimate represented approximately 60% and 72%, respectively, of this segment’s invoiced sales volume in the three months ended March 31, 2017 and 2016, and other aluminum producers and manufacturers serving other European aluminum industries. Also similar to RANA, RAEU services its customers via tolling and buy/sell arrangements.

Corporate and Other

Operating costs in Corporate and Other relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintenance of our public company status. We do not include such costs within our measure of segment profitability and they are, therefore, excluded from segment results of operations. Corporate and Other also includes the results of operating entities that do not meet the threshold of a reportable segment.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of our subsidiary SGGH that have been sold, or have been discontinued and meet the criteria to be classified as a discontinued operation.

Critical Measures of Our Financial Performance

The financial performance of our operating segments, and in particular our CODM’s measure of profitability, is Segment Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, and excludes items of a nonoperational nature that may include unrealized and certain realized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, management fees, and certain other gains and losses. Segment Adjusted EBITDA is evaluated by management in both gross dollars and on a per tonne basis. Although the business operations of our two operating segments are largely similar, the competitive dynamics in the different geographies also play a role in relative performance, in addition to the volume, tolling and buy/sell mix, and scrap spread performance described below. See “Non-GAAP Financial Measures” below for a further discussion of our use of non-GAAP financial measures.

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

Two of the most important drivers of financial performance for Real Alloy are the volumes invoiced, and the mix of that volume between tolling and buy/sell arrangements. Increased volume will normally result in additional revenue, lower per unit costs, and associated higher gross profit. Increased processing under tolling arrangements results in lower revenues and generally higher gross profit margins compared to buy/sell arrangements. Tolling arrangements also reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling agreements are beneficial in these ways, the percentage of Real Alloy’s capacity under these arrangements is limited by the amount of metal their customers own and the extent to which they are willing to enter into such arrangements.

Gross profit and margins are also impacted by scrap spreads, as well as the fees charged to customers to process metal, and conversion costs. Scrap spreads represent the difference between the cost of purchased aluminum scrap and the price of secondary metal produced and sold. An increase in scrap prices does not have a negative impact on margins, provided that secondary alloy prices have increased at a similar rate. Compared to aluminum rolling companies, Real Alloy does not recognize the concept of metal lag, as scrap is generally procured to satisfy customer requirements approximately one month in advance of production and delivery. Real Alloy strives to maximize its scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery rates. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics of the local region. While aluminum scrap and secondary aluminum alloy prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated and the sales price for secondary alloy may lag behind increases in scrap prices and vice versa. This phenomenon of scrap prices increasing at a faster rate than secondary aluminum alloy prices began to occur in North America beginning in the second quarter of 2016 and has continued into the first quarter of 2017. Additionally, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum, which are the two largest components of conversion costs.

The following table reflects historical average prices for several of the metal indices that we reference in our public comments and can impact the Real Alloy business, which includes the following:

•	LME is the cash official settlement price of primary aluminum on the London Metal Exchange.
•	P1020 is the price of primary aluminum delivered, which includes the LME price plus the Midwest Premium (“MWP”).
•

MWP approximates the cost of freight and handling to ship aluminum from LME warehouses to the mid-western U.S., which can fluctuate based upon supply and demand dynamics. The duty paid Rotterdam premium is the European equivalent to the MWP.

•

P1020 and LME + duty paid Rotterdam premium prices are generally correlated to the selling prices for products that are sold to rolling mills, extruders and other wrought aluminum processors, as well as high-purity alloys sold to automotive end-markets.

•	MW380, or Platts Metals Week 380, is a common aluminum alloy used primarily in casting automotive parts in the U.S.
•	MB226, or Metal Bulletin 226, is a common aluminum alloy used primarily in casting automotive parts in Europe.
•	The Average Scrap Price is the arithmetic average of the Platts price for three scrap types (twitch, cast and turnings) that are a component of RANA’s scrap input mix.

Note that the average scrap prices reported are only meant to serve as a directional indication of scrap prices and does not represent RANA’s actual scrap mix or margins.

	4Q 2015	1Q 2016	2Q 2016	3Q 2016	4Q 2016	1Q 2017	YOY Change[1]	QOQ Change[2]
RANA Market Prices
(Dollar per metric tonne)
LME	$1,495	$1,515	$1,571	$1,620	$1,710	$1,850	22%	8%
P1020	1,675	1,707	1,744	1,762	1,878	2,063	21%	10%
MW380	1,862	1,892	1,874	1,837	1,812	1,943	3%	7%
Average Scrap Price[3]	1,223	1,289	1,341	1,309	1,284	1,378	7%	7%

RAEU Market Prices
(Euro per metric tonne)
LME	€1,365	€1,374	€1,391	€1,452	€1,587	€1,737	26%	9%
LME + duty paid Rotterdam premium	1,511	1,510	1,506	1,558	1,706	1,873	24%	10%
MB226	1,661	1,617	1,637	1,628	1,591	1,764	9%	11%

[1] Year over year change from 1Q 2016 to 1Q 2017
[2] Quarter over quarter change from 4Q 2016 to 1Q 2017
[3] Average of Platts Twitch, Cast and Turnings Prices

Real Alloy increased Segment Adjusted EBITDA sequentially from the fourth quarter of 2016 as volumes improved globally driven by automotive end-market seasonality. Furthermore in North America, MW380 pricing experienced an increase of $131 per tonne when comparing the three months ended March 31, 2017 to the three months ended December 31, 2016 while the average scrap price only increased $94 per tonne for the same period. The impact of the increased MW380 pricing generally lags due to the pricing formulas contained in customer agreements, therefore improved scrap spreads due to market pricing are not fully reflected in the first quarter, but are expected to positively impact the second quarter. Similarly, in Europe, MB226 increased €173 per tonne. Real Alloy also continued to focus on plant operating costs and SG&A reduction in both regions.

Critical Accounting Policies and Estimates

Our accounting and reporting policies provide for our financial statements to be prepared and presented in accordance with GAAP and are fundamental to understanding our consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions, and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern the following areas and are described below:

i.	Consolidation of variable interest entities;
ii.	Business combinations;
iii.	Revenue recognition;
iv.	Inventories;
v.	Market risk management using derivative financial instruments;
vi.	Currency translation;
vii.	Impairment of long-lived assets;
viii.	Environmental and asset retirement obligations;
ix.	Pension benefits;
x.	Deferred tax asset valuation; and
xi.	Goodwill and identifiable intangible assets.

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

There were no changes in our critical accounting policies during the three months ended March 31, 2017, from those disclosed in the Annual Report.

Non-GAAP Financial Measures

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. We report our financial results in accordance with GAAP; however, our CODM and management use Segment Adjusted EBITDA as the primary performance metric for the Company’s segments and believe this measure provides additional information commonly used by holders of our common stock, as well as the holders of the Senior Secured Notes and parties to the revolving credit facilities with respect to the ongoing performance of our underlying business activities. In addition, Segment Adjusted EBITDA is a component of certain covenants under the Indenture governing the Senior Secured Notes.

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

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under our long-term debt;
•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us;
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other; and
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

In addition, in evaluating Segment Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the reconciliation provided below under “Segments’ Results of Operations—Comparison of the Three Months Ended March 31, 2017 and 2016.” Our presentation of Segment Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions, except per share amounts)	2017	2016
Revenues	$337.1	$309.4
Cost of sales	323.7	292.8
Gross profit	13.4	16.6
Selling, general and administrative expenses	14.4	15.4
Losses on derivative financial instruments, net	1.1	1.2
Amortization of identifiable intangible assets	0.6	0.6
Other operating expense, net	0.9	1.5
Operating loss	(3.6)	(2.1)
Nonoperating expense, net	6.9	7.2
Loss from continuing operations before income taxes	(10.5)	(9.3)
Income tax expense	0.8	0.7
Loss from continuing operations	(11.3)	(10.0)
Earnings (loss) from discontinued operations, net of income taxes	—	—
Net loss	(11.3)	(10.0)
Earnings from continuing operations attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Real Industry, Inc.	$(11.4)	$(10.1)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(11.4)	$(10.1)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)
Dividends on Redeemable Preferred Stock, accrued	(0.6)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)
Net loss available to common stockholders	$(12.2)	$(10.8)
Basic and diluted loss per share:
Continuing operations	$(0.43)	$(0.38)
Discontinued operations	—	—
Basic and diluted loss per share	$(0.43)	$(0.38)

Consolidated Results of Operations – Comparison of the Three Months Ended March 31, 2017 and 2016

Net loss available to common stockholders for the three months ended March 31, 2017 was $12.2 million, or $0.43 loss per basic and diluted share, compared to net loss available to common stockholders for the three months ended March 31, 2016 of $10.8 million, or $0.38 loss per basic and diluted share. For the three months ended March 31, 2017, net loss was $11.3 million, compared to net loss of $10.0 million for the three months ended March 31, 2016.

Real Alloy Segment Adjusted EBITDA for the three months ended March 31, 2017 was $12.3 million compared to $18.3 million for the three months ended March 31, 2016, or a reduction from $63 to $42 per tonne. Total reported volumes decreased slightly by 0.4 kt, as tolling volume decreased by 16.1 kt, but was almost entirely offset by buy/sell volume which increased by 15.7 kt. The main driver of the lower Segment Adjusted EBITDA were scrap spreads, particularly related to our RANA segment. The relationship between sales prices and scrap costs in North America progressively improved throughout the first quarter of 2017, however; this improvement generally lags in the financial results, and is expected to lead to sequential improvement in the second quarter of 2017. Conversely, our RAEU segment experienced favorable scrap spreads year over year resulting in increased Segment Adjusted EBITDA of $0.9 million. See “Segments’ Results of Operations” for more details on Real Alloy’s performance.

Segments’ Results of Operations – Comparison of the Three Months Ended March 31, 2017 and 2016

The following tables present our segment results of operations for the three months ended March 31, 2017 and 2016, and a reconciliation of Segment Adjusted EBITDA to consolidated net loss for each of the periods presented.

	Three Months Ended March 31, 2017
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	86.8	50.6		137.4
Buy/sell arrangements	109.8	44.6		154.4
Total metric tonnes invoiced	196.6	95.2		291.8
Revenues	$225.6	$111.5	$—	$337.1
Cost of sales	219.7	104.0	—	323.7
Gross profit	$5.9	$7.5	$—	$13.4

Selling, general and administrative expenses	$7.0	$4.2	$3.2	$14.4
Depreciation and amortization	$8.3	$3.2	$—	$11.5
Capital expenditures	$2.4	$4.8	$—	$7.2
Segment Adjusted EBITDA	$6.3	$6.0		$12.3
Segment Adjusted EBITDA per metric tonne invoiced	$32	$63		$42

	Three Months Ended March 31, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	101.5	52.0		153.5
Buy/sell arrangements	94.8	43.9		138.7
Total metric tonnes invoiced	196.3	95.9		292.2
Revenues	$200.8	$108.6	$—	$309.4
Cost of sales	186.0	106.8	—	292.8
Gross profit	$14.8	$1.8	$—	$16.6

Selling, general and administrative expenses	$7.8	$4.3	$3.3	$15.4
Depreciation and amortization	$7.8	$6.9	$—	$14.7
Capital expenditures	$4.0	$1.3	$—	$5.3
Segment Adjusted EBITDA	$13.2	$5.1		$18.3
Segment Adjusted EBITDA per metric tonne invoiced	$67	$53		$63

RANA Segment

For the three months ended March 31, 2017 and 2016, RANA generated $225.6 million and $200.8 million of revenues, respectively. Total reported volumes increased 0.3 kt in the first quarter of 2017 as a result of a 15.0 kt increase in buy/sell volume, partially offset by a 14.7 kt decrease in tolling volume. The increase in buy/sell volume was achieved through increased sales efforts, as well as the results of the Beck Acquisition, the operations of which contributed 10.2 kt of incremental volume. During the three months ended March 31, 2017, tolling arrangements represented 44% of RANA’s total invoiced volume, while buy/sell arrangements represented 56%, compared to 52% tolling arrangements and 48% buy/sell arrangements in the three months ended March 31, 2016.

Gross profit for RANA was $5.9 million for the three months ended March 31, 2017, representing a margin of 2.6% of segment revenues, compared to gross profit of $14.8 million for the three months ended March 31, 2016, representing a margin of 7.4% of segment revenues. The decrease in gross profit was due to a reduction in scrap spreads, described further below, offset by slightly higher volumes.

SG&A expenses were $7.0 million for the three months ended March 31, 2017, compared to $7.8 million for the three months ended March 31, 2016. The $0.8 million decrease primarily relates to the termination of the Aleris TSA for support received for information technology services, treasury services, accounts payable, credit/collection services, and human resource services, which was partially offset by higher personnel costs associated with building out Real Alloy as a stand-alone entity. The most significant components of RANA’s SG&A expenses for the three months ended March 31, 2017 and 2016 were primarily comprised of compensation and professional fees totaling $4.0 million and $1.6 million, respectively, in the first quarter of 2017 compared to $4.3 million and $1.9 million, in the first quarter of 2016. Additionally, SG&A expense in the 2016 period included costs incurred under the Aleris TSA.

For the three months ended March 31, 2017 and 2016, RANA generated $6.3 million and $13.2 million of Segment Adjusted EBITDA, respectively, which is a reduction from $67 to $32 per metric tonne. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors in the measure of profitability at the segment level. The combined impact of changes in volume and mix during the period discussed previously contributed to approximately $1.0 million of the reduction in Segment Adjusted EBITDA. The decrease in scrap spreads contributed to approximately $6.5 million of the reduction in Segment Adjusted EBITDA. As for scrap spreads, as the table on page 28 indicates, the average selling price per tonne of one of RANA’s most common alloys, MW380, increased by approximately 3% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, while the average cost of a bundle of scrap metal increased by 7%. Scrap prices increased due to general supply and demand factors over the past year. The figures reported in the table are industry averages that represent the general state of the buy/sell market environment, as opposed to RANA’s specific results, but are directionally consistent with Real Alloy’s results in its buy/sell arrangements.

RANA recognized $0.3 million of losses on derivative financial instruments in the three months ended March 31, 2017, compared to $0.6 million of losses in 2016. In the three months ended March 31, 2017, RANA had $0.3 million of unrealized losses on derivative financial instruments, compared to no unrealized gains or losses in the three months ended March 31, 2016. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

During the three months ended March 31, 2017 and 2016, depreciation and amortization was $8.3 million and $7.8 million, respectively, and capital expenditures were $2.4 million and $4.0 million, respectively.

RAEU Segment

For the three months ended March 31, 2017 and 2016, RAEU generated $111.5 million and $108.6 million of revenues, respectively. Total reported volumes decreased 0.7 kt in the first quarter of 2017 compared to the prior year as a result of a 1.4 kt decrease in tolling volume, partially offset by a 0.7 kt increase in buy/sell volume. The increase in buy/sell volume was achieved through increased sales efforts. During the three months ended March 31, 2017 and 2016, customer tolling arrangements represented 53% and 54% of total invoiced volume, respectively, while buy/sell arrangements represented 47% and 46%, respectively.

Gross profit for RAEU was $7.5 million for the three months ended March 31, 2017, representing a margin of 6.7% of segment revenues, compared to $1.8 million of gross profit, representing a gross margin of 1.6% of segment revenues. The increase in gross profit was due to improved scrap spreads particularly for higher purity alloys, described further below, plus a depreciation expense correction in the first quarter of 2016 that resulted in $3.7 million of out-of-period depreciation expense than would have been reported in cost of sales. Cost of sales also included $0.6 million of amortization of purchase accounting adjustments to inventory supplies in the three months ended March 31, 2016 compared to zero in 2017.

SG&A expenses were $4.2 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively. The $0.1 million decrease in SG&A expenses primarily relates to the termination of the Aleris TSA for support received for information technology services, treasury services, accounts payable, credit/collection services, and human resource services, which was partially offset by higher personnel costs associated with building out Real Alloy as a stand-alone entity. The most significant component of RAEU’s SG&A expenses for the three months ended March 31, 2017 was compensation, totaling $2.3 million, consistent with the first quarter of 2016.

For the three months ended March 31, 2017 and 2016, RAEU generated $6.0 million and $5.1 million of Segment Adjusted EBITDA, respectively, which is an increase from $53 to $63 per metric tonne. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors of this measure of profitability at the segment level. The slightly lower volumes and change in mix during the period contributed to a decrease of approximately $0.2 million in Segment Adjusted EBITDA. Scrap spreads contributed to approximately $2.8 million of the increase in Segment Adjusted EBITDA, with the offset primarily driven by higher conversion costs. The market environment in Europe continued to strengthen in the first quarter leading to higher scrap spreads year over year.

RAEU recognized $0.8 million of losses on derivative financial instruments in the three months ended March 31, 2017, compared to $0.6 million of losses in the three months ended March 31, 2016. In the three months ended March 31, 2017, RAEU had no unrealized gains or losses, compared to $0.4 million of unrealized losses in the three months ended March 31, 2016.

During the three months ended March 31, 2017 and 2016, depreciation and amortization was $3.2 million and $6.9 million, respectively, and capital expenditures were $4.8 million and $1.3 million, respectively. Depreciation expense recorded in the three months ended March 31, 2016 included a $3.8 million correction from 2015, with $3.7 million classified in cost of sales and $0.1 million in SG&A expenses. The higher capital expenditures in the three months ended March 31, 2017 were primarily related to one-time investments in the Norway facility.

The following is a reconciliation of Segment Adjusted EBITDA to consolidated net loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Segment Adjusted EBITDA	$12.3	$18.3
Unrealized losses on derivative financial instruments	(0.2)	(0.4)
Segment depreciation and amortization	(11.5)	(14.7)
Amortization of inventories and supplies purchase accounting adjustments	—	(0.6)
Corporate and Other selling, general and administrative expenses	(3.2)	(3.3)
Other, net	(1.0)	(1.4)
Operating loss	(3.6)	(2.1)
Interest expense, net	(11.0)	(9.2)
Change in fair value of common stock warrant liability	2.5	(0.6)
Foreign exchange gains on intercompany loans	0.8	2.6
Income from equity method investment	1.1	—
Other nonoperating expense, net	(0.3)	—
Income tax expense	(0.8)	(0.7)
Earnings (loss) from discontinued operations, net of income taxes	—	—
Net loss	$(11.3)	$(10.0)

Operating Costs Outside of Reportable Segments—Comparison of the Three Months Ended March 31, 2017 and 2016

The following table provides information about operating costs included in Corporate and Other, which generally relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status and operating segments that do not meet the criteria of a reportable segment, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Selling, general and administrative expenses	$3.2	$3.3
Other operating expense, net	0.4	—
Corporate and Other operating costs	$3.6	$3.3

For the three months ended March 31, 2017 and 2016, operating costs in Corporate and Other, including Cosmedicine, which does not meet the threshold of a reportable segment or a discontinued operation, were $3.6 million and $3.3 million, respectively, and were primarily related to SG&A expenses, of which $0.7 million and $0.5 million, respectively, related to noncash share-based compensation expense.

Nonoperating expenses and income

The following table provides details of nonoperating expenses and income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Interest expense, net	$11.0	$9.2
Change in fair value of common stock warrant liability	(2.5)	0.6
Income from equity method investment	(1.1)	—
Foreign exchange gains on intercompany loans	(0.8)	(2.6)
Other, net	0.3	—
Total nonoperating expense, net	$6.9	$7.2

Interest expense, net

Interest expense, net for the three months ended March 31, 2017 and 2016 was $11.0 million and $9.2 million, respectively, related to long-term debt and the Factoring Facility. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three months ended March 31, 2017 and 2016 was $2.7 million and $1.2 million, respectively. Of the $2.7 million of debt issuance costs recognized during the three months ended March 31, 2017, $1.4 million related to the write-off of unamortized debt issuance costs associated with the termination of the Asset-Based Facility.

Income from equity method investment

Income from equity method investment of $1.1 million in the three months ended March 31, 2017 relates to Beck Trading, which investment was acquired in November 2016.

Other nonoperating expenses and income

During the three months ended March 31, 2017 and 2016, we reported $2.5 million of other noncash nonoperating income and $0.6 million of other noncash nonoperating expense from the change in fair value of common stock warrant liability, respectively. During the three months ended March 31, 2017 and 2016, we reported $0.8 million and $2.6 million of gains, respectively, of noncash other nonoperating income from the foreign exchange rate effect associated with Real Alloy’s intercompany loans that are not considered long-term in nature.

Income tax expense

At the end of each reporting period, we estimate the Company’s annual effective consolidated income tax rate. The estimate used for the period ended March 31, 2017 may change in subsequent periods. Income tax expense for the three months ended March 31, 2017 was $0.8 million, compared to income tax expense of $0.7 million for the three months ended March 31, 2016.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, certain of Fremont’s former operations. During the three months ended March 31, 2017 and 2016, revenue and expense items were recognized, but were insignificant.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(In millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18.5	$27.2
Trade accounts receivable, net	113.9	88.4
Financing receivable	32.5	28.4
Inventories	111.8	118.2
Prepaid expenses, supplies and other current assets	29.9	24.6
Total current assets	306.6	286.8
Property, plant and equipment, net	287.2	289.2
Equity method investment	6.1	5.0
Identifiable intangible assets, net	11.9	12.5
Goodwill	42.3	42.2
Other noncurrent assets	9.5	9.8
TOTAL ASSETS	$663.6	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$129.4	$115.8
Accrued liabilities	40.4	46.4
Long-term debt due within one year	2.9	2.3
Total current liabilities	172.7	164.5
Accrued pension benefits	42.8	42.0
Environmental liabilities	11.6	11.6
Long-term debt, net	377.3	354.2
Common stock warrant liability	1.9	4.4
Deferred income taxes, net	2.5	2.5
Other noncurrent liabilities	6.8	6.9
TOTAL LIABILITIES	615.6	586.1
Redeemable Preferred Stock	25.1	24.9
TOTAL STOCKHOLDERS’ EQUITY	22.9	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$663.6	$645.5

General

As discussed further below, total assets increased $18.1 million to $663.6 million as of March 31, 2017, from $645.5 million as of December 31, 2016; total liabilities increased $29.5 million to $615.6 million as of March 31, 2017, from $586.1 million as of December 31, 2016; and total stockholders’ equity decreased $11.6 million to $22.9 million as of March 31, 2017, from $34.5 million as of December 31, 2016.

The change in stockholders’ equity reflects a net loss during the period, increased by share-based compensation expense, decreased by dividends and accretion of the fair value adjustment to the Redeemable Preferred Stock, and increases or decreases in accumulated other comprehensive income loss. See Note 6—Stockholders' Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$7.4	$4.4	$11.5	$5.7
Trade accounts receivable, net	96.1	17.8	76.2	12.2
Financing receivable	—	32.5	—	28.4
Inventories	74.9	36.9	79.3	38.9
Prepaid expenses, supplies and other current assets	19.6	6.6	13.7	6.4
Total current assets	198.0	98.2	180.7	91.6
Property, plant and equipment, net	190.6	96.6	195.0	94.2
Equity method investment	6.1	—	5.0	—
Identifiable intangible assets, net	11.9	—	12.5	—
Goodwill	33.5	8.8	33.6	8.6
Other noncurrent assets	4.9	3.6	5.0	3.5
Total segment assets	$445.0	$207.2	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$84.2	$45.2	$73.8	$41.8
Accrued liabilities	20.6	16.2	30.0	13.4
Total current liabilities	104.8	61.4	103.8	55.2
Accrued pension benefits	—	42.8	—	42.0
Environmental liabilities	11.6	—	11.6	—
Other noncurrent liabilities	4.6	1.8	4.5	1.8
Total segment liabilities	$121.0	$106.0	$119.9	$99.0

The following table provides reconciliations of allocated segment assets and liabilities to consolidated assets and liabilities as of March 31, 2017 and December 31, 2016. Unallocated assets and liabilities are not considered by our CODM in evaluating operating performance of the reportable segments.

	March 31,	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$445.0	$431.8
Real Alloy Europe	207.2	197.9
Cash and cash equivalents—Corporate and Other	6.7	10.0
Other unallocated assets	4.7	5.8
Total consolidated assets	$663.6	$645.5
Liabilities:
Real Alloy North America	$121.0	$119.9
Real Alloy Europe	106.0	99.0
Long-term debt	380.2	356.5
Common stock warrant liability	1.9	4.4
Deferred income taxes, net	2.5	2.5
Other unallocated liabilities	4.0	3.8
Total consolidated liabilities	$615.6	$586.1

Cash and cash equivalents

Cash and cash equivalents decreased $8.7 million to $18.5 million as of March 31, 2017, from $27.2 million as of December 31, 2016. Cash and cash equivalents maintained at Real Alloy, totaled $11.8 million as of March 31, 2017, a decrease of $5.4 million from $17.2 million as of December 31, 2016. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $3.3 million from December 31, 2016, to $6.7 million as of March 31, 2017. As a result of the improved terms of the ABL Facility, the Company is better able to transfer cash, resulting in a reduced need to carry high cash balances.

Trade accounts receivable, net

Trade accounts receivable, net increased $25.5 million to $113.9 million as of March 31, 2017, compared to $88.4 million as of December 31, 2016. The increase was driven primarily by seasonal movements and the higher mix of buy/sell volume compared to tolling volume.

Financing receivable

Financing receivable increased $4.1 million to $32.5 million as of March 31, 2017, compared to $28.4 million as of December 31, 2016. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility. The $4.1 million increase primarily reflects increased eligible trade receivables transferred by RAEU in the period preceding the current measurement period compared to the period preceding the previous measurement period due to the higher price environment and higher mix of buy/sell volume.

Inventories

Inventories decreased $6.4 million to $111.8 million as of March 31, 2017, compared to $118.2 million as of December 31, 2016. Inventories decreased primarily due to seasonality and increased sales, offset by increased scrap prices as of March 31, 2017.

Prepaid expenses, supplies and other current assets

Prepaid expenses, supplies and other current assets was $29.9 million as of March 31, 2017, an increase of $5.3 million from the $24.6 million reported as of December 31, 2016. The increase is primarily attributable to required cash collateral of $3.9 million related to letters of credit that are still in place with our former revolving credit facility lender that were previously reserved under the terms of the Asset-Based Facility.

Property, plant and equipment, net

Property, plant and equipment, net was $287.2 million as of March 31, 2017, compared to $289.2 million as of December 31, 2016, and reflects depreciation and amortization of $10.8 million during the three months ended March 31, 2017. Capital expenditures were $7.2 million during the three months ended March 31, 2017, including new capital leases, while the carrying value of disposed equipment was $0.1 million. The remainder of the change relates to currency translation adjustments.

Goodwill and identifiable intangible assets, net

Identifiable intangible assets, net are comprised primarily of customer relationships and decreased $0.6 million to $11.9 million as of March 31, 2017, from $12.5 million as of December 31, 2016, as a result of scheduled amortization. Goodwill is reported at $42.3 million as of March 31, 2017, an increase of $0.1 million from the $42.2 million reported as of December 31, 2016, due to foreign currency translation adjustments.

Trade payables and accrued liabilities

Trade payables increased $13.6 million to $129.4 million as of March 31, 2017, from $115.8 million as of December 31, 2016. Accrued liabilities decreased $6.0 million to $40.4 million as of March 31, 2017, from $46.4 million as of December 31, 2016. The net $7.6 million increase in the combination of trade payables and accrued liabilities during the three months ended March 31, 2017 is primarily due to increased metal purchases associated with higher production in March compared to December and an increase of $4.2 million in toll liability, partially offset by a $7.6 million decrease in accrued interest on the Senior Secured Notes and a $2.4 million decrease in accrued bonuses.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $42.8 million and $11.6 million, respectively, as of March 31, 2017, compared to $42.0 million and $11.6 million, respectively, as of December 31, 2016. Of the $0.8 million increase in accrued pension benefits, $0.7 million is related to fluctuations in currency exchange rates between the U.S. dollar and the Euro, with the remaining increase related to the recognition of periodic pension costs, offset by pension payments.

Long-term debt

Long-term debt increased to $380.2 million as of March 31, 2017, including $2.9 million due within twelve months, compared to $356.5 million, including $2.3 million due within twelve months as of December 31, 2016. The increase is related to higher outstanding balances under the revolving credit facilities to fund working capital and operating costs, as well as the continuing amortization of the original issue discount and debt issuance costs.

Common stock warrant liability

Common stock warrant liability decreased to $1.9 million as of March 31, 2017, from $4.4 million as of December 31, 2016. The change in fair value of common stock warrant liability during the three months ended March 31, 2017 is primarily attributable to the decrease in the underlying market price of our common stock from December 31, 2016. See Note 11—Derivative and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Liquidity and Capital Resources

As of March 31, 2017, our consolidated liquidity was $72.6 million.

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

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents of $6.7 million, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries for management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of March 31, 2017, we had an effective shelf registration statement on Form S-3, with $700.0 million of securities available to be issued to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of March 31, 2017, are the payment of operating costs of the holding company, the support of our operating subsidiaries, and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

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

Real Alloy Liquidity

As of March 31, 2017, Real Alloy had total liquidity of $65.9 million, including $11.8 million in cash, $31.8 million of availability under its ABL Facility, and €20.9 million ($22.3 million) of availability under its Factoring Facility. Based on its current and anticipated levels of operations and the conditions in its markets and industry for Real Alloy, we believe that Real Alloy’s cash on hand, cash flows from operations, and availability under the ABL and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service, and other funding requirements for the foreseeable future. However, its ability to fund working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and ABL Facility, including borrowing base limitations under the ABL Facility, depends on its future operating performance and cash flows and many factors outside of management’s control, including the costs of raw materials, the state of the overall aluminum industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report, and in Part II, Item 1A of this Report.

As of March 31, 2017, approximately $7.7 million of Real Alloy’s cash and cash equivalents were held by non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2017 and 2016, as well as changes in cash and cash equivalents. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash used in operating activities	$(17.1)	$(10.1)
Net cash used in investing activities	(5.3)	(5.3)
Net cash provided by financing activities	17.4	12.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	0.2
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(5.0)	(2.6)
Increase (decrease) in restricted cash and restricted cash equivalents	3.7	(3.9)
Increase (decrease) in cash and cash equivalents	$(8.7)	$1.3

Cash flows from operating activities

Cash used in operating activities was $17.1 million for the three months ended March 31, 2017, which was the result of a net loss of $11.3 million for the period, adjusted for noncash expenses, including depreciation and amortization of $11.5 million; the amortization of $2.7 million of debt issuance costs; offset by a $2.5 million noncash credit related to the change in fair value of the common stock warrant liability; $0.8 million in foreign currency gains on intercompany loans; and $17.2 million of cash used in the changes in operating assets and liabilities.

Cash used in operating activities was $10.1 million for the three months ended March 31, 2016, primarily related to the activities of Real Alloy, offset by a loss from continuing operations.

Cash flows from investing activities

Cash used in investing activities was $5.3 million for the three months ended March 31, 2017 and was primarily related to $5.6 million of capital expenditures.

Cash used in investing activities was $5.3 million for the three months ended March 31, 2016 and was entirely related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $17.4 million for the three months ended March 31, 2017, primarily from advances on the revolving credit facilities, partially offset by payments on capital leases, the Term Loan and the revolving credit facilities.

Cash provided by financing activities was $12.6 million for the three months ended March 31, 2016, primarily from net advances on the revolving credit facilities.

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

ABL Facility

On March 14, 2017, Real Alloy entered into a $110.0 million ABL Facility. The ABL Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and Canadian subsidiary’s accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to the receivables, and bank accounts into which the receivables are deposited, to the extent no adverse tax impact would be incurred, among other related assets. The ABL Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the ABL Facility is determined based on eligible accounts receivable and inventory of Real Alloy’s wholly owned U.S. subsidiaries. As of March 31, 2017, we estimate that the borrowing base would have supported borrowings of $110.0 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $31.8 million available for borrowing under the ABL Facility as of March 31, 2017.

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility was secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries’: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility was also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility was determined based on eligible accounts receivable and eligible inventory. On March 14, 2017 this Asset-Based Facility was extinguished in conjunction with the execution of the new ABL Facility.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases related to other, mobile and other equipment. As of March 31, 2017, $2.9 million is due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015, representing $25.0 million of the purchase price for the Real Alloy Acquisition. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter. Dividends were paid in kind for the first two years, and thereafter will be paid in cash. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities. Over the next twelve months, we expect to pay $2.4 million in cash dividends on the Redeemable Preferred Stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the fair value of financial instruments is referred to as market risk. As of March 31, 2017, our significant market risks remain unchanged from those identified as of December 31, 2016, and include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

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

Metal hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of March 31, 2017, Real Alloy had 32.1 thousand metric tonnes of metal buy and sell derivative contracts.

Natural gas hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of March 31, 2017, Real Alloy had 2.2 trillion British thermal unit forward buy contracts.

Fair values and sensitivity analysis

The following table shows the fair values of outstanding net derivative contracts as of March 31, 2017, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of March 31, 2017:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$(0.3)	$0.1
Natural gas derivatives	0.4	(0.7)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 11—Derivative and Other Financial Instruments and Fair Value Measurements included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Interest rate risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt in the three months ended March 31, 2017, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of less than $0.1 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding in the three months ended March 31, 2017 and does not consider future potential changes in long-term variable rate debt levels.

Credit risk

We are primarily exposed to credit risk with our cash equivalents, trade accounts receivables, financing receivable and our derivative counterparties. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents, as of March 31, 2017, consist principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, although the top ten customers of Real Alloy represent approximately 47.6% of the total trade accounts receivable as of March 31, 2017. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of March 31, 2017.

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

Equity price risk

The fair value of our common stock warrant liability is impacted to a minor extent by changes in interest rates, but the major fair value driver is the market value of our own common stock and the exercise price of the underlying Warrants. The market risk associated with the equity price of our common stock has not changed significantly since December 31, 2016.

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

As of March 31, 2017, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims arising in the normal course of business, and in connection with the prior businesses and operations of Fremont and its subsidiaries. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 14—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.Risk Factors.

Part I, Item 1A of the Annual Report, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management identified the following additional risk factors form those included in our Annual Report.

U.S. tax law changes have been proposed that could reduce the corporate tax rate and otherwise change the corporate tax regime, which could impose new taxes on our operations, limit certain business deductions or negatively affect the value of our deferred tax assets. In April 2017, the Trump Administration announced a broad plan for proposed tax reform, including a reduction of the corporate tax rate from 35% to 15%, a one-time tax imposed at a reduced rate on un-repatriated offshore earnings, and the elimination of U.S. tax on foreign earnings. A set of tax reforms proposed in 2016 by certain Republican members of the House of Representatives included some of these as well as a reduction of the corporate tax rate to 20%, possible limitations on the deduction for interest expense, imposition of income tax on imported goods and elimination of income tax on exported goods, immediate tax deductions for new investments instead of deductions for depreciation expense over time, and possible indefinite carryforwards of tax NOLs. It is uncertain at the present time if, when and in what form, any proposed corporate tax reforms might be implemented and the likely impact of such legislation on our business and financial results. While a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, such changes could result in a potentially significant reduction in the value and utility of our U.S. federal NOLs and other tax assets.

We have international operations, and changes in applicable tax regimes and government policies could adversely affect our results and our effective tax rate. We have operations in Canada, Mexico, Germany, Norway and the United Kingdom, which may be subject to taxation in those jurisdictions. Due to the economic and political conditions in these jurisdictions, the tax regulations, legal interpretations and tax rates in these various jurisdictions may be subject to significant change. These changes on their own, or coupled with newly proposed U.S. tax reforms that may have an impact on foreign earnings by U.S. companies, could increase our future effective income tax rate or result in higher cash tax liabilities for our operations, which could have a material adverse effect on our financial condition, profitability and/or cash flows.

Changes in tariffs or other trade restrictions may increase our operating costs, and therefore decrease our gross margins. In January 2017, the U.S. launched a trade enforcement complaint against China at the World Trade Organization concerning China’s subsidies to certain primary aluminum producers. Further, in April 2017, the U.S. Secretary of Commerce initiated an investigation to determine the potential impact of aluminum imports on U.S. national security. While it is anticipated that these actions may result in tariffs or other trade restrictions on imported aluminum, and thus may have a positive impact on U.S. prime aluminum, primary based alloy and secondary based alloy producers, it is too early to determine the impact, if any, of any such action on our sales, competition and customers.

At the same time, certain of the materials on which we depend to produce our alloys are imported and may be subject to tariffs or other trade restrictions, which could increase our costs of production and pricing for such alloys. For example, silicon metal imported into the U.S. from China is currently subject to antidumping duties, and there is a pending U.S. International Trade Commission investigation into imports from four other countries. We are a significant purchaser of silicon metal in order to produce many of our specification alloys, and half of the silicon metal used in our U.S. and Canadian plants is sourced internationally. If tariffs or other restrictions were imposed, the costs of our alloy production may increase, and such increase may not be fully offset by our pricing. In such event, our gross margins may be reduced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number		Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1	*	Real Industry, Inc. Restricted Stock Unit Award Agreement (in lieu of director fees)					X
10.2

Revolving Credit Agreement, dated as of March 14, 2017 by and among Real Alloy Holding, Inc., (as Borrower Representative), the other borrowers party hereto from time to time, Bank of America (as a Lender, an L/C Issuer and Swingline Lender and as Agent for all Lenders

X
10.3		U.S. Revolving Guaranty and Security Agreement, dated as of March 14, 2017 by Real Alloy Canada Ltd., and each other grantor from time to time party hereto in favor of Bank of America, N.A. as Agent					X
10.4		U.S. Revolving Guaranty and Security Agreement, dated as of March 14, 2017 by Real Alloy Holding, Inc., and each other grantor from time to time party hereto in favor of Bank of America, N.A. as Agent					X
10.5

Canadian Revolving Guarantee and Security Agreement, dated as of March 14, 2017 by Real Alloy Canada Ltd.., as Canadian Borrower, and each other grantor from time to time party hereto in favour of Bank of America, N.A. as Agent

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

REAL INDUSTRY, INC.

Dated: May 10, 2017	/s/ Kyle Ross
Kyle Ross President, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated: May 10, 2017	/s/ Michael J. Hobey
Michael J. Hobey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)