Form 10-Q
period 2017-06-30
Real Industry, Inc.
filed 2017-08-08
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 1, 2017, the Registrant had 29,800,850 shares of $0.001 par value common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18.4	$27.2
Trade accounts receivable, net	112.9	88.4
Financing receivable	32.5	28.4
Inventories	120.1	118.2
Prepaid expenses, supplies and other current assets	29.0	24.6
Total current assets	312.9	286.8
Property, plant and equipment, net	289.8	289.2
Equity method investment	5.6	5.0
Identifiable intangible assets, net	11.3	12.5
Goodwill	42.9	42.2
Other noncurrent assets	8.5	9.8
TOTAL ASSETS	$671.0	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$124.3	$115.8
Accrued liabilities	51.4	46.4
Long-term debt due within one year	3.1	2.3
Total current liabilities	178.8	164.5
Accrued pension benefits	45.9	42.0
Environmental liabilities	11.6	11.6
Long-term debt, net	376.4	354.2
Common stock warrant liability	2.1	4.4
Deferred income taxes, net	2.5	2.5
Other noncurrent liabilities	6.7	6.9
TOTAL LIABILITIES	624.0	586.1
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 28,503 shares issued and outstanding as of June 30, 2017 and December 31, 2016	25.4	24.9
Stockholders' equity:
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,800,687 and 29,386,882 shares issued as of June 30, 2017 and December 31, 2016, respectively; 29,794,778 and 29,386,882 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	545.9	546.7
Accumulated deficit	(524.0)	(506.2)
Treasury stock, at cost; 5,909 and zero shares as of June 30, 2017 and December 31, 2016, respectively	—	—
Accumulated other comprehensive loss	(1.4)	(7.1)
Total stockholders' equity—Real Industry, Inc.	20.5	33.4
Noncontrolling interest	1.1	1.1
TOTAL STOCKHOLDERS' EQUITY	21.6	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$671.0	$645.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues	$350.2	$320.9	$687.3	$630.3
Cost of sales	332.1	298.6	655.8	591.4
Gross profit	18.1	22.3	31.5	38.9
Selling, general and administrative expenses	12.4	14.6	26.8	30.0
Losses (gains) on derivative financial instruments, net	0.6	(1.5)	1.7	(0.3)
Amortization of identifiable intangible assets	0.6	0.6	1.2	1.2
Other operating expense, net	0.7	0.5	1.6	2.0
Operating profit	3.8	8.1	0.2	6.0
Nonoperating expense (income):
Interest expense, net	9.6	9.1	20.6	18.3
Change in fair value of common stock warrant liability	0.2	(1.3)	(2.3)	(0.7)
Loss (income) from equity method investment	0.5	—	(0.6)	—
Foreign exchange losses (gains) on intercompany loans	(1.4)	1.6	(2.2)	(1.0)
Other, net	—	(0.2)	0.3	(0.2)
Total nonoperating expense, net	8.9	9.2	15.8	16.4
Loss from continuing operations before income taxes	(5.1)	(1.1)	(15.6)	(10.4)
Income tax expense	1.1	0.2	1.9	0.9
Loss from continuing operations	(6.2)	(1.3)	(17.5)	(11.3)
Earnings from discontinued operations, net of income taxes	—	0.1	—	0.1
Net loss	(6.2)	(1.2)	(17.5)	(11.2)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.3	0.4	0.4
Net loss attributable to Real Industry, Inc.	$(6.5)	$(1.5)	$(17.9)	$(11.6)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(6.5)	$(1.5)	$(17.9)	$(11.6)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)	—	(0.9)
Dividends on Redeemable Preferred Stock, in cash or accrued	(0.5)	—	(1.1)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.3)	(0.2)	(0.5)	(0.5)
Net loss available to common stockholders	$(7.3)	$(2.2)	$(19.5)	$(13.0)
Basic and diluted loss per share:
Continuing operations	$(0.25)	$(0.08)	$(0.67)	$(0.43)
Discontinued operations	—	0.01	—	—
Basic and diluted loss per share	$(0.25)	$(0.07)	$(0.67)	$(0.43)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net loss	$(6.2)	$(1.2)	$(17.5)	$(11.2)
Other comprehensive income (loss):
Currency translation adjustments	5.0	(1.4)	5.7	1.3
Amortization of net actuarial gains	—	—	—	(0.1)
Comprehensive loss	(1.2)	(2.6)	(11.8)	(10.0)
Comprehensive income attributable to noncontrolling interest	0.3	0.3	0.4	0.4
Comprehensive loss attributable to Real Industry, Inc.	$(1.5)	$(2.9)	$(12.2)	$(10.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net loss	$(17.5)	$(11.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of income taxes	—	(0.1)
Depreciation and amortization	21.6	25.3
Deferred income taxes	—	(0.7)
Change in fair value of common stock warrant liability	(2.3)	(0.7)
Share-based compensation expense	1.4	1.0
Unrealized losses (gains) on derivative financial instruments	0.4	(1.5)
Unrealized foreign exchange gains on intercompany loans	(2.2)	(1.0)
Amortization of debt issuance costs	4.0	2.4
Amortization of purchase accounting adjustments	—	0.9
Income from equity method investment	(0.6)	—
Other	1.5	1.2
Changes in operating assets and liabilities	(17.7)	(5.8)
Net cash provided by operating activities of discontinued operations	—	0.2
Net cash provided by (used in) operating activities	(11.4)	10.0
Cash flows from investing activities:
Purchases of property and equipment	(10.5)	(11.1)
Other	(0.2)	0.1
Net cash used in investing activities	(10.7)	(11.0)
Cash flows from financing activities:
Proceeds from revolving credit facilities, net of issuance costs	126.7	44.0
Repayments on capital leases, the revolving credit facilities and other debt	(112.2)	(43.1)
Other	(0.9)	0.7
Net cash provided by financing activities	13.6	1.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.5	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(8.0)	0.6
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	32.7	43.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$24.7	$43.9

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

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of North American Breaker Co., LLC (“NABCO”), previously the primary business within our former Industrial Supply segment. On February 27, 2015, we acquired the global recycling and specification alloys business (the “Real Alloy Business”) of Aleris Corporation (“Aleris”) (the “Real Alloy Acquisition”). A portion of the proceeds from the sale of NABCO were used to fund the Real Alloy Acquisition.

The Real Alloy Business, operating as Real Alloy Holding, Inc. (“Real Alloy”), is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products and the manufacturing of wrought, cast and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, and foundries and casters. Real Alloy’s customers include companies that participate in or sell to the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy processes aluminum scrap and by-products and delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing a great degree of flexibility in reclaiming high-quality recycled aluminum. Real Alloy currently operates twenty-seven facilities strategically located throughout North America and Europe. On November 1, 2016, Real Alloy completed the purchase of select assets of Beck Aluminum Alloys Ltd. (“Beck Alloys”), including an investment in an affiliated trading business (“Beck Trading”). The three acquired Beck Alloys facilities primarily produce high-purity foundry alloys from aluminum scrap to supply the automotive, wheel and recreational equipment casting industries.

Our focus is supporting the performance of Real Alloy, as well as evaluating potential acquisition opportunities. We seek to acquire significant ownership interests in businesses with talented and experienced management teams, strong margins, and sustainable competitive advantages. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our acquired businesses as autonomous subsidiaries. We anticipate that we will continue to use our common stock, preferred stock and other securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING UPDATES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry and its wholly owned and majority-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2017. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2017 (the “Annual Report”).

Although these unaudited condensed consolidated financial statements include certain assets, liabilities, revenues and expenses related to the former businesses of our subsidiary, SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), which are presented as discontinued operations, during the six months ended June 30, 2017 and 2016, discontinued operations had insignificant revenues and expenses and, as of June 30, 2017 and December 31, 2016, had insignificant assets and liabilities.

During the quarter ended September 30, 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine, LLC (“Cosmedicine”), or liquidate its assets over the next twelve months. Cosmedicine’s major classes of assets held for sale were its inventories and intellectual property, which, as of June 30, 2017, were each written down to an estimated net realizable value of zero. The potential sale or liquidation of Cosmedicine does not represent a major strategic shift in the Company’s operations and will not have a significant effect on the consolidated financial results of Real Industry.

During the quarter ended March 31, 2016, the Company identified and corrected an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements. Each of cost of sales; gross profit; selling, general and administrative (“SG&A”) expenses; operating loss; loss from continuing operations; and net loss were impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses presented in the results of operations during the six months ended June 30, 2016. Management concluded that the error correction in 2016 was not material to the full year results of operations.

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We evaluate our relationships with other entities to identify whether such entities are variable interest entities (“VIEs”) and to assess whether we are the primary beneficiary of such entities. In determining the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us to provide financial support; our ability to control or significantly influence key decisions for the VIE; and material intercompany transactions. Significant judgments related to these determinations include estimates about the future fair values and performance of these VIEs and general market conditions. In the event that we are a primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE are included in the consolidated financial statements regardless of the percentage of voting interests owned. As of June 30, 2017, we have one VIE that is treated as an unconsolidated investment, Beck Trading, which has a carrying value of $5.6 million. Including trade accounts receivable due from Beck Trading, our maximum loss exposure is $7.3 million.

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

We early adopted the amendments provided in ASU 2016-18 in the period ended December 31, 2016 to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this Update are applied using a retrospective transition method to each period presented. The following table provides details of the impact the amendments in this Update had on our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
(In millions)	As Previously Reported	Impact of Adoption	As Currently Reported
Cash flows from operating activities:
Net cash provided by operating activities	$10.0	$—	$10.0
Cash flows from investing activities:
Proceeds from sale of NABCO	3.9	(3.9)	—
Net cash used in investing activities	(7.1)	(3.9)	(11.0)
Cash flows from financing activities:
Net cash provided by financing activities	1.6	—	1.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	—
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	4.5	(3.9)	0.6
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	35.8	7.5	43.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$40.3	$3.6	$43.9

Updates not yet effective

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, which requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Additionally, the Update requires the use of more estimates and judgments than current accounting guidance, as well as additional disclosures. The FASB has issued several updates to the standard that i) defer the original effective date; ii) clarify the application of principal versus agent guidance; iii) clarify the guidance on inconsequential and perfunctory promises and licensing; and iv) clarify the guidance on the derecognition of nonfinancial assets. ASU 2014-09 and the related updates are effective for fiscal years beginning after December 15, 2017.

We have formed a task force to understand and implement the new revenue recognition standard. The task force is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. Per this evaluation, we have identified that the new standard may require the Company to change the timing of when it records discounts offered. Currently, these are recorded when earned; after the adoption of ASU 2014-09, these amounts may be considered a portion of the contract’s transaction cost. The change may result in an acceleration in the timing of costs that could reduce revenue upon adoption. The ultimate impact to the Company’s consolidated financial statements is still being determined. Additionally, we are developing additional controls and procedures to evaluate contracts and the terms and conditions therein to better ensure awareness of when the transfer of control of goods or services occurs for proper revenue recognition.

We plan to adopt ASU 2014-09 and related updates effective January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We also anticipate that the adoption will result in an increase to the revenue disclosures in the Company’s consolidated financial statements.

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

Lastly, the amendments in this Update narrow the definition of the term “output” so that the term is consistent with how outputs are described in Topic 606.

This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, which provides that an employer report the service cost component of pension and post-retirement benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset).

This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted in the first interim period of any fiscal year presented. The amendments in this Update will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Disclosure that the practical expedient was used is required on a retrospective basis. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which provides guidance about changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting in Topic 718. This Update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update will be applied prospectively to any awards modified on or after the adoption date. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3—BUSINESS COMBINATIONS

On November 1, 2016, Real Alloy, acquired certain assets of Beck Alloys and 49% of the voting interests of Beck Trading from Beck Alloys, Beck Aluminum Corporation and GSB Beck Holdings, Inc. (collectively, the “Beck Sellers”), under an asset and securities purchase agreement. Upon closing, we paid $23.6 million in cash to the Beck Sellers and accounted for the transaction as a business combination (the “Beck Acquisition”), with the purchase price allocated based on the estimated fair values of the assets acquired and liabilities assumed.

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

The fair value of the equity method investment is based on a discounted cash flow model with various assumptions about growth rates and margins, as well as the cash distribution waterfall, under which Real Alloy receives the first $6.0 million of distributions, thereafter distributions will be based on equity ownership percentages. During the six months ended June 30, 2017, income from the operations of Beck Trading included in the condensed consolidated statement of operations was $0.6 million.

As of June 30, 2017 and December 31, 2016, Real Alloy had trade accounts receivable due from Beck Trading of $1.7 million and $6.8 million, respectively, and trade payables due to Beck Trading of $0.1 million and $0.5 million, respectively. Additionally, as part of the Beck Acquisition, Real Alloy and Beck Trading entered into a Sales Representative and Tolling Agreement whereby, for a defined group of customers, Real Alloy will serve as a sales representative for Beck Trading and will be paid a commission for sales generated. Beck Trading will also serve as a sales representative for Real Alloy, for a defined group of customers, and will be paid a commission for sales generated.

NOTE 4—INVENTORIES

The following table presents the components of inventories as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In millions)	2017	2016
Finished goods	$44.6	$45.1
Raw materials and work in process	75.5	73.1
Total inventories	$120.1	$118.2

NOTE 5—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s long-term debt as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In millions)	2017	2016
Senior Secured Notes:
Principal amount outstanding	$305.0	$305.0
Unamortized original issue discount and debt issuance costs	(7.9)	(10.1)
Senior Secured Notes, net	297.1	294.9
Revolving credit facilities:
Principal amount outstanding	76.0	57.0
Unamortized debt issuance costs	(1.0)	(1.5)
Revolving credit facilities, net	75.0	55.5
Term Loan	—	1.5
Capital leases	7.4	4.6
Current portion of long-term debt	(3.1)	(2.3)
Long-term debt, net	$376.4	$354.2

Long-term debt

Senior Secured Notes

In connection with the Real Alloy Acquisition, Real Alloy issued $305.0 million of senior secured 10.0% notes (the “Senior Secured Notes”) in January 2015. The Senior Secured Notes are due January 15, 2019, with interest payable on January 15 and July 15 of each year through the date of maturity. For the three months ended June 30, 2017 and 2016, interest expense associated with the Senior Secured Notes was $8.7 million and $8.5 million, respectively, including $1.1 million and $1.0 million, respectively, of amortization of debt discount and issuance costs. For the six months ended June 30, 2017 and 2016, interest expense associated with the Senior Secured Notes was $17.5 million and $17.3 million, respectively, including $2.2 million and $2.0 million, respectively, of amortization of debt discount and issuance costs. As of June 30, 2017, Real Alloy was in compliance with all applicable covenants under the Indenture of the Senior Secured Notes.

Revolving credit facilities

On March 14, 2017, Real Alloy entered into a Revolving Credit Agreement with Bank of America, N.A. (“Bank of America”) for a $110.0 million senior secured revolving asset-based credit facility (the “ABL Facility”). A portion of the proceeds of the ABL Facility were used to repay and terminate the previously outstanding Asset-Based Facility with Wells Fargo.

The ABL Facility expires on the earlier of the instrument’s expiration date, March 14, 2022, or 90 days prior to the maturity date of the Senior Secured Notes or the Company’s Redeemable Preferred Stock.

The ABL Facility contains customary affirmative, negative and financial covenants including limitations on the borrower and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, disposition of assets, transactions with affiliates and a fixed charge coverage ratio and total leverage ratio.

U.S. dollar denominated revolving loans bear interest, at the Borrowers’ option, either at a LIBOR interest period rate, or the greater of (a) the prime rate announced by Bank of America from time to time, (b) the U.S. Federal Funds Rate plus 0.50%, and (c) the 30-day interest period LIBOR. Canadian dollar denominated loans bear interest, at the Borrowers’ option, either at the CDOR rate for a term comparable to the loan, or floating at the greater of (x) the prime rate announced by Bank of America (Canada) from time to time or (y) the 1-month CDOR plus 1.0%, plus, in each case, a margin based on the amount of the excess availability under the ABL Facility.

In the three months ended June 30, 2017 and 2016, interest expense under the revolving credit facilities was $0.5 million and $0.6 million, respectively, including $0.2 million of scheduled amortization of debt issuance costs in each of the three months ended June 30, 2017 and 2016. In the six months ended June 30, 2017 and 2016, interest expense under the revolving credit facilities was $2.7 million and $1.0 million, respectively, including the write-off of $1.4 million of unamortized debt issuance costs associated with the Asset-Based Facility in the first quarter of 2017 and $0.4 million and $0.4 million of scheduled amortization of debt issuance costs in the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, Real Alloy was in compliance with the debt covenants of the ABL Facility.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases to finance office, mobile and other equipment for its operations. As of June 30, 2017, $3.1 million of the $7.4 million in capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and has a liquidation preference of $28.5 million as of June 30, 2017. The Redeemable Preferred Stock accrued quarterly dividends at a rate of 7% of the liquidation preference for the first eighteen months after the date of issuance, after which, quarterly dividends accrue at a rate of 8% of the liquidation preference through August 27, 2017, and 9% of the liquidation preference thereafter. As of June 30, 2017, dividends are accrued and paid at 8%. Dividends were paid in-kind for the first two years, and thereafter are accrued and payable in cash. As of June 30, 2017, $0.6 million of dividends are accrued. Unpaid dividends accumulate interest at a rate of 8% through August 27, 2017, and 9% thereafter. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control as defined in the Indenture of the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company will redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance or for such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement.

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

The following table presents activity related to the carrying value of Redeemable Preferred Stock during the six months ended June 30, 2017:

(In millions)
Balance, December 31, 2016	$24.9
Accretion of fair value adjustment to Redeemable Preferred Stock	0.5
Balance, June 30, 2017	$25.4

NOTE 6—STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

The following table summarizes activity within stockholders’ equity attributable to Real Industry and noncontrolling interest during the six months ended June 30, 2017:

(In millions)	Equity Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity
Balance, December 31, 2016	$33.4	$1.1	$34.5
Net earnings (loss)	(17.9)	0.4	(17.5)
Distribution to noncontrolling interest	—	(0.9)	(0.9)
Consolidation of noncontrolling interest	(0.5)	0.5	—
Share-based compensation expense	1.4	—	1.4
Dividends on Redeemable Preferred Stock, in cash or accrued	(1.1)	—	(1.1)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.5)	—	(0.5)
Change in accumulated other comprehensive loss	5.7	—	5.7
Balance, June 30, 2017	$20.5	$1.1	$21.6

The following table reflects changes in the shares of common stock outstanding during the six months ended June 30, 2017:

Shares of Common Stock Outstanding
Balance, December 31, 2016	29,386,882
Restricted common stock awards granted, net of forfeitures	391,668
Restricted stock units converted to common stock	21,387
Common stock options exercised	750
Common stock acquired	(5,909)
Balance, June 30, 2017	29,794,778

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes activity within accumulated other comprehensive loss during the six months ended June 30, 2017:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Loss
Balance, December 31, 2016	(8.2)	1.1	(7.1)
Current period currency translation adjustments	5.7	—	5.7
Balance, June 30, 2017	$(2.5)	$1.1	$(1.4)

Included in current period currency translation adjustments for the six months ended June 30, 2017 are $3.0 million of currency translation adjustment gains associated with intercompany loans considered long-term in nature and $2.7 million of gains related to the translation adjustments of accounts denominated in foreign currencies.

NOTE 8—INCOME TAXES

At the end of each reporting period, Real Industry estimates its annual effective income tax rate. The estimate used for the six months ended June 30, 2017 may change in subsequent periods. The effective tax rate for the six months ended June 30, 2017 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings, losses, and tax rates between tax jurisdictions, and changes in valuation allowances. Income tax expense for the three months ended June 30, 2017 was $1.1 million, compared to a $0.2 million income tax expense for the three months ended June 30, 2016. Income tax expense for the six months ended June 30, 2017 was $1.9 million, compared to a $0.9 million income tax expense for the six months ended June 30, 2016.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, as well as foreign jurisdictions located in Canada, Mexico, Germany, Norway, and the United Kingdom. With few exceptions, the 2012 through 2016 tax years remain open to examination. In October 2016, the Company was notified by the IRS of its intention to audit Real Industry’s 2014 federal income tax return.

NOTE 9—EMPLOYEE BENEFIT PLANS

The following table presents the components of net periodic benefit expense under the German defined benefit pension plans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	0.2	0.3	0.4	0.5
Amortization of net actuarial gains	—	—	—	(0.1)
Expected return on plan assets	—	(0.1)	—	(0.1)
Net periodic benefit expense	$0.4	$0.4	$0.9	$0.7

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

Basic loss per share is computed by dividing net loss attributable to Real Industry, Inc., less dividends on and accretion of the fair value adjustment to Redeemable Preferred Stock, by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock, common stock options, unvested restricted stock units, and the Warrants (as defined below in Note 11—Derivative and Other Financial Instruments and Fair Value Measurements), determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016:

(In millions, except share and	Three Months Ended June 30,		Six Months Ended June 30,
per share amounts)	2017	2016	2017	2016
Loss from continuing operations	$(6.2)	$(1.3)	$(17.5)	$(11.3)
Earnings from discontinued operations, net of income taxes	—	0.1	—	0.1
Net loss	(6.2)	(1.2)	(17.5)	(11.2)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.3	0.4	0.4
Net loss attributable to Real Industry, Inc.	(6.5)	(1.5)	(17.9)	(11.6)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)	—	(0.9)
Dividends on Redeemable Preferred Stock, in cash or accrued	(0.5)	—	(1.1)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.3)	(0.2)	(0.5)	(0.5)
Numerator for basic and diluted loss per share—Net loss available to common stockholders	$(7.3)	$(2.2)	$(19.5)	$(13.0)
Denominator for basic and diluted loss per share—Weighted average shares outstanding	29,009,854	29,252,343	28,914,533	29,160,245
Basic and diluted loss per share:
Continuing operations	$(0.25)	$(0.08)	$(0.67)	$(0.43)
Discontinued operations	—	0.01	—	—
Basic and diluted loss per share	$(0.25)	$(0.07)	$(0.67)	$(0.43)

Unvested restricted common stock, common stock options, unvested restricted stock units, and the Warrants are antidilutive and excluded from the computation of diluted loss per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the three and six months ended June 30, 2017 and 2016, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested restricted stock units, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

The following tables provide details on the average market price of Real Industry common stock; the outstanding shares of unvested restricted common stock, common stock options, unvested restricted stock units, and Warrants that were potentially dilutive; and summary information about the potentially dilutive common stock equivalents for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average market price of Real Industry common stock	$2.73	$8.12	$3.82	$7.51

Potentially dilutive common stock equivalents:
Unvested restricted common stock	737,610	491,286	737,610	491,286
Outstanding common stock options	445,100	775,650	445,100	775,650
Unvested restricted stock units	519,835	381,823	519,835	381,823
Warrants	1,448,333	1,448,333	1,448,333	1,448,333
Total potentially dilutive common stock equivalents	3,150,878	3,097,092	3,150,878	3,097,092

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except exercise prices)	2017	2016	2017	2016
Average unamortized share-based compensation expense:
Restricted common stock awards	$3.6	$3.0	$3.4	$2.6
Restricted stock unit awards	1.0	2.1	0.8	2.0
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.64	$5.64	$5.64

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

Metal hedging

Primarily in our RAEU segment (as defined below), London Metal Exchange (“LME”) future swaps or forward contracts are sold as metal is purchased to fill fixed-priced customer sales orders. As sales orders are priced, LME future swaps or forward contracts can be purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of the put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2017, Real Alloy had 26.4 thousand metric tonnes (“kt”) of metal buy and sell derivative contracts outstanding.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2017, Real Alloy had 1.8 trillion British thermal unit forward buy contracts outstanding.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options or similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of June 30, 2017, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers, and periodically thereafter while actively trading. As of June 30, 2017, no cash collateral was posted or held.

The table below presents gross amounts of recognized derivative assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of derivative assets and liabilities presented therein. As of June 30, 2017 and December 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	June 30, 2017		December 31, 2016
(In millions)	Asset	Liability	Asset	Liability
Metal	$—	$(0.2)	$—	$(0.4)
Natural gas	—	—	0.6	—
Total	—	(0.2)	0.6	(0.4)
Effect of counterparty netting arrangements	—	—	—	—
Net derivative assets (liabilities) as classified in the condensed consolidated balance sheets	$—	$(0.2)	$0.6	$(0.4)

The following table presents details of the balance sheet classification of the fair value of Real Alloy’s derivative financial instruments as of June 30, 2017 and December 31, 2016:

		June 30,	December 31,
(In millions)	Balance Sheet Classification	2017	2016
Derivative assets:
Natural Gas	Prepaid expenses, supplies and other current assets	$—	$0.6
Derivative liabilities:
Metal	Accrued liabilities	$(0.2)	$(0.4)

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions, and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions, which provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share. During the six months ended June 30, 2017, no Warrants were exercised and, as of June 30, 2017, there were 1,448,333 Warrants outstanding.

The common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 59.2% and an expected term of 2.9 years as of June 30, 2017, and 47.1% volatility and an expected term of 3.4 years as of December 31, 2016, along with a 60% equity raise probability assumption, and a 25% equity raise price discount assumption in the twelve month periods following each measurement date. The most significant inputs in determining the fair value of the common stock warrant liability are the price of our common stock on the measurement date, which as of June 30, 2017 and December 31, 2016, was $2.90 per share and $6.10 per share, respectively. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a minor decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in a minor increase in the estimated fair value of the common stock warrant liability. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

The following table presents changes in the fair value of the common stock warrant liability during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Balance, beginning of period	$1.9	$7.5	$4.4	$6.9
Warrants exercised	—	(0.1)	—	(0.1)
Change in fair value of common stock warrant liability	0.2	(1.3)	(2.3)	(0.7)
Balance, end of period	$2.1	$6.1	$2.1	$6.1

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. The following table sets forth financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and their level in the fair value hierarchy:

		Estimated Fair Value
	Fair Value	June 30,	December 31,
(In millions)	Hierarchy	2017	2016
Derivative assets	Level 2	$—	$0.6
Derivative liabilities	Level 2	(0.2)	(0.4)
Net derivative assets (liabilities)		$(0.2)	$0.2
Common stock warrant liability	Level 3	$(2.1)	$(4.4)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses (gains) on derivative financial instruments in the unaudited condensed consolidated statements of operations. The following table presents losses (gains) on derivative financial instruments during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Realized losses (gains):
Metal	$0.6	$0.2	$1.4	$0.4
Natural gas	(0.1)	0.2	(0.1)	0.8
Total realized losses	0.5	0.4	1.3	1.2
Unrealized losses (gains):
Metal	(0.2)	(0.8)	(0.2)	(0.4)
Natural gas	0.3	(1.1)	0.6	(1.1)
Total unrealized losses (gains)	0.1	(1.9)	0.4	(1.5)
Losses (gains) on derivative financial instruments	$0.6	$(1.5)	$1.7	$(0.3)

Other Financial Instruments

The following tables present the carrying values and estimated fair values of other financial instruments as of June 30, 2017 and December 31, 2016:

		June 30, 2017
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$18.4	$18.4
Restricted cash and restricted cash equivalents	Level 1	6.3	6.3
Financing receivable	Level 2	32.5	32.5
Loans receivable, net (other noncurrent assets)	Level 3	0.7	0.7
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$297.1	$296.6
ABL Facility	Level 2	75.0	76.0
Redeemable Preferred Stock	Level 3	$25.4	$27.0

		December 31, 2016
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$27.2	$27.2
Restricted cash and restricted cash equivalents	Level 1	5.5	5.5
Financing receivable	Level 2	28.4	28.4
Loans receivable, net (other noncurrent assets)	Level 3	0.8	0.8
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$294.9	$307.5
Asset-Based Facility	Level 2	55.5	57.0
Term Loan	Level 2	1.5	1.5
Redeemable Preferred Stock	Level 3	$24.9	$26.8

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of June 30, 2017 and December 31, 2016:

Cash and cash equivalents and restricted cash and restricted cash equivalents

Cash and cash equivalents and restricted cash and restricted cash equivalents are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a €50 million factoring facility (the “Factoring Facility”). The Factoring Facility provides for the transfer and sale of eligible receivables to a counterparty, the settlement of which generally occurs within thirty days of transfer, which are accounted for as true sales, and are included in operating cash flows. During the three and six months ended June 30, 2017, $100.9 million and $188.5 million, respectively, of trade receivables were transferred on a nonrecourse basis, and proceeds of $102.1 million and $183.6 million, respectively, were received. During the three and six months ended June 30, 2016, $83.7 million and $173.5 million, respectively, of trade receivables were transferred and $81.6 million and $170.0 million, respectively, of proceeds were received. Administrative fees and expenses associated with the Factoring Facility were $0.2 million in each of the three months ended June 30, 2017 and 2016 and $0.4 million in each of the six months ended June 30, 2017 and 2016.

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

Long-term debt – Revolving credit facilities and Term Loan

The estimated fair values of the Asset-Based and ABL Facilities and the Term Loan is based on their market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

The estimated fair value of Redeemable Preferred Stock is determined based on a discounted cash flow analysis using the Hull & White model, with a remaining term of thirty-eight months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 14.8% credit spread adjustment to a zero coupon yield curve as of June 30, 2017, based on similar market instruments.

NOTE 12—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of June 30, 2017, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

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

Our Segment Adjusted EBITDA calculations represent segment earnings (loss) before interest, taxes, depreciation and amortization, unrealized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses. “Segment Adjusted EBITDA,” as we use the term, may not be comparable to similarly titled measures used by other companies. We calculate Segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. Readers are encouraged to evaluate each adjustment shown in the reconciliation and the reasons we consider it appropriate for supplemental analysis, however, Segment Adjusted EBITDA is not a financial measurement calculated and presented in accordance with GAAP. When analyzing our operating performance, we encourage investors to use Segment Adjusted EBITDA in addition to, and not as an alternative for, net earnings (loss) derived in accordance with GAAP. Segment Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP.

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures, asset replacements or contractual commitments;
•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•

Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under the Senior Secured Notes or the revolving credit facilities;

•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other.

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

Reportable segment information

The following tables show segment revenues from external customers (there were no intersegment revenues) and Segment Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016, and reconciliations of Segment Adjusted EBITDA to net loss for each period presented. Segment Adjusted EBITDA presents only the financial performance of our segments and does not include the results of operations of Corporate and Other.

	Three Months Ended June 30, 2017
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$234.4	$115.8	$—	$350.2
Segment Adjusted EBITDA	$8.7	$8.5	$—	$17.2

	Three Months Ended June 30, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$212.4	$108.4	$0.1	$320.9
Segment Adjusted EBITDA	$14.3	$6.6	$—	$20.9

	Six Months Ended June 30, 2017
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$460.0	$227.3	$—	$687.3
Segment Adjusted EBITDA	$15.0	$14.5	$—	$29.5

	Six Months Ended June 30, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$413.2	$217.0	$0.1	$630.3
Segment Adjusted EBITDA	$27.5	$11.7	$—	$39.2

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Segment Adjusted EBITDA	$17.2	$20.9	$29.5	$39.2
Unrealized gains (losses) on derivative financial instruments	(0.1)	1.9	(0.4)	1.5
Segment depreciation and amortization	(10.1)	(10.6)	(21.6)	(25.3)
Amortization of inventories and supplies purchase accounting adjustments	—	(0.3)	—	(0.9)
Corporate and Other selling, general and administrative expenses	(2.5)	(3.6)	(5.7)	(6.9)
Other, net	(0.7)	(0.2)	(1.6)	(1.6)
Operating profit	3.8	8.1	0.2	6.0
Interest expense, net	(9.6)	(9.1)	(20.6)	(18.3)
Change in fair value of common stock warrant liability	(0.2)	1.3	2.3	0.7
Foreign exchange gains (losses) on intercompany loans	1.4	(1.6)	2.2	1.0
Income (loss) from equity method investment	(0.5)	—	0.6	—
Other nonoperating income (expense), net	—	0.2	(0.3)	0.2
Income tax expense	(1.1)	(0.2)	(1.9)	(0.9)
Earnings from discontinued operations, net of income taxes	—	0.1	—	0.1
Net loss	$(6.2)	$(1.2)	$(17.5)	$(11.2)

The following tables present summarized balance sheet information for each of our reportable segments and reconciliations to consolidated assets and liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$8.7	$5.3	$11.5	$5.7
Trade accounts receivable, net	96.4	16.5	76.2	12.2
Financing receivable	—	32.5	—	28.4
Inventories	83.1	37.0	79.3	38.9
Prepaid expenses, supplies and other current assets	19.3	7.2	13.7	6.4
Total current assets	207.5	98.5	180.7	91.6
Property, plant and equipment, net	187.8	102.0	195.0	94.2
Equity method investment	5.6	—	5.0	—
Identifiable intangible assets, net	11.3	—	12.5	—
Goodwill	33.6	9.3	33.6	8.6
Other noncurrent assets	3.8	3.8	5.0	3.5
Total segment assets	$449.6	$213.6	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$80.4	$43.9	$73.8	$41.8
Accrued liabilities	33.0	15.3	30.0	13.4
Total current liabilities	113.4	59.2	103.8	55.2
Accrued pension benefits	—	45.9	—	42.0
Environmental liabilities	11.6	—	11.6	—
Other noncurrent liabilities	4.7	1.9	4.5	1.8
Total segment liabilities	$129.7	$107.0	$119.9	$99.0

	June 30,	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$449.6	$431.8
Real Alloy Europe	213.6	197.9
Cash and cash equivalents—Corporate and Other	4.4	9.9
Other unallocated assets	3.4	5.9
Total consolidated assets	$671.0	$645.5
Liabilities:
Real Alloy North America	$129.7	$119.9
Real Alloy Europe	107.0	99.0
Long-term debt	379.5	356.5
Common stock warrant liability	2.1	4.4
Deferred income taxes, net	2.5	2.5
Other unallocated liabilities	3.2	3.8
Total consolidated liabilities	$624.0	$586.1

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents as of June 30, 2017 and 2016:

	June 30,
(In millions)	2017	2016
Cash and cash equivalents—continuing operations	$18.4	$40.2
Cash and cash equivalents—discontinued operations	—	0.1
Restricted cash and restricted cash equivalents—prepaid expenses, supplies and other current assets	2.1	—
Restricted cash and restricted cash equivalents—other noncurrent assets	4.2	3.6
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$24.7	$43.9

Restricted cash and restricted cash equivalents included in prepaid expenses, supplies and other current assets as of June 30, 2017 represents cash supporting a letter of credit associated with current portion of severance payments due to a former executive and cash deposits held under the ABL Facility. Restricted cash and restricted cash equivalents included in other noncurrent assets as of June 30, 2017 and 2016 generally represents amounts set aside for the remediation of future asset retirement obligations and the noncurrent portion of severance payments.

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

Real Alloy’s reserves for environmental remediation liabilities totaled $15.8 million and $15.6 million as of each of June 30, 2017 and December 31, 2016, respectively. Of the total remediation liability, $4.2 million and $4.0 million is classified in accrued liabilities as of June 30, 2017 and December 31, 2016, respectively, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements primarily related to the normal operation of its landfills and the retirement of the related assets, which represents the most probable costs of remedial actions. Real Alloy’s total asset retirement obligations were $5.5 million and $5.3 million as of June 30, 2017 and December 31, 2016, respectively, of which $0.8 million and $0.9 million were classified as accrued liabilities, respectively, and $4.7 million and $4.4 million as other noncurrent liabilities, respectively.

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

Certain statements in this Form 10-Q for the quarterly period ended June 30, 2017 (the “Report”), including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15 of our Annual Report, and “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report and Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2017. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

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

Overview

Real Industry is a Delaware holding company that operates through its operating subsidiaries. Management expects to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our current business strategy seeks to leverage our public company status, considerable U.S. federal NOLs and the experience and focus of our executive management team to acquire operating businesses at prices and on terms that we believe will create a sustainably profitable enterprise.

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of NABCO, previously the primary business within our former Industrial Supply segment, and on February 27, 2015, we acquired the Real Alloy Business of Aleris. A portion of the proceeds from the sale of NABCO were used to fund the Real Alloy Acquisition.

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

Our Segments—RANA and RAEU

As of June 30, 2017, the Company had two reportable segments Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Real Alloy North America

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. We estimate that approximately 62% and 59% of RANA’s invoiced sales volume was used in automotive applications in the three months ended June 30, 2017 and 2016, respectively, and approximately 61% and 57% in the six months ended June 30, 2017 and 2016, respectively. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts, for a fee, customer-owned aluminum scrap and dross and returns the recycled metal in solid or molten form to these same customers. The remainder of RANA’s volume is sold under buy/sell arrangements whereby aluminum scrap is purchased from third-parties and RANA converts that material to its customers’ specifications and delivers it in ingot or molten form. As described more fully below, buy/sell arrangements have a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of the third-party aluminum scrap purchases is included in both revenues and cost of sales.

Real Alloy Europe

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver recycled metal in solid or molten form to customers from six facilities located in Germany, Norway and Wales. RAEU supplies the European automobile industry, which we estimate represented approximately 54% and 52%, respectively, of this segment’s invoiced sales volume in the three months ended June 30, 2017 and 2016, respectively, and approximately 56% and 52%, respectively, in the six months ended June 30, 2017 and 2016. Similar to RANA, RAEU services its customers via tolling and buy/sell arrangements.

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

Discontinued Operations

Discontinued operations present the financial condition and results of operations of the businesses and operations of our subsidiary SGGH that have been sold, or have been discontinued and meet the criteria to be classified as a discontinued operation.

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

Two of the most important drivers of financial performance for Real Alloy are the volumes invoiced, and the mix of that volume between tolling and buy/sell arrangements. Increased volume will normally result in additional revenue, lower per unit costs, and associated higher gross profit. Increased processing under tolling arrangements results in lower revenues and generally higher gross margin percentages compared to buy/sell arrangements. Tolling arrangements also reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling agreements are beneficial in these ways, the percentage of Real Alloy’s capacity under these arrangements is limited by the amount of scrap their customers own and the extent to which they are willing to enter into such arrangements.

Gross profit and margins are also impacted by scrap spreads, as well as by the fees charged to customers to process metal, and by conversion costs. Scrap spreads represent the difference between the cost of purchased aluminum scrap and the price of secondary metal produced and sold. An increase in scrap prices does not have a negative impact on margins, provided that secondary alloy prices have increased at a similar rate. Compared to aluminum rolling companies, Real Alloy is not as sensitive to metal price fluctuations since scrap is generally procured to satisfy customer requirements approximately one month in advance of production and delivery. Real Alloy strives to maximize its scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery rates. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics of the local region. While aluminum scrap and secondary aluminum alloy prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated in the short-term and the sales price for secondary alloy may lag changes in scrap prices. Real Alloy’s business has been impacted by a steady decline in scrap spreads in North America since the beginning of 2015 roughly correlating to the drop in price of secondary alloy prices.  Scrap spreads appeared to have bottomed out in the second half of 2016, while in 2017 we are seeing a recovery in scrap spreads. Additionally, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum, which are the two largest components of conversion costs.

The following table reflects historical average prices for several of the metal indices that we reference in our public comments and can impact the Real Alloy business, which includes the following:

•	LME is the London Metal Exchange cash official settlement price of primary aluminum.
•

Midwest Premium (“MWP”) approximates the cost of freight and handling to ship aluminum from LME warehouses to the mid-western U.S., and can fluctuate based upon supply and demand dynamics. The duty-paid Rotterdam premium is the European equivalent of MWP.

•	P1020 is the LME price plus the MWP, which represents the price of primary aluminum delivered.
•

P1020 and LME + duty paid Rotterdam premium prices are generally correlated to the selling prices of products sold to rolling mills, extruders and other wrought aluminum processors, as well as high-purity alloys sold to automotive end-markets.

•

MW380, or Platts Metals Week 380, is an indicative price range published by Platts that is often used in establishing pricing formulas for a common aluminum alloy used primarily in casting automotive parts in the U.S.

•

MB226, or Metal Bulletin 226, is an indicative price range published by Metal Bulletin that is often used in establishing pricing formulas for a common aluminum alloy used primarily in casting automotive parts in Europe.

•	The Average Scrap Price is the arithmetic average of the prices for three scrap types (twitch, cast and turnings) published by Platts, that are a component of RANA’s scrap input mix.

Note that the average scrap prices reported are only meant to serve as a directional indication of scrap prices and do not represent RANA’s actual scrap mix or margins.

	1Q 2016	2Q 2016	3Q 2016	4Q 2016	1Q 2017	2Q 2017	YOY Change	QOQ Change
RANA Market Prices
(Dollar per Metric Tonne)
LME	$1,515	$1,571	$1,620	$1,710	$1,850	$1,911	22%	3%
P1020	1,707	1,744	1,762	1,878	2,063	2,110	21%	2%
MW380	1,892	1,874	1,837	1,812	1,943	2,007	7%	3%
Average Scrap Price*	1,289	1,341	1,309	1,284	1,378	1,405	5%	2%

RAEU Market Prices
(Euro per Metric Tonne)
LME	€1,374	€1,391	€1,452	€1,587	€1,737	€1,738	25%	0%
LME + duty paid Rotterdam premium	1,510	1,506	1,558	1,706	1,873	1,869	24%	(0)%
MB226	1,617	1,637	1,628	1,591	1,764	1,785	9%	1%
* Average of Platts Twitch, Cast and Turnings Prices

Management Commentary

Real Alloy’s Segment Adjusted EBITDA increased sequentially from the first quarter of 2017 with volumes unchanged globally as profitability was augmented by increased scrap margins and decreased SG&A costs. In North America, MW380 pricing experienced an increase of $64 per tonne when comparing the three months ended June 30, 2017 to the three months ended March 31, 2017, while the published average scrap price only increased $27 per tonne for the same period, an improved environment compared to the first quarter of 2017. The impact of the increased MW380 pricing generally lags due to the pricing formulas contained in customer agreements, therefore indicative improvement in scrap spreads experienced in the first quarter positively impacted the second quarter and would indicate continued improvement in the third quarter of 2017. Similarly, in Europe, MB226 increased €21 per tonne sequentially from the first quarter of 2017. However, given the seasonality of the Real Alloy business, particularly the typical seasonal shutdowns by automotive customers, third quarter volumes are typically lower than second quarter volumes.

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

There were no changes in our critical accounting policies during the six months ended June 30, 2017, from those disclosed in the Annual Report.

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

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures, asset replacements or contractual commitments;
•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under our long-term debt;
•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other.

Other companies, including companies in our industry, may calculate these measures differently and the degree of their usefulness as a comparative measure correspondingly decreases as the number of differences in computations increases.

In addition, in evaluating Segment Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the reconciliation provided below under “Segments’ Results of Operations.” Our presentation of Segment Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues	$350.2	$320.9	$687.3	$630.3
Cost of sales	332.1	298.6	655.8	591.4
Gross profit	18.1	22.3	31.5	38.9
Selling, general and administrative expenses	12.4	14.6	26.8	30.0
Losses (gains) on derivative financial instruments, net	0.6	(1.5)	1.7	(0.3)
Amortization of identifiable intangible assets	0.6	0.6	1.2	1.2
Other operating expense, net	0.7	0.5	1.6	2.0
Operating profit	3.8	8.1	0.2	6.0
Nonoperating expense, net	8.9	9.2	15.8	16.4
Loss from continuing operations before income taxes	(5.1)	(1.1)	(15.6)	(10.4)
Income tax expense	1.1	0.2	1.9	0.9
Loss from continuing operations	(6.2)	(1.3)	(17.5)	(11.3)
Earnings from discontinued operations, net of income taxes	—	0.1	—	0.1
Net loss	(6.2)	(1.2)	(17.5)	(11.2)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.3	0.4	0.4
Net loss attributable to Real Industry, Inc.	$(6.5)	$(1.5)	$(17.9)	$(11.6)

LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(6.5)	$(1.5)	$(17.9)	$(11.6)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)	—	(0.9)
Dividends on Redeemable Preferred Stock, in cash or accrued	(0.5)	—	(1.1)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.3)	(0.2)	(0.5)	(0.5)
Net loss available to common stockholders	$(7.3)	$(2.2)	$(19.5)	$(13.0)
Basic and diluted loss per share:
Continuing operations	$(0.25)	$(0.08)	$(0.67)	$(0.43)
Discontinued operations	—	0.01	—	—
Basic and diluted loss per share	$(0.25)	$(0.07)	$(0.67)	$(0.43)

Consolidated Results of Operations – Comparison of the Three Months Ended June 30, 2017 and 2016

Net loss available to common stockholders for the three months ended June 30, 2017 was $7.3 million, or $0.25 loss per basic and diluted share, compared to net loss available to common stockholders for the three months ended June 30, 2016 of $2.2 million, or $0.07 loss per basic and diluted share. For the three months ended June 30, 2017, net loss was $6.2 million, compared to net loss of $1.2 million for the three months ended June 30, 2016.

Real Alloy Segment Adjusted EBITDA for the three months ended June 30, 2017 was $17.2 million compared to $20.9 million for the three months ended June 30, 2016, or a reduction from $71 to $59 per tonne. Total reported volumes decreased slightly by 4.1 kt, as tolling volume decreased by 11.3 kt, which was offset by buy/sell volume increasing by 7.2 kt. The main driver of the lower Segment Adjusted EBITDA was scrap spreads related to our RANA segment. The relationship between sales prices and scrap costs in North America progressively improved throughout the second quarter of 2017, however remained below the levels in the second quarter of 2016. Conversely, our RAEU segment experienced favorable scrap spreads year over year resulting in increased Segment Adjusted EBITDA of $1.4 million. See “Segments’ Results of Operations” for more details on Real Alloy’s performance.

Consolidated Results of Operations – Comparison of the Six Months Ended June 30, 2017 and 2016

Net loss available to common stockholders for the six months ended June 30, 2017 was $19.5 million, or $0.67 loss per basic and diluted share, compared to net loss available to common stockholders for the six months ended June 30, 2016 of $13.0 million, or $0.43 loss per basic and diluted share. For the six months ended June 30, 2017, net loss was $17.5 million, compared to net loss of $11.2 million for the six months ended June 30, 2016.

Real Alloy Segment Adjusted EBITDA for the six months ended June 30, 2017 was $29.5 million compared to $39.2 million for the six months ended June 30, 2016, or a reduction from $67 to $51 per tonne. Total reported volumes decreased slightly by 4.5 kt, as tolling volume decreased by 27.4 kt, offset by buy/sell volume, which increased by 22.9 kt. The main driver of the lower Segment Adjusted EBITDA was lower scrap spreads related to our RANA segment. Our RAEU segment experienced favorable scrap spreads year over year resulting in increased Segment Adjusted EBITDA of $2.3 million. See “Segments’ Results of Operations” for more details on Real Alloy’s performance.

Segments’ Results of Operations – Comparison of the Three Months Ended June 30, 2017 and 2016

The following tables present our segment results of operations for the three months ended June 30, 2017 and 2016, and a reconciliation of Segment Adjusted EBITDA to consolidated net loss for each of the periods presented.

	Three Months Ended June 30, 2017
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	86.1	53.6		139.7
Buy/sell arrangements	108.7	41.5		150.2
Total metric tonnes invoiced	194.8	95.1		289.9
Revenues	$234.4	$115.8	$—	$350.2
Cost of sales	225.8	106.3	—	332.1
Gross profit	$8.6	$9.5	$—	$18.1

Selling, general and administrative expenses	$5.9	$4.0	$2.5	$12.4
Depreciation and amortization	$6.7	$3.4	$—	$10.1
Capital expenditures	$2.9	$2.0	$—	$4.9
Segment Adjusted EBITDA	$8.7	$8.5		$17.2
Segment Adjusted EBITDA per metric tonne invoiced	$45	$89		$59

	Three Months Ended June 30, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	98.3	52.7		151.0
Buy/sell arrangements	101.1	41.9		143.0
Total metric tonnes invoiced	199.4	94.6		294.0
Revenues	$212.4	$108.4	$0.1	$320.9
Cost of sales	197.3	101.3	—	298.6
Gross profit	$15.1	$7.1	$0.1	$22.3

Selling, general and administrative expenses	$7.2	$3.8	$3.6	$14.6
Depreciation and amortization	$7.7	$2.9	$—	$10.6
Capital expenditures	$3.5	$2.3	$—	$5.8
Segment Adjusted EBITDA	$14.3	$6.6		$20.9
Segment Adjusted EBITDA per metric tonne invoiced	$72	$70		$71

RANA Segment

For the three months ended June 30, 2017 and 2016, RANA generated $234.4 million and $212.4 million of revenues, respectively. Total reported volumes decreased 4.6 kt in the second quarter of 2017 compared to 2016, as a result of a 12.2 kt decrease in tolling volume, offset by a 7.6 kt increase in buy/sell volume. The increase in buy/sell volume was achieved primarily through the results of the Beck Acquisition, the operations of which contributed 8.1 kt of incremental volume. During the three months ended June 30, 2017, tolling arrangements represented 44% of RANA’s total invoiced volume, while buy/sell arrangements represented 56%, compared to 49% tolling arrangements and 51% buy/sell arrangements in the three months ended June 30, 2016, which largely drove the increase in revenues during the period.

Gross profit for RANA was $8.6 million for the three months ended June 30, 2017, representing a margin of 3.7% of segment revenues, compared to gross profit of $15.1 million for the three months ended June 30, 2016, representing a margin of 7.1% of segment revenues. The decrease in gross profit was due to a reduction in volume and scrap spreads, described further below.

SG&A expenses were $5.9 million for the three months ended June 30, 2017, compared to $7.2 million for the three months ended June 30, 2016. The $1.3 million decrease primarily relates to cost reduction efforts in RANA during 2017. The most significant components of RANA’s SG&A expenses for the three months ended June 30, 2017 and 2016 were compensation and professional fees totaling $3.5 million and $1.3 million, respectively, in the second quarter of 2017 compared to $4.2 million and $1.6 million, in the second quarter of 2016. Additionally, SG&A expenses in the 2016 period included costs incurred under the Aleris Transition Services Agreement (“TSA”).

For the three months ended June 30, 2017 and 2016, RANA generated $8.7 million and $14.3 million of Segment Adjusted EBITDA, respectively, which is a reduction from $72 to $45 per metric tonne. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors in the measure of profitability at the segment level. The combined impact of changes in volume and mix during the current period contributed to approximately $3.2 million of the reduction in Segment Adjusted EBITDA while the decrease in scrap spreads contributed to approximately $2.9 million of the reduction in Segment Adjusted EBITDA.

RANA recognized $0.2 million of losses on derivative financial instruments in the three months ended June 30, 2017, compared to $0.9 million of gains in the comparative period in 2016. In the three months ended June 30, 2017, RANA had $0.3 million of unrealized losses on derivative financial instruments, compared to $1.1 million unrealized gains in the three months ended June 30, 2016. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

During the three months ended June 30, 2017 and 2016, depreciation and amortization was $6.7 million and $7.7 million, respectively, and capital expenditures were $2.9 million and $3.5 million, respectively.

RAEU Segment

For the three months ended June 30, 2017 and 2016, RAEU generated $115.8 million and $108.4 million of revenues, respectively. Total reported volumes increased 0.5 kt in the second quarter of 2017 compared to the prior year as a result of a 0.9 kt increase in tolling volume, partially offset by a 0.4 kt decrease in buy/sell volume. The increase in revenue is primarily due to increased selling prices as LME and secondary alloy prices have increased year over year. During each of the three months ended June 30, 2017 and 2016, customer tolling arrangements represented 56% of total invoiced volume, while buy/sell arrangements represented 44%.

Gross profit for RAEU was $9.5 million for the three months ended June 30, 2017, representing a margin of 8.2% of segment revenues, compared to $7.1 million of gross profit, representing a gross margin of 6.6% of segment revenues. The increase in gross profit was due to improved scrap spreads, described further below. Cost of sales also included $0.3 million of amortization of purchase accounting adjustments to inventory supplies in the three months ended June 30, 2016 compared to zero in 2017.

SG&A expenses were $4.0 million and $3.8 million for the three months ended June 30, 2017 and 2016, respectively. The $0.2 million increase in SG&A expenses primarily relates to a slight increase in personnel costs as well as similar small increases to other SG&A expenses. The most significant component of RAEU’s SG&A expenses for the three months ended June 30, 2017 and 2016 was compensation, totaling $2.4 million, consistent in both periods.

For the three months ended June 30, 2017 and 2016, RAEU generated $8.5 million and $6.6 million of Segment Adjusted EBITDA, respectively, which is an increase from $70 to $89 per metric tonne. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors of this measure of profitability at the segment level. The slightly higher volumes and change in mix during the period contributed to an increase of approximately $0.2 million in Segment Adjusted EBITDA. Scrap spreads contributed to approximately $1.6 million of the increase in Segment Adjusted EBITDA. The market environment in Europe remained strong in the second quarter leading to higher scrap spreads year over year.

RAEU recognized $0.4 million of losses on derivative financial instruments in the three months ended June 30, 2017, compared to $0.6 million of gains in the three months ended June 30, 2016. In the three months ended June 30, 2017, RAEU had $0.2 million unrealized gains, compared to $0.8 million of unrealized gains in the three months ended June 30, 2016.

During the three months ended June 30, 2017 and 2016, depreciation and amortization was $3.4 million and $2.9 million, respectively, and capital expenditures were $2.0 million and $2.3 million, respectively.

Segments’ Results of Operations – Comparison of the Six Months Ended June 30, 2017 and 2016

The following tables present our segment results of operations for the six months ended June 30, 2017 and 2016 and a reconciliation of Segment Adjusted EBITDA to consolidated net loss for each of the periods presented.

	Six Months Ended June 30, 2017
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	172.9	104.2		277.1
Buy/sell arrangements	218.5	86.1		304.6
Total metric tonnes invoiced	391.4	190.3		581.7
Revenues	$460.0	$227.3	$—	$687.3
Cost of sales	445.5	210.3	—	655.8
Gross profit	$14.5	$17.0	$—	$31.5

Selling, general and administrative expenses	$12.9	$8.2	$5.7	$26.8
Depreciation and amortization	$15.0	$6.6	$—	$21.6
Capital expenditures	$5.3	$5.2	$—	$10.5
Segment Adjusted EBITDA	$15.0	$14.5		$29.5
Segment Adjusted EBITDA per metric tonne invoiced	$38	$76		$51

	Six Months Ended June 30, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	199.8	104.7		304.5
Buy/sell arrangements	195.9	85.8		281.7
Total metric tonnes invoiced	395.7	190.5		586.2
Revenues	$413.2	$217.0	$0.1	$630.3
Cost of sales	383.3	208.1	—	591.4
Gross profit	$29.9	$8.9	$0.1	$38.9

Selling, general and administrative expenses	$15.0	$8.1	$6.9	$30.0
Depreciation and amortization	$15.5	$9.8	$—	$25.3
Capital expenditures	$7.5	$3.6	$—	$11.1
Segment Adjusted EBITDA	$27.5	$11.7		$39.2
Segment Adjusted EBITDA per metric tonne invoiced	$69	$61		$67

RANA Segment

For the six months ended June 30, 2017 and 2016, RANA generated $460.0 million and $413.2 million of revenues, respectively. The increase in revenue was driven by increased selling prices and the shift to a greater percentage of buy/sell volume. Total reported volumes decreased 4.3 kt in the first half of 2017, as a result of a 26.9 kt decrease in tolling volume, offset by a 22.6 kt increase in buy/sell volume. The increase in buy/sell volume was achieved through increased sales efforts, as well as the results of the Beck Acquisition, the operations of which contributed 18.3 kt of incremental volume. During the six months ended June 30, 2017, tolling arrangements represented 44% of RANA’s total invoiced volume, while buy/sell arrangements represented 56%, compared to 50% tolling arrangements and 50% buy/sell arrangements in the six months ended June 30, 2016.

Gross profit for RANA was $14.5 million for the six months ended June 30, 2017, representing a margin of 3.2% of segment revenues, compared to gross profit of $29.9 million for the, representing a margin of 7.2% of segment revenues. The decrease in gross profit was due to a reduction in volumes and scrap spreads, described further below.

SG&A expenses were $12.9 million for the six months ended June 30, 2017, compared to $15.0 million for the six months ended June 30, 2016. The $2.1 million decrease primarily relates to cost reduction efforts in RANA during 2017 and the termination of the Aleris TSA for support received for information technology services, treasury services, accounts payable, credit/collection services, and human resource services. The most significant components of RANA’s SG&A expenses for the six months ended June 30, 2017 and 2016 were compensation and professional fees totaling $7.5 million and $2.9 million, respectively, in the first half of 2017 compared to $8.5 million and $3.5 million, in the first half of 2016. Additionally, SG&A expense in the 2016 period included costs incurred under the Aleris TSA.

For the six months ended June 30, 2017 and 2016, RANA generated $15.0 million and $27.5 million of Segment Adjusted EBITDA, respectively, which is a reduction from $69 to $38 per metric tonne. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors in the measure of profitability at the segment level. The combined impact of changes in volume and mix during the current period contributed to approximately $4.2 million of the reduction in Segment Adjusted EBITDA. The decrease in scrap spreads contributed to approximately $9.4 million of the reduction in Segment Adjusted EBITDA.

RANA recognized $0.5 million of losses on derivative financial instruments in the six months ended June 30, 2017, compared to $0.3 million of gains in the comparative period in 2016. In the six months ended June 30, 2017, RANA had $0.6 million of unrealized losses on derivative financial instruments, compared to $1.1 million of unrealized gains in the six months ended June 30, 2016.

During the six months ended June 30, 2017 and 2016, depreciation and amortization was $15.0 million and $15.5 million, respectively, and capital expenditures were $5.3 million and $7.5 million, respectively.

RAEU Segment

For the six months ended June 30, 2017 and 2016, RAEU generated $227.3 million and $217.0 million of revenues, respectively. Total reported volumes decreased 0.2 kt in the first half of 2017 compared to the prior year as a result of a 0.5 kt decrease in tolling volume, partially offset by a 0.3 kt increase in buy/sell volume. During each of the six months ended June 30, 2017 and 2016, customer tolling arrangements represented 55% of total invoiced volume, while buy/sell arrangements represented 45%.

Gross profit for RAEU was $17.0 million for the six months ended June 30, 2017, representing a margin of 7.5% of segment revenues, compared to $8.9 million of gross profit, representing a gross margin of 4.1% of segment revenues. The increase in gross profit was due to improved scrap spreads particularly for higher purity alloys, described further below, plus a depreciation expense correction in the first half of 2016 that resulted in $3.8 million of out-of-period depreciation expense. Cost of sales also included $0.9 million of amortization of purchase accounting adjustments to inventory supplies in the six months ended June 30, 2016 compared to zero in 2017.

SG&A expenses were $8.2 million and $8.1 million for the six months ended June 30, 2017 and 2016, respectively. The $0.1 million increase in SG&A expenses primarily relates to slight increases in personnel costs associated with building out Real Alloy as a stand-alone entity. The most significant component of RAEU’s SG&A expenses for the six months ended June 30, 2017 and 2016 was compensation, totaling $4.7 million, consistent with the first half of 2016.

For the six months ended June 30, 2017 and 2016, RAEU generated $14.5 million and $11.7 million of Segment Adjusted EBITDA, respectively, which is an increase from $61 to $76 per metric tonne. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors of this measure of profitability at the segment level. Volumes and mix were consistent for the comparative period. Scrap spreads contributed to approximately $4.4 million of the increase in Segment Adjusted EBITDA, with the offset primarily driven by higher conversion costs. The market environment in Europe remained strong in the first half leading to higher scrap spreads year over year.

RAEU recognized $1.2 million of losses on derivative financial instruments in the six months ended June 30, 2017, compared to no gains or losses in the six months ended June 30, 2016. In the six months ended June 30, 2017, RAEU had $0.2 million of unrealized gains, compared to $0.4 million of unrealized gains in the six months ended June 30, 2016.

During the six months ended June 30, 2017 and 2016, depreciation and amortization was $6.6 million and $9.8 million, respectively, and capital expenditures were $5.2 million and $3.6 million, respectively. Depreciation expense recorded in the six months ended June 30, 2016 included a $3.8 million correction from 2015, with $3.7 million classified in cost of sales and $0.1 million in SG&A expenses. The higher capital expenditures in the six months ended June 30, 2017 were primarily related to one-time investments in the Norway facility.

Reconciliation of Segment Adjusted EBITDA to Net Loss

The following is a reconciliation of Segment Adjusted EBITDA to consolidated net loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Segment Adjusted EBITDA	$17.2	$20.9	$29.5	$39.2
Unrealized gains (losses) on derivative financial instruments	(0.1)	1.9	(0.4)	1.5
Segment depreciation and amortization	(10.1)	(10.6)	(21.6)	(25.3)
Amortization of inventories and supplies purchase accounting adjustments	—	(0.3)	—	(0.9)
Corporate and Other selling, general and administrative expenses	(2.5)	(3.6)	(5.7)	(6.9)
Other, net	(0.7)	(0.2)	(1.6)	(1.6)
Operating profit	3.8	8.1	0.2	6.0
Interest expense, net	(9.6)	(9.1)	(20.6)	(18.3)
Change in fair value of common stock warrant liability	(0.2)	1.3	2.3	0.7
Foreign exchange gains (losses) on intercompany loans	1.4	(1.6)	2.2	1.0
Income (loss) from equity method investment	(0.5)	—	0.6	—
Other nonoperating income (expense), net	—	0.2	(0.3)	0.2
Income tax expense	(1.1)	(0.2)	(1.9)	(0.9)
Earnings from discontinued operations, net of income taxes	—	0.1	—	0.1
Net loss	$(6.2)	$(1.2)	$(17.5)	$(11.2)

Operating Costs Outside of Reportable Segments—Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The following table provides information about operating costs included in Corporate and Other, which generally relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status and operating segments that do not meet the criteria of a reportable segment, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$2.5	$3.6	$5.7	$6.9
Other operating expense, net	—	—	0.4	—
Corporate and Other operating costs	$2.5	$3.6	$6.1	$6.9

For the three months ended June 30, 2017 and 2016, operating costs in Corporate and Other, including Cosmedicine, which does not meet the threshold of a reportable segment or a discontinued operation, were $2.5 million and $3.6 million, respectively, and were primarily related to SG&A expenses, of which $0.7 million and $0.5 million, respectively, related to noncash share-based compensation expense. The largest categories of SG&A include compensation expense and professional fees.

For the six months ended June 30, 2017 and 2016, operating costs in Corporate and Other, including Cosmedicine, were $6.1 million and $6.9 million, respectively, and represented SG&A expenses, including $1.3 million and $1.0 million, respectively, related to noncash share-based compensation expense.

Nonoperating expenses and income

The following table provides details of nonoperating expenses and income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Interest expense, net	$9.6	$9.1	$20.6	$18.3
Change in fair value of common stock warrant liability	0.2	(1.3)	(2.3)	(0.7)
Loss (income) from equity method investment	0.5	—	(0.6)	—
Foreign exchange losses (gains) on intercompany loans	(1.4)	1.6	(2.2)	(1.0)
Other, net	—	(0.2)	0.3	(0.2)
Total nonoperating expense, net	$8.9	$9.2	$15.8	$16.4

Interest expense, net

Interest expense, net for the three months ended June 30, 2017 and 2016 was $9.6 million and $9.1 million, respectively, related to long-term debt and the Factoring Facility. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the three months ended June 30, 2017 and 2016 was $1.3 million and $1.2 million, respectively.

Interest expense, net for the six months ended June 30, 2017 and 2016 was $20.6 million and $18.3 million, respectively, related to long-term debt and the Factoring Facility. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense in the six months ended June 30, 2017 and 2016 was $4.0 million and $2.4 million, respectively. Of the $4.0 million of debt issuance costs recognized during the six months ended June 30, 2017, $1.4 million related to the write-off of unamortized debt issuance costs associated with the termination of the Asset-Based Facility.

Loss (income) from equity method investment

During the three months ended June 30, 2017, we recorded a $0.5 million loss from equity method investments and during the six months ended June 30, 2017, $0.6 million of income related to Beck Trading which was acquired in November 2016.

Other nonoperating expenses and income

During the three months ended June 30, 2017 and 2016, we reported $0.2 million of other noncash nonoperating expense and $1.3 million of other noncash nonoperating income from the change in fair value of common stock warrant liability, respectively. During the three months ended June 30, 2017 and 2016, we reported $1.4 million of noncash gains and $1.6 million of noncash losses, respectively, from the foreign exchange rate effect associated with Real Alloy’s intercompany loans that are not considered long-term in nature.

During the six months ended June 30, 2017 and 2016, we reported $2.3 million and $0.7 million, respectively, of other noncash nonoperating income from the change in fair value of common stock warrant liability. During the six months ended June 30, 2017 and 2016, we reported $2.3 million and $1.0 million, respectively, of noncash gains from the foreign exchange rate effect associated with Real Alloy’s intercompany loans that are not considered long-term in nature.

Income tax expense

At the end of each reporting period, we estimate the Company’s annual effective consolidated income tax rate. The estimate used for the period ended June 30, 2017 may change in subsequent periods. Income tax expense for the three months ended June 30, 2017 was $1.1 million, compared to income tax expense of $0.2 million for the three months ended June 30, 2016. Income tax expense for the six months ended June 30, 2017 was $1.9 million, compared to income tax expense of $0.9 million for the six months ended June 30, 2016.

Discontinued Operations

Discontinued operations present the financial condition and results of operations of SGGH’s former businesses, specifically, certain of Fremont’s former operations. During the three and six months ended June 30, 2017 and 2016, revenue and expense items were recognized, but were insignificant.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18.4	$27.2
Trade accounts receivable, net	112.9	88.4
Financing receivable	32.5	28.4
Inventories	120.1	118.2
Prepaid expenses, supplies and other current assets	29.0	24.6
Total current assets	312.9	286.8
Property, plant and equipment, net	289.8	289.2
Equity method investment	5.6	5.0
Identifiable intangible assets, net	11.3	12.5
Goodwill	42.9	42.2
Other noncurrent assets	8.5	9.8
TOTAL ASSETS	$671.0	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$124.3	$115.8
Accrued liabilities	51.4	46.4
Long-term debt due within one year	3.1	2.3
Total current liabilities	178.8	164.5
Accrued pension benefits	45.9	42.0
Environmental liabilities	11.6	11.6
Long-term debt, net	376.4	354.2
Common stock warrant liability	2.1	4.4
Deferred income taxes, net	2.5	2.5
Other noncurrent liabilities	6.7	6.9
TOTAL LIABILITIES	624.0	586.1
Redeemable Preferred Stock	25.4	24.9
TOTAL STOCKHOLDERS' EQUITY	21.6	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$671.0	$645.5

General

As discussed further below, total assets increased $25.5 million to $671.0 million as of June 30, 2017, from $645.5 million as of December 31, 2016; total liabilities increased $37.9 million to $624.0 million as of June 30, 2017, from $586.1 million as of December 31, 2016; and total stockholders’ equity decreased $12.9 million to $21.6 million as of June 30, 2017, from $34.5 million as of December 31, 2016.

The change in stockholders’ equity resulted from a net loss during the period, dividends and accretion of the fair value adjustment to the Redeemable Preferred Stock, and a distribution to noncontrolling interest partially offset by the change in accumulated other comprehensive loss and share-based compensation expense. See Note 6—Stockholders' Equity and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$8.7	$5.3	$11.5	$5.7
Trade accounts receivable, net	96.4	16.5	76.2	12.2
Financing receivable	—	32.5	—	28.4
Inventories	83.1	37.0	79.3	38.9
Prepaid expenses, supplies and other current assets	19.3	7.2	13.7	6.4
Total current assets	207.5	98.5	180.7	91.6
Property, plant and equipment, net	187.8	102.0	195.0	94.2
Equity method investment	5.6	—	5.0	—
Identifiable intangible assets, net	11.3	—	12.5	—
Goodwill	33.6	9.3	33.6	8.6
Other noncurrent assets	3.8	3.8	5.0	3.5
Total segment assets	$449.6	$213.6	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$80.4	$43.9	$73.8	$41.8
Accrued liabilities	33.0	15.3	30.0	13.4
Total current liabilities	113.4	59.2	103.8	55.2
Accrued pension benefits	—	45.9	—	42.0
Environmental liabilities	11.6	—	11.6	—
Other noncurrent liabilities	4.7	1.9	4.5	1.8
Total segment liabilities	$129.7	$107.0	$119.9	$99.0

The following table provides reconciliations of allocated segment assets and liabilities to consolidated assets and liabilities as of June 30, 2017 and December 31, 2016. Unallocated assets and liabilities are not considered by our CODM in evaluating operating performance of the reportable segments.

	June 30,	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$449.6	$431.8
Real Alloy Europe	213.6	197.9
Cash and cash equivalents—Corporate and Other	4.4	9.9
Other unallocated assets	3.4	5.9
Total consolidated assets	$671.0	$645.5
Liabilities:
Real Alloy North America	$129.7	$119.9
Real Alloy Europe	107.0	99.0
Long-term debt	379.5	356.5
Common stock warrant liability	2.1	4.4
Deferred income taxes, net	2.5	2.5
Other unallocated liabilities	3.2	3.8
Total consolidated liabilities	$624.0	$586.1

Cash and cash equivalents

Cash and cash equivalents decreased $8.8 million to $18.4 million as of June 30, 2017, from $27.2 million as of December 31, 2016. Cash and cash equivalents maintained at Real Alloy, totaled $14.0 million as of June 30, 2017, a decrease of $3.2 million from $17.2 million as of December 31, 2016. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $5.5 million from December 31, 2016, to $4.4 million as of June 30, 2017. As a result of the improved terms of the ABL Facility, the Company is better able to transfer cash, resulting in a reduced need to carry high cash balances.

Trade accounts receivable, net

Trade accounts receivable, net increased $24.5 million to $112.9 million as of June 30, 2017, compared to $88.4 million as of December 31, 2016. The increase was driven primarily by seasonal movements, increased selling prices and the higher mix of buy/sell volume compared to tolling volume.

Financing receivable

Financing receivable increased $4.1 million to $32.5 million as of June 30, 2017, compared to $28.4 million as of December 31, 2016. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility. The $4.1 million increase primarily reflects increased eligible trade receivables transferred by RAEU in the period preceding the current measurement period compared to the period preceding the previous measurement period due to seasonal movements further increased by the higher price environment.

Inventories

Inventories increased $1.9 million to $120.1 million as of June 30, 2017, compared to $118.2 million as of December 31, 2016. Inventories increased primarily due to seasonality and increased scrap prices.

Prepaid expenses, supplies and other current assets

Prepaid expenses, supplies and other current assets was $29.0 million as of June 30, 2017, an increase of $4.4 million from the $24.6 million reported as of December 31, 2016. The increase is partially attributable to required cash collateral of $1.2 million related to letters of credit that are still in place with our former revolving credit facility lender that were previously reserved under the terms of the Asset-Based Facility. Additionally, the increase is attributable to a $2.4 million increase in prepaid contracts with vendors.

Property, plant and equipment, net

Property, plant and equipment, net was $289.8 million as of June 30, 2017, compared to $289.2 million as of December 31, 2016, and reflects depreciation and amortization of $21.6 million during the six months ended June 30, 2017. Capital expenditures were $10.5 million during the six months ended June 30, 2017, while the carrying value of disposed equipment was $0.9 million. The remainder of the change relates to currency translation adjustments.

Goodwill and identifiable intangible assets, net

Identifiable intangible assets, net are comprised primarily of customer relationships and decreased $1.2 million to $11.3 million as of June 30, 2017, from $12.5 million as of December 31, 2016, as a result of scheduled amortization. Goodwill is reported at $42.9 million as of June 30, 2017, an increase of $0.7 million from the $42.2 million reported as of December 31, 2016, due to foreign currency translation adjustments.

Trade payables and accrued liabilities

Trade payables increased $8.5 million to $124.3 million as of June 30, 2017, from $115.8 million as of December 31, 2016. Accrued liabilities increased $5.0 million to $51.4 million as of June 30, 2017, from $46.4 million as of December 31, 2016. The net $13.5 million increase in the combination of trade payables and accrued liabilities during the six months ended June 30, 2017 is primarily due to increased metal purchases associated with higher production in June compared to December and an increase of $7.0 million in toll liability, partially offset by a $1.9 million decrease in accrued bonuses.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $45.9 million and $11.6 million, respectively, as of June 30, 2017, compared to $42.0 million and $11.6 million, respectively, as of December 31, 2016. The $3.9 million increase in accrued pension benefits is primarily related to fluctuations in currency exchange rates between the U.S. dollar and the Euro, with the remaining increase related to the recognition of periodic pension costs, offset by pension payments.

Long-term debt

Long-term debt increased to $379.5 million as of June 30, 2017, including $3.1 million due within twelve months, compared to $356.5 million, including $2.3 million due within twelve months as of December 31, 2016. The increase is related to higher outstanding balances under the revolving credit facilities to fund working capital and operating costs, as well as the continuing amortization of the original issue discount and debt issuance costs.

Common stock warrant liability

Common stock warrant liability decreased to $2.1 million as of June 30, 2017, from $4.4 million as of December 31, 2016. The change in fair value of common stock warrant liability during the six months ended June 30, 2017 is primarily attributable to the decrease in the underlying market price of our common stock from December 31, 2016. See Note 11—Derivative and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Liquidity and Capital Resources

As of June 30, 2017, our consolidated liquidity was $71.3 million.

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

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents of $4.4 million, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries for management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of June 30, 2017, we had an effective shelf registration statement on Form S-3, with $700.0 million of securities available to be issued to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of June 30, 2017, are the payment of operating costs of the holding company, the support of our operating subsidiaries, and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

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

Real Alloy Liquidity

As of June 30, 2017, Real Alloy had total liquidity of $66.9 million, including $14.0 million in cash, $31.1 million of availability under its ABL Facility, and €19.1 million ($21.8 million) of availability under its Factoring Facility. Based on its current and anticipated levels of operations and the conditions in its markets and industry for Real Alloy, we believe that Real Alloy’s cash on hand, cash flows from operations, and availability under the ABL and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service, and other funding requirements for the foreseeable future. However, its ability to fund working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and ABL Facility, including borrowing base limitations under the ABL Facility, depends on its future operating performance and cash flows and many factors outside of management’s control, including the costs of raw materials, the state of the overall aluminum industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report, and in Part II, Item 1A of this Report.

As of June 30, 2017, approximately $9.0 million of Real Alloy’s cash and cash equivalents were held by non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2017 and 2016, as well as changes in cash and cash equivalents. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash (used in) provided by operating activities	$(11.4)	$10.0
Net cash used in investing activities	(10.7)	(11.0)
Net cash provided by financing activities	13.6	1.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.5	—
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(8.0)	0.6
Increase in restricted cash and restricted cash equivalents	0.8	3.6
Increase (decrease) in cash and cash equivalents	$(7.2)	$4.2

Cash flows from operating activities

Cash used in operating activities was $11.4 million for the six months ended June 30, 2017, which was the result of a net loss of $17.5 million for the period, adjusted for noncash expenses, including depreciation and amortization of $21.6 million; the amortization of $4.0 million of debt issuance costs; offset by a $2.3 million noncash credit related to the change in fair value of the common stock warrant liability; $2.2 million in unrealized foreign exchange gains on intercompany loans; and $17.7 million of cash used in the changes in operating assets and liabilities.

Cash provided by operating activities was $10.0 million for the six months ended June 30, 2016, primarily related to the activities of Real Alloy, offset by a loss from continuing operations.

Cash flows from investing activities

Cash used in investing activities was $10.7 million for the six months ended June 30, 2017 and was primarily related to $10.5 million of capital expenditures.

Cash used in investing activities was $11.0 million for the six months ended June 30, 2016 and was primarily related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $13.6 million for the six months ended June 30, 2017, primarily from net advances on the revolving credit facilities, partially offset by payments on capital leases and the Term Loan.

Cash provided by financing activities was $1.6 million for the six months ended June 30, 2016, primarily from net advances on the revolving credit facilities.

Indebtedness and Redeemable Preferred Stock

Senior Secured Notes

On January 8, 2015, Real Alloy, as successor to SGH Escrow, completed a private placement of $305.0 million aggregate principal of Senior Secured Notes to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act at a price of 97.2% of the principal amount thereof. The Senior Secured Notes were issued pursuant to the Indenture between Real Alloy, Real Alloy Intermediate Holding, LLC (“Real Alloy Intermediate Holding” and parent of Real Alloy), and Wilmington Trust N.A., as trustee and notes collateral trustee. The Senior Secured Notes and related guarantees are secured by first priority security interests in the fixed assets of Real Alloy, Real Alloy Intermediate Holding, and the Subsidiary Guarantors (as defined in the Pledge and Security Agreement) and by second priority security interests in certain other collateral of Real Alloy, Real Alloy Intermediate Holding, and the Subsidiary Guarantors.

ABL Facility

On March 14, 2017, Real Alloy entered into a $110.0 million ABL Facility. The ABL Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiaries’ and Canadian subsidiary’s accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to the receivables, and bank accounts into which the receivables are deposited, to the extent no adverse tax impact would be incurred, among other related assets. The ABL Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. Further, certain obligations of the domestic and Canadian subsidiaries under the ABL Facility are guaranteed by Real Alloy Intermediate Holding and by Real Alloy’s wholly owned Mexican subsidiary. The borrowing base under the ABL Facility, which is comprised of a U.S. and a Canadian sub-facility, is determined based on eligible accounts receivable and inventory of Real Alloy’s wholly owned domestic subsidiaries and Canadian subsidiary and the eligible accounts receivable of Real Alloy’s wholly owned Mexican subsidiary. As of June 30, 2017, we estimate that the borrowing base would have supported borrowings of $110.0 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $31.1 million available for borrowing under the ABL Facility as of June 30, 2017.

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

Capital leases

In the normal course of operations, Real Alloy enters into capital leases related to mobile and other equipment. As of June 30, 2017, $3.1 million is due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015, representing $25.0 million of the purchase price for the Real Alloy Acquisition. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter. Dividends were paid in kind for the first two years, and thereafter are accrued and payable in cash. Unpaid dividends accumulate interest at a rate of 8% through August 27, 2017, and 9% thereafter. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities. Over the next twelve months, payment of $2.4 million in cash dividends on the Redeemable Preferred Stock are due.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the fair value of financial instruments is referred to as market risk. As of June 30, 2017, our significant market risks remain unchanged from those identified as of December 31, 2016, and include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock.

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

Metal hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of June 30, 2017, Real Alloy had 26.4 thousand metric tonnes of metal buy and sell derivative contracts.

Natural gas hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of June 30, 2017, Real Alloy had 1.8 trillion British thermal unit forward buy contracts.

Fair values and sensitivity analysis

The following table shows the fair values of outstanding net derivative contracts as of June 30, 2017, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of June 30, 2017:

(In millions)	Fair Value	Impact of a Hypothetical 10% Adverse Price Change
Metal derivatives	$(0.2)	$0.3
Natural gas derivatives	—	(0.6)

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

Interest rate risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt in the six months ended June 30, 2017, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of less than $0.1 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding in the six months ended June 30, 2017 and does not consider future potential changes in long-term variable rate debt levels.

Credit risk

We are primarily exposed to credit risk with our cash equivalents, trade accounts receivables, financing receivable and our derivative counterparties. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents, as of June 30, 2017, consist principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, although the top ten customers of Real Alloy represent approximately 46.3% of the total trade accounts receivable as of June 30, 2017. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of June 30, 2017.

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

As of June 30, 2017, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Part I, Item 1A of the Annual Report and Part II, Item 1A of the Form 10-Q for the quarterly period ended March 31, 2017, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s equity securities during the three months ended June 30, 2017, made to satisfy payroll tax withholding obligations on behalf of an employee upon the vesting of a restricted stock award, in accordance with the terms of the reward.

Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	—	$—	—	—
May 1—May 31	—	—	—	—
June 1—June 30	5,909	2.80	—	—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: August 8, 2017	/s/ Kyle Ross
Kyle Ross President, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated: August 8, 2017	/s/ Michael J. Hobey
Michael J. Hobey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)