Form 10-Q
period 2017-09-30
Real Industry, Inc.
filed 2017-11-09
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001‑08007

REAL INDUSTRY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46‑3783818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17 State Street, Suite 3811 New York, NY 10004	(805) 435‑1255
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes     ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   ☑  Yes     ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☑

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934).   ☐  Yes    ☑  No

As of November 1, 2017, the Registrant had 29,796,105 shares of $0.001 par value common stock outstanding.

REAL INDUSTRY, INC.

QUARTERLY REPORT ON FORM 10‑Q

For the Period Ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12.8	$27.2
Trade accounts receivable, net	105.9	88.4
Financing receivable	28.1	28.4
Inventories	125.9	118.2
Prepaid expenses, supplies and other current assets	27.7	24.6
Total current assets	300.4	286.8
Property, plant and equipment, net	290.0	289.2
Equity method investment	7.9	5.0
Identifiable intangible assets, net	10.7	12.5
Goodwill	9.7	42.2
Other noncurrent assets	10.1	9.8
TOTAL ASSETS	$628.8	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade payables	$121.2	$115.8
Accrued liabilities	36.8	46.4
Long-term debt due within one year, net	387.7	2.3
Total current liabilities	545.7	164.5
Accrued pension benefits	47.5	42.0
Environmental liabilities	11.1	11.6
Long-term debt, net	5.0	354.2
Common stock warrant liability	1.2	4.4
Deferred income taxes, net	2.6	2.5
Other noncurrent liabilities	6.8	6.9
TOTAL LIABILITIES	619.9	586.1
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 28,503 shares issued and outstanding as of September 30, 2017 and December 31, 2016	25.6	24.9
Stockholders' equity (deficit):
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,800,850 and 29,386,882 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	545.8	546.7
Accumulated deficit	(564.9)	(506.2)
Accumulated other comprehensive income (loss)	2.1	(7.1)
Total stockholders' equity (deficit)—Real Industry, Inc.	(17.0)	33.4
Noncontrolling interest	0.3	1.1
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16.7)	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$628.8	$645.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues	$332.8	$314.9	$1,020.1	$945.2
Cost of sales	320.5	298.3	976.3	889.7
Gross profit	12.3	16.6	43.8	55.5
Selling, general and administrative expenses	12.4	18.1	39.2	48.1
Losses on derivative financial instruments, net	—	0.8	1.7	0.5
Amortization of identifiable intangible assets	0.6	0.5	1.8	1.8
Goodwill impairment	33.6	—	33.6	—
Other operating expense, net	0.5	0.7	2.1	2.6
Operating profit (loss)	(34.8)	(3.5)	(34.6)	2.5
Nonoperating expense (income):
Interest expense, net	9.8	9.2	30.4	27.5
Change in fair value of common stock warrant liability	(0.9)	(1.9)	(3.2)	(2.6)
Income from equity method investment	(2.3)	—	(2.9)	—
Foreign exchange gains on intercompany loans	(1.1)	—	(3.3)	(1.0)
Other, net	0.2	0.5	0.5	0.3
Total nonoperating expense, net	5.7	7.8	21.5	24.2
Loss from continuing operations before income taxes	(40.5)	(11.3)	(56.1)	(21.7)
Income tax expense (benefit)	—	(0.5)	1.9	0.4
Loss from continuing operations	(40.5)	(10.8)	(58.0)	(22.1)
Earnings from discontinued operations, net of income taxes	—	—	—	0.1
Net loss	(40.5)	(10.8)	(58.0)	(22.0)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	0.7	0.5
Net loss attributable to Real Industry, Inc.	$(40.8)	$(10.9)	$(58.7)	$(22.5)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(40.8)	$(10.9)	$(58.7)	$(22.5)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)	—	(1.4)
Dividends on Redeemable Preferred Stock, in cash or accrued	(0.6)	—	(1.7)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.7)	(0.8)
Net loss available to common stockholders	$(41.6)	$(11.6)	$(61.1)	$(24.7)
Basic and diluted loss per share:
Continuing operations	$(1.43)	$(0.40)	$(2.11)	$(0.85)
Discontinued operations	—	—	—	—
Basic and diluted loss per share	$(1.43)	$(0.40)	$(2.11)	$(0.85)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net loss	$(40.5)	$(10.8)	$(58.0)	$(22.0)
Other comprehensive income (loss):
Currency translation adjustments	3.5	0.5	9.2	1.8
Amortization of net actuarial gains	—	—	—	(0.1)
Comprehensive loss	(37.0)	(10.3)	(48.8)	(20.3)
Comprehensive income attributable to noncontrolling interest	0.3	0.1	0.7	0.5
Comprehensive loss attributable to Real Industry, Inc.	$(37.3)	$(10.4)	$(49.5)	$(20.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net loss	$(58.0)	$(22.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	—	(0.1)
Depreciation and amortization	33.4	36.6
Deferred income taxes	—	(0.8)
Change in fair value of common stock warrant liability	(3.2)	(2.6)
Share-based compensation expense	2.0	3.0
Unrealized losses (gains) on derivative financial instruments	0.1	(0.9)
Unrealized foreign exchange gains on intercompany loans	(3.5)	(1.0)
Amortization of debt issuance costs	5.4	3.7
Amortization of purchase accounting adjustments	—	0.9
Income from equity method investment	(2.9)	—
Goodwill impairment	33.6	—
Other	1.7	1.7
Changes in operating assets and liabilities	(29.2)	(26.8)
Net cash provided by operating activities of discontinued operations	—	0.3
Net cash used in operating activities	(20.6)	(8.0)
Cash flows from investing activities:
Purchases of property and equipment	(15.9)	(18.5)
Other	(0.3)	(0.3)
Net cash used in investing activities	(16.2)	(18.8)
Cash flows from financing activities:
Proceeds from revolving credit facilities, net of issuance costs	143.2	80.5
Repayments on capital leases, the Term Loan and the revolving credit facilities	(119.3)	(58.7)
Proceeds from issuance of common stock	—	0.1
Other	(2.0)	1.2
Net cash provided by financing activities	21.9	23.1
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.6	0.1
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(14.3)	(3.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	32.7	43.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$18.4	$39.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REAL INDUSTRY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), is a Delaware holding company that operates through its operating subsidiaries. Management aims to grow the Company through acquisitions, as well as through organic efforts within existing operations described below. Our business strategy seeks to leverage our public company status, $913.5 million of United States (“U.S.”) federal net operating tax loss carryforwards (“NOLs”) and the experience and focus of our executive management team to acquire operating businesses at prices and on terms that we believe will create a sustainably profitable enterprise.

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

Our focus is supporting the performance of Real Alloy, as well as evaluating potential acquisition opportunities. We seek to acquire significant ownership interests in businesses with talented and experienced management teams, strong margins, and sustainable competitive advantages. We regularly consider acquisitions of businesses that operate in undervalued industries, as well as businesses that we believe are in transition or are otherwise misunderstood by the marketplace. Post-acquisition, we plan to operate our acquired businesses as autonomous subsidiaries. We aim to use our common stock, preferred stock and other securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

NOTE 2—FINANCIAL STATEMENT PRESENTATION AND RECENT ACCOUNTING UPDATES

The accompanying unaudited condensed consolidated financial statements comprise the accounts of Real Industry and its wholly owned and majority-owned subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information, and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2017. These interim period unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10‑K, as filed with the SEC on March 13, 2017 (the “Annual Report”).

Although these unaudited condensed consolidated financial statements include certain assets, liabilities, revenues and expenses related to the former businesses of our subsidiary, SGGH, LLC (“SGGH”), then known as Fremont General Corporation (“Fremont”) and its primary operating subsidiary, Fremont Investment & Loan (“FIL”), which are presented as discontinued operations, during the nine months ended September 30, 2017 and 2016, discontinued operations had insignificant revenues and expenses and, as of September 30, 2017 and December 31, 2016, had insignificant assets and liabilities.

During the quarter ended September 30, 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine, LLC (“Cosmedicine”), or liquidate its assets. Cosmedicine’s major classes of assets held for sale were its inventories and intellectual property, which, as of September 30, 2017, were each written down to an estimated net realizable value of zero. The potential sale or liquidation of Cosmedicine does not represent a major strategic shift in the Company’s operations and will not have a significant effect on the consolidated financial results of Real Industry.

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

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We evaluate our relationships with other entities to identify whether such entities are variable interest entities (“VIEs”) and to assess whether we are the primary beneficiary of such entities. In determining the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us to provide financial support; our ability to control or significantly influence key decisions for the VIE; and material intercompany transactions. Significant judgments related to these determinations include estimates about the future fair values and performance of these VIEs and general market conditions. In the event that we are a primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE are included in the consolidated financial statements regardless of the percentage of voting interests owned. As of September 30, 2017, we have one VIE that is treated as an unconsolidated investment, Beck Trading, which has a carrying value of $7.9 million. Including trade accounts receivable due from Beck Trading, our maximum loss exposure is $9.1 million.

Recent Accounting Standards Updates

The following provides information about recent Accounting Standards Updates (“ASU” or “Update”) issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the operations of the Company.

Updates effective in 2017

Presentation of Financial Statements – Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU 2014‑15, which provides that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The effective date for this Update is for fiscal years beginning after December 15, 2016, however early adoption is permitted. We adopted the amendments provided in ASU 2014‑15 effective January 1, 2017. See Note 16—Going Concern for a full discussion of the circumstances considered, mitigating plans, and conclusions formed as a part of this evaluation.

Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016‑18, which provides that a statement of cash flows explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents during the period. The effective date for this Update is for fiscal years beginning after December 15, 2017, however early adoption is permitted.

We early adopted the amendments provided in ASU 2016‑18 in the period ended December 31, 2016 to provide financial statement users with more transparent disclosure about restricted cash and restricted cash equivalents. Upon adoption, the amendments provided in this Update are applied using a retrospective transition method to each period presented. The following table provides details of the impact the amendments in this Update had on our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
(In millions)	As Previously Reported	Impact of Adoption	As Currently Reported
Cash flows from operating activities:
Changes in operating assets and liabilities	$(28.3)	$1.5	$(26.8)
Net cash used in operating activities	(9.5)	1.5	(8.0)
Cash flows from investing activities:
Proceeds from sale of NABCO	3.9	(3.9)	—
Net cash used in investing activities	(14.9)	(3.9)	(18.8)
Cash flows from financing activities:
Net cash provided by financing activities	23.1	—	23.1
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.1	—	0.1
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1.2)	(2.4)	(3.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	35.8	7.5	43.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$34.6	$5.1	$39.7

Updates not yet effective

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014‑09, which requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. Additionally, the Update requires the use of more estimates and judgments than current accounting guidance, as well as additional disclosures. The FASB has issued several updates to the standard that i) defer the original effective date; ii) clarify the application of principal versus agent guidance; iii) clarify the guidance on inconsequential and perfunctory promises and licensing; and iv) clarify the guidance on the derecognition of nonfinancial assets. ASU 2014‑09 and the related updates are effective for fiscal years beginning after December 15, 2017.

We have formed a task force to understand and implement the new revenue recognition standard. The task force is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. Per this evaluation, we have identified that the new standard may require the Company to change the timing of when it records discounts offered. Currently, these are recorded when earned; after the adoption of ASU 2014‑09, these amounts may be considered a portion of the contract’s transaction cost. The change may result in an acceleration in the timing of costs that could reduce revenue upon adoption. The ultimate impact to the Company’s consolidated financial statements is still being determined. Additionally, we are developing additional controls and procedures to evaluate contracts and the terms and conditions therein to better ensure awareness of when the transfer of control of goods or services occurs for proper revenue recognition.

We plan to adopt ASU 2014‑09 and related updates effective January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We also anticipate that the adoption will result in an increase to the revenue disclosures in the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016‑02, which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued ASU 2016‑06, which clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when an option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks. The amendments provided for in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016‑15, which provides, among other things, that distributions received from equity method investees be classified using one of two possible methods, a cumulative earnings approach or a nature of distribution approach. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Business Combinations: Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017‑01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017‑07, which provides that an employer report the service cost component of pension and post-retirement benefit costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable.

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

Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017‑09, which provides guidance about changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting in Topic 718. This Update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update will be applied prospectively to any awards modified on or after the adoption date. We are currently evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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

Property, plant and equipment includes land and site improvements, buildings and building improvements, and machinery, equipment, furniture and fixtures. The preliminary estimated fair value of property, plant and equipment is based on appraisals and replacement cost analyses. The preliminary fair value estimate of property, plant and equipment acquired is as follows:

Estimated Fair
(In millions)	Value
Land and improvements	$0.7
Buildings and improvements	2.6
Machinery, equipment, furniture and fixtures	3.5
Property, plant and equipment acquired	$6.8

The fair value of prepaid expenses, supplies and other current assets includes inventory supplies and is based on replacement cost.

The fair value of the equity method investment is based on a discounted cash flow model with various assumptions about growth rates and margins, as well as the cash distribution waterfall, under which Real Alloy receives the first $6.0 million of distributions, thereafter distributions will be based on equity ownership percentages. During the nine months ended September 30, 2017, income from the operations of Beck Trading included in the condensed consolidated statement of operations was $2.9 million.

As of September 30, 2017 and December 31, 2016, Real Alloy had trade accounts receivable due from Beck Trading of $1.2 million and $6.8 million, respectively, and trade payables due to Beck Trading of $0.1 million and $0.5 million, respectively. Additionally, as part of the Beck Acquisition, Real Alloy and Beck Trading entered into a Sales Representative and Tolling Agreement whereby, for a defined group of customers, Real Alloy will serve as a sales representative for Beck Trading and will be paid a commission for sales generated. Beck Trading will also serve as a sales representative for Real Alloy, for a defined group of customers, and will be paid a commission for sales generated.

NOTE 4—INVENTORIES

The following table presents the components of inventories as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In millions)	2017	2016
Finished goods	$44.6	$45.1
Raw materials and work in process	81.3	73.1
Total inventories	$125.9	$118.2

NOTE 5—GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

Annual goodwill impairment testing

We initiated a goodwill impairment test as of September 30, 2017, as we determined that a triggering event existed within the Real Alloy North America (“RANA”) operating segment. In conducting our goodwill impairment test, we utilized a combination of discounted cash flow (“DCF”) and guideline public company (“GPC”) approaches to estimate the fair value of our reporting units required to be tested for impairment. Each of the DCF and GPC approaches were weighted 50%. These nonrecurring fair value measurements are primarily determined using unobservable inputs and, accordingly, are categorized within Level 3 of the fair value hierarchy. The DCF and GPC analyses are based on our projected financial information, which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the estimation of the fair value of our reporting units.

Under the DCF approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on management’s estimate of revenue growth rates and operating margins and take into consideration industry and market conditions, as well as company specific economic factors. The DCF calculations also include a terminal value calculation that is based on an expected long-term growth rate for the applicable reporting unit. The discount rate is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. The weighted average cost of capital used in the income approach ranged from 11.0% to 11.5%, as compared to 10.0% to 10.5% as of October 1, 2016, the date of our last annual goodwill impairment test, and a long-term growth rate of 3% was determined and used based on estimated future gross domestic product, which is consistent with the rate used in the prior impairment test. Other significant assumptions include future capital expenditures and changes in working capital requirements.

Under the GPC approach, we identify a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, and size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies used was generally consistent with the purchase multiples in the Real Alloy Acquisition, which was applied to projected EBITDA and revenues to determine a range of fair values as of September 30, 2017.

As of the date of filing this Form 10‑Q for the quarterly period ended September 30, 2017, our impairment test is incomplete. Based on the preliminary results of the goodwill impairment test, margin performance and the year-over-year reduction in volume, we determined that a goodwill impairment is probable and estimable. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, as the impairment was probable and estimable, we recorded a goodwill impairment charge of $33.6 million within the RANA operating segment in the three months ended September 30, 2017. Based on our analysis, no triggering event for impairment was identified within the Real Alloy Europe (“RAEU”) operating segment.

The following table reflects activity associated with goodwill during the nine months ended September 30, 2017:

(In millions)	RANA	RAEU	Total
Balance, December 31, 2016	$33.6	$8.6	$42.2
Impairment	(33.6)	—	(33.6)
Currency translation adjustments	—	1.1	1.1
Balance, September 30, 2017	$—	$9.7	$9.7

NOTE 6—DEBT AND REDEEMABLE PREFERRED STOCK

The following table presents the Company’s short-term and long-term debt as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In millions)	2017	2016
Long-term debt due within one year, net:
Senior Secured Notes:
Principal amount outstanding	$305.0	$—
Unamortized original issue discount and debt issuance costs	(6.7)	—
Senior Secured Notes, net	298.3	—
Revolving credit facilities:
Principal amount outstanding	86.5	—
Unamortized debt issuance costs	(0.8)	—
Revolving credit facilities, net	85.7	—
Capital leases due within one year	3.7	2.3
Total long-term debt due within one year, net	$387.7	$2.3
Long-term debt, net:
Senior Secured Notes:
Principal amount outstanding	$—	$305.0
Unamortized original issue discount and debt issuance costs	—	(10.1)
Senior Secured Notes, net	—	294.9
Revolving credit facilities:
Principal amount outstanding	—	57.0
Unamortized debt issuance costs	—	(1.5)
Revolving credit facilities, net	—	55.5
Term Loan	—	1.5
Capital leases	5.0	2.3
Total long-term debt, net	5.0	354.2
Total debt	$392.7	$356.5

Senior Secured Notes

In connection with the Real Alloy Acquisition, Real Alloy issued $305.0 million of senior secured 10.0% notes (the “Senior Secured Notes”) in January 2015. The Senior Secured Notes are due January 15, 2019, with interest payable on January 15 and July 15 of each year through the date of maturity. For the three months ended September 30, 2017 and 2016, interest expense associated with the Senior Secured Notes was $8.8 million and $8.7 million, respectively, including $1.2 million and $1.1 million, respectively, of amortization of debt discount and issuance costs. For the nine months ended September 30, 2017 and 2016, interest expense associated with the Senior Secured Notes was $26.3 million and $25.9 million, respectively, including $3.4 million and $3.1 million, respectively, of amortization of debt discount and issuance costs. As of September 30, 2017, Real Alloy was in compliance with all applicable covenants under the Indenture of the Senior Secured Notes. However, without additional actions being implemented by management, as outlined in Note 16-Going Concern, a violation of certain of the debt covenants under the Senior Secured Notes is probable to occur in the next twelve months. As such, Real Alloy concluded that facts and circumstances would indicate the Senior Secured Notes warrant short-term classification as of September 30, 2017.

Revolving credit facilities

On March 14, 2017, Real Alloy entered into a Revolving Credit Agreement with Bank of America, N.A. (“Bank of America”) for a $110.0 million senior secured revolving asset-based credit facility (the “ABL Facility”). A portion of the proceeds of the ABL Facility were used to repay and terminate the previously outstanding Asset-Based Facility with Wells Fargo.

The ABL Facility expires on the earlier of the instrument’s expiration date, March 14, 2022, or 90 days prior to the maturity date of the Senior Secured Notes or the Company’s Redeemable Preferred Stock, which as of the date that these unaudited financial statements were filed, was October 17, 2018.

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

In the three months ended September 30, 2017 and 2016, interest expense under the revolving credit facilities was $0.6 million and $0.5 million, respectively, including $0.2 million and $0.2 million, respectively, of scheduled amortization of debt issuance costs. In the nine months ended September 30, 2017 and 2016, interest expense under the revolving credit facilities was $3.3 million and $1.6 million, respectively, including the write-off of $1.4 million of unamortized debt issuance costs associated with the Asset-Based Facility in the first quarter of 2017 and $0.6 million and $0.7 million of scheduled amortization of debt issuance costs in the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, Real Alloy was in compliance with the debt covenants of the ABL Facility. However, without additional actions being implemented by management, as outlined in Note 16 – Going Concern, a violation of certain of the debt covenants under the ABL Facility is probable to occur in the next twelve months. As such, Real Alloy concluded that facts and circumstances would indicate the ABL Facility warrants short-term classification as of September 30, 2017.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases to finance office, mobile and other equipment for its operations. As of September 30, 2017, $3.7 million of the $8.7 million in capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and has a liquidation preference of $28.5 million as of September 30, 2017. The Redeemable Preferred Stock accrued quarterly dividends at a rate of 7% of the liquidation preference for the first eighteen months after the date of issuance, after which, quarterly dividends accrued at a rate of 8% of the liquidation preference through August 27, 2017, and 9% of the liquidation preference thereafter. As of September 30, 2017, dividends are accrued and paid at 9%. Dividends were paid in-kind for the first two years, and thereafter are accrued and payable in cash. As of September 30, 2017, there are $1.2 million of accrued dividends. Unpaid dividends accumulate interest at a rate of 8% through August 27, 2017, and 9% thereafter. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control as defined in the Indenture of the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference or does not cause a default or prompt an obligation to repurchase or offer to repurchase the Senior Secured Notes under the Indenture. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company will redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance or for such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement.

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

The following table presents activity related to the carrying value of Redeemable Preferred Stock during the nine months ended September 30, 2017:

(In millions)
Balance, December 31, 2016	$24.9
Accretion of fair value adjustment to Redeemable Preferred Stock	0.7
Balance, September 30, 2017	$25.6

NOTE 7—STOCKHOLDERS’ EQUITY (DEFICIT) AND NONCONTROLLING INTEREST

The following table summarizes activity within stockholders’ equity attributable to Real Industry and noncontrolling interest during the nine months ended September 30, 2017:

(In millions)	Equity (Deficit) Attributable to Real Industry, Inc.	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2016	$33.4	$1.1	$34.5
Net earnings (loss)	(58.7)	0.7	(58.0)
Distribution to noncontrolling interest	—	(2.0)	(2.0)
Consolidation of noncontrolling interest	(0.5)	0.5	—
Share-based compensation expense	2.0	—	2.0
Dividends on Redeemable Preferred Stock, in cash or accrued	(1.7)	—	(1.7)
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.7)	—	(0.7)
Change in accumulated other comprehensive income (loss)	9.2	—	9.2
Balance, September 30, 2017	$(17.0)	$0.3	$(16.7)

The following table reflects changes in the shares of common stock outstanding during the nine months ended September 30, 2017:

Shares of Common Stock Outstanding
Balance, December 31, 2016	29,386,882
Restricted common stock awards granted, net of forfeitures	391,668
Restricted stock units converted to common stock, net of reissued treasury shares	21,550
Common stock options exercised	750
Balance, September 30, 2017	29,800,850

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes activity within accumulated other comprehensive income (loss) during the nine months ended September 30, 2017:

			Accumulated
(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(8.2)	$1.1	$(7.1)
Current period currency translation adjustments	9.1	0.1	9.2
Balance, September 30, 2017	$0.9	$1.2	$2.1

Included in current period currency translation adjustments for the nine months ended September 30, 2017 are $3.1 million of currency translation adjustment gains associated with intercompany loans considered long-term in nature and $6.0 million of gains related to the translation adjustments of accounts denominated in foreign currencies.

NOTE 9—INCOME TAXES

At the end of each reporting period, Real Industry estimates its annual effective income tax rate. The estimate used for the nine months ended September 30, 2017 may change in subsequent periods. The effective tax rate for the nine months ended September 30, 2017 differed from the federal statutory rate applied to earnings and losses before income taxes primarily as a result of the mix of earnings, losses, and tax rates between tax jurisdictions, and changes in valuation allowances. There was no income tax expense or benefit for the three months ended September 30, 2017, compared to a $0.5 million income tax benefit for the three months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2017 was $1.9 million, compared to a $0.4 million income tax expense for the nine months ended September 30, 2016.

As of December 31, 2016, the Company has estimated U.S. federal NOLs of $913.5 million and non-U.S. NOLs of $30.6 million. The U.S. federal NOLs have a 20‑year life and begin to expire after the 2027 tax year. Additionally, the Company has state NOLs in amounts that are comparable to the U.S. federal NOLs. Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Real Industry intends to maintain those valuation allowances until sufficient positive evidence exists to support their realization through achieving profitability.

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

NOTE 10—EMPLOYEE BENEFIT PLANS

The following table presents the components of net periodic benefit expense under the German defined benefit pension plans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$0.3	$0.3	$0.8	$0.7
Interest cost	0.2	0.3	0.6	0.8
Amortization of net actuarial gains	—	(0.1)	—	(0.2)
Expected return on plan assets	—	—	—	(0.1)
Net periodic benefit expense	$0.5	$0.5	$1.4	$1.2

NOTE 11—LOSS PER SHARE

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

Basic loss per share is computed by dividing net loss attributable to Real Industry, Inc., less dividends on and accretion of the fair value adjustment to Redeemable Preferred Stock, by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of common shares outstanding is increased by the dilutive effect of unvested restricted common stock, common stock options, unvested restricted stock units, and the Warrants (as defined below in Note 12—Derivative and Other Financial Instruments and Fair Value Measurements), determined using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share and per share amounts)	2017	2016	2017	2016
Loss from continuing operations	$(40.5)	$(10.8)	$(58.0)	$(22.1)
Earnings from discontinued operations, net of income taxes	—	—	—	0.1
Net loss	(40.5)	(10.8)	(58.0)	(22.0)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	0.7	0.5
Net loss attributable to Real Industry, Inc.	(40.8)	(10.9)	(58.7)	(22.5)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)	—	(1.4)
Dividends on Redeemable Preferred Stock, in cash or accrued	(0.6)	—	(1.7)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.7)	(0.8)
Numerator for basic and diluted loss per share—Net loss available to common stockholders	$(41.6)	$(11.6)	$(61.1)	$(24.7)
Denominator for basic and diluted loss per share—Weighted average shares outstanding	29,044,480	29,268,515	28,945,331	29,196,598
Weighted average shares outstanding
Basic and diluted loss per share:
Continuing operations	$(1.43)	$(0.40)	$(2.11)	$(0.85)
Discontinued operations	—	—	—	—
Basic and diluted loss per share	$(1.43)	$(0.40)	$(2.11)	$(0.85)

Unvested restricted common stock, common stock options, unvested restricted stock units, and the Warrants are antidilutive and excluded from the computation of diluted loss per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the three and nine months ended September 30, 2017 and 2016, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested restricted stock units, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

The following tables provide details on the average market price of Real Industry common stock; the outstanding shares of unvested restricted common stock, common stock options, unvested restricted stock units, and Warrants that were potentially dilutive; and summary information about the potentially dilutive common stock equivalents for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average market price of Real Industry common stock	$2.13	$7.27	$3.26	$7.43

Potentially dilutive common stock equivalents:
Unvested restricted common stock	700,191	571,676	700,191	571,676
Outstanding common stock options	445,100	748,150	445,100	748,150
Unvested restricted stock units	519,835	354,058	519,835	354,058
Warrants	1,448,333	1,448,333	1,448,333	1,448,333
Total potentially dilutive common stock equivalents	3,113,459	3,122,217	3,113,459	3,122,217

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except exercise prices)	2017	2016	2017	2016
Average unamortized share-based compensation expense:
Restricted common stock awards	$3.0	$2.5	$3.3	$2.6
Restricted stock unit awards	0.9	1.3	0.9	1.8
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.64	$5.64	$5.64

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

Metal hedging

Primarily in our RAEU segment (as defined below), London Metal Exchange (“LME”) future swaps or forward contracts are sold as metal is purchased to fill fixed-priced customer sales orders. As sales orders are priced, LME future swaps or forward contracts can be purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of the put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2017, Real Alloy had 21.2 thousand metric tonnes (“kt”) of metal buy and sell derivative contracts outstanding.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas cost can also be managed through the use of cost escalators included in some long-

term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2017, Real Alloy had 1.6 trillion British thermal unit forward buy contracts outstanding.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options or similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of September 30, 2017, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers, and periodically thereafter while actively trading. As of September 30, 2017, no cash collateral was posted or held.

The table below presents gross amounts of recognized derivative assets and liabilities, the amounts offset in the unaudited condensed consolidated balance sheets and the net amounts of derivative assets and liabilities presented therein. As of September 30, 2017 and December 31, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the unaudited condensed consolidated balance sheets.

	September 30, 2017		December 31, 2016
(In millions)	Asset	Liability	Asset	Liability
Metal	$0.2	$—	$—	$(0.4)
Natural gas	—	—	0.6	—
Net derivative assets (liabilities) as classified in the condensed consolidated balance sheets	$0.2	$—	$0.6	$(0.4)

The following table presents details of the balance sheet classification of the fair value of Real Alloy’s derivative financial instruments as of September 30, 2017 and December 31, 2016:

		September 30,	December 31,
(In millions)	Balance Sheet Classification	2017	2016
Derivative assets:
Metal	Prepaid expenses, supplies and other current assets	$0.2	$—
Natural Gas	Prepaid expenses, supplies and other current assets	—	0.6
Derivative liabilities:
Metal	Accrued liabilities	$—	$(0.4)

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions, and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions, which provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, thereby reducing the exercise price of the Warrants to $5.64 per share. During the nine months ended September 30, 2017, no Warrants were exercised and, as of September 30, 2017, there were 1,448,333 Warrants outstanding.

The common stock warrant liability is a derivative liability related to the anti-dilution and pricing protection provisions of the Warrants. The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 66.2% and an expected term of 2.7 years as of September 30, 2017, and 47.1% volatility and an expected term of 3.4 years as of December 31, 2016, along with a 60% equity raise probability assumption, and a 25% equity raise price discount assumption in the twelve-month periods following each measurement date. The most significant inputs in determining the fair value of the common stock warrant liability are the price of our common stock on the measurement date, which as of September 30, 2017 and December 31, 2016, was $1.80 per share and $6.10 per share, respectively. Significant decreases in the expected term or the equity raise probability and related assumptions would result in a minor decrease in the estimated fair value of the common stock warrant liability, while significant increases in the expected term or the equity raise probability and related assumptions would result in a minor increase in the estimated fair value of the common stock warrant liability. A 10% increase or decrease in any or all of the unobservable inputs would not have a material impact on the estimated fair value of the common stock warrant liability.

The following table presents changes in the fair value of the common stock warrant liability during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Balance, beginning of period	$2.1	$6.1	$4.4	$6.9
Warrants exercised	—	—	—	(0.1)
Change in fair value of common stock warrant liability	(0.9)	(1.9)	(3.2)	(2.6)
Balance, end of period	$1.2	$4.2	$1.2	$4.2

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. The following table sets forth financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and their level in the fair value hierarchy:

		Estimated Fair Value
	Fair Value	September 30,	December 31,
(In millions)	Hierarchy	2017	2016
Derivative assets	Level 2	$0.2	$0.6
Derivative liabilities	Level 2	—	(0.4)
Net derivative assets		$0.2	$0.2
Common stock warrant liability	Level 3	$(1.2)	$(4.4)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments, net in the unaudited condensed consolidated statements of operations. The following table presents losses (gains) on derivative financial instruments during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Realized losses (gains):
Metal	$0.3	$0.2	$1.7	$0.6
Natural gas	—	—	(0.1)	0.8
Total realized losses	0.3	0.2	1.6	1.4
Unrealized losses (gains):
Metal	(0.4)	0.2	(0.6)	(0.2)
Natural gas	0.1	0.4	0.7	(0.7)
Total unrealized losses (gains)	(0.3)	0.6	0.1	(0.9)
Losses on derivative financial instruments, net	$—	$0.8	$1.7	$0.5

Other Financial Instruments

The following tables present the carrying values and estimated fair values of other financial instruments as of September 30, 2017 and December 31, 2016:

		September 30, 2017
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$12.8	$12.8
Restricted cash and restricted cash equivalents	Level 1	5.6	5.6
Financing receivable	Level 2	28.1	28.1
Loans receivable, net (other noncurrent assets)	Level 3	0.7	0.7
Liabilities
Long-term debt due within one year, net:
Senior Secured Notes	Level 1	$298.3	$286.7
ABL Facility	Level 2	85.7	86.5
Redeemable Preferred Stock	Level 3	$25.6	$26.6

		December 31, 2016
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$27.2	$27.2
Restricted cash and restricted cash equivalents	Level 1	5.5	5.5
Financing receivable	Level 2	28.4	28.4
Loans receivable, net (other noncurrent assets)	Level 3	0.8	0.8
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$294.9	$307.5
Asset-Based Facility	Level 2	55.5	57.0
Term Loan	Level 2	1.5	1.5
Redeemable Preferred Stock	Level 3	$24.9	$26.8

The Company used the following methods and assumptions to estimate the fair value of each financial instrument as of September 30, 2017 and December 31, 2016:

Cash and cash equivalents and restricted cash and restricted cash equivalents

Cash and cash equivalents and restricted cash and restricted cash equivalents are recorded at historical cost. The carrying value is a reasonable estimate of fair value as these instruments have short-term maturities and market interest rates.

Financing receivable

Financing receivable represents the net amount due from the sale and transfer of trade accounts receivable under a €50 million factoring facility (the “Factoring Facility”). The Factoring Facility provides for the transfer and sale of eligible receivables to a counterparty, the settlement of which generally occurs within thirty days of transfer, which are accounted for as true sales, and are included in operating cash flows. During the three and nine months ended September 30, 2017, $102.3 million and $290.8 million, respectively, of trade receivables were transferred on a nonrecourse basis, and proceeds of $105.1 million and $288.7 million, respectively, were received. During the three and nine months ended September 30, 2016, $96.7 million and $270.2 million, respectively, of trade receivables were transferred and $92.7 million and $262.7 million, respectively, of proceeds were received. Administrative fees and expenses associated with the Factoring Facility were $0.2 million in each of the three months ended September 30, 2017 and 2016 and $0.6 million in each of the nine months ended September 30, 2017 and 2016.

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

Redeemable Preferred Stock

The estimated fair value of Redeemable Preferred Stock is determined based on a discounted cash flow analysis using the Hull & White model, with a remaining term of thirty-five months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 16.0% credit spread adjustment to a zero coupon yield curve as of September 30, 2017, based on similar market instruments.

NOTE 13—SEGMENT INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of September 30, 2017, the Company had two reportable segments: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

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

Reportable segment information

The following tables show segment revenues from external customers (there were no intersegment revenues) and Segment Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, and reconciliations of Segment Adjusted EBITDA to net loss for each period presented. Segment Adjusted EBITDA presents only the financial performance of our segments and does not include the results of operations of Corporate and Other.

	Three Months Ended September 30, 2017
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$213.0	$119.8	$—	$332.8
Segment Adjusted EBITDA	$5.6	$7.9		$13.5

	Three Months Ended September 30, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$200.5	$114.4	$—	$314.9
Segment Adjusted EBITDA	$9.0	$7.9		$16.9

	Nine Months Ended September 30, 2017
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$673.0	$347.1	$—	$1,020.1
Segment Adjusted EBITDA	$20.6	$22.4		$43.0

	Nine Months Ended September 30, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$613.7	$331.5	$—	$945.2
Segment Adjusted EBITDA	$36.5	$19.6		$56.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Segment Adjusted EBITDA	$13.5	$16.9	$43.0	$56.1
Unrealized gains (losses) on derivative financial instruments	0.3	(0.6)	(0.1)	0.9
Segment depreciation and amortization	(11.8)	(11.3)	(33.4)	(36.6)
Amortization of inventories and supplies purchase accounting adjustments	—	—	—	(0.9)
Corporate and Other selling, general and administrative expenses	(1.8)	(7.5)	(7.5)	(14.4)
Goodwill impairment	(33.6)	—	(33.6)	—
Other, net	(1.4)	(1.0)	(3.0)	(2.6)
Operating profit (loss)	(34.8)	(3.5)	(34.6)	2.5
Interest expense, net	(9.8)	(9.2)	(30.4)	(27.5)
Change in fair value of common stock warrant liability	0.9	1.9	3.2	2.6
Foreign exchange gains on intercompany loans	1.1	—	3.3	1.0
Income from equity method investment	2.3	—	2.9	—
Other nonoperating expense, net	(0.2)	(0.5)	(0.5)	(0.3)
Income tax expense (benefit)	—	0.5	(1.9)	(0.4)
Earnings from discontinued operations, net of income taxes	—	—	—	0.1
Net loss	$(40.5)	$(10.8)	$(58.0)	$(22.0)

The following tables present summarized balance sheet information for each of our reportable segments and reconciliations to consolidated assets and liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$3.5	$4.8	$11.5	$5.7
Trade accounts receivable, net	85.6	20.3	76.2	12.2
Financing receivable	—	28.1	—	28.4
Inventories	88.8	37.1	79.3	38.9
Prepaid expenses, supplies and other current assets	17.4	9.7	13.7	6.4
Total current assets	195.3	100.0	180.7	91.6
Property, plant and equipment, net	185.4	104.6	195.0	94.2
Equity method investment	7.9	—	5.0	—
Identifiable intangible assets, net	10.7	—	12.5	—
Goodwill	—	9.7	33.6	8.6
Other noncurrent assets	6.0	3.2	5.0	3.5
Total segment assets	$405.3	$217.5	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$75.2	$45.9	$73.8	$41.8
Accrued liabilities	19.7	13.9	30.0	13.4
Total current liabilities	94.9	59.8	103.8	55.2
Accrued pension benefits	—	47.5	—	42.0
Environmental liabilities	11.1	—	11.6	—
Other noncurrent liabilities	4.8	1.8	4.5	1.8
Total segment liabilities	$110.8	$109.1	$119.9	$99.0

	September 30,	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$405.3	$431.8
Real Alloy Europe	217.5	197.9
Cash and cash equivalents—Corporate and Other	4.5	9.9
Other unallocated assets	1.6	5.9
Total consolidated assets	$628.8	$645.5
Liabilities:
Real Alloy North America	$110.8	$119.9
Real Alloy Europe	109.1	99.0
Long-term debt, including amounts due within one year	392.7	356.5
Common stock warrant liability	1.2	4.4
Deferred income taxes, net	2.6	2.5
Other unallocated liabilities	3.5	3.8
Total consolidated liabilities	$619.9	$586.1

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents as of September 30, 2017 and 2016.

	September 30,
(In millions)	2017	2016
Cash and cash equivalents—continuing operations	$12.8	$34.6
Restricted cash and restricted cash equivalents—prepaid expenses, supplies and other current assets	0.8	0.7
Restricted cash and restricted cash equivalents—other noncurrent assets	4.8	4.4
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$18.4	$39.7

Restricted cash and restricted cash equivalents included in prepaid expenses, supplies and other current assets as of September 30, 2017 and 2016 represents cash supporting a letter of credit associated with the current portion of severance payments due to a former executive and cash deposits held under the ABL Facility. Restricted cash and restricted cash equivalents included in other noncurrent assets as of September 30, 2017 and 2016 generally represents amounts set aside for the remediation of future asset retirement obligations. Also in September 30, 2016, restricted cash and restricted cash equivalents included in other noncurrent assets include amounts representing cash associated with the long-term portion of severance liabilities.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and waste, and employee health and safety. These laws and regulations can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives by agencies in two states and Norway.

Real Alloy’s reserves for environmental remediation liabilities totaled $15.0 million and $15.6 million as of each of September 30, 2017 and December 31, 2016, respectively. Of the total remediation liability, $3.9 million and $4.0 million is classified in accrued liabilities as of September 30, 2017 and December 31, 2016, respectively, with the remaining portion classified as environmental liabilities.

In addition to environmental liabilities, Real Alloy has asset retirement obligations associated with legal requirements primarily related to the normal operation of its landfills and the retirement of the related assets, which represents the most probable costs of remedial actions. Real Alloy’s total asset retirement obligations were $5.6 million and $5.3 million as of September 30, 2017 and December 31, 2016, respectively, of which $0.8 million and $0.9 million were classified as accrued liabilities, respectively, and $4.8 million and $4.4 million as other noncurrent liabilities, respectively.

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

NOTE 16—GOING CONCERN

Our ABL Facility expires on the earlier of the instrument’s expiration date, March 14, 2022, or 90 days prior to the maturity date of the Senior Secured Notes due January 19, 2019 (i.e., October 17, 2018). Accordingly, our ABL Facility, which had $86.5 million of principal outstanding as of September 30, 2017, is due within one year of the date that our financial statements for the three months ended September 30, 2017 were issued.

Further, during the nine months ended September 30, 2017, we incurred net losses of $58.0 million and net cash used in operating activities was $20.6 million. As of September 30, 2017, our total liquidity is $51.2 million. However, should we lose the ability to draw necessary funds under the ABL Facility or Factoring Facility due to the application of restrictive or financial covenants or an event of default, or if there is a contraction in trade terms from our suppliers due to concerns over our liquidity thereby requiring payment from Real Alloy in advance or on delivery of products or services, there is substantial doubt that our current liquidity would be sufficient for ongoing operations. In addition, the restrictive covenants in the Senior Secured Notes, ABL Facility and certain other indebtedness require us to maintain specified financial ratios and satisfy other financial conditions and tests. We are in compliance with these debt covenants as of September 30, 2017, however, given the circumstances above, our ability to meet those covenants going forward is subject to uncertainty. Our inability to comply with such covenants could result in the amounts outstanding under our debt to become immediately due. Without additional actions being implemented by management, as discussed below, a violation of certain of the debt covenants under the ABL Facility and the Senior Secured Notes is probable to occur in the next twelve months. As such, Real Alloy concluded that facts and circumstances would indicate the ABL Facility and the Senior Secured Notes warrant short-term classification as of September 30, 2017.

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, we performed an evaluation as to whether there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements for the three months ended September 30, 2017 are issued. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The initial evaluation of our ability to continue as a going concern does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date that the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effects of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effects of management’s plans, however, is only considered if they are both probable of being effectively implemented within one year after the date the financial statements are issued, and probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

In performing this evaluation, management concluded that the conditions described above raise substantial doubt about our ability to meet our financial obligations as they become due over the next year. A significant factor in mitigating the substantial doubt about our ability to continue as a going concern is our ability to restructure or refinance the Senior Secured Notes, obtain other bridge financing or recapitalize the Company through other means. Our mitigating plans, as announced on September 14, 2017, include engaging Jefferies LLC to assist in the refinancing effort. The refinancing team has met and entered into discussions with our current lenders and bondholders, as well as prospective lenders, investors, hedge funds, credit funds, and private equity firms regarding potential refinancing, bridge financing and recapitalization of the Company through other means, but the terms of a transaction have not yet been agreed upon. While we believe that our plans could alleviate the substantial doubt, there can be no assurance an agreement with respect to a refinancing transaction or other recapitalization will be finalized in a timely manner, or at all. Such plans cannot be considered as mitigating events under the accounting guidance. As such, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the three months ended September 30, 2017 are issued.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain statements in this Form 10‑Q for the quarterly period ended September 30, 2017 (the “Report”), including, without limitation, matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), should be read in conjunction with the unaudited condensed consolidated financial statements, related notes, and other detailed information included in Part I, Item 1 of this Report, with our audited consolidated financial statements, related notes thereto, and other detailed information included in Part IV, Item 15 of our Annual Report, and “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of our Form 10‑Q for the quarterly period ended March 31, 2017 and this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, including statements regarding the preliminary results of our goodwill impairment test, statements regarding our ability to comply in the future with the debt covenants in the ABL Facility and the Senior Secured Notes, statements regarding our ability to continue as a going concern, and statements regarding our expectations with respect to our fourth quarter results. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report, Part II, Item 1A of our Form 10‑Q for the quarterly period ended March 31, 2017 and this Report. We undertake no obligation to update or revise the information contained herein including, without limitation, any forward-looking statements or such risk factors whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

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

Management performed an evaluation as to whether there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued and concluded that conditions exist that raise substantial doubt about our ability to meet our financial obligations as they become due over the next year. See Note 16—Going Concern in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report and the “Going Concern” section below for a full discussion of the circumstances considered, mitigating plans, and conclusions formed as a part of this evaluation.

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

During the first quarter of 2015, the Company underwent a considerable transformation. On January 9, 2015, we completed the sale of NABCO, previously the primary business within our former Industrial Supply segment, and on February 27, 2015, we acquired the Real Alloy Business.

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

Post-acquisition, we plan to operate our businesses as autonomous subsidiaries. We plan to use our securities to pursue value-enhancing acquisitions and leverage our considerable tax assets, as well as support the growth needs of our existing operating segments, as necessary.

Our Segments—RANA and RAEU

As of September 30, 2017, the Company had two reportable segments Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”).

Real Alloy North America

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. We estimate that approximately 50% and 54% of RANA’s invoiced sales volume was used in automotive applications in the three months ended September 30, 2017 and 2016, respectively, and approximately 58% and 55% in the nine months ended September 30, 2017 and 2016, respectively. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts, for a fee, customer-owned aluminum scrap and dross and returns the recycled metal in solid or molten form to these same customers. The remainder of RANA’s volume is sold under buy/sell arrangements whereby aluminum scrap is purchased from third-parties and RANA converts that material to its customers’ specifications and delivers it in ingot or molten form. As described more fully below, buy/sell arrangements have a more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of the third-party aluminum scrap purchases is included in both revenues and cost of sales.

Real Alloy Europe

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents and deliver recycled metal in solid or molten form to customers from six facilities located in Germany, Norway and Wales. RAEU supplies the European automobile industry, which we estimate represented approximately 53% and 52%, of this segment’s invoiced sales volume in the three months ended September 30, 2017 and 2016, respectively, and approximately 55% and 52%, in the nine months ended September 30, 2017 and 2016, respectively. Similar to RANA, RAEU services its customers via tolling and buy/sell arrangements.

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

Critical Measures of Our Financial Performance

The financial performance of our operating segments, and in particular our CODM’s measure of profitability, is Segment Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, and excludes items of a nonoperational nature that may include unrealized and certain realized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, management fees, and certain other gains and losses. Segment Adjusted EBITDA is evaluated by management in both gross dollars and on a per tonne basis. Although the business operations of our two operating segments are largely similar, the geographical competitive dynamics impact overall segment performance, including volume, tolling and buy/sell mix, and scrap spread performance as described below. See “Non-GAAP Financial Measures” below for a further discussion of our use of non-GAAP financial measures.

In both RANA and RAEU, Real Alloy conducts business with its customers primarily through tolling arrangements and buy/sell arrangements. Under tolling arrangements, customers deliver their own aluminum scrap and by-products and pay Real Alloy a fee to convert the material into usable recycled metal. Tolling arrangements provide Real Alloy benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced working capital needs associated with tolling arrangements. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers, and other producers, and are processed and sold as wrought or cast alloys to customer specifications. The buy/sell portion of Real Alloy’s business has a more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of metal is included in both revenues and cost of sales.

Two of the most important drivers of financial performance for Real Alloy are the volumes invoiced, and the mix of that volume between tolling and buy/sell arrangements. Increased volume will normally result in additional revenue, lower per unit costs, and associated higher gross profit. Increased processing under tolling arrangements results in lower revenues and generally higher gross margin percentages compared to buy/sell arrangements. Tolling arrangements also reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling agreements are beneficial in these ways, the percentage of Real Alloy’s volumes under these arrangements is limited by the amount of scrap their customers own and the extent to which they are willing to enter into such arrangements.

Gross profit and margins are also impacted by scrap spreads, the fees charged to customers to process metal, and conversion costs. Scrap spreads represent the difference between the cost of purchased aluminum scrap and the price of secondary metal produced and sold. An increase in scrap prices does not have a negative impact on gross profit, provided that secondary alloy prices have increased at a similar rate. Compared to aluminum rolling companies, Real Alloy is not as sensitive to metal price fluctuations since scrap is generally procured to satisfy customer requirements approximately one month in advance of production and delivery. Real Alloy strives to maximize its scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery rates. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics of the local region. While aluminum scrap and secondary aluminum alloy prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated in the short-term and the sales price for secondary alloy may lag changes in scrap prices. Real Alloy’s financial results have been significantly impacted by a steady decline in scrap spreads in North America which began in early 2015 and bottomed out in early 2017, roughly correlating to the decrease of secondary alloy prices. Secondary alloy prices have risen for the third consecutive quarter in 2017 and have risen at a faster rate than indicative scrap prices during the period as well, resulting in an improved scrap spread environment, which is now near historical averages. Additionally, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum, which are the two largest components of conversion costs.

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

•	The Average Scrap Price is the arithmetic average of the prices published by Platts for three scrap types (twitch, cast and turnings) that are a component of RANA’s scrap input mix.

Note that the average scrap prices reported in the table below are only meant to serve as a directional indication of scrap prices and do not represent RANA’s actual scrap mix or margins, which are further impacted by metal recoveries from our scrap mix.

							YOY	QOQ
	2Q 2016	3Q 2016	4Q 2016	1Q 2017	2Q 2017	3Q 2017	Change	Change
RANA Market Prices
(Dollar per Metric Tonne)
LME	$1,571	$1,620	$1,710	$1,850	$1,911	$2,011	24%	5%
P1020	1,744	1,762	1,878	2,063	2,110	2,185	24%	4%
MW380	1,874	1,837	1,812	1,943	2,007	2,040	11%	2%
Average Scrap Price	1,341	1,309	1,284	1,378	1,405	1,332	2%	(5)%

RAEU Market Prices
(Euro per Metric Tonne)
LME	€1,391	€1,452	€1,587	€1,737	€1,738	€1,712	18%	(1)%
LME + duty paid Rotterdam premium	1,506	1,558	1,706	1,873	1,869	1,846	18%	(1)%
MB226	1,637	1,628	1,591	1,764	1,785	1,762	8%	(1)%

Management Commentary

Although the scrap spread environment in North America, improved from the second quarter of 2017 to the third quarter of 2017, Real Alloy’s Segment Adjusted EBITDA decreased sequentially from $17.2 million to $13.5 million, due to lower volumes and slightly changed business mix with an estimated negative impact of $2.4 million, negative contribution from the Beck facilities of $1.4 million, and the nonrecurring events discussed below. In addition to the lower SG&A expenses, the more favorable scrap spread environment contributed an improvement of $0.7 million.

We believe the continued improvement in scrap spreads in the third quarter should indicate continued improvements in Segment Adjusted EBITDA in the fourth quarter.

In North America, MW380 pricing experienced an increase of $33 per tonne when comparing the three months ended September 30, 2017 to the three months ended June 30, 2017, while the published average scrap price decreased $73 per tonne for the same period. In Europe, MB226 decreased €23 per tonne sequentially from the second quarter of 2017, while the scrap price environment remained stable.

Due to the nature of Real Alloy’s buy/sell arrangements, which are generally priced with formulas applied to secondary alloy prices from the prior period, there is generally a lag in the impact scrap spreads have on the financial results. Additionally, the scrap spread indicated using the above table does not take into account key factors such as metal recovery and alloying costs. As a result, our quarterly results more closely track the scrap spread environment of the prior quarter than the current quarter.

The third quarter typically has lower volumes than the second quarter due to customer seasonality, however Real Alloy’s third quarter financial results were further impacted by several one-time events in North America. Specifically, the third quarter financial results reflected cost overruns and lower metal recoveries relating to a series of start-up issues with new equipment installed at the Wabash, Indiana facility. In addition, the third quarter financial results were impacted by the effects of Hurricane Harvey on Real Alloy’s Houston, Texas and Monclova, Mexico operations, specifically related to production outages and increased freight costs. RANA’s third quarter financial results also include one-time start-up costs associated with restarting its Morgantown, Kentucky used beverage cans (“UBC”) recycling operation. Management estimates that the combined impact of these issues negatively impacted RANA’s Segment Adjusted EBITDA in the third quarter by approximately $2.8 million. Management further believes that these matters were nonrecurring in nature and that they will not impact ongoing results for the business. During the quarter, RANA benefited from two positive nonrecurring events, including reductions of an environmental reserve and bonus accrual with an estimated impact of $1.0 million to RANA’s Segment Adjusted EBITDA during the period.

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

There were no changes in our critical accounting policies during the nine months ended September 30, 2017, from those disclosed in the Annual Report.

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

Segment Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. Readers of our financial statements are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. While we disclose Segment Adjusted EBITDA as the primary performance metric of our segments in accordance with GAAP, it is not a financial measurement calculated in accordance with GAAP, and when analyzing our operating performance, investors should use Segment Adjusted EBITDA in addition to, and not as an alternative for, net earnings (loss), operating profit (loss) or any other performance measure derived in accordance with GAAP. Segment Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance prepared in accordance with GAAP.

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

Results of Operations

The following table presents selected components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues	$332.8	$314.9	$1,020.1	$945.2
Cost of sales	320.5	298.3	976.3	889.7
Gross profit	12.3	16.6	43.8	55.5
Selling, general and administrative expenses	12.4	18.1	39.2	48.1
Losses on derivative financial instruments, net	—	0.8	1.7	0.5
Amortization of identifiable intangible assets	0.6	0.5	1.8	1.8
Goodwill impairment	33.6	—	33.6	—
Other operating expense, net	0.5	0.7	2.1	2.6
Operating profit (loss)	(34.8)	(3.5)	(34.6)	2.5
Nonoperating expense (income):
Interest expense, net	9.8	9.2	30.4	27.5
Change in fair value of common stock warrant liability	(0.9)	(1.9)	(3.2)	(2.6)
Income from equity method investment	(2.3)	—	(2.9)	—
Foreign exchange gains on intercompany loans	(1.1)	—	(3.3)	(1.0)
Other, net	0.2	0.5	0.5	0.3
Total nonoperating expense, net	5.7	7.8	21.5	24.2
Loss from continuing operations before income taxes	(40.5)	(11.3)	(56.1)	(21.7)
Income tax expense (benefit)	—	(0.5)	1.9	0.4
Loss from continuing operations	(40.5)	(10.8)	(58.0)	(22.1)
Earnings from discontinued operations, net of income taxes	—	—	—	0.1
Net loss	(40.5)	(10.8)	(58.0)	(22.0)
Earnings from continuing operations attributable to noncontrolling interest	0.3	0.1	0.7	0.5
Net loss attributable to Real Industry, Inc.	$(40.8)	$(10.9)	$(58.7)	$(22.5)
LOSS PER SHARE
Net loss attributable to Real Industry, Inc.	$(40.8)	$(10.9)	$(58.7)	$(22.5)
Dividends on Redeemable Preferred Stock, in-kind	—	(0.5)	—	(1.4)
Dividends on Redeemable Preferred Stock, in cash or accrued	(0.6)	—	(1.7)	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(0.2)	(0.2)	(0.7)	(0.8)
Net loss available to common stockholders	$(41.6)	$(11.6)	$(61.1)	$(24.7)
Basic and diluted loss per share:
Continuing operations	$(1.43)	$(0.40)	$(2.11)	$(0.85)
Discontinued operations	—	—	—	—
Basic and diluted loss per share	$(1.43)	$(0.40)	$(2.11)	$(0.85)

Consolidated Results of Operations – Comparison of the Three Months Ended September 30, 2017 and 2016

Net loss available to common stockholders for the three months ended September 30, 2017 was $40.8 million, or $1.43 loss per basic and diluted share, compared to net loss available to common stockholders for the three months ended September 30, 2016 of $10.9 million, or $0.40 loss per basic and diluted share. For the three months ended September 30, 2017, net loss was $40.5 million, compared to net loss of $10.8 million for the three months ended September 30, 2016. The reduction in net loss available to common stockholders and net loss for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was largely due to a $33.6 million noncash goodwill impairment charge.

Real Alloy Segment Adjusted EBITDA for the three months ended September 30, 2017 was $13.5 million compared to $16.9 million for the three months ended September 30, 2016, or a reduction from $58 to $47 per tonne. Total reported volumes decreased slightly by 3.9 kt, as buy/sell volume decreased by 6.0 kt, offset by a 2.1 kt increase in tolling volume. See “Segments’ Results of Operations” for more details on Real Alloy’s financial performance during the periods presented.

Consolidated Results of Operations – Comparison of the Nine Months Ended September 30, 2017 and 2016

Net loss available to common stockholders for the nine months ended September 30, 2017 was $58.7 million, or $2.11 loss per basic and diluted share, compared to net loss available to common stockholders for the nine months ended September 30, 2016 of $22.5 million, or $0.85 loss per basic and diluted share. For the nine months ended September 30, 2017, net loss was $58.0 million, compared to net loss of $22.0 million for the nine months ended September 30, 2016. The reduction in net loss available to common stockholders and net loss for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was largely due to a $33.6 million noncash goodwill impairment charge.

Real Alloy Segment Adjusted EBITDA for the nine months ended September 30, 2017 was $43.0 million compared to $56.1 million for the nine months ended September 30, 2016, or a reduction from $64 to $49 per tonne. Total reported volumes decreased by 8.4 kt, as tolling volume decreased by 25.3 kt, offset by buy/sell volume, which increased by 16.9 kt. See “Segments’ Results of Operations” for more details on Real Alloy’s financial performance during the periods presented.

Segments’ Results of Operations – Comparison of the Three Months Ended September 30, 2017 and 2016

The following tables present our segment results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	96.8	53.0		149.8
Buy/sell arrangements	96.6	41.0		137.6
Total metric tonnes invoiced	193.4	94.0		287.4
Revenues	$213.0	$119.8	$—	$332.8
Cost of sales	209.3	111.2	—	320.5
Gross profit	$3.7	$8.6	$—	$12.3

Selling, general and administrative expenses	$5.7	$4.9	$1.8	$12.4
Depreciation and amortization	$8.1	$3.7	$—	$11.8
Capital expenditures	$3.4	$2.0	$—	$5.4
Segment Adjusted EBITDA	$5.6	$7.9		$13.5
Segment Adjusted EBITDA per metric tonne invoiced	$29	$84		$47

	Three Months Ended September 30, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	98.9	48.8		147.7
Buy/sell arrangements	96.6	47.0		143.6
Total metric tonnes invoiced	195.5	95.8		291.3
Revenues	$200.5	$114.4	$—	$314.9
Cost of sales	192.3	105.9	0.1	298.3
Gross profit (loss)	$8.2	$8.5	$(0.1)	$16.6

Selling, general and administrative expenses	$6.7	$3.9	$7.5	$18.1
Depreciation and amortization	$8.1	$3.1	$0.1	$11.3
Capital expenditures	$4.0	$3.4	$—	$7.4
Segment Adjusted EBITDA	$9.0	$7.9		$16.9
Segment Adjusted EBITDA per metric tonne invoiced	$46	$82		$58

RANA Segment

For the three months ended September 30, 2017 and 2016, RANA generated $213.0 million and $200.5 million of revenues, respectively. Total reported volumes decreased 2.1 kt in the third quarter of 2017 compared to 2016, as a result of a 2.1 kt decrease in tolling volume. Buy/sell volumes were flat quarter-over-quarter; however, the Beck Acquisition contributed 6.1 kt of incremental volume in the third quarter of 2017. The increase in revenue is primarily due to increased selling prices as LME and secondary alloy prices have increased year-over-year. During the three months ended September 30, 2017, tolling and buy/sell arrangements each represented 50% of RANA’s total invoiced volume, compared to 51% tolling arrangements and 49% buy/sell arrangements in the three months ended September 30, 2016.

Gross profit for RANA was $3.7 million for the three months ended September 30, 2017, representing a margin of 1.7% of segment revenues, compared to gross profit of $8.2 million for the three months ended September 30, 2016, representing a margin of 4.1% of segment revenues. The decrease in gross profit was due to a reduction in volume and certain nonrecurring events and the negative contribution from the Beck facilities, offset by improved scrap spreads.

The following nonrecurring events impacted the results of RANA’s financial performance in 2017, compared to the same period in 2016. In July 2017, management installed new equipment at RANA’s Wabash, Indiana facility that experienced a series of start-up issues resulting in cost over-runs and lower metal recoveries throughout the third quarter. In August, Hurricane Harvey impacted operations at RANA’s Houston, Texas and Monclova, Mexico facilities, affecting production levels in Houston and profitability at both facilities. In September, RANA recognized start-up costs associated with restarting its Morgantown, Kentucky UBC recycling operation to support a new customer contract. Management estimates that the combined impact of these issues negatively impacted RANA’s gross profit in the third quarter by approximately $2.8 million.

SG&A expenses were $5.7 million for the three months ended September 30, 2017, compared to $6.7 million for the three months ended September 30, 2016. The $1.0 million decrease primarily related to lower compensation and other cost reduction efforts in RANA during 2017. The most significant components of RANA’s SG&A expenses for the three months ended September 30, 2017 and 2016 were compensation and professional fees totaling $3.2 million and $1.2 million, compared to $3.6 million and $1.7 million, respectively. Additionally, SG&A expenses in the 2016 period included costs incurred under the Aleris Transition Services Agreement (“TSA”).

For the three months ended September 30, 2017 and 2016, RANA generated $5.6 million and $9.0 million of Segment Adjusted EBITDA, respectively, which is a reduction from $46 to $29 per metric tonne. See “Reconciliation of Segment Adjusted EBITDA to Net Loss” below for detail of the items excluded from Net loss to determine Segment Adjusted EBITDA for the periods presented. As discussed in “Critical Measures of our Financial Performance,” reported volumes, the mix of business between tolling and buy/sell arrangements, and scrap spreads are the most critical factors in the measure of profitability at the segment level. Although the indicative and actual scrap spread environments improved from the second quarter of 2017 to the third quarter of 2017 with an estimated positive impact of $0.7 million, RANA’s Segment Adjusted EBITDA decreased due to lower volumes and slightly changed business mix with an estimated impact of negative $2.4 million, a negative contribution from the Beck facilities of $1.4 million, and negative $1.8 million from the nonrecurring events discussed above net of the reversal of two liabilities during the period.

RANA had no realized or unrealized gains or losses on derivative financial instruments in three months ended September 30, 2017. In the three months ended September 30, 2016, RANA recognized $0.4 million of losses on derivative financial instruments, including $0.5 million of unrealized losses. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period.

For each of the three months ended September 30, 2017 and 2016, depreciation and amortization was $8.1 million. During the three months ended September 30, 2017 and 2016, capital expenditures were $3.4 million and $4.0 million, respectively.

We initiated goodwill impairment tests as of September 30, 2017. Based on the preliminary results of the goodwill impairment test, we determined that a goodwill impairment is probable and estimable. In accordance with ASC 350, as the impairment was probable and estimable, we recorded a goodwill impairment charge of $33.6 million in the three months ended September 30, 2017. See Note 5—Goodwill and Identifiable Intangible Assets, Net in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the impairment analysis.

RAEU Segment

For the three months ended September 30, 2017 and 2016, RAEU generated $119.8 million and $114.4 million of revenues, respectively. Total reported volumes decreased 1.8 kt in the third quarter of 2017, compared to 2016, as a result of a 6.0 kt decrease in buy/sell volume, partially offset by a 4.2 kt increase in tolling volume. The increase in revenue is primarily due to increased selling prices as LME and secondary alloy prices increased year-over-year. During the three months ended September 30, 2017, customer tolling arrangements represented 56% of total invoiced volume, while buy/sell arrangements represented 44%, compared to 51% tolling arrangements and 49% buy/sell arrangements in the three months ended September 30, 2016.

Gross profit for RAEU was $8.6 million for the three months ended September 30, 2017, representing a margin of 7.2% of segment revenues, compared to $8.5 million of gross profit for the three months ended September 30, 2016, representing a gross margin of 7.4% of segment revenues. The increase in gross profit was due to improved scrap spreads.

SG&A expenses were $4.9 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively. The $1.0 million increase in SG&A expenses primarily related to an increase in hardware and software maintenance expenses and start-up production costs. The most significant component of RAEU’s SG&A expenses for the three months ended September 30, 2017 and 2016 was compensation, totaling $2.7 million and $2.4 million, respectively.

For each of the three months ended September 30, 2017 and 2016, RAEU generated $7.9 million of Segment Adjusted EBITDA, representing an increase from $82 to $84 per metric tonne year-over-year. The market environment in Europe remained strong in the third quarter of 2017, as scrap spreads continued to improve.

RAEU recognized no gains or losses on derivative financial instruments in the three months ended September 30, 2017, compared to $0.4 million of losses in the three months ended September 30, 2016. In the three months ended September 30, 2017, RAEU had $0.3 million unrealized gains, compared to $0.2 million of unrealized losses in the three months ended September 30, 2016.

During the three months ended September 30, 2017 and 2016, depreciation and amortization was $3.7 million and $3.1 million, respectively, and capital expenditures were $2.0 million and $3.4 million, respectively.

Segments’ Results of Operations – Comparison of the Nine Months Ended September 30, 2017 and 2016

The following tables present our segment results of operations for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	269.7	157.2		426.9
Buy/sell arrangements	315.1	127.1		442.2
Total metric tonnes invoiced	584.8	284.3		869.1
Revenues	$673.0	$347.1	$—	$1,020.1
Cost of sales	654.8	321.5	—	976.3
Gross profit	$18.2	$25.6	$—	$43.8

Selling, general and administrative expenses	$18.6	$13.1	$7.5	$39.2
Depreciation and amortization	$23.1	$10.3	$—	$33.4
Capital expenditures	$8.7	$7.2	$—	$15.9
Segment Adjusted EBITDA	$20.6	$22.4		$43.0
Segment Adjusted EBITDA per metric tonne invoiced	$35	$79		$49

	Nine Months Ended September 30, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	298.7	153.5		452.2
Buy/sell arrangements	292.5	132.8		425.3
Total metric tonnes invoiced	591.2	286.3		877.5
Revenues	$613.7	$331.5	$—	$945.2
Cost of sales	575.6	314.0	0.1	889.7
Gross profit (loss)	$38.1	$17.5	$(0.1)	$55.5

Selling, general and administrative expenses	$21.8	$11.9	$14.4	$48.1
Depreciation and amortization	$23.6	$12.9	$0.1	$36.6
Capital expenditures	$11.5	$7.1	$—	$18.6
Segment Adjusted EBITDA	$36.5	$19.6		$56.1
Segment Adjusted EBITDA per metric tonne invoiced	$62	$68		$64

RANA Segment

For the nine months ended September 30, 2017 and 2016, RANA generated $673.0 million and $613.7 million of revenues, respectively. The increase in revenue was driven by increased selling prices and the shift to a greater percentage of buy/sell volume. Total reported volumes decreased 6.4 kt in 2017, as a result of a 29.0 kt decrease in tolling volume, offset by a 22.6 kt increase in buy/sell volume. The increase in buy/sell volume was achieved through increased sales efforts, as well as the results of the Beck Acquisition, the operations of which contributed 24.4 kt of incremental volume year-over-year. During the nine months ended September 30, 2017, tolling arrangements represented 46% of RANA’s total invoiced volume, while buy/sell arrangements represented 54%, compared to 51% tolling arrangements and 49% buy/sell arrangements in the nine months ended September 30, 2016.

Gross profit for RANA was $18.2 million for the nine months ended September 30, 2017, representing a margin of 2.7% of segment revenues, compared to gross profit of $38.1 million for the nine months ended September 30, 2016, representing a margin of 6.2% of segment revenues. The decrease in gross profit was due to a reduction in volume and certain nonrecurring events, offset by improved scrap spreads.

The following nonrecurring events impacted the results of RANA’s financial performance in 2017, compared to the same period in 2016. In July 2017, management installed new equipment at RANA’s Wabash, Indiana facility that experienced a series of start-up issues resulting in cost overruns and lower metal recoveries throughout the third quarter. In August, Hurricane Harvey impacted operations at RANA’s Houston, Texas and Monclova, Mexico facilities affecting production levels in Houston and profitability at both facilities. In September, RANA recognized start-up costs associated with restarting its Morgantown, Kentucky UBC recycling operation to support a new customer contract. Management estimates that the combined impact of these issues negatively impacted RANA’s gross profit in the nine months ended September 30, 2017 by approximately $2.8 million.

SG&A expenses were $18.6 million for the nine months ended September 30, 2017, compared to $21.8 million for the nine months ended September 30, 2016. The $3.2 million decrease primarily relates to cost reduction efforts in RANA during 2017 and the termination of the Aleris TSA for support received for information technology services, treasury services, accounts payable, credit/collection services, and human resource services. The most significant components of RANA’s SG&A expenses for the nine months ended September 30, 2017 and 2016 were compensation and professional fees totaling $10.7 million and $4.1 million in 2017, respectively, compared to $12.2 million and $5.2 million in 2016, respectively. Additionally, SG&A expenses in the 2016 period included costs incurred under the Aleris TSA.

For the nine months ended September 30, 2017 and 2016, RANA generated $20.6 million and $36.5 million of Segment Adjusted EBITDA, respectively, which is a reduction from $62 to $35 per metric tonne. RANA’s Segment Adjusted EBITDA decreased due to lower volumes and slightly changed business mix with an estimated impact of negative $6.6 million, a negative contribution from the Beck facilities of $2.0 million, negative $1.8 million from the nonrecurring events discussed above net of the reversal of two liabilities during the period, and a decrease in scrap spreads negatively contributing $8.7 million, partially offset lower SG&A expenses described above.

RANA recognized $0.5 million of losses on derivative financial instruments in the nine months ended September 30, 2017, compared to $0.1 million of losses in the comparative period in 2016. In the nine months ended September 30, 2017, RANA had $0.6 million of unrealized losses on derivative financial instruments, compared to $0.7 million of unrealized gains in the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 and 2016, depreciation and amortization was $23.1 million and $23.6 million, respectively, and capital expenditures were $8.7 million and $11.5 million, respectively.

We initiated goodwill impairment tests as of September 30, 2017. Based on the preliminary results of the goodwill impairment test, we determined that a goodwill impairment is probable and estimable. As the impairment was probable and estimable, we recorded a goodwill impairment charge of $33.6 million in the nine months ended September 30, 2017. See Note 5—Goodwill and Identifiable Intangible Assets, Net in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the impairment analysis.

RAEU Segment

For the nine months ended September 30, 2017 and 2016, RAEU generated $347.1 million and $331.5 million of revenue, respectively. Total reported volumes decreased 2.0 kt in 2017 compared to the prior year as a result of a 5.7 kt decrease in buy/sell volume, partially offset by 3.7 kt increase in tolling volume. The increase in revenue was primarily due to increased selling prices, as LME and secondary alloy prices have increased year-over-year. During the nine months ended September 30, 2017 and 2016, customer tolling arrangements represented 55% and 54% of total invoiced volume, respectively, while buy/sell arrangements represented 45% and 46%, respectively.

Gross profit for RAEU was $25.6 million for the nine months ended September 30, 2017, representing a margin of 7.4% of segment revenues, compared to $17.5 million of gross profit for the nine months ended September 30, 2016, representing a gross margin of 5.3% of segment revenues. The increase in gross profit was primarily due to improved scrap spreads and a depreciation expense correction in the nine months ended September 30, 2016 that resulted in $3.7 million of out-of-period depreciation expense. Cost of sales also included $0.9 million of amortization of purchase accounting adjustments to inventory supplies in the nine months ended September 30, 2016.

SG&A expenses were $13.1 million and $11.9 million for the nine months ended September 30, 2017 and 2016, respectively. The $1.2 million increase in SG&A expenses primarily related to an increase in hardware and software maintenance expenses and start-up production costs and a slight increase in personnel costs. The most significant component of RAEU’s SG&A expenses for the nine months ended September 30, 2017 and 2016 was compensation, totaling $7.4 million in 2017, comparable with the first nine months of 2016.

For the nine months ended September 30, 2017 and 2016, RAEU generated $22.4 million and $19.6 million of Segment Adjusted EBITDA, respectively, which is an increase from $68 to $79 per metric tonne. Higher scrap spreads and favorable pricing effects contributed to approximately $2.9 million of the increase in Segment Adjusted EBITDA, which was offset slightly by the decrease in volume.

RAEU recognized $1.2 million of losses on derivative financial instruments in the nine months ended September 30, 2017, compared to $0.4 million of losses in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, RAEU had $0.5 million of unrealized gains, compared to $0.2 million of unrealized gains in the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 and 2016, depreciation and amortization was $10.3 million and $12.9 million, respectively, and capital expenditures were $7.2 million and $7.1 million, respectively. Depreciation expense recorded in the nine months ended September 30, 2016 included a $3.8 million correction from 2015, with $3.7 million classified in cost of sales and $0.1 million in SG&A expenses.

Reconciliation of Segment Adjusted EBITDA to Net Loss

The following is a reconciliation of Segment Adjusted EBITDA to consolidated net loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Segment Adjusted EBITDA	$13.5	$16.9	$43.0	$56.1
Unrealized gains (losses) on derivative financial instruments	0.3	(0.6)	(0.1)	0.9
Segment depreciation and amortization	(11.8)	(11.3)	(33.4)	(36.6)
Amortization of inventories and supplies purchase accounting adjustments	—	—	—	(0.9)
Corporate and Other selling, general and administrative expenses	(1.8)	(7.5)	(7.5)	(14.4)
Goodwill impairment	(33.6)	—	(33.6)	—
Other, net	(1.4)	(1.0)	(3.0)	(2.6)
Operating profit (loss)	(34.8)	(3.5)	(34.6)	2.5
Interest expense, net	(9.8)	(9.2)	(30.4)	(27.5)
Change in fair value of common stock warrant liability	0.9	1.9	3.2	2.6
Foreign exchange gains on intercompany loans	1.1	—	3.3	1.0
Income from equity method investment	2.3	—	2.9	—
Other nonoperating expense, net	(0.2)	(0.5)	(0.5)	(0.3)
Income tax expense (benefit)	—	0.5	(1.9)	(0.4)
Earnings from discontinued operations, net of income taxes	—	—	—	0.1
Net loss	$(40.5)	$(10.8)	$(58.0)	$(22.0)

Operating Costs Outside of Reportable Segments—Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

The following table provides information about operating costs included in Corporate and Other, which generally relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status and operating segments that do not meet the criteria of a reportable segment, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$1.8	$7.5	$7.5	$14.4
Other operating expense, net	0.1	—	0.5	—
Corporate and Other operating costs	$1.9	$7.5	$8.0	$14.4

Operating costs in Corporate and Other, including Cosmedicine, which does not meet the threshold of a reportable segment or a discontinued operation, were primarily related to SG&A expenses. The largest categories of SG&A include compensation expense and professional fees. During the three months ended September 30, 2017 and 2016, $0.6 million and $2.0 million, respectively, of SG&A expenses related to noncash share-based compensation expense. For the nine months ended September 30, 2017 and 2016, $2.0 million and $3.0 million, respectively, related to noncash share-based compensation expense. Compensation costs in the three and nine months ended September 30, 2016 included approximately $2.0 million in severance payments to a former executive.

Nonoperating expenses and income

The following table provides details of nonoperating expenses and income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Interest expense, net	$9.8	$9.2	$30.4	$27.5
Change in fair value of common stock warrant liability	(0.9)	(1.9)	(3.2)	(2.6)
Income from equity method investment	(2.3)	—	(2.9)	—
Foreign exchange gains on intercompany loans	(1.1)	—	(3.3)	(1.0)
Other, net	0.2	0.5	0.5	0.3
Total nonoperating expense, net	$5.7	$7.8	$21.5	$24.2

Interest expense, net

Interest expense, net is primarily related to long-term debt and the Factoring Facility. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. For the three months ended September 30, 2017 and 2016, the amortization of debt issuance costs included in interest expense was $1.4 million and $1.3 million, respectively. The amortization of debt issuance costs included in interest expense in the nine months ended September 30, 2017 and 2016 was $5.5 million and $3.7 million, respectively. Of the $5.5 million of debt issuance costs recognized during the nine months ended September 30, 2017, $1.4 million related to the write-off of unamortized debt issuance costs associated with the termination of the Asset-Based Facility.

Income from equity method investment

During the three and nine months ended September 30, 2017, we recorded $2.3 million and $2.9 million, respectively of income related to Beck Trading which was acquired in November 2016. Under the operating agreement of Beck Trading, Real Alloy is allocated the first $2.0 million of taxable income, and thereafter income allocation will be based on equity ownership percentages. As of September 30, 2017, Real Alloy was allocated $1.8 million in first dollar allocations under the operating agreement.

Other nonoperating expenses and income

During the three and nine months ended September 30, 2017 and 2016, we reported noncash nonoperating income from the change in fair value of common stock warrant liability, which represents a decline in the fair value of our common stock warrant liability. See Note 12—Derivative and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

During the three months ended September 30, 2017 and the nine months ended September 30, 2017 and 2016, we reported noncash gains from the foreign exchange rate effect associated with Real Alloy’s intercompany loans that are not considered long-term in nature.

Income tax expense

At the end of each reporting period, we estimate the Company’s annual effective consolidated income tax rate. The estimate used for the period ended September 30, 2017 may change in subsequent periods. There was no income tax expense or benefit for the three months ended September 30, 2017, compared to income tax benefit of $0.5 million for the three months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2017 was $1.9 million, compared to income tax expense of $0.4 million for the nine months ended September 30, 2016.

Discontinued Operations

Discontinued operations present the financial condition and results of operations of SGGH’s former businesses, specifically, certain of Fremont’s former operations. During the three and nine months ended September 30, 2017 and 2016, revenue and expense items were recognized, but were insignificant.

FINANCIAL CONDITION

The following table presents selected components of the Company’s unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12.8	$27.2
Trade accounts receivable, net	105.9	88.4
Financing receivable	28.1	28.4
Inventories	125.9	118.2
Prepaid expenses, supplies and other current assets	27.7	24.6
Total current assets	300.4	286.8
Property, plant and equipment, net	290.0	289.2
Equity method investment	7.9	5.0
Identifiable intangible assets, net	10.7	12.5
Goodwill	9.7	42.2
Other noncurrent assets	10.1	9.8
TOTAL ASSETS	$628.8	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade payables	$121.2	$115.8
Accrued liabilities	36.8	46.4
Long-term debt due within one year, net	387.7	2.3
Total current liabilities	545.7	164.5
Accrued pension benefits	47.5	42.0
Environmental liabilities	11.1	11.6
Long-term debt, net	5.0	354.2
Common stock warrant liability	1.2	4.4
Deferred income taxes, net	2.6	2.5
Other noncurrent liabilities	6.8	6.9
TOTAL LIABILITIES	619.9	586.1
Redeemable Preferred Stock	25.6	24.9
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16.7)	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$628.8	$645.5

General

As discussed further below, total assets decreased $16.7 million to $628.8 million as of September 30, 2017, from $645.5 million as of December 31, 2016; total liabilities increased $33.8 million to $619.9 million as of September 30, 2017, from $586.1 million as of December 31, 2016; and total stockholders’ equity (deficit) decreased $51.2 million to a deficit of $16.7 million as of September 30, 2017, from equity of $34.5 million as of December 31, 2016.

The change in stockholders’ equity (deficit) resulted from a net loss during the period, dividends and accretion of the fair value adjustment to the Redeemable Preferred Stock, and a distribution to noncontrolling interest partially offset by the change in accumulated other comprehensive income (loss) and share-based compensation expense. See Note 7—Stockholders’ Equity (Deficit) and Noncontrolling Interest in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on changes in stockholders’ equity.

The following table presents the assets and liabilities of our reportable segments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$3.5	$4.8	$11.5	$5.7
Trade accounts receivable, net	85.6	20.3	76.2	12.2
Financing receivable	—	28.1	—	28.4
Inventories	88.8	37.1	79.3	38.9
Prepaid expenses, supplies and other current assets	17.4	9.7	13.7	6.4
Total current assets	195.3	100.0	180.7	91.6
Property, plant and equipment, net	185.4	104.6	195.0	94.2
Equity method investment	7.9	—	5.0	—
Identifiable intangible assets, net	10.7	—	12.5	—
Goodwill	—	9.7	33.6	8.6
Other noncurrent assets	6.0	3.2	5.0	3.5
Total segment assets	$405.3	$217.5	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$75.2	$45.9	$73.8	$41.8
Accrued liabilities	19.7	13.9	30.0	13.4
Total current liabilities	94.9	59.8	103.8	55.2
Accrued pension benefits	—	47.5	—	42.0
Environmental liabilities	11.1	—	11.6	—
Other noncurrent liabilities	4.8	1.8	4.5	1.8
Total segment liabilities	$110.8	$109.1	$119.9	$99.0

The following table provides reconciliations of allocated segment assets and liabilities to consolidated assets and liabilities as of September 30, 2017 and December 31, 2016. Unallocated assets and liabilities are not considered by our CODM in evaluating operating performance of the reportable segments.

	September 30,	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$405.3	$431.8
Real Alloy Europe	217.5	197.9
Cash and cash equivalents—Corporate and Other	4.5	9.9
Other unallocated assets	1.6	5.9
Total consolidated assets	$628.8	$645.5
Liabilities:
Real Alloy North America	$110.8	$119.9
Real Alloy Europe	109.1	99.0
Long-term debt, including amounts due within one year	392.7	356.5
Common stock warrant liability	1.2	4.4
Deferred income taxes, net	2.6	2.5
Other unallocated liabilities	3.5	3.8
Total consolidated liabilities	$619.9	$586.1

Cash and cash equivalents

Cash and cash equivalents decreased $14.4 million to $12.8 million as of September 30, 2017, from $27.2 million as of December 31, 2016. Cash and cash equivalents maintained at Real Alloy, totaled $8.3 million as of September 30, 2017, a decrease of $8.9 million from $17.2 million as of December 31, 2016. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $5.4 million from December 31, 2016, to $4.5 million as of September 30, 2017.

Trade accounts receivable, net

Trade accounts receivable, net increased $17.5 million to $105.9 million as of September 30, 2017, compared to $88.4 million as of December 31, 2016. The increase was driven primarily by seasonal movements, increased selling prices and the higher mix of buy/sell volume compared to tolling volume when compared to December 31, 2016.

Financing receivable

Financing receivable decreased $0.3 million to $28.1 million as of September 30, 2017, compared to $28.4 million as of December 31, 2016. The balance represents the amounts due RAEU from sales of accounts receivables under the Factoring Facility.

Inventories

Inventories increased $7.7 million to $125.9 million as of September 30, 2017, compared to $118.2 million as of December 31, 2016. Inventories increased primarily due to seasonality and increased scrap prices.

Prepaid expenses, supplies and other current assets

Prepaid expenses, supplies and other current assets was $27.7 million as of September 30, 2017, an increase of $3.1 million from the $24.6 million reported as of December 31, 2016. The increase is attributable to a $1.8 million increase in prepaid contracts with suppliers. Additionally, there was an increase of $0.8 million related to income taxes receivable in foreign jurisdictions.

Property, plant and equipment, net

Property, plant and equipment, net was $290.0 million as of September 30, 2017, compared to $289.2 million as of December 31, 2016, and reflects depreciation and amortization of $33.4 million during the nine months ended September 30, 2017. Capital expenditures were $15.9 million during the nine months ended September 30, 2017, while the carrying value of disposed equipment was $1.1 million. The remainder of the change relates to currency translation adjustments.

Goodwill and identifiable intangible assets, net

Identifiable intangible assets, net are comprised of customer relationships and decreased $1.8 million to $10.7 million as of September 30, 2017, from $12.5 million as of December 31, 2016, as a result of scheduled amortization. Goodwill is reported at $9.7 million as of September 30, 2017, a decrease of $32.5 million from the $42.2 million reported as of December 31, 2016. The decrease is due to a $33.6 million impairment charge recognized in conjunction with our annual goodwill impairment analysis, partially offset by foreign currency translation adjustments. See Note 5—Goodwill and Identifiable Assets, Net in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more details on our annual goodwill impairment analysis.

Trade payables and accrued liabilities

Trade payables increased $5.4 million to $121.2 million as of September 30, 2017, from $115.8 million as of December 31, 2016. Accrued liabilities decreased $9.6 million to $36.8 million as of September 30, 2017, from $46.4 million as of December 31, 2016. The net $4.2 million decrease in the combination of trade payables and accrued liabilities during the nine months ended September 30, 2017 is primarily due to a $1.8 million decrease in accrued bonuses and a decrease in accrued taxes of $2.3 million, partially offset by an increase of $1.6 million in toll liability.

Accrued pension benefits and environmental liabilities

Accrued pension benefits and environmental liabilities were $47.5 million and $11.1 million, respectively, as of September 30, 2017, compared to $42.0 million and $11.6 million, respectively, as of December 31, 2016. The $5.5 million increase in accrued pension benefits is primarily related to fluctuations in currency exchange rates between the U.S. dollar and the Euro, with the remaining increase related to the recognition of periodic pension costs, offset by pension payments.

Long-term debt, including amounts due within one year

Long-term debt, including amounts due within one year, increased to $392.7 million as of September 30, 2017, including $387.7 million due within twelve months, compared to $356.5 million, including $2.3 million due within twelve months as of December 31, 2016. The increase is related to higher outstanding balances under the revolving credit facilities to fund working capital and operating costs, as well as the continuing amortization of the original issue discount and debt issuance costs. As of the date that these financial statements were issued, the ABL Facility expiration date is October 17, 2018, or 90 days prior to the maturity date of the Senior Secured Notes due January 19, 2019. Without additional actions being implemented by management, as outlined in Note 16—Going Concern in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report and the “Going Concern” section below, a violation of certain of the debt covenants under the ABL Facility and the Senior Secured Notes is probable to occur in the next twelve months. As such, Real Alloy concluded that facts and circumstances would indicate the ABL Facility and the Senior Secured Notes warrant short-term classification as of September 30, 2017.

Common stock warrant liability

Common stock warrant liability decreased to $1.2 million as of September 30, 2017, from $4.4 million as of December 31, 2016. The change in fair value of common stock warrant liability during the nine months ended September 30, 2017 is primarily attributable to the decrease in the underlying market price of our common stock from December 31, 2016. See Note 12—Derivative and Other Financial Instruments and Fair Value Measurements in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information about the Warrants.

Liquidity and Capital Resources

As of September 30, 2017, our consolidated liquidity was $51.2 million.

Our primary capital needs are for working capital obligations, debt service, capital expenditures, other general corporate purposes, and to finance and fund acquisitions. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

•	cash flows generated from operating activities;
•	adequacy of available lines of credit;
•	our ability to attract long-term capital with satisfactory terms, whether debt or equity; and
•	our acquisition activity.

Further acquisitions, divestitures, investments and changes in capital structure are possible.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents of $4.5 million, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Our principal sources of liquidity include current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries for management fees and tax sharing payments and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. As of September 30, 2017, we had an effective shelf registration statement on Form S‑3, with $700.0 million of securities available to be issued to use for existing business requirements and future acquisitions. Our principal uses of liquidity, as of September 30, 2017, are the payment of operating costs of the holding company, the support of our operating subsidiaries, and our ongoing acquisition efforts. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

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

Real Alloy Liquidity

As of September 30, 2017, Real Alloy had total liquidity of $46.7 million, including $8.3 million in cash, $19.3 million of availability under its ABL Facility, and €16.1 million ($19.1 million) of availability under its Factoring Facility. Real Alloy’s ability to fund working capital needs, debt payments and other obligations, and to comply with the financial covenants under the Senior Secured Notes and ABL Facility, including borrowing base limitations under the ABL Facility, depends on its future operating performance and cash flows and many factors outside of management’s control, including the costs of raw materials, the state of the overall aluminum industry and financial and economic conditions and other factors, including those described under “Risk Factors” in Part 1, Item 1A of the Annual Report, and in Part II, Item 1A of this Report.

As of September 30, 2017, approximately $6.1 million of Real Alloy’s cash and cash equivalents were held by non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested. If circumstances change and it becomes apparent that some or all of the permanently reinvested earnings will be remitted in the foreseeable future, an additional income tax charge may be necessary; however, we currently have the ability to remit cash held by non-U.S. subsidiaries without incurring a U.S. tax liability through the repayment of intercompany loans.

Management performed an evaluation as to whether there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements were issued and concluded that conditions exist that raise substantial doubt about our ability to meet our financial obligations as they become due over the next year. See Note 16—Going Concern in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report and the “Going Concern” section below for a full discussion of the circumstances considered, mitigating plans, and conclusions formed as a part of this evaluation.

The following discussion provides a summary description of the significant components of our sources and uses of cash and our contractual obligations.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016, as well as changes in cash and cash equivalents. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash used in operating activities	$(20.6)	$(8.0)
Net cash used in investing activities	(16.2)	(18.8)
Net cash provided by financing activities	21.9	23.1
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.6	0.1
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(14.3)	(3.6)
Increase in restricted cash and restricted cash equivalents	0.1	5.1
Decrease in cash and cash equivalents	$(14.2)	$1.5

Cash flows from operating activities

Cash used in operating activities was $20.6 million for the nine months ended September 30, 2017, which was the result of a net loss of $58.0 million adjusted for noncash expenses including, depreciation and amortization of $33.4 million; amortization of $5.5 million of debt issuance costs; and $33.6 million of goodwill impairment; partially offset by noncash income of $3.2 million of noncash income related to the change in fair value of the common stock warrant liability; and $3.5 million in unrealized foreign exchange gains on intercompany loans; and $29.2 million of cash used in the changes in operating assets and liabilities.

Cash used in operating activities was $8.0 million for the nine months ended September 30, 2016, primarily related to the activities of Real Alloy, offset by a loss from continuing operations.

Cash flows from investing activities

Cash used in investing activities was $16.2 million for the nine months ended September 30, 2017, primarily related to $15.9 million of capital expenditures.

Cash used in investing activities was $18.8 million for the nine months ended September 30, 2016, primarily related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities was $21.9 million for the nine months ended September 30, 2017, primarily from net advances on the revolving credit facilities, partially offset by payments on capital leases and the Term Loan.

Cash provided by financing activities was $23.1 million for the nine months ended September 30, 2016, primarily from net advances on the revolving credit facilities.

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

ABL Facility

On March 14, 2017, Real Alloy entered into a $110.0 million ABL Facility. The ABL Facility is secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiaries’ and Canadian subsidiary’s accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to the receivables, and bank accounts into which the receivables are deposited, to the extent no adverse tax impact would be incurred, among other related assets. The ABL Facility is also secured by a second priority lien on the assets that secure the Senior Secured Notes. Further, certain obligations of the domestic and Canadian subsidiaries under the ABL Facility are guaranteed by Real Alloy Intermediate Holding and by Real Alloy’s wholly owned Mexican subsidiary. The borrowing base under the ABL Facility, which is comprised of a U.S. and a Canadian sub-facility, is determined based on eligible accounts receivable and inventory of Real Alloy’s wholly owned domestic subsidiaries and Canadian subsidiary and the eligible accounts receivable of Real Alloy’s wholly owned Mexican subsidiary. As of September 30, 2017, we estimate that the borrowing base would have supported borrowings of $110.0 million. After giving effect to outstanding borrowings and letters of credit, Real Alloy had $19.3 million available for borrowing under the ABL Facility as of September 30, 2017.

Asset-Based Facility

On February 27, 2015, a wholly owned subsidiary of Real Alloy and an affiliate of Real Alloy entered into the $110.0 million Asset-Based Facility. The Asset-Based Facility was secured by a first priority lien on Real Alloy’s wholly owned domestic subsidiary’s and, to the extent no adverse tax impact would be incurred, foreign subsidiaries’: accounts receivable, inventory, instruments representing receivables, guarantees and other credit enhancements related to receivables, and bank accounts into which receivables are deposited, among other related assets. The Asset-Based Facility was also secured by a second priority lien on the assets that secure the Senior Secured Notes. The borrowing base under the Asset-Based Facility was determined based on eligible accounts receivable and eligible inventory. On March 14, 2017, this Asset-Based Facility was extinguished in conjunction with the execution of the new ABL Facility.

Capital leases

In the normal course of operations, Real Alloy enters into capital leases related to mobile and other equipment. As of September 30, 2017, $3.7 million is due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015, representing $25.0 million of the purchase price for the Real Alloy Acquisition. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the next twelve months, and 9% thereafter. Dividends were paid in kind for the first two years, and thereafter are accrued and payable in cash. Unpaid dividends accumulated interest at a rate of 8% through August 27, 2017, and 9% thereafter. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities. Over the next twelve months, payment of $2.4 million in cash dividends on the Redeemable Preferred Stock are due.

Going Concern

Our ABL Facility expires on the earlier of the instrument’s expiration date, March 14, 2022, or 90 days prior to the maturity date of the Senior Secured Notes due January 19, 2019 (i.e., October 17, 2018). Accordingly, our ABL Facility, which had $86.5 million of principal outstanding as of September 30, 2017, is due within one year of the date that our financial statements for the three months ended September 30, 2017 were issued.

Further, during the nine months ended September 30, 2017, we incurred net losses of $58.0 million and net cash used in operating activities was $20.6 million. As of September 30, 2017, our total liquidity is $51.2 million. However, should we lose the ability to draw necessary funds under the ABL Facility or Factoring Facility due to the application of restrictive or financial covenants or an event of default, or if there is a contraction in trade terms from our suppliers due to concerns over our liquidity thereby requiring payment from Real Alloy in advance or on delivery of products or services, there is substantial doubt that our current liquidity would be sufficient for ongoing operations. In addition, the restrictive covenants in the Senior Secured Notes, ABL Facility and certain other indebtedness require us to maintain specified financial ratios and satisfy other financial conditions and tests. We are in compliance with these debt covenants as of September 30, 2017, however, given the circumstances above, our ability to meet those covenants going forward is subject to uncertainty. Our inability to comply with such covenants could result in the amounts outstanding under our debt to become immediately due. Without additional actions being implemented by management, as discussed below, a violation of certain of the debt covenants under the ABL Facility and the Senior Secured Notes is probable to occur in the next twelve months. As such, Real Alloy concluded that facts and circumstances would indicate the ABL Facility and the Senior Secured Notes warrant short-term classification as of September 30, 2017.

In accordance with ASC 205-40, we performed an evaluation as to whether there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements for the three months ended September 30, 2017 are issued. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The initial evaluation of our ability to continue as a going concern does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date that the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effects of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effects of management’s plans, however, is only considered if they are both probable of being effectively implemented within one year after the date the financial statements are issued, and probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

In performing this evaluation, management concluded that the conditions described above raise substantial doubt about our ability to meet our financial obligations as they become due over the next year. A significant factor in mitigating the substantial doubt about our ability to continue as a going concern is our ability to restructure or refinance the Senior Secured Notes, obtain other bridge financing or recapitalize the Company through other means. Our mitigating plans, as announced on September 14, 2017, included engaging Jefferies LLC to assist in the refinancing effort. The refinancing team has met and entered into discussions with our current lenders and bondholders, as well as prospective lenders, investors, hedge funds, credit funds, and private equity firms regarding potential refinancing, bridge financing and recapitalization of the Company through other means, but the terms of a transaction have not yet been agreed upon. While we believe that our plans could alleviate the substantial doubt, there can be no assurance that an agreement with respect to a refinancing transaction or other recapitalization will be finalized in a timely manner, or at all. Such plans cannot be considered as mitigating events under the accounting guidance. As such, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the three months ended September 30, 2017 are issued.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the fair value of financial instruments is referred to as market risk. As of September 30, 2017, the significant market risks identified as of December 31, 2016, which include commodity prices, interest rates, credit, and equity prices, specifically the fair value of our own common stock, has been updated to include credit insurance risk.

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

Metal hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased. These derivatives generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. As of September 30, 2017, Real Alloy had 21.2 thousand metric tonnes of metal buy and sell derivative contracts.

Natural gas hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas cost can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. As of September 30, 2017, Real Alloy had 1.6 trillion British thermal unit forward buy contracts.

Fair values and sensitivity analysis

The following table shows the fair values of outstanding net derivative contracts as of September 30, 2017, and the effect on the fair value of a hypothetical adverse change in the market prices that existed as of September 30, 2017:

		Impact of a
		Hypothetical
		10% Adverse
(In millions)	Fair Value	Price Change
Metal derivatives	$0.2	$(0.6)
Natural gas derivatives	—	(0.5)

The disclosures above do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on our derivative instruments would be offset by gains and losses realized on the purchase of the physical commodities. Actual results will be determined by a number of factors outside of our control and could vary significantly from the amounts disclosed. For additional information on derivative financial instruments, see Note 12—Derivative and Other Financial Instruments and Fair Value Measurements included in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Interest rate risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt in the nine months ended September 30, 2017, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of less than $0.1 million. This sensitivity analysis of the effect of a change in interest rates on long-term debt considers only variable rate debt outstanding in the nine months ended September 30, 2017 and does not consider future potential changes in long-term variable rate debt levels.

Credit risk

We are primarily exposed to credit risk with our cash equivalents, trade accounts receivables, financing receivable and our derivative counterparties. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents, as of September 30, 2017, consist principally of cash balances in noninterest bearing checking accounts and money market funds. Substantially all trade accounts receivable balances are unsecured. There is not a significant concentration of credit risk with respect to trade receivables, although the top ten customers of Real Alloy represent approximately 52.1% of the total trade accounts receivable as of September 30, 2017. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of September 30, 2017.

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

Credit insurance risk

We purchase scrap aluminum and other goods and services from suppliers who may extend short-term credit to us in the form of accounts receivable, based on their ability to obtain credit insurance on Real Alloy. To the extent these suppliers are unable to obtain such insurance, they may be unwilling to extend credit to us, thereby requiring payment from Real Alloy in advance or on delivery of products or services. Discussions and negotiations of trade terms are a regular matter with our suppliers, including those who do and do not use credit insurance, and because Real Alloy maintains hundreds of supply relationships, any change in terms for a single supplier generally does not impact the business; however, should multiple suppliers or credit insurers act at the same time, Real Alloy’s liquidity, available capital, business and prospects could be adversely affected which could have a material impact on our financial condition and results of operations.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit to the Commission under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and form, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2017, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims arising in the normal course of business, and in connection with the prior businesses and operations of Fremont and its subsidiaries. We anticipate that we will become involved in new litigation matters from time to time in the future. We will incur legal and related costs concerning litigation and may, from time to time, determine to settle some or all of the cases, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see Note 15—Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Item 1A.Risk Factors.

Part I, Item 1A of the Annual Report and Part II, Item 1A of the Form 10‑Q for the quarterly period ended March 31, 2017, “Risk Factors,” includes a detailed discussion of risk factors associated with Business Risks, Risks Related to Our Transactions, and Risks Related to an Investment in Our Common Stock, which is incorporated by reference.

Management identified the following additional and revised risk factors from those included in our Annual Report and Form 10-Q for the quarterly period ended March 31, 2017.

Our holding company organizational structure makes Real Industry largely dependent on funding from and highly subject to the risks and uncertainties of its operating subsidiaries. If Real Alloy is unable to continue as a going concern, Real Industry may also not be able to continue operations. Real Industry is a holding company with no current business operations of its own. Beyond the companies that we have either formed or acquired, Real Industry’s only significant assets are our NOLs, our cash and our equity interests in and our obligations from our subsidiaries. As a result, we largely rely on funding from Real Alloy, and may in the future largely rely on our other operating subsidiaries, to meet our obligations. If our subsidiaries need to retain their funds to meet their financial obligations or experience other restrictions on their ability to fund Real Industry, that may limit our access to funds, available working capital, or ability to pursue our acquisition strategy or other strategic objectives. In addition, while we operate Real Alloy and intend to operate other future operating subsidiaries largely as stand-alone businesses, to the extent that we operate operating subsidiaries that are substantially larger entities than our holding company, we are subject to the business, industry, geographic, and market risks, regulations and uncertainties of such subsidiaries. The impact of these may be significant to Real Industry and could have a negative effect on our financial condition, results of operations and stock price.

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

As discussed in Note 16 – Going Concern in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report to our financial statements in this Report, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date such financial statements are issued, due to the ability to comply with the covenants and other requirements of Real Alloy’s indebtedness. Further, as discussed in these risk factors and in this Report, Real Alloy has limited liquidity. To date, Real Alloy has accrued but has not paid management fees to Real Industry, and in light of its liquidity issues and financial covenants, Real Alloy may not be able to do so. If we are unable to receive funds from Real Alloy or establish other strategies, including newly acquired operating subsidiaries, that generate revenue for Real Industry, we will exhaust our liquidity and may not be able to fund holding company operations. As a result, we could experience a material adverse impact on our financial condition and results of operations, and result in the loss of our stockholders’ entire investment in the Company.

There is substantial doubt about our ability to continue as a going concern, which means that we may not be able to continue operations. As discussed in Note 16 – Going Concern in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Report, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date such financial statements are issued. A significant factor in reaching that conclusion is our ability to restructure or refinance the Senior Secured Notes, obtain other bridge financing or recapitalize the Company through other means, which we are currently pursuing. While we believe that our plans to restructure or refinance the Senior Secured Notes could alleviate the substantial doubt, there can be no assurance an agreement with respect to a refinancing transaction or other recapitalization will be finalized in a timely manner, or at all. If we are unsuccessful in these efforts, we may be required to suspend or cease our operations altogether, which could result in a material adverse effect on our financial condition and results of operations, and result in the loss of our stockholders’ entire investment in the Company.

Unless the Senior Secured Notes are refinanced or extended beyond their current maturity date of January 15, 2019, the ABL Facility will become due and payable as of October 17, 2018. Failure to refinance or extend the maturity terms of our Senior Secured Notes would have a material adverse effect of Real Alloy’s business. The maturity date of the ABL Facility is the earlier of 90 days prior to the maturity date of the Senior Secured Notes or March 14, 2022. Should the ABL Facility become due and payable on October 17, 2018, Real Alloy may not have the liquidity to repay the principal and interest outstanding under the ABL Facility, which could cause the ABL Facility lenders to foreclose on assets securing the indebtedness, cause Real Alloy to become insolvent or file for bankruptcy protection, or result in Real Alloy’s creditors causing Real Alloy to file for bankruptcy protection, which could result in the value of our outstanding common stock declining or becoming worthless.

We cannot assure anyone with any degree of certainty that any necessary refinancing or additional financing will be available on terms favorable to us, now or at any point in the future. It may be a significant challenge to complete any such refinancing or raise additional funds, and there can be no assurance as to our ability to do so.  Even if we raise sufficient capital through additional equity or debt financings or refinancings, strategic alternatives or otherwise, there can be no assurance the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders; and if we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations.

In addition, although our financial statements have been prepared on a going concern basis, we may be required to refinance our existing indebtedness or raise additional capital to fund our operations in order to continue as a going concern. As noted elsewhere in this Report, management has concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements for the three months ended September 30, 2017 are issued. Also as noted elsewhere in this Report, without additional actions being implemented by management, a violation of certain of the debt covenants under the ABL Facility is probable to occur in the next twelve months and, as a result, Real Alloy concluded that facts and circumstances would indicate the ABL Facility warrants short-term classification as of September 30, 2017. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our financial statements do not include all of the adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

Real Alloy suppliers may not be able to obtain sufficient credit insurance on Real Alloy, which could have a material adverse effect on Real Alloy’s business and liquidity. Real Alloy purchases scrap aluminum and other goods and services from suppliers who may extend short-term credit to Real Alloy in the form of accounts receivables based on their ability to obtain credit insurance on Real Alloy. To the extent these suppliers are unable to obtain such insurance, they may be unwilling to extend credit to Real Alloy, thereby requiring payment from Real Alloy in advance or on delivery of products and services. Discussions and negotiations of trade terms are a regular matter with our suppliers, including those who do and do not use credit insurance, and because Real Alloy maintains hundreds of supply relationships, any change in terms for a single supplier generally does not impact the business, however, should multiple suppliers or credit insurers act at the same time, Real Alloy’s liquidity, available capital, business and prospects could be adversely affected which could have a material impact on our financial condition and results of operations.

Our debt agreements as of September 30, 2017 contain, and future debt financing arrangements into which we or our subsidiaries may enter, contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these covenants could have a material adverse effect on our operations, business and financial results. As of September 30, 2017, we had approximately $392.7 million of aggregated indebtedness outstanding under the Senior Secured Notes, the ABL Facility, and various capital leases, related entirely to Real Alloy. Further, Real Alloy has additional borrowing capacity under the ABL Facility and the Factoring Facility. Interest costs related to this indebtedness, together with the dividends on the Redeemable Preferred Stock, are substantial. The Senior Secured Notes, the ABL Facility, the Factoring Facility and the Redeemable Preferred Stock contain, and the instruments governing our other future indebtedness may contain, certain customary restrictions, covenants, and provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us, Real Alloy or other acquired entities to satisfy certain financial tests and maintain certain financial ratios, restrict the ability to engage in specified types of transactions, and otherwise limit the distributions of funds from Real Alloy or other entities acquired in the future to us. This overall leverage and the terms of our financing arrangements could:

•	limit the ability to pay dividends or management fees, make distributions or repay intercompany loans, especially from Real Alloy, and future subsidiaries, to us;
•	make it more difficult to satisfy obligations under the terms of this indebtedness;
•	limit the ability to refinance this indebtedness on terms acceptable to Real Alloy, to us, or at all;
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

Our ability to meet the required financial ratios, conditions and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness Upon the occurrence of an event of default under any such financing arrangement, the relevant lenders could assess increased interest rates, accelerate the maturity of the debt or foreclose upon any collateral securing the debt, and events of default could be triggered under other financing arrangements with cross-default provisions. If we, Real Alloy, or a future acquired entity are in default under one or more financing arrangements, we may lack sufficient funds or other resources to satisfy all of our obligations. Any limitations imposed by financing agreements on our ability to incur additional debt or to take other actions could significantly impair our ability to obtain other financing, and these events could cause us or Real Alloy to file for bankruptcy protection, which could result in the value of our outstanding common stock declining in value or becoming worthless.

Our substantial indebtedness, limited liquidity and efforts to negotiate refinancing transactions have impacted, and may continue to impact, our business and operations. Our substantial indebtedness, limited liquidity and efforts to negotiate refinancing transactions may result in uncertainty about our business including, among other things, the following:

•	Third parties may lose confidence in our ability to continue as a going concern, resulting in a significant decline in our revenues and operational results.
•	We may have difficulty in retaining, attracting or replacing key employees.
•	Our employees may be distracted from performance of their duties or more easily attracted to other career opportunities.
•

Our suppliers, vendors and service providers may renegotiate the terms of our agreements, terminate their relationships with us or require shorter term payment arrangements or financial assurances from us.

•	Our inability to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, could have a significant adverse impact on our liquidity.
•	The tightening of trade credit could also result in our vendors and service providers demanding accelerated payment of amounts due to them.

These events may have a material adverse effect on our business and operations.

Real Alloy requires substantial capital investments that it may be unable to fulfill. The operations of Real Alloy are capital intensive. Under Aleris, total capital expenditures were $60.5 million, $55.7 million, $37.4 million and $31.9 million for the years ended December 31, 2011, 2012, 2013 and 2014, respectively. During the years ended December 31, 2016 and 2015, the capital expenditures were approximately $30.8 million and $34.2 million, respectively, including $26.0 million spent under Real Industry’s ownership in the year ended December 31, 2015, and for the nine months ending September 30, 2017, capital expenditures were $15.9 million. Real Alloy may not generate sufficient operating cash flows and its external financing sources may not be available in amounts sufficient to enable it to make anticipated capital expenditures, to service or refinance indebtedness, or to fund other liquidity needs. If adequate funds are not available for such purposes, we may be required to:

•	delay or suspend aspects of our business;
•	obtain funds on terms unfavorable to us or that may require us to relinquish rights to certain of our assets;
•	monetize certain of our assets;
•	pursue merger or acquisition strategies;
•	seek protection under U.S. bankruptcy laws; or
•	delay, reduce or cease our operations.

Any of these events could result in the value of our outstanding common stock to decline in value or become worthless.

U.S. tax law changes have been proposed that could reduce the corporate tax rate and otherwise change the corporate tax regime, which could impose new taxes on our operations, limit certain business deductions or negatively affect the value of our deferred tax assets. In November 2017, the House Ways and Means Committee of the U.S. House of Representatives released a comprehensive tax reform bill called the Tax Cuts and Jobs Act. The proposed legislation includes amongst other items a reduction of the corporate tax rate from 35% to 20%, a one-time tax imposed at a reduced rate on un-repatriated offshore earnings, limitations on the deduction for interest expense, and immediate tax deductions for new investments instead of deductions for depreciation expense over time. It is uncertain at the present time if, when and in what form, any proposed corporate tax reforms might be implemented and the likely impact of such legislation on our business and financial results. While a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, such changes could result in a potentially significant reduction in the value and utility of our U.S. federal NOLs and other tax assets.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Form of Common Stock Certificate					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL INDUSTRY, INC.

Dated: November 9, 2017	/s/ Kyle Ross
Kyle Ross
President, Chief Executive Officer and
Chief Investment Officer
(Principal Executive Officer)

Dated: November 9, 2017	/s/ Michael J. Hobey
Michael J. Hobey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)