Form 10-K
period 2017-12-31
Real Industry, Inc.
filed 2018-04-05
CIK 38984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001‑08007

REAL INDUSTRY, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46‑3783818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3700 Park East Drive, Suite 300 Beachwood, OH 44122	(805) 435‑1255
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.   ◻  Yes    ☑  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   ◻  Yes    ☑  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes    ◻  No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   ☑  Yes    ◻  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” “emerging growth company” in Rule 12b‑2 of the Securities Exchange Act of 1934.

◻ Large Accelerated Filer	☑ Accelerated Filer

◻ Non-Accelerated Filer (Do not check if a smaller reporting company)	◻ Smaller Reporting Company

◻ Emerging Growth Company	

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934).   ◻  Yes    ☑  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $69,560,586 on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing sales price of the Registrant’s common stock on the Nasdaq Stock Exchange, on that date. Shares of the Registrant’s common stock held by each officer, director and each person known to the Registrant to own 10% or more of the outstanding voting power of the Registrant, as of that date, have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.

On March 29, 2018, 29,613,396 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REAL INDUSTRY, INC.

ANNUAL REPORT ON FORM 10‑K

For the Fiscal Year Ended December 31, 2017

EXPLANATORY NOTE

Real Industry, Inc. (“Real Industry” or the “Company”, “we,” “us” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”) while Real Industry and the Real Alloy Debtors (defined below) are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court (defined below) and in accordance with the applicable provisions and orders of the Bankruptcy Code (defined below).

On November 17, 2017 (the “Petition Date”), Real Industry, Real Alloy Intermediate Holding, LLC (“RAIH”), Real Alloy Holding, Inc. (“Real Alloy”), and six of Real Alloy’s wholly owned domestic subsidiaries (collectively with RAIH and Real Alloy, the “Real Alloy Debtors,” and the Real Alloy Debtors with Real Industry, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered and procedurally consolidated in the Bankruptcy Court under the case of Real Industry, Case No. 17-12464 (KJC), and the caption “In re: Real Industry, Inc., et al.,” (with respect to Real Industry only, the “RI Chapter 11 Case,” with respect to the Real Alloy Debtors, the “RA Chapter 11 Case,” and together the “Chapter 11 Cases,” or the “Bankruptcy Proceedings”).

Court filings and other information related to the Chapter 11 Cases are available at a website administered by the Company’s claims and noticing agent, Prime Clerk LLC, at https://cases.primeclerk.com/realindustry.

Also on November 17, 2017, the Company received written notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock would be delisted from Nasdaq. On November 28, 2017, the Company’s common stock was removed from listing and registration on Nasdaq and began trading on the OTC Pink Sheets under the symbol “RELYQ” thereafter.

This Annual Report presents the historical results of operations and business condition for the Company as of and for the year ended December 31, 2017. Subsequent to December 31, 2017, the Chapter 11 Cases have progressed to a stage where the Company currently expects that significant changes in the organization, structure and operations of Real Industry on a consolidated basis will be finalized in 2018. As such, the historical results of operations and business condition described herein will likely be materially different for the fiscal year ended December 31, 2018.

On March 1, 2018, Real Industry filed a plan of reorganization pursuant to Chapter 11 of the Bankruptcy Code (as further modified, the “RI Plan”), and a disclosure statement (the “RI Disclosure Statement”) with respect thereto, with the Bankruptcy Court, pursuant to which the lenders providing Real Industry’s debtor-in-possession financing (“RELY DIP Facility”), along with affiliated investors (collectively, the “Plan Sponsor”), are willing to provide $17.5 million of capital in exchange for 49% of the newly issued and outstanding equity in the reorganized Real Industry (“Reorganized RELY”). Under the RI Plan, as proposed, the holder of the Company’s Series B Redeemable Preferred Stock (the “Redeemable Preferred Stock”), will receive, in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends (as of December 31, 2017), a $2.0 million cash payment plus either a) 31% of the newly issued equity in Reorganized RELY if stockholders vote as a class to approve the RI Plan; or b) 35% of the newly issued equity in Reorganized RELY if the common stockholders do not vote to approve the RI Plan as a class. The holder of the Redeemable Preferred Stock has agreed to support the RI Plan pursuant to a separate agreement with the Plan Sponsor. On March 29, 2018, the Bankruptcy Court approved the RI Disclosure Statement and authorized Real Industry to solicit votes on the RI Plan pursuant to Bankruptcy Court-approved procedures. Real Industry commenced solicitation of the RI Plan on March 30, 2018.

On March 28, 2018, the Real Alloy Debtors agreed to sell all their assets, including their equity interests in the non-debtor Real Alloy subsidiaries (the “Real Alloy Sale”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among RA Acquisition Purchaser LLC (the “Real Alloy Purchaser”), an entity formed at the direction of an ad hoc group of the Real Alloy Debtors’ secured noteholders, and each of the Real Alloy Debtors. The Bankruptcy Court approved the Real Alloy Sale on March 29, 2018, upon the close of which, Real Industry will no longer have any economic interest in the Real Alloy business operations, including the operations of the non-debtor Real Alloy’ subsidiaries. The Real Alloy Sale is expected to be consummated in the second quarter of 2018. Concurrent with such closing, Real Industry expects to enter into a services agreement with the Real Alloy Purchaser, such that after the Real Alloy Sale, Real Alloy personnel will continue to provide limited assistance to Real Industry for certain administrative activities.

These significant changes in the organization, structure and operations of Real Industry, which are expected to be finalized in 2018, should be factored into reading this Annual Report, as the RI Plan, if confirmed by the Bankruptcy Court, is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s consolidated financial statements.

I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report, including, without limitation, matters discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain statements that are not historical fact are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “strategy,” “estimates,” “assumes,” “may,” “should,” “will,” “likely,” “could” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are neither guarantees nor indicative of future performance. Important assumptions and other important factors that could cause changes in our financial condition or results of operations or could cause actual results to differ materially from those forward-looking statements include, but are not limited to:

•	decisions of the Bankruptcy Court;
•	negotiations with Real Alloy debtholders, our creditors, any committee approved by the Bankruptcy Court, and other stakeholders;
•	our ability to have the RI Plan confirmed and effectuated and Real Alloy’s ability to consummate the Real Alloy Sale;
•	the Company’s negotiations regarding equity investment and post-emergence credit facility documents and ability to meet the closing conditions of such transactions;
•

the Debtors’ ability to meet the requirements, and comply with the terms, including restrictive covenants, of their respective debtor-in-possession financing arrangements and any other financial arrangement while in the Bankruptcy Proceedings;

•

changes in our operational or cash needs from the assumptions underlying our debtor-in-possession budgets imposed by our lenders and forecasts or as compared to our historical operations or our planned reductions in operating expense;

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

•

commodity price fluctuations in the aluminum market, including for metallic scrap, and the ability of Real Alloy to enter into effective commodity derivatives or arrangements to effectively manage our exposure to such commodity price fluctuations;

•	inventory and energy risks associated with Real Alloy’s buy/sell business model;
•	the impact of tariffs and trade regulations on our operations;
•	our ability to use our United States (“U.S.”) net operating loss tax carryforwards (“NOLs”) and recognize future tax benefits;
•	the impact of the recently approved U.S. tax legislation and any other changes in U.S. or non-U.S. tax laws on our operations or the value of our NOLs;
•

the servicing of, and the high-leverage associated with, the indebtedness from the financings associated with the Real Alloy Acquisition (defined below), security interests in the assets associated with such indebtedness, and compliance with the terms of the indebtedness, including the restrictive covenants that constrain the operation of our business and the businesses of our subsidiaries;

•	disruption in relationships with customers, employees and suppliers of the Real Alloy business and our other businesses;
•	the ability of Real Alloy to maintain favorable credit ratings and commercial terms with suppliers, customers, ratings agencies and credit insurers;
•	our ability to successfully identify, acquire and integrate additional companies and businesses that perform and meet expectations after completion of such acquisitions;
•	our ability to achieve future profitability;
•	our ability to control operating costs and other expenses;

II

•	the ability of Real Alloy to service and meet the obligations of its existing financings, maintain liquidity and its ability to secure additional financing;
•	our dependence, as a holding company, on funding from our operating subsidiaries;
•	general economic conditions may be worse than expected;
•	competition among other companies with whom we compete may increase significantly;
•	the loss of key personnel or the ability to cost-effectively attract, retain and motivate key personnel, especially in light of the Bankruptcy Proceedings;
•	our ability to maintain effective disclosure controls and procedures and internal control over financial reporting to ensure timely, effective and accurate financial reporting;
•

changes in accounting policies and practices, as may be adopted by regulatory agencies and other organizations, including without limitation the Securities and Exchange Commission (the “SEC” or “Commission”) and the Financial Accounting Standards Board (“FASB”);

•

changes in laws or government regulations or policies affecting our current business operations and/or the legacy businesses, including those related to residential mortgage lending and servicing, which are now a part of discontinued operations;

•	the impact of current or new litigation matters, or changes in litigation strategies brought against us in our current businesses, or the former businesses of our subsidiary SGGH, LLC (“SGGH”);
•

our ability to successfully defend against demands by investment banks for defense, indemnity and contribution where the banks have been sued in actions concerning their activities relating to securitizations involving residential mortgage loans originated by SGGH’s former businesses; and

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

III

PART I

Item 1.     Business

Overview

As discussed in detail in the Explanatory Note, which precedes this Part I of the Annual Report, and elsewhere in this document, Real Industry is operating as a debtor-in-possession under the jurisdiction, and pursuant to the orders, of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As of the date of the filing of this Annual Report, Real Industry expects to emerge from Bankruptcy Proceedings in 2018 as Reorganized RELY.

Real Industry is a Delaware holding company that has historically operated through subsidiaries. Prior to the Petition Date, our business focus was identifying acquisition opportunities and supporting the performance of our primary operating subsidiary, a global leader in aluminum recycling doing business as Real Alloy, and to make acquisitions of additional operating companies. As discussed further herein, on March 29, 2018, the Bankruptcy Court approved the Real Alloy Sale pursuant to the Asset Purchase Agreement. Upon closing of the Real Alloy Sale, Real Industry will no longer have any economic interest in the Real Alloy business operations. The sale is expected to close in the second quarter of 2018.

The RI Disclosure Statement discloses that upon emergence from bankruptcy, the Company expects, with the financial support of the Plan Sponsor, to continue executing its business strategy of identifying and acquiring controlling interests in operating companies. The RI Plan remains subject to approval by the Bankruptcy Court.

A key element to our business strategy is utilizing our considerable U.S. NOLs. Our U.S. NOLs were predominantly generated by the legacy businesses of Fremont General Corporation (“Fremont”), and as of December 31, 2017, we have U.S. NOLs of approximately $960.5 million, which begin to expire if not used before our 2027 tax year. The ultimate realization of our deferred tax assets, including our U.S. NOLs, depends on our ability to generate future U.S. federal taxable income through the implementation of our business plan.

Pre-Bankruptcy Operations

In our effort to achieve our business objective of becoming a consistently profitable enterprise, in February 2015, we acquired Real Alloy. While our management team continued to evaluate additional acquisitions of operating businesses after Real Alloy was successfully integrated into our operations, from February 2015 thru December 2017, Real Alloy has provided substantially all of the operating activities of the Company. Headquartered in Beachwood, Ohio, Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products, and the manufacturing of wrought, cast, and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, foundries, and casters. Further, it delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing it a great degree of flexibility in reclaiming high-quality recycled aluminum. Prior to the Petition Date, Real Alloy operated twenty-one facilities strategically located throughout North America and six facilities in Europe. More information on Real Alloy’s business can be found below under “Our Reportable Segments – RANA and RAEU.”

Operations During Bankruptcy

Following the Petition Date, the Debtors have continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Material events that have transpired during the Chapter 11 Cases through the date of the filing of this Annual Report are summarized below.

Real Industry Bankruptcy Proceedings

Limitation on Transfer of Equity Interest in Real Industry. On January 17, 2018, the Bankruptcy Court entered a final order, approving procedures that require prior notice to the Bankruptcy Court of certain proposed transfers of beneficial ownership in the Company’s equity securities by persons who hold 4.5% of the Company’s outstanding common stock or any shares of the Redeemable Preferred Stock, or by persons who would own in excess of such levels upon such transfer. The trading order also imposes certain procedures on holders of 50% or more of any class of the Company’s equity securities to report such status and to provide advance notice of planned tax deductions based on the worthlessness of such stock. This trading order serves to limit certain sales or purchases of the Company’s common or preferred equity or other actions that could reduce or eliminate the value of any NOLs under existing Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). Any transfers of shares or declarations of worthlessness in violation of the procedures in the trading order are null and void ab initio.

Real Industry DIP Financing Facility. On January 24, 2018, with Bankruptcy Court approval, the Company’s entered into the RELY DIP Facility credit agreement (the “RELY DIP Credit Agreement”) in an aggregate principal amount of $5.5 million, of which the $4.0 million was available for immediate borrowing and an additional $1.5 million became available to be borrowed on January 31, 2018. The RELY DIP Facility bears interest at an annual rate of 11%, and matures on the earliest of, among other things, November 17, 2018, the effective date of a Chapter 11 plan of reorganization that has been confirmed by the Bankruptcy Court, or acceleration and termination of the RELY DIP Facility due to an event of default under the RELY DIP Credit Agreement or Bankruptcy Court order for the RELY DIP Facility. An additional 2% interest applies upon and during the continuation of an event of default. The RELY DIP Facility is secured by the assets of Real Industry and its subsidiaries, SGGH and Cosmedicine, LLC (“Cosmedicine”), but excludes any assets of the Real Alloy Debtors. Real Industry has drawn the entire amount of such facility as of the date of the filing of this Annual Report.

The terms of the RELY DIP Credit Agreement provide for the lenders of the RELY DIP Facility or affiliates thereof (the “RELY DIP Lenders”) to sponsor a plan of reorganization for Real Industry. They further contemplate the RELY DIP Lenders’ entry into definitive equity purchase agreements pursuant to which the RELY DIP Lenders, or their affiliates, will purchase up to 49% of the Company’s common stock at emergence from the RI Chapter 11 Case for $17.5 million (the “Equity Commitment”), inclusive of the repayment of the RELY DIP Facility. In the event that the Company terminates the Equity Commitment without the RELY DIP Lenders’ consent, the Company will owe $0.3 million and 4.9% of the Company’s outstanding stock as a break-up fee.

Plan of Reorganization. On March 1, 2018, Real Industry filed the RI Plan and RI Disclosure Statement, each as amended thereafter, with the Bankruptcy Court, whereby the Plan Sponsor is to provide $17.5 million of capital in exchange for 49% of newly issued equity in Reorganized RELY. In addition, the RI Plan also contemplates a commitment by the Plan Sponsor to provide a credit facility of up to $500 million for the Company to pursue its business plan post-emergence from the RI Chapter 11 Case. If the RI Plan, as proposed and amended, is confirmed by the Bankruptcy Court, Real Industry’s existing common stockholders will receive their pro rata share of 20% of the newly issued equity in Reorganized RELY, assuming the Company’s stockholders vote to accept the RI Plan as a class. Similarly, the holder of the Redeemable Preferred Stock, who has agreed to vote in favor of the RI Plan, will receive a $2.0 million cash payment plus 31% of the newly issued equity in Reorganized RELY, in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends. If the stockholders do not vote to approve the RI Plan as a class, then, upon confirmation of the RI Plan by the Bankruptcy Court, the existing common stockholders will receive 16% of the newly issued equity in Reorganized RELY, with 35% being issued to the holder of the Redeemable Preferred Stock, plus the aforementioned $2.0 million cash payment. As disclosed in the RI Disclosure Statement, the holder of the Redeemable Preferred Stock and three holders of approximately 15% of the Company’s common stock have entered into restructuring support agreements with the Plan Sponsor to support the RI Plan.

Real Alloy Bankruptcy Proceedings

Real Alloy DIP Financing Facility. On the Petition Date, the Real Alloy Debtors secured a commitment for debtor-in-possession financing (the “RA DIP Financing Facility”), which was approved on an interim basis by the Bankruptcy Court on November 20, 2017, and on a final basis on January 17, 2018. On January 19, 2018, the Real Alloy Debtors closed the transactions under which the RA DIP Financing Facility has been provided. The RA DIP Financing Facility is comprised of (i) up to $85 million in new money senior-secured priming and super-priority post-petition debtor-in-possession notes issued by Real Alloy and guaranteed by RAIH and the other Real Alloy Debtors (the “New Money DIP Term Notes”), (ii) an additional series of senior-secured priming and super-priority post-petition debtor-in-possession notes issued by Real Alloy and guaranteed by RAIH and the other Real Alloy Debtors in the aggregate principal amount of $170 million (the “Roll Up DIP Term Notes” and collectively with the New Money DIP Term Notes, the “RA DIP Notes Facility”) in exchange for $170 million of the Senior Secured Notes (as defined below), and (iii) up to $110 million in borrowing by certain of the Real Alloy Debtors under a senior secured priming and super-priority post-petition financing in the form of a revolving credit facility (“RA DIP ABL Facility”). The purchasers of the New Money DIP Term Notes were entitled to exchange, on a pro rata basis, up to $170 million of their existing Senior Secured Notes for Roll Up DIP Term Notes.

Proceeds of up to $65 million of the New Money DIP Term Notes are being used exclusively by the Real Alloy Debtors to fund their operations, and proceeds of up to $20 million of the New Money DIP Term Notes can be used exclusively to fund the operations of the Real Alloy foreign subsidiaries.

The $110 million RA DIP ABL Facility includes a letter of credit sub-facility for up to $20 million.

Real Alloy Sale Process. In connection with the RA DIP Financing Facility, the Real Alloy Debtors agreed to pursue a sale of substantially all of their assets pursuant to Section 363 of the Bankruptcy Code (a “Section 363 Sale”). Pursuant to the RA DIP Financing Facility, among other things, the Real Alloy Debtors were required to meet certain milestones related to the Section 363 Sale and to obtain the prior written consent of a majority of certain required holders under the RA DIP Notes Facility and Bank of America, N.A. as administrative agent and collateral agent under the RA DIP ABL Facility in order to sell, or enter into a binding agreement to sell, the assets of the Real Alloy Debtors, unless the obligations under the RA DIP Financing Facility, the Senior Secured Notes and the Prior ABL Facility (defined below) are repaid in full in cash upon the closing of such sale. Under the Real Alloy bidding procedures order, a bid deadline of March 19, 2018 was set with an auction, if necessary, to occur on March 27, 2018, and a sale hearing to occur on March 29, 2018.

On February 2, 2018, an ad hoc group of Real Alloy Debtors’ secured noteholders stated their intention to provide a cash and credit bid for substantially all of the assets of the Real Alloy Debtors (the “Credit Bid Proposal”), to be documented in a definitive agreement. On March 7, 2018, the noteholder group, the Real Alloy Debtors, and the unsecured creditors committee in Chapter 11 Cases (the “UCC”) agreed upon the terms of the Asset Purchase Agreement. The Asset Purchase Agreement, and a proposed form of order authorizing, among other things, the Real Alloy Debtors’ entry into the Asset Purchase Agreement, were filed with the Bankruptcy Court on March 8, 2018 and were amended thereafter.

Under the Asset Purchase Agreement, the ad hoc noteholder group agreed to acquire substantially all of the assets of the Real Alloy Debtors and the equity of their joint ventures and international subsidiaries for an estimated total purchase consideration of approximately $364 million, plus the assumption of certain liabilities. As part of reaching an agreement with the UCC, the Asset Purchase Agreement provides for the assumption by the buyer of up to $18.6 million of priority and unsecured claims against the Real Alloy Debtors’ estates. Under the Asset Purchase Agreement, holders of claims against the Real Alloy Debtors that are entitled to priority under section 503(b)(9) of the Bankruptcy Code may receive as much as a 100% recovery on such claims as an upfront payment at closing in exchange for terms including negotiated credit limits, volume, and pricing. Vendors holding general unsecured claims against the Real Alloy Debtors may also receive recoveries on their claims, depending upon credit and other commercial terms offered.  Real Industry does not expect that the transaction contemplated by the Asset Purchase Agreement will result in any recovery from Real Industry’s equity interest in RAIH.

The auction was cancelled when no topping bids were received by the bid deadline. On March 29, 2018, the Bankruptcy Court approved the Asset Purchase Agreement. The transaction contemplated by the Asset Purchase Agreement is expected to close in the second quarter of 2018.

Corporate History and Structure

Real Industry is the successor to Signature Group Holdings, Inc., a Delaware corporation (“Signature Delaware”), which on January 2, 2014, completed a holding company reorganization and reincorporation from Nevada to Delaware (the “Reincorporation”). The Reincorporation was completed to take advantage of the benefits of Delaware corporate law and to provide a better organizational structure for our future acquisitions and the management of existing operations. To accomplish the Reincorporation, in late 2013, Signature Group Holdings, Inc. a Nevada corporation (“Signature Nevada”) formed SGH Holdco, Inc., a Delaware corporation, and its subsidiary, SGGH. In the Reincorporation, following the approval of Signature Nevada’s stockholders, Signature Nevada merged with and into SGGH, with Signature Nevada ceasing to exist and SGGH continuing as the surviving entity and as a wholly owned subsidiary of SGH Holdco, Inc. Concurrently with the merger, SGH Holdco, Inc. was renamed Signature Group Holdings, Inc. In the Reincorporation, each outstanding share of common stock of Signature Nevada was automatically converted into one share of common stock of Signature Delaware.

Signature Nevada was originally incorporated as Fremont in 1972. Fremont operated as a financial services holding company until its bankruptcy filing in June 2008. On June 11, 2010 (the “Fremont Reorganization Date”), Fremont completed a plan of reorganization and emerged from a nearly two-year reorganization under Chapter 11 bankruptcy proceedings (the “Fremont Bankruptcy Proceedings”) as a renamed public company, with significant cash resources and a substantial amount of U.S. NOLs.

After the Fremont Reorganization Date, Signature Nevada was repositioned through the divestiture of non-core legacy assets and the settlement and resolution of a significant number of legacy legal actions. Additionally, Signature Nevada made select investments through a former specialty lending business segment and acquired a specialty circuit breaker distributor doing business as North American Breaker, Co. (“NABCO”). More information on these historic corporate activities, which are classified as discontinued operations in this Annual Report can be found below under “Corporate and Other.”

In order to preserve the availability of our U.S. NOLs, our Amended and Restated Bylaws include trading restrictions (the “Tax Benefit Preservation Provision”) imposed on any persons who own, or as a result of a transaction would own, 4.9% or more of our common stock in order to reduce the risk that any change in ownership might limit our ability to utilize the U.S. NOLs under Section 382 of the Tax Code, and thereby suffer limitations on our ability to utilize our U.S. NOLs in the future. For more information on the Tax Benefit Preservation Provision, see “Risk Factors—Risks Related to Our Business—Our ability to use our U.S. NOLs to offset future U.S. taxable income may be limited as a result of past events, the Real Alloy Acquisition, the financings related to the Real Alloy Acquisition, or as the result of future acquisitions, financings or other issuances or transfers of our common stock.” Additionally, we have a Rights Agreement, dated October 23, 2007, as amended, between Fremont and Computershare NA, as successor to Mellon Investor Services LLC, as Rights Agent (the “Rights Agreement”), which was adopted to protect the value of our U.S. NOLs and continues to remain in effect. The Rights Agreement was approved by the Company’s stockholders through the Reincorporation and effective November 2, 2017, the Rights Agreement was amended to expire on November 2, 2020 (the “Amended and Restated Rights Agreement”). Under the currently contemplated RI Plan, which remains subject to Bankruptcy Court approval, a new rights agreement would be adopted on substantially the same terms as the current Amended and Restated Rights Agreement, updated to reflect the share count of Reorganized RELY common stock. Furthermore, as set forth in the currently contemplated RI Plan, which remains subject to Bankruptcy Court approval, we intend to include provisions substantially identical to the Tax Benefit Preservation Provision from our Amended and Restated Bylaws in the Amended and Restated Certificate of Incorporation for Reorganized RELY to be adopted in connection with the emergence of Real Industry from the RI Chapter 11 Case.

Our Reportable Segments – RANA and RAEU

As of December 31, 2017, we had two reportable segments, both related to Real Alloy: Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”). As discussed in the Explanatory Note and elsewhere in this Annual Report, we expect that the Real Alloy Debtors’ assets, which include RANA operations and the Real Alloy Debtors’ equity interest in RAEU, will be sold pursuant to a Bankruptcy Court order in the second quarter of 2018.

RANA’s operations include aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico, serving to customers in the automotive, consumer packaging, construction, transportation, and steel industries. Similar to RANA, RAEU’s operations primarily convert aluminum scrap, dross and other alloying agents, as needed, and deliver the recycled metal in solid or molten form to customers from six facilities located in Germany, Norway and Wales. RAEU supplies the European automobile industry, as well as other aluminum producers and manufacturers serving other European aluminum industries.

In both RANA and RAEU, Real Alloy conducts business with its customers primarily through tolling and buy/sell arrangements. Under tolling arrangements, customers deliver their own aluminum scrap and by-products and pay Real Alloy a fee to convert the material into usable recycled metal. Tolling arrangements provide Real Alloy benefits through commodity price risk reduction, earnings stability, and consistent returns on invested capital given the reduced working capital needs associated with tolling arrangements. Under buy/sell arrangements, scrap units are purchased in the open market, including from scrap dealers, customers, and other producers, and are processed and sold as wrought or cast alloys to customer specifications. The buy/sell portion of Real Alloy’s business has a more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of metal is included in both revenues and cost of sales.

Real Alloy’s margins for its buy/sell arrangements are significantly impacted by scrap spreads and conversion costs, and margins for tolling arrangements are principally impacted by the fees charged to customers to process their metal and conversion costs. Scrap spreads represent the difference between the cost of the aluminum scrap purchased by Real Alloy for processing and the selling prices of the aluminum alloys Real Alloy produces and sell as part of the buy/sell arrangements. Real Alloy strives to maximize scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While prices for aluminum scrap and processed secondary alloy may each trend in a similar direction as prices for primary aluminum, the extent of these price movement is not highly correlated, and the sales price for secondary alloy may lag increases in scrap purchase prices. These market fluctuations can result in unpredictable movements in metal spreads. Further, recycling operations are labor intensive and require a significant amount of energy (primarily natural gas and electricity) to melt aluminum, which are the two largest components of conversion costs.

In addition to scrap spreads, two other important drivers of the financial performance of Real Alloy are the volume of metal processed and invoiced and the business mix between tolling and buy/sell arrangements. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated margins. Increased processing under tolling arrangements results in lower revenues and generally also results in higher gross profit margins compared to buy/sell arrangements. The percentage of Real Alloy’s capacity under tolling arrangements is limited by the amount of metal its customers own and the extent to which they are willing to enter into such arrangements.

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

Customers

Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries, as well as wrought alloy producers, foundries and casters. For the year ended December 31, 2017, no single customer accounted for more than 10% of consolidated revenues. For the years ended December 31, 2016 and 2015, 12% and 14%, respectively, of our consolidated revenues were attributable to Nemak who is serviced from both our RANA and RAEU segments, and 11% and 10%, respectively, of our consolidated revenues were attributable to Honda Motor Company who is serviced from our RANA segment.

Competition

The third-party aluminum recycling industry is highly fragmented, with a few participants in North America and in Europe operating multiple facilities, and many smaller aluminum recyclers that are single plant, family-owned businesses. We believe Real Alloy is the largest third-party aluminum recycler in both North America and Europe. Real Alloy’s main competitors in North America are Scepter Inc., Smelter Service Corporation, Tennessee Aluminum Processors, Inc., Owl’s Head Alloys Inc., Imperial Aluminum, Superior Aluminum Alloys, LLC, Allied Metal Company, Audubon Metals LLC, Spectro Alloys Corporation, and Timco, a division of TST Inc. Main competitors in Europe are Oetinger Aluminum, AMAG Austria Metall AG, Raffmetal SpA, Trimet Aluminum, and Befesa. Additionally, many of Real Alloy’s customers and potential customers also recycle their own scrap. Suppliers of primary aluminum can also act as competition under certain market conditions.

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

Raw Materials and Supplies

The buy/sell portion of Real Alloy’s business requires the purchase of aluminum scrap, primary aluminum, and hardeners. Metallics (primary aluminum metal, aluminum scrap, and aluminum dross) represent the largest component of Real Alloy’s cost of sales. The availability and price of these raw materials depends on a number of factors outside of Real Alloy’s control, including general economic conditions, international demand for metallics and internal recycling activities by primary aluminum producers and other consumers of aluminum. Real Alloy purchases its raw materials from a wide spectrum of aluminum scrap dealers, primary aluminum producers, aluminum fabricators, casters and processors, and other intermediaries, and the diffuse nature of these suppliers requires that Real Alloy maintain constant procurement efforts, and generally is unable to lock in long-term scrap pricing. During the years ended December 31, 2017, 2016 and 2015, no supplier provided more than 10% of Real Alloy’s metal purchases. The top ten suppliers represented approximately 17%, 25% and 22% of total metal purchases in the years ended December 31, 2017, 2016 and 2015, respectively.

Energy Supplies

Real Alloy’s operations are dependent on natural gas and electricity, which represent the third largest component of cost of sales after metal and labor costs. Real Alloy purchases the majority of its natural gas and electricity on a spot-market basis. In an effort to acquire the most favorable energy costs, Real Alloy secures a portion of its natural gas and electricity at fixed price commitments. Real Alloy uses forward contracts, as well as contractual price escalators and pass-through mechanics in customer contracts, to reduce the risks associated with natural gas price volatility.

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

Employees

As of December 31, 2017, Real Alloy had a total of approximately 1,850 employees, including approximately 1,200 in North America and 650 in Europe. Approximately 22% of our U.S. employees and substantially all of our non-U.S. employees are covered by collective bargaining agreements. We believe employee relations are satisfactory.

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

Processing scrap aluminum generates solid waste in the form of salt cake and baghouse dust. For RANA, salt cake is further processed for recycling at milling operations or disposed of in landfills with baghouse dust. For RAEU, salt cake is processed for recycling and baghouse dust is disposed of in underground deposits in Europe. If salt cake was ever classified as a hazardous waste in the U.S., the costs to manage and dispose of salt cake would increase, which could result in significant increased expenditures.

As of December 31, 2017, Real Alloy has $13.7 million of accrued environmental liabilities and $5.8 million of asset retirement obligations. See Note 11—Asset Retirement Obligations and Note 23—Commitments and Contingencies in the note to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about environmental and asset retirement obligations.

Financial Information about Segments and Geographic Areas

The chief operating decision-maker (“CODM”), our Interim Chief Executive Officer, evaluates Real Alloy largely by geographic area. Our reporting segments of RANA and RAEU have, accordingly, been created representing the Real Alloy businesses in North America and Europe. In addition to analyzing our consolidated operating performance based on volumes, our CODM measures the financial performance of our reportable segments utilizing adjusted earnings before interest, taxes, depreciation and amortization (“Segment Adjusted EBITDA”). Segment Adjusted EBITDA is a non-GAAP financial measure that has limitations as an analytical tool and should be considered in addition to, and not in isolation, or as a substitute for, or as superior to, our measures of financial performance prepared in accordance with GAAP. Management, including our CODM, uses Segment Adjusted EBITDA to manage and assess the performance of our business segments and overall business, and believes that Segment Adjusted EBITDA provides investors and other users of our financial information with additional useful information regarding the ongoing performance of the underlying business activities of our segments, as well as comparisons between our current results and results in prior periods. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report.

Corporate and Other

As a holding company, we report the administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition strategies, maintenance of our public company status and management of our discontinued operations as “Corporate and Other.” As of December 31, 2017, our corporate staff was comprised of six employees, none of which are under a collective bargaining agreement and management believes its relationships are good.

Corporate and Other also includes the assets, liabilities, and results of operations of operating segments that do not meet the criteria of a reportable segment, generally as a result of the size of the segment, including the operations of our subsidiaries, Cosmedicine and Signature Credit Partners, Inc. (“SCP”). In September 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine or liquidate its assets. Ultimately, this small operation was wound down and, as of December 31, 2017, Cosmedicine’s only asset was the intellectual property associated with its product formulations with no carrying value. Terminating the operations of Cosmedicine did not represent a strategic shift in operations and did not have a significant effect on the consolidated financial results of Real Industry. As of December 31, 2017, SCP has assets of approximately $0.7 million, which are primarily comprised of a participation interest in a pool of commercial mortgage loans.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of the businesses and operations of SGGH that have been sold, or have been discontinued, including NABCO and certain of Fremont’s former operations where SGGH is still engaged in various legal proceedings, primarily with homeowners seeking to avoid foreclosure on loans originated by Fremont Investment & Loan (“FIL”). During the first quarter of 2015, NABCO was sold for a pretax gain of $39.7 million and, as a result of a strategic shift in operations, its results of operations have been reclassified to discontinued operations for all periods presented.

See Note 20—Discontinued Operations in Part IV, Item 15 of this Annual Report for additional information about our discontinued operations.

Available Information: Website Access to Periodic Reports

The following information can be found on Real Industry’s website at www.realindustryinc.com:

•

the most recent Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the reports have been filed with the Commission.

Copies of all of Real Industry’s Form 10‑Ks, Form 10‑Qs and other reports filed with the Commission can also be obtained from the Commission’s website at https://www.sec.gov;
•

information relating to corporate governance at Real Industry, including our Code of Conduct (for directors and all employees, including executive officers), which also complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002, as required by Nasdaq’s corporate governance requirements. We intend to disclose any amendments to or waivers from these governance documents on our website, in lieu of disclosure on Form 8‑K in accordance with Item 5.05(c) of Form 8‑K;

•	information about membership on Board committees, as well as the charters of standing committees of the Board; and
•	information relating to transactions in Real Industry’s securities by its directors, executive officers and significant stockholders reportable on Forms 3, 4 and 5, and Schedules 13D and 13G.

The information contained on our website is not incorporated herein.

Additionally, copies of any of this information will be provided, free of charge, upon written request to the Company’s principal executive offices, Real Industry, Inc., Investor Relations, 3700 Park East Drive, Suite 300, Beachwood, OH 44122, or by email request to investor.relations@realindustryinc.com. Our telephone number is (805) 435‑1255.

Item 1A.     Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to other information contained in this Annual Report and in our other filings with the SEC, including our subsequent reports on Forms 10‑Q and 8‑K. The risks and uncertainties described below are in addition to risks that apply to most businesses and are not the only ones we face. The order in which the risks appear is not intended as an indication of their relative weight, likelihood or importance. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, results of operations and/or liquidity could be materially and adversely affected. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

We note that since the Company’s acquisition of Real Alloy in February 2015 (the “Real Alloy Acquisition”), given the significance of Real Alloy’s financial results, operations and business to the Company’s financial results and operations, we have reported risks associated with the Company, Real Alloy and its operations, the Company’s ownership and holding company structure, and the Company’s common stock generally. On March 29, 2018, the Bankruptcy Court approved the Real Alloy Sale – namely, the sale of the assets of the Real Alloy Debtors and the equity interests in their non-U.S. Real Alloy subsidiaries to the Real Alloy Purchaser. Following closing of the Real Alloy Sale, Real Industry will no longer have any economic interest in the Real Alloy business operations, including Real Alloy’s operations that are not a part of the Chapter 11 Cases. We do not anticipate any recovery to Real Industry from its equity interest in RAIH in connection with the Real Alloy Sale. The Real Alloy Sale is expected to be consummated in the second quarter of 2018. As a result, the risk factors discussed below may not reflect all risks that Real Alloy may face following the Real Alloy Sale.

Risks Associated with Our Chapter 11 Cases

We are subject to risks and uncertainties associated with our Chapter 11 Cases. On the Petition Date, we and a majority of our wholly owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Our European, Canadian and Mexican operations, as well as the Goodyear, Arizona joint venture are not included in the filings. Our Chapter 11 Cases are being jointly administered and procedurally consolidated in the Bankruptcy Court under the case of Real Industry, Case No. 17-12464 (KJC), and the caption “In re: Real Industry, Inc., et al.”. On March 1, 2018, Real Industry filed the RI Plan with the Bankruptcy Court. There can be no assurance that the RI Plan will be approved by the Bankruptcy Court or implemented successfully. Subject to the effective date of the RI Plan (with respect to Real Industry) or the closing of the Real Alloy Sale (with respect to Real Alloy), or other reorganization or resolution of the Chapter 11 Cases, each of the Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We are subject to a number of risks and uncertainties associated with the Chapter 11 Cases, which may lead to potential adverse effects on our liquidity, results of operations, condition (financial or otherwise), ability to attract acquisition opportunities or business prospects. Our operations, our ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern, are all subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks and uncertainties include, but are not limited to, the following:

•	whether the conditions to consummate the transactions contemplated by the RI Plan and Real Alloy Sale will be satisfied or waived;
•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;
•	the high costs of the Bankruptcy Proceedings and related professional costs and fees;
•	our ability to attract, motivate, and retain key personnel, especially in our current environment;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third-parties;
•	our ability to maintain critical contracts on reasonably acceptable terms and conditions;
•	the ability of third-parties to seek and obtain relief from the automatic stay to terminate contracts and other agreements with us;
•	the actions and decisions of our creditors and other third-parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans; and
•	the possibility that the Chapter 11 Cases will disrupt or impede Real Alloy’s operations.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with potential acquisition targets and financing sources. Further, critical suppliers, vendors and customers may determine not to do business with Real Alloy due to the Bankruptcy Proceedings, and Real Alloy may not be successful in securing alternative sources or markets. Under Chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Additionally, further losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to conduct our operations as normal, thereby adversely affecting our business and results of operations. So long as the proceedings related to these cases continue, our management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. The failure to retain or attract and maintain members of our management team, and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. So long as the proceedings related to these cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

As a result of these risks and uncertainties, we cannot predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, financial condition and results of operations.

The RI Plan may not become effective as proposed or at all, and the Real Alloy Sale may not be consummated, in which case we may require additional funding. While the RI Plan has been filed with the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent; some of which are beyond our control and may not be satisfied. Further, parties in interest to the RI Plan may object to, or the Bankruptcy Court may not otherwise approve, the RI Plan’s classification of claims and interests or other terms or treatment of claims and interests under the RI Plan. We may not have our plan of reorganization confirmed prior to the end of our exclusivity period under the Bankruptcy Code, or the Bankruptcy Court may permit competing plans.

The Bankruptcy Code provides that a class of interest has accepted a plan of reorganization if it has been accepted by at least two-thirds in amount of allowed interest in such class that have voted to accept or reject such plan. In the event that we do not receive sufficient votes in support of the RI Plan, we will likely seek an alternative plan of reorganization; however, it is uncertain whether the terms of such alternative plan will be similar to the terms of the RI Plan.

Therefore, there can be no assurance that the RI Plan will become effective, that the Bankruptcy Court or necessary parties in interest will approve the RI Plan, or that RI Plan or any necessary alternative plan of reorganization as approved by the Bankruptcy Court contains terms as favorable as the RI Plan and that the Company will emerge from its Chapter 11 Case as contemplated by the RI Plan.

Similarly, while the Bankruptcy Court has approved the sale to, and Real Alloy’s entry into the Asset Purchase Agreement with the Real Alloy Purchaser, there are conditions precedent to the Real Alloy Sale. Some of these conditions precedent may be out of Real Alloy’s control, and there can be no assurance that these will be satisfied or that the Real Alloy Sale will be consummated.

Delays or other hurdles to confirmation of the RI Plan or the consummation of the Real Alloy Sale may require us or Real Alloy to seek additional financing during the pendency of the Bankruptcy Proceedings or may prompt a default under the RI DIP Financing Facility or RA DIP Financing Facility. If sufficient funds are not available, we may be required to liquidate. If the RI Plan effective date is delayed or does not occur, or if the Real Alloy Sale is delayed or not consummated, the Company or the Real Alloy Debtors, as the case may be, may not have sufficient cash available in order to operate their respective businesses. In that case, the Company or the Real Alloy Debtors may need new or additional post-petition financing, which may increase the costs of consummating the RI Plan or Real Alloy’s exit from bankruptcy. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the RI Plan or the Real Alloy Sale are not completed, it may become necessary to amend the RI Plan or the Asset Purchase Agreement and related sale procedures. The terms of any such amendments are uncertain and could result in material additional expense and result in material delays in the Chapter 11 Cases. If either the RI Plan or Real Alloy Sale do not become effective, if current financing is insufficient, or if other financing is not available, the Company and the Real Alloy Debtors could be required to liquidate under Chapter 7 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11 bankruptcy protection, a plan under Chapter 11 of the Bankruptcy Code must become effective or other exit arrangement must be consummated. There can be no assurance that the RI Plan will be approved by the Bankruptcy Court or that the effective date of the RI Plan will occur, which would permit the Company to emerge from our Chapter 11 Case and continue operations. Likewise, there can be no assurance that the Real Alloy Sale can be consummated, or that a plan of reorganization for Real Alloy could be developed or consummated. If the RI Plan is not confirmed or a substantially identical plan of reorganization is not confirmed with the support of our stakeholders, including the holder of the Redeemable Preferred Stock or lenders under the RI DIP Financing Facility, and we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for stakeholders, including liquidation under Chapter 7 of the Bankruptcy Code.

There can be no assurance that the current cash positions of the Company and Real Alloy, as well as funds available from the RI DIP Financing Facility, or RA DIP Financing Facility, and amounts of cash from future operations, will be sufficient to fund ongoing operations during the Chapter 11 Cases. In the event that the Company or Real Alloy do not have sufficient cash to meet their respective liquidity requirements, and the current financing for the Company or Real Alloy is insufficient or exit financing is not available in connection with the resolution of the Company’s or Real Alloy’s Chapter 11 Cases, the Company or Real Alloy, as the case may be, may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on reasonably acceptable terms. Failure to secure any necessary exit financing, or additional financing, would have a material adverse effect on the operations and ability of the Company or Real Alloy to continue as a going concern.

Any Chapter 11 plan that we or Real Alloy may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions exist or worsen, such plan may be unsuccessful in its execution. Any Chapter 11 plan or other strategy that we may implement, including the RI Plan and Real Alloy Sale, will affect our capital and the ownership and structure of our business, and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that we consider appropriate under the circumstances. Similar risks apply in the event that Real Alloy instead pursues a Chapter 11 plan rather than the Real Alloy Sale. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to substantially change our capital structure;
•	our ability to obtain adequate liquidity and financing sources;
•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;
•	our ability to retain key employees, and
•	the overall strength and stability of general economic conditions of the financial and aluminum industries, both in the U.S. and in global markets.

The failure of any of these factors could materially and adversely affect the successful reorganization of our business. In addition, any Chapter 11 plan or other exit strategy, including the RI Plan and Real Alloy Sale, will rely upon financial projections, including with respect to revenues, Adjusted EBITDA, capital expenditures, debt service, cash flow and aluminum price projections. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be realized. In the case of the Company or Real Alloy, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of the capital structure of the Company or Real Alloy. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any resolution of the Chapter 11 Cases that we or Real Alloy may implement will occur or, even if they do occur, that they will have the anticipated effects on us, Real Alloy or our respective businesses or operations. The failure of any such results or developments to materialize as anticipated could materially and adversely affect the successful execution of such resolution.

Certain claims may not be discharged and could have a material adverse effect on our financial condition and results of operations. The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to the debtor’s filing for bankruptcy protection. Any claims not ultimately discharged through a Chapter 11 plan, or assumed by a third-party pursuant to an order of the Bankruptcy Court, could be asserted against us or Real Alloy, as the case may be, and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future financial performance and realization of assets and liquidation of liabilities are subject to uncertainty. Our capital structure will be significantly altered through the implementation of the RI Plan and the Real Alloy Sale. As a result of the consummation of the RI Plan, the Real Alloy Sale and the transactions contemplated thereby, we expect to be subject to the fresh start reporting rules required under the Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”). Under applicable fresh start reporting rules that may apply to us upon the RI Plan’s effective date, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, our consolidated financial condition and results of operations from and after the RI Plan effective date will not be comparable to the financial condition or results of operations reflected in our consolidated historical financial statements.

In connection with the implementation of the RI Plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements, or charges could be material to our consolidated financial position and the results of operations in any given period.

Our ability to use our pre-emergence tax attributes may be significantly limited under the U.S. federal income tax rules. We have generated NOL and certain tax credits for U.S. federal income tax purposes through the taxable year ending December 31, 2017. Our ability to use any NOLs and other tax attributes, including certain recognized built in losses, to offset future taxable income or taxes owed may be significantly limited if we undergo an “ownership change” as defined in section 382 of the Tax Code in connection with the RI Plan and do not qualify or elect to use a special bankruptcy rule. An entity that experiences an ownership change generally is subject to an annual limitation on its use of its pre-ownership change NOLs and other tax attributes after the ownership change equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate posted by the Internal Revenue Service (subject to certain adjustments). If we undergo an ownership change in connection with the consummation of the RI Plan, and don’t meet the qualifications of a special bankruptcy rule, however, the equity value for purposes of determining the limitation on NOLs and other tax attributes will reflect the increase in value resulting from the cancellation of claims. The annual limitation could also be increased each year to the extent that there is an unused limitation in a prior year. Alternatively, if we qualify for and elect to use a special bankruptcy rule that would prevent a limitation on use of the tax attributes from applying, our NOLs would first be reduced to the extent of certain prior interest deductions taken on account of indebtedness that will be converted into equity under the RI Plan, if any, in the event we experience another ownership change within two years after the RI Plan Effective Date the annual limitation would be zero and we will effectively lose the ability to use any of the NOLs. We anticipate that we will experience an ownership change as a result of the RI Plan.

Even if a RI Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern. Even if the RI Plan or another Chapter 11 plan is consummated, we will continue to face a number of risks, including those related to changes in economic conditions and increasing expenses or as otherwise described in these Risk Factors under “Risks Related to Real Industry as a Holding Company.” Accordingly, we cannot guarantee that the RI Plan or any other Chapter 11 plan will achieve our stated goals.

Under the terms of the RELY DIP Credit Agreement, the RELY DIP Lenders have agreed to enter into a definitive equity purchase agreement pursuant to which the RELY DIP Lenders, or their affiliates, will purchase up to 49% of the Company’s common stock at emergence from the RI Chapter 11 Case for $17.5 million. Likewise, pursuant to the RI Plan, the Plan Sponsor has committed to arrange for up to a $500 million credit facility for the Company to pursue its business plan post emergence from the RI Chapter 11 Case. However, if we are unable to obtain such a credit facility, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business upon emergence from the RI Chapter 11 Case. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all. Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan is confirmed.

Risks Related to Real Industry as a Holding Company

We face risks from our current operations, legacy operations and status as a holding company. The main risks we have faced in the past, at the time of filing of the Chapter 11 Cases and during the pendency of the Bankruptcy Proceedings may differ significantly from the risks we may face following emergency from the Bankruptcy Proceedings.

Following emergence from Bankruptcy Proceedings, we may not be able to effectively fund or execute on our business strategy. The RI Plan, subject to approval by the Bankruptcy Court, provides for a plan of reorganization with a restructured capital structure, including the elimination of the Redeemable Preferred Stock, and a commitment for an acquisition finance lending facility of up to $500 million. However, our future viability and utilization of our valuable tax attributes depend on execution on our business strategy. While we believe that the acquisition financing facility will assist in our needed financing, we may also need to conduct future rights offerings to existing equity holders, offerings of equity to the owners of target entities, or leveraged financing transactions to acquire target entities. There can be no assurance we will be able to secure adequate financing on acceptable terms or to otherwise execute on our business strategy, and the results of our operations and the value of the common stock in Reorganized RELY may suffer.

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

Even if we are successful in completing additional acquisitions, these could require significant investments of capital, management attention, and integration effort. We may also encounter difficulties in assimilating and integrating the operations, personnel, technologies, products, and information systems of acquired companies, and retaining key personnel. Further, the acquired entities themselves must perform successfully subject to the risks of its business, industry, and other factors. These risks are applicable even for businesses we intend to run on a stand-alone basis. We recorded a noncash goodwill impairment charge of $61.8 million in the fourth quarter of 2016 and an additional $33.6 million charge in the year ended December 31, 2017. We may incur additional significant goodwill impairment charges in the future. Acquisitions could disrupt relationships with existing customers, suppliers, and strategic partners of the newly acquired entities and may create other contractual, intellectual property, or employment issues. The acquisition of another company or business may also require us to enter into a business, industry or geographic market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our operating costs, and these challenges could be magnified as the size of the acquisition increases.

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

We may never realize the full value of assets we may sell. We may from time to time decide to sell operating subsidiaries or assets based on any number of factors, including a desire to monetize an asset to finance working capital or other strategic plans or because such operations may not perform as expected. There can be no assurance that we will be successful in completing such future transactions. If such a transaction is completed, it may reduce the size of our business or our cash flow. There is also no assurance that we will receive adequate consideration in the disposition of any operating subsidiary or asset. As a result, any future disposition of operating subsidiaries or assets could have a material adverse effect on our business, financial condition, and results of operations.

We have experienced substantial losses from continuing operations in recent years and may experience losses in the future. For the years ended December 31, 2017, 2016, 2015, and 2014, we reported losses from continuing operations of $120.8 million, $103.2 million, $31.7 million, and $0.1 million, respectively. We may experience operating losses and net losses in the future, which could make it difficult to fund our operations, finance acquisitions and achieve our business plan, any of which could cause the market price of our common stock to decline.

Our debt agreements as of December 31, 2017 and future debt financing arrangements into which we or our subsidiaries may enter, may contain various covenants that limit our ability to take certain actions and also require us to meet financial maintenance tests. Failure to comply with these covenants could have a material adverse effect on our operations, business and financial results. As of December 31, 2017, we had approximately $416.9 million of indebtedness outstanding under the RA DIP Financing Facility, the Senior Secured Notes and various capital leases related to Real Alloy. As of December 31, 2017, Real Alloy was in default under the Senior Secured Notes, which were subject to compromise. Further, Real Alloy has additional borrowing capacity under the RA DIP ABL Facility and its German subsidiary’s €50 million nonrecourse factoring facility (the “Factoring Facility”). Interest costs related to this indebtedness, together with the dividends on the Redeemable Preferred Stock (which is also subject to compromise as of December 31, 2017), are substantial. The RA DIP Financing Facility, Senior Secured Notes, Factoring Facility and Redeemable Preferred Stock contain, and the instruments governing our other future indebtedness may contain, certain customary restrictions, covenants, and provisions for mandatory repayment upon the occurrence of certain events, and provisions for events of default that will require us, Real Alloy or other acquired entities to satisfy certain financial tests and maintain certain financial ratios, restrict the ability to engage in specified types of transactions, and otherwise limit the distributions of funds from Real Alloy or other entities acquired in the future to us. This overall leverage and the terms of our financing arrangements could:

•	limit the ability to pay dividends or management fees, to make distributions or to repay intercompany loans, especially from Real Alloy, and future subsidiaries, to us;
•	make it more difficult to satisfy obligations under the terms of our indebtedness;
•	limit the ability to refinance this indebtedness on terms acceptable to Real Alloy, us, or at all;
•

limit the flexibility to plan for and adjust to changing business and market conditions in the industries in which we or Real Alloy operate and increase the vulnerability to general adverse economic and industry conditions;

•

require the dedication of a substantial portion of cash flow to make interest and principal payments on our indebtedness, thereby limiting the availability of cash flow to distribute to us or to fund future acquisitions, working capital, capital expenditures, business activities, and other general corporate requirements;

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

•	cause a competitive disadvantage by reducing our flexibility in responding to increased competition.

Upon the occurrence of an event of default under any such financing arrangement, the relevant lenders could assess increased interest rates, accelerate the maturity of the debt or foreclose upon any collateral securing the debt, and events of default could be triggered under other financing arrangements with cross-default provisions. In this event, we may lack sufficient funds or other resources to satisfy all of our obligations. In addition, any limitations imposed by financing agreements on our ability to incur additional debt or to take other actions could significantly impair our ability to obtain other financing. We are currently in default under our Senior Secured Notes.

Our ability to use our U.S. NOLs to offset future U.S. taxable income may be limited as a result of past events, the Real Alloy Acquisition, the financings related to the Real Alloy Acquisition, the Bankruptcy Proceedings, the RI Plan, the Real Alloy Sale, or as the result of future acquisitions, financings or other issuances or transfers of our common stock. As of December 31, 2017, we reported U.S. NOLs of approximately $960.5 million, which will begin to expire if not used before the tax year ending December 31, 2027. For accounting purposes, a valuation allowance is required to reduce our potential deferred tax assets if it is determined that it is more likely than not that all or some portion of such assets will not be realized due to the lack of sufficient taxable income. As a result of uncertainties about the timing and amount of future U.S. taxable income, we have a valuation allowance of $249.5 million recorded against our U.S. deferred tax assets as of December 31, 2017, and expect to continually review and evaluate the valuation allowance in future periods.

Our ability to fully utilize our existing U.S. NOLs could be limited or eliminated as a result of changes in U.S. federal tax laws and regulations or should we: i) be found by the Internal Revenue Service (“IRS”) to not be able to avail ourselves of Section 382(l)(5) of the Tax Code in connection with the plan of reorganization following the Fremont Bankruptcy Proceedings or with the RI Plan following the current Bankruptcy Proceedings; ii) undergo an “ownership change” as described under Section 382 of the Tax Code; iii) be deemed to have abandoned an active business; or iv) not return to profitability or be only marginally profitable in the future.

Although we cannot assure you that the IRS will agree with our position, we believe that, both as of Fremont’s emergence from its proceedings under Chapter 11 of the Bankruptcy Code through the Real Alloy Acquisition until the present time, Real Industry has met the criteria under Section 382(l)(5) of the Tax Code to be able to utilize its U.S. NOLs to offset future taxable income, if any.

Our ability to utilize our U.S. NOLs, however, will be subject to significant limitation for U.S. federal income tax purposes if, after the effectiveness of the RI Plan, the Company undergoes an “ownership change” as defined in Section 382 of the Tax Code. For this purpose, an “ownership change” is generally defined as greater than a 50% change in equity ownership by value, over a rolling three-year period. We may experience an ownership change in the future as a result of changes in our common stock ownership, which would result in a limitation on our ability to utilize our U.S. NOLs. Separately, any changes to tax rules or the interpretation of tax rules could negatively impact our ability to recognize benefits from our U.S. NOLs.

While there is no guarantee that the IRS will agree with our position, we believe that the Real Alloy Acquisition and related financings did not result in an “ownership change” for purposes of Section 382 of the Tax Code. The Company received an opinion letter (the “Section 382 Opinion Letter”) from its U.S. tax counsel, Blank Rome LLP, substantially to the effect that the Real Alloy Acquisition and related financings should not result in an “ownership change” for U.S. federal income tax purposes and that the Company should be able to use its U.S. NOLs to offset U.S. taxable income generated by Real Alloy. The Section 382 Opinion Letter is restricted to the precise terms described therein and the Company or its stockholders may engage in subsequent transactions that would result in an “ownership change.” Additionally, the Company adopted the Tax Benefit Preservation Provision in order to protect stockholder value by preserving our U.S. NOLs. There is no guarantee, however, that the Tax Benefit Preservation Provision will be effective in protecting our U.S. NOLs and other tax assets.

Further, our NOLs may be reduced as a result of the Real Alloy Sale and the resolution of the RA Chapter 11 Case to the extent of any discharge of indebtedness income or related tax attribute reduction related to cancellation of indebtedness of the Real Alloy Debtors.

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

Funding for our future acquisitions and operations following emergence from Bankruptcy Proceedings could increase our liabilities, trigger negative tax consequences or dilute, or rank preferentially to, our stockholders. Following emergence from Bankruptcy Proceedings, we intend to fund any future acquisition through a mix of our available cash, use of leveraged financing, the sale of equity securities in private placements or in registered offerings, rights offerings to existing stockholders, and debt financings. Utilizing these funding sources can result in increased debt or contingent liabilities, adverse tax consequences, substantial capital commitments, loss of some of our U.S. NOLs, or dilution. Any of these events could negatively impact our financial condition and results of operations and could cause the price of our common stock to decline.

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

Our Redeemable Preferred Stock issued as partial consideration in the Real Alloy Acquisition has superior rights to our common stock. In connection with the Real Alloy Acquisition, we issued $25.0 million, or 25,000 shares, of Redeemable Preferred Stock to Aleris Corporation (“Aleris”) to be held in an escrow to secure Aleris’ indemnification obligations in connection with the Real Alloy Acquisition. The Redeemable Preferred Stock generally has no voting rights, except, among other customary matters, for any merger (unless the Redeemable Preferred Stock remains outstanding or is purchased at the liquidation preference), or for any acquisition valued at more than 5% of the consolidated assets of the Company (so long as at least $10.0 million in aggregate principal amount of Redeemable Preferred Stock remain outstanding). We currently accrue quarterly dividends on the Redeemable Preferred Stock at a rate of 9%; after being payable in-kind for the first two years, dividends are currently payable in cash. Other than dividends or distributions payable on our common stock in shares of common stock, the Redeemable Preferred Stock ranks superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions. The Redeemable Preferred Stock could have a material impact on the rights of our common stockholders in terms of dividends, repurchases and redemptions by, or in the event of a liquidation of, the Company.

As of December 31, 2017, the liquidation value of the Redeemable Preferred Stock is $28.5 million and accrued dividends payable subject to compromise of $1.8 million. Under the RI Plan, as proposed, the holder of the Redeemable Preferred Stock will receive, in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends (as of December 31, 2017), a $2.0 million cash payment plus either a) 31% of the newly issued equity in Reorganized RELY, if stockholders vote as a class to approve the RI Plan; or b) 35% of the newly issued equity in Reorganized RELY, if the common stockholders do not vote to approve the RI Plan as a class. The holder of the Redeemable Preferred Stock has agreed to support the RI Plan pursuant to a separate agreement with the Plan Sponsor. On March 29, 2018, the Bankruptcy Court approved the RI Disclosure Statement and authorized Real Industry to solicit votes on the RI Plan pursuant to Bankruptcy Court-approved procedures. Real Industry commenced solicitation of the RI Plan on March 30, 2018.

We depend on key personnel to achieve our business and strategic objectives. As a holding company that seeks to identify, acquire and maintain operating companies with functioning management teams and operational support departments, Real Industry maintains a lean management and operations team. The size of our staff may limit the number of opportunities we may pursue in depth at any given time. In addition, we may from time to time need to consult with third-party strategic, financial, legal or other business advisors in order to assess and pursue operational matters, strategic objectives, transactions or financings, which may increase our general and administrative expense.

Further, we depend on the members of our senior management team to execute our business plan and strategy and to manage our business and day-to-day operations, including identifying, structuring, closing and monitoring business acquisitions. Our senior management team has critical industry experience and relationships that we rely upon to implement our business plan.

Our holding company organizational structure makes Real Industry largely dependent on funding from, and highly subject to the risks and uncertainties of, its operating subsidiaries. This holding company structure may not provide the benefits we expect. Real Industry is a holding company with no current business operations of its own. Beyond the companies that we have either formed or acquired, Real Industry’s only significant assets are our NOLs, our cash and our equity interests in, and our obligations from, our subsidiaries. To the extent we operate subsidiaries as stand-alone businesses and such subsidiaries are substantially larger entities than our holding company, we are subject to the business, industry, geographic, and market risks, regulations and uncertainties of such subsidiaries. The impact of these may be significant to Real Industry and could have a negative effect on our financial condition, results of operations and stock price.

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

In the future, following our emergence from the RI Chapter 11 Case, if we are unable to receive funds from our operating subsidiaries, we may not be able to fund holding company operations. As a result, we could experience a material adverse impact on our financial condition and results of operations, and result in the loss of our stockholders’ entire investment in Reorganized RELY.

U.S. tax law changes have reduced the corporate tax rate and otherwise changed the corporate tax regime, which could impose new taxes on our operations, limit certain business deductions or negatively affect the value of our deferred tax assets. In December 2017, Congress passed the Tax Cuts and Jobs Act. The legislation includes a reduction of the corporate tax rate from 35% to 21%, a one-time tax imposed at a reduced rate on un-repatriated offshore earnings, limitations on the deduction for interest expense, and immediate tax deductions for the cost of certain qualified property instead of deductions for depreciation expense over time. Additionally, the new law generally precludes the carryback of NOLs; however, there is unlimited carryover of NOLs arising from and after 2018, but these NOLs cannot offset more than 80% of taxable income. Conversely, while pre-2018 NOLs remain subject to the prior twenty-year carryover period, there is not a corresponding limit on the percentage of a company’s taxable income that can be offset by pre-2018 NOLs.

Pending legal proceedings and other contingent liabilities may impact our financial condition and results of operations, lowering our stock price, and limiting our ability to use our common stock as consideration in future transactions. Our subsidiary, SGGH, has been subject in the past to a number of lawsuits seeking monetary damages or injunctive relief and it has potential other contingent liabilities, including repurchase claims, which relate to Fremont’s prior businesses and are presented in discontinued operations. For a summary of our material legal proceedings, see “Legal Proceedings” in Note 23—Commitments and Contingencies in the notes to consolidated financial statements, included in Part IV, Item 15 of this Annual Report. Additional litigation may be filed against us, or our subsidiaries, or disputes may arise in the future concerning matters involving the discontinued operations. We and SGGH have been and intend to continue to vigorously defend ourselves in all legal proceedings in which we are involved, however, the outcome of litigation and other legal matters is always uncertain and could materially adversely affect our liquidity, financial condition and results of operations. Furthermore, the costs to defend SGGH or the Company in these matters may be significant. In turn, these could have a material impact on the price of our common stock, which may limit our ability to utilize our common stock as consideration for potential future acquisitions and other transactions in which we may engage.

SGGH is subject to residential mortgage-backed securities defense, indemnity and contribution claims. In connection with residential mortgage-backed securities offerings (“RMBS Offerings”) involving loans originated by one of Fremont’s subsidiaries, Fremont Investment & Loan (“FIL”), either or both of FIL and its subsidiary entered into mortgage loan purchase agreements, underwriting agreements, and indemnification and contribution agreements, which contained various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS Actions”), where neither FIL, nor its subsidiary, are a named defendant. FIL and its subsidiary have received demands for defense, indemnity and contribution from defendants in various RMBS Actions. Each of these demands has been rejected as we believe the demanding parties are being sued for conduct not chargeable to FIL or its subsidiary. There is no assurance that FIL or its subsidiary will not be named as a defendant in additional RMBS Actions or receive additional demands for defense, indemnity and contribution. We intend to vigorously defend any claims seeking defense, indemnity or contribution, but we cannot presently predict whether such claims will be pursued or what the outcome would be. However, if the investment banks suffer losses in connection with RMBS Actions and successfully pursue claims against FIL, its subsidiary or SGGH, this could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Our data and information systems and network infrastructure may be subject to hacking or other cyber-security threats, giving unauthorized persons access to and the ability to misappropriate our customer data, and proprietary business information. In our operations, we store and transmit proprietary information for ourselves and for our customers. We have offices, operations and employees in various locations throughout the U.S., Europe, Canada and Mexico. Our operations are dependent upon the connectivity and continuity of our facilities and operations. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information or an interruption of our networks that has the potential to significantly interfere with and disrupt our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation, and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, although we attempt to validate the security of such services, because of vendors that use cyber or “cloud” storage of information as part of their service or product offerings, our proprietary information may be misappropriated by third-parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures and our attractiveness as a business partner could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

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

Risks Related to Real Alloy

As noted above, following the Real Alloy Sale, which was approved by the Bankruptcy Court on March 29, 2018 and is expected to close in the second quarter of 2018, we will not have an economic interest in the Real Alloy business. As a result, the risk factors discussed below may not impact Real Industry, nor may they reflect risks that Real Alloy may face in the event of a failed Real Alloy Sale. The main risks Real Alloy has faced in the past, at the time of the filing of the RA Chapter 11 Case, and during the pendency of the Bankruptcy Proceedings may differ significantly from the risks that Real Alloy may face following emergence from the Bankruptcy Proceedings.

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

Real Alloy requires substantial capital investments that it may be unable to fulfill. The loss of certain members of the management team of Real Alloy may have an adverse effect on its operating results. The operations of Real Alloy are capital intensive. During the years ended December 31, 2017, 2016 and 2015, the amount was approximately $23.8 million, $30.8 million and $34.2 million, respectively, including $26.0 million spent under Real Industry’s ownership in the year ended December 31, 2015. Real Alloy may not generate sufficient operating cash flows and its external financing sources may not be available in amounts sufficient to enable it to make anticipated capital expenditures, service or refinance indebtedness or fund other liquidity needs. If Real Alloy is unable to make upgrades or purchase new equipment, its financial condition and results of operations could be affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality, and other competitive influences.

Changes in tariffs or other trade restrictions may increase our operating costs, and therefore decrease our gross margins. In March 2018, in connection with the findings of the U.S. Commerce Department under Section 232 of the Trade Expansion Act of 1962, by Presidential Proclamation, the U.S. imposed tariffs of 10% on certain aluminum articles imported into the United States. Until May 1, 2018, there is a temporary exemption for products of Australia, Argentina, South Korea, Brazil and E.U.-member countries, and there are no assurances that this exemption will continue. Further, the U.S. government has indicated that tariffs may be amended in the case of countries with whom the U.S. has a “security relationship.” While unknown at this time, there are likely to be exclusions granted to the aluminum tariffs. Although these tariffs and other trade restrictions on imported aluminum, may have a positive impact on U.S. prime aluminum, primary based alloy and secondary based alloy producers, it is too early to determine the impact, if any, of any such action on our sales, competition and customers.

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

If Real Alloy were to lose order volumes from any of its largest customers, its revenues, earnings, and cash flows could be reduced. Real Alloy is exposed to risks related to customer concentration. Its ten largest customers were responsible for approximately 53%, 46% and 58% of its volume invoiced for the years ended December 31, 2017, 2016 and 2015, with no customer accounting for more than 10% in 2017, one customer accounting for approximately 12% in 2016, and one customer accounting for approximately 13% of those volumes in 2015. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect the financial condition and results of operations of Real Alloy by lowering sales volumes and lowering profitability. In addition, Real Alloy’s strategy of having dedicated facilities and arrangements with customers subject it to the inherent risk of increased dependence on a single or a few customers with respect to these facilities. In such cases, the loss of such a customer, or the reduction of that customer’s business at one or more of its facilities, could negatively affect its financial condition and results of operations, and Real Alloy may be unable to timely replace, or replace at all, lost order volumes. Certain Real Alloy customers have decided to reduce their dependence on single suppliers and have reduced the volume of their orders from Real Alloy. In addition, several of Real Alloy’s customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to Real Alloy in the last ten years. Similar incidents in the future would adversely impact the financial condition and results of operations of Real Alloy.

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

Real Alloy has been shaped by acquisitions, including the Beck Acquisition, and divestitures under former owners, and we will continue to evaluate future acquisitions and divestitures. Future acquisitions or divestitures may not be successful, which could adversely affect Real Alloy’s financial condition. The future financial performance and success of Real Alloy will depend in part on its ability to successfully implement its business strategy on a stand-alone basis. Part of the business strategy for Real Alloy has been the opportunistic pursuit of strategic acquisitions and dispositions. However, there can be no assurance that any such growth efforts will be successful, or that if successful, Real Alloy will be able to effectively manage expanded or acquired operations. The ability of Real Alloy to achieve its expansion and acquisition needs and objectives and to effectively manage its growth depends on numerous risks commonly encountered in business combinations, including the following:

•	its ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;
•	the ability to integrate new businesses into Real Alloy’s operations;
•	the availability of capital on acceptable terms to finance acquisitions (including in light of the terms of the indebtedness incurred during the Bankruptcy Proceedings);
•	the ability to generate the cost savings or synergies anticipated;
•	the inaccurate assessment of undisclosed liabilities;
•	increasing demands on Real Alloy’s operational systems; and
•	the amortization of acquired intangible assets.

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

Risks Related to Our Common Stock

In connection with the RI Plan, existing common stockholders face substantial dilution. The RI Plan provides for our common stockholders, in the aggregate, to receive 16% of the outstanding equity in the reorganized Company, following confirmation and effectiveness of the RI Plan. This percentage increases to 20% if the common stockholders vote to approve the RI Plan. The sponsor of the RI Plan will purchase 49% of the equity of the reorganized company for $17.5 million, less the repayment of the RI DIP Financing Facility. The remaining 31% or 35% of the outstanding equity in Reorganized RELY will be issued to the holder of the Redeemable Preferred Stock, who has agreed, pursuant to a separate agreement with the Plan Sponsor, to support the RI Plan and accept reduced recovery on its mandatory redemption obligation, in order to secure the Company’s emergence from the RI Chapter 11 Case.

Trading in our securities during the pendency of our Chapter 11 Case is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished and, if the RI Plan, or a comparable plan, is not approved, existing equity holders may receive no value in respect of their equity interests. On the Petition Date, the Company received written notice from the Listing Qualifications Department of the Nasdaq stating that in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock would be delisted from Nasdaq. On November 28, 2017, the Company’s common stock was removed from listing and registration on Nasdaq and began trading on the OTC Pink Sheets under the symbol “RELYQ” thereafter. The delisting by the NASDAQ could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock.

The RI Plan provides, among other things, that upon our emergence from bankruptcy, our existing common stock will be canceled, and the holders of our existing common stock will receive 16% of the newly issued equity in Reorganized RELY if they do not vote to accept the RI Plan as a class, with such percentage increasing to 20% if they vote to approve the RI Plan as a class. If the RI Plan is confirmed by the Bankruptcy Court, upon emergence, shares of Reorganized RELY’s common stock may be subject to further dilution due to subsequent capital raising activities. Additionally, the RI Plan may not be confirmed by the Bankruptcy Court, in which case, there is a material chance that the existing shareholders will receive little or no distribution in our Chapter 11 Case. Accordingly, any trading in shares of our common stock during the pendency of the Chapter 11 Case is highly speculative.

Following our expected emergence from our Chapter 11 Case, there may not be an established market for shares of Reorganized RELY common stock, which means there are uncertainties regarding the prices and terms on which holders could dispose of their shares, if at all. No established market exists for the new common stock of Reorganized RELY (the “Reorganized RELY common stock”) to be issued pursuant to the RI Plan. We cannot provide any assurance that the Reorganized RELY common stock will be publicly tradable at any time after the effective date of the RI Plan. If no public market for the Reorganized RELY common stock develops, holders of such common stock may have difficulty selling or obtaining timely and accurate quotations with respect to such securities. There cannot be any assurance as to the degree of price volatility or liquidity in any market that develops for the Reorganized RELY common stock.

We and our predecessors have not paid cash dividends since 2006 and do not intend to pay cash dividends on our common stock in the foreseeable future. We are a holding company that does not operate any business that is separate from those of our subsidiaries. We are therefore dependent on our subsidiaries for any funds from which to pay dividends. We and our predecessors have not paid a dividend on our common stock since the fourth quarter of 2006. As a result of the Chapter 11 Cases we are currently prohibited from paying dividends.

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

In connection with the RI Chapter 11 Case, the Company obtained additional protections for the NOLs. The trading order requires prior notice to the Bankruptcy Court of certain transfers of beneficial ownership in the Company’s equity securities by persons who hold 4.5% of the outstanding common stock of the Company or any shares of Redeemable Preferred Stock, or by persons who would own over such levels upon such transfer. The trading order also imposes certain procedures on holders of 50% or more of any class of the Company’s equity securities to report such status and to provide advance notice of planned tax deductions based on the worthlessness of such stock. This trading order serves to limit certain sales or purchases of the Company’s common or preferred equity or other actions that could reduce or eliminate the value of any NOLs under existing Section 382 of the Tax Code. Any transfers of shares or declarations of worthlessness in violation of the procedures in the trading order are null and void ab initio.  Under the currently contemplated RI Plan, a new Rights Agreement will be adopted on substantially the same terms as the current Rights Agreement, provided that it will be updated to refer to the shares of Reorganized RELY common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Real Alloy leases approximately 20,000 square feet of office space in Beachwood, Ohio for its principal executive and administrative offices, which lease expires in 2023, and which, as of December 31, 2017, also serves as Real Industry’s principal executive and administrative offices. Real Alloy’s principal European corporate office is located at its manufacturing facility in Grevenbroich, Germany. As of the Petition Date, Real Alloy operated twenty-seven facilities, most of which operated twenty-four hours a day, seven days a week. Real Alloy’s production and manufacturing facilities, as of March 29, 2018, are listed below by reportable segment:

Reportable Segment	Location	Title	Lease Expiration
Real Alloy North America
	Steele, Alabama	Owned
	Goodyear, Arizona	Leased	2021
	Post Falls, Idaho	Owned
	Chicago Heights, Illinois	Owned
	Wabash, Indiana(1)	Owned
	Morgantown, Kentucky	Owned
	Coldwater, Michigan(1)	Owned
	Saginaw, Michigan(2)	Owned
	Elyria, Ohio	Owned
	Macedonia, Ohio	Owned
	Rock Creek, Ohio	Owned
	Sapulpa, Oklahoma	Owned
	Lebanon, Pennsylvania(2)	Owned
	Loudon, Tennessee	Owned
	Houston, Texas(2)	Leased	2030
	Bens Run, West Virginia(2)	Owned
	Friendly, West Virginia	Owned
	Mt. Pleasant, Wisconsin(2)	Leased	2021
	Mississauga, Canada	Owned
	Monclova, Mexico	Owned
Real Alloy Europe
	Deizisau, Germany	Owned
	Grevenbroich, Germany	Owned
	Töging, Germany	Owned
	Raudsand, Norway	Owned
	Romsdal, Norway	Owned
	Swansea, Wales	Leased	2030

(1)	Two facilities at this location.
(2)	Facility idled.

Item 3.     Legal Proceedings

In addition to the Chapter 11 Cases, Real Industry, Real Alloy and SGGH are currently defendants in various legal actions and asserted claims arising in the normal course of business, and in connection with the prior businesses and operations of Fremont and its subsidiaries. We may become involved in new litigation matters from time to time in the future, in the ordinary course of business, and could incur legal and related costs concerning such litigation. From time to time, we may determine to settle some or all of the cases in which we are involved, regardless of the assessment of our legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of any cases, the number of cases that are in trial or about to be brought to trial, and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. For information concerning material litigation actions and proceedings against the Company, see the information set forth under “Legal Proceedings” in Note 23—Commitments and Contingencies and Note 3—Liquidity and Bankruptcy Proceedings in the notes to consolidated financial statements, included in Part IV, Item 15 of this Annual Report, which is incorporated herein by reference.

Item 4.     Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded on the Nasdaq under the symbol “RELY” until November 28, 2017 and on the OTC Pink Sheets under the symbol “RELYQ” thereafter. The following table sets forth prices of the high and low completed trades of the Company’s common stock as reported on the Nasdaq and OTC Pink Sheets during each quarter in the years ended December 31, 2017 and 2016:

	2017		2016
	High	Low	High	Low
First Quarter	$6.43	$2.55	$8.80	$5.30
Second Quarter	3.50	1.90	9.63	6.57
Third Quarter	3.00	1.55	9.29	5.86
Fourth Quarter	1.95	0.19	6.70	5.30

On March 29, 2018, there were 341 registered stockholders and the last reported trade of our common stock on the OTC Pink Sheets was $0.31 per share.

As discussed in detail in the Explanatory Note, and elsewhere in this document, Real Industry is operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions and orders of the Bankruptcy Code. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of such securities in the Bankruptcy Proceedings.

Dividends

There were no cash dividends declared on Real Industry’s common stock during the years ended December 31, 2017, 2016 and 2015. Prior to the Petition Date, the decision whether to pay dividends or not was made by the Board and was dependent on the earnings of Real Industry, management’s assessment of future capital needs, and other factors. Neither the Company, nor its predecessor, has paid a dividend since the fourth quarter of 2006. While operating as a debtor-in-possession, any cash dividends on Real Industry’s common stock is subject to Bankruptcy Court approval, which we do not expect to seek nor receive. As a result of the Chapter 11 Cases we are currently prohibited from paying dividends.

The terms of the Redeemable Preferred Stock issued in connection with the Real Alloy Acquisition provide for the payment of quarterly dividends. These dividends were 7% for the first eighteen months after the issue date; increased to 8% in August 2016 for the following twelve months; and increased to 9% in August 2017. Dividends were payable in-kind for the first two years following issuance, and thereafter were to be paid in cash or accrued beginning in 2017. Other than dividends or distributions payable on our common stock in shares of common stock, the Redeemable Preferred Stock will rank superior to our common stock in the payment of accrued and accumulated dividends, declaration and payment of new dividends and distributions, and making of redemptions. Under the RI Plan as proposed, the holder of the Company’s Redeemable Preferred Stock, who has agreed, under a separate agreement with the Plan Sponsor, to vote in favor of the RI Plan, will receive in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends, a $2.0 million cash payment plus either a) 31% of the newly issued equity in Reorganized RELY if common stockholders vote as a class to approve the RI Plan; or b) 35% of the newly issued equity in Reorganized RELY if the common stockholders do not vote to approve the RI Plan as a class.

Stock Performance Graph

The following Stock Price Performance Graph includes comparisons required by the Commission. The graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Real Industry filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The graph below compares cumulative total return (i.e., change in stock price plus reinvestment of dividends on Real Industry common stock) measured against the five-year cumulative total return of the Russell 2000 Index™ and the S&P 600 Materials Index™ from December 31, 2012 through December 31, 2017. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

Comparison of Five-Year Total Returns Among

Real Industry, Inc., the Russell 2000 Index

and the S&P 600 Materials Index

400
350
300
250
200
150
100
50
0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
RELY/RELYQ
Russell 2000
S&P 600 Materials

Equity Compensation Plan Information

The following table sets forth the number of shares of our common stock subject to outstanding common stock options, warrants and stock rights, the weighted average exercise price of outstanding common stock options, warrants and stock rights, and the number of shares remaining available for future award grants under our equity compensation plans (“Equity Plans”) as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Common Stock Options, Warrants and Stock Rights (a)	Weighted Average Exercise Price of Outstanding Common Stock Options, Warrants and Stock Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity Plans approved by security holders	608,577	$7.06	861,222
Equity Plans not approved by security holders	—	—	—
	608,577	$7.06	861,222

Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s equity securities during the year ended December 31, 2017, which resulted from the net settlement of a vesting restricted common stock award:

Maximum Number
			Number of Shares	of Shares that May
	Number of		Purchased as Part of	Yet Be Purchased
	Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs
January 1—January 31	—	$—	—	—
February 1—February 28	—	—	—	—
March 1—March 31	—	—	—	—
April 1—April 30	—	—	—	—
May 1—May 31	—	—	—	—
June 1—June 30	5,909	2.80	—	—
July 1—July 31	—	—	—	—
August 1—August 31	—	—	—	—
September 1—September 30	—	—	—	—
October 1—October 31	—	—	—	—
November 1—November 30	—	—	—	—
December 1—December 31	—	—	—	—

Tax Benefit Preservation Provision and Rights Agreement

In order to preserve valuable tax attributes following emergence from the Fremont Bankruptcy Proceedings in June 2010, restrictions were included in our Amended and Restated Bylaws on transfers of Real Industry common stock. Unless approved by the Board, any attempted transfer of Real Industry common stock is prohibited and void to the extent that, as a result of such transfer (or any series of transfers) i) any person or group of persons shall become a 4.9% holder of Real Industry common stock or ii) the ownership interests of any “5% holder” (as defined in Section 1.382‑2T(g) of the Tax Code) shall be increased or decreased. Persons wishing to become a 4.9% (or existing 5% holders wishing to increase or decrease their percentage ownership) must request a waiver of the restriction from Real Industry, and the Board may grant a waiver in its sole discretion. The Tax Benefit Preservation Provision is meant to reduce the potential for a “change of control” event, which, if it were to occur, would have the effect of limiting the amount of U.S. NOLs available for use in a particular year.

Attempts to acquire control of the Company may be discouraged, delayed or prevented by the Rights Agreement, which was adopted to protect the value of our U.S. NOLs. Pursuant to our Restated and Amended Rights Agreement, ten whole rights will attach to each share of common stock outstanding. Each right entitles the registered holder to purchase from Real Industry a unit consisting of one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of Real Industry at a purchase price of $0.35 per unit, subject to adjustment. The rights do not become exercisable until the earlier to occur of: (i) 10 business days following a public announcement that a person or group has acquired beneficial ownership of 5% or more of outstanding Real Industry common stock (any such person or group is referred to as an acquiring person), or (ii) 10 business days (or a later date as determined by the Board) following the commencement of a tender offer or exchange offer that would result in a person or entity becoming an acquiring person. Our Restated and Amended Rights Agreement is designed to prevent an “ownership change” within the meaning of Section 382 of the Tax Code and thereby preserve our ability to utilize our U.S. NOLs.

In connection with the RI Chapter 11 Case, the Company obtained additional protections for the NOLs. The trading order requires prior notice to the Bankruptcy Court of certain transfers of beneficial ownership in the Company’s equity securities by persons who hold 4.5% of the outstanding common stock of the Company or any shares of Redeemable Preferred Stock, or by persons who would own over such levels upon such transfer. The trading order also imposes certain procedures on holders of 50% or more of any class of the Company’s equity securities to report such status and to provide advance notice of planned tax deductions based on the worthlessness of such stock. This trading order serves to limit certain sales or purchases of the Company’s common or preferred equity or other actions that could reduce or eliminate the value of any NOLs under existing Section 382 of the Tax Code. Any transfers of shares or declarations of worthlessness in violation of the procedures in the trading order are null and void ab initio.

Under the currently proposed RI Plan, a new Rights Agreement is expected to be adopted on substantially the same terms as the current Rights Agreement, updated to reflect the share count of Reorganized RELY common stock. Furthermore, as set forth in the currently contemplated RI Plan, which remains subject to Bankruptcy Court approval, we intend to include provisions substantially identical to the Tax Benefit Preservation Provision from our Amended and Restated Bylaws in the Amended and Restated Certificate of Incorporation for Reorganized RELY to be adopted in connection with the emergence of Real Industry from its Chapter 11 Case.

Item 6.     Selected Financial Data

	As of or for the Year Ended December 31,
(Dollars in millions, except share and per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data:
Operating revenues	$1,346.4	$1,249.7	$1,145.6	$2.1	$5.3
Operating profit (loss)	$(84.5)	$(64.7)	$10.2	$(8.4)	$(7.7)
Loss from continuing operations	$(120.8)	$(103.2)	$(31.7)	$(0.1)	$(14.2)
Earnings (loss) from discontinued operations, net of income taxes	$—	$0.6	$24.9	$5.5	$4.2
Net earnings (loss) attributable to Real Industry, Inc.	$(121.7)	$(102.9)	$(6.9)	$5.5	$(10.0)
Dividends on Redeemable Preferred Stock, in-kind	$—	$(2.0)	$(1.5)	$—	$—
Dividends on Redeemable Preferred Stock, in cash or accrued	$(2.4)	$—	$—	$—	$—
Accretion of fair value adjustment to Redeemable Preferred Stock	$(3.6)	$(1.0)	$(0.8)	$—	$—
Net earnings (loss) available to common stockholders	$(127.7)	$(105.9)	$(9.2)	$5.5	$(10.0)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(4.41)	$(3.68)	$(0.35)	$—	$(1.11)
Earnings (loss) from discontinued operations	—	—	—	0.41	0.32
Basic and diluted earnings (loss) per share	$(4.41)	$(3.68)	$(0.35)	$0.41	$(0.79)
Weighted average shares outstanding	28,968,363	28,719,098	26,657,832	13,403,083	12,836,071
Cash dividends per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$24.9	$27.2	$35.7	$61.9	$47.8
Total assets	$592.1	$645.5	$700.9	$121.7	$90.1
Total stockholders' equity (deficit)	$(80.9)	$34.5	$142.4	$85.6	$49.9
RA DIP Financing Facility, net	$103.9	$—	$—	$—	$—
Long-term obligations (including current portion):
Senior Secured Notes and Roll Up DIP Term Notes (subject to compromise as of December 31, 2017)	$305.0	$—	$—	$—	$—
Long-term debt	8.0	356.5	314.4	—	—
Redeemable Preferred Stock	28.5	24.9	21.9	—	—
Total long-term obligations	$341.5	$381.4	$336.3	$—	$—
Other Financial Data:
Net cash provided by (used in):
Operating activities	$(12.9)	$9.3	$93.2	$(14.0)	$22.8
Investing activities	(24.4)	(54.5)	(473.3)	2.9	8.7
Financing activities	36.7	35.0	358.0	26.0	(34.5)
Foreign currency impact	0.7	(0.4)	(0.3)	—	—
Total increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$0.1	$(10.6)	$(22.4)	$14.9	$(3.0)
Expense (income) from change in fair value of common stock warrant liability	$(4.4)	$(2.4)	$1.5	$(3.7)	$6.9
Depreciation and amortization	$45.1	$48.6	$32.5	$0.1	$—
Goodwill impairment	$33.6	$61.8	$—	$—	$—
Capital expenditures	$23.8	$30.8	$26.0	$0.1	$—
U.S. net operating loss tax carryforwards	$960.5	$916.0	$871.8	$895.0	$890.5
Operating Information:
Volume of aluminum invoiced:
Tolling arrangements	589.3	591.7	551.5	N/A	N/A
Buy/sell arrangements	570.5	564.7	455.5	N/A	N/A
Total volume invoiced	1,159.8	1,156.4	1,007.0	N/A	N/A

As described throughout this Annual Report, during the year ended December 31, 2017, Real Industry and certain direct and indirect wholly owned subsidiaries filed for voluntary protection under Chapter 11 of the Bankruptcy Code. Prepetition liabilities deemed under-secured, including certain short- and long-term debt obligations, are reported as liabilities subject to compromise as of December 31, 2017. Subsequent to December 31, 2017, the Chapter 11 Cases have progressed to a stage where the Company currently expects that significant changes in the organization, structure and operations of Real Industry will be finalized in 2018. As such, the historical results of operation and business condition described herein will likely be materially different for the fiscal year ended December 31, 2018.

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

Overview

As discussed in detail in the Explanatory Note, which precedes Part I of this Annual Report, Real Industry and Real Alloy are operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Real Industry, formerly known as Signature Group Holdings, Inc., is a Delaware holding company that has historically operated through subsidiaries. Prior to the Petition Date, our business focus was identifying acquisition opportunities and supporting the performance of our primary subsidiary, Real Alloy, a global leader in aluminum recycling, and to make acquisitions of additional operating companies. On March 29, 2018, the Bankruptcy Court approved the Real Alloy Debtors’ entry into an Asset Purchase Agreement for the sale of the Real Alloy Debtors’ assets. Under the terms of the Asset Purchase Agreement, Real Industry will no longer have any economic interest in the Real Alloy business’ operations. The sale is expected to close in the second quarter of 2018.

As of the date of the filing of this Annual Report, we expect the Company to emerge from the RI Chapter 11 Case in 2018. The RI Disclosure Statement discloses that, upon emergence from bankruptcy, the Company expects, with the financial support of the Plan Sponsor, to continue executing its business strategy of identifying and acquiring controlling interests in operating companies.

The Company’s consolidated financial statements included in this Annual Report and MD&A present the Company’s financial condition and results of operations by i) reportable segment (RANA and RAEU), ii) Corporate and Other, and iii) discontinued operations. As a result of the Real Alloy Acquisition in 2015, we are only reporting the results of our reportable segments for the period from February 27, 2015 to December 31, 2015, or approximately ten months, under the reference points described as “for the year ended December 31, 2015.” As noted previously, subsequent to December 31, 2017, the Chapter 11 Cases have progressed to a stage where the Company currently expects that significant changes in the organization, structure and operations of Real Industry will be finalized and occur in 2018. As a result of the risks and uncertainties associated with our Chapter 11 Cases as described in Item 1A, “Risk Factors,” our business could be significantly different following the outcome of the Bankruptcy Proceedings, and the description of our operations, properties and business included in this Annual Report may not accurately reflect our operations, properties and business following the resolution of the Chapter 11 Cases.

Our Segments—RANA and RAEU

Real Alloy North America (RANA)

Our RANA segment includes aluminum melting, processing, recycling, and alloying activities conducted in twenty-one facilities located in the U.S., Canada and Mexico. This segment’s operations convert aluminum scrap and dross (a by-product of melting aluminum) in combination with other alloying agents, hardeners, or other additives, as needed, to produce recycled aluminum alloys with chemical compositions and specific properties, including increased strength, formability and wear resistance, as specified by customers for their particular applications. RANA services customers serving end-uses related to automotive, consumer packaging, construction, transportation and steel. We estimate that approximately 54%, 55% and 54% of RANA’s invoiced sales volume was used in automotive applications in the years ended December 31, 2017, 2016 and 2015, respectively. A significant percentage of this segment’s volume is sold through tolling arrangements, in which RANA converts, for a fee, customer-owned aluminum scrap and dross and returns the recycled metal in ingot or molten form to these same customers. The remainder of RANA’s volume is sold under buy/sell arrangements with our customers whereby aluminum scrap is purchased from third-parties and we convert that material to our customers’ specifications and deliver it in ingot or molten form. Buy/sell arrangements have a much more significant impact on reported revenues and cost of sales compared to tolling arrangements, as the cost of the third-party aluminum scrap purchases is included in both revenues and cost of sales.

Real Alloy Europe (RAEU)

We are a leading European recycler of aluminum scrap and magnesium through our RAEU segment. Similar to RANA, this segment’s operations primarily convert aluminum scrap, dross and other alloying agents as needed and deliver recycled metal in ingot or molten form to customers from six facilities located in Germany, Norway and Wales, along with a small magnesium recycling operation. RAEU supplies the European automobile industry, which we estimate represented approximately 54%, 67% and 72% of this segment’s invoiced sales volume in the years ended December 31, 2017, 2016 and 2015, respectively, and other aluminum producers and manufacturers serving other European aluminum industries. Also similar to RANA, RAEU services its customer via tolling and buy/sell arrangements.

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

Critical Measures of Our Financial Performance

We measure the financial performance of our operating segments, and in particular our CODM’s measure of profitability, by reference to Segment Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, excluding items of a nonoperational nature that may include unrealized and certain realized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, management fees, and certain other gains and losses. Segment Adjusted EBITDA is evaluated by management in both gross dollars and on a per tonne basis. Although the business operations of our two operating segments are largely similar, the geographical competitive dynamics impact overall segment performance, including volume, tolling and buy/sell mix, and scrap spread performance as described below. See “Non-GAAP Financial Measures” below for a further discussion of our use of non-GAAP financial measures.

The financial performance of our operating segments, and in particular our CODM’s measure of profitability, Segment Adjusted EBITDA, is the result of several factors, the most critical of which includes:

•	Volumes invoiced;
•	Tolling and buy/sell percentages; and
•	Scrap spreads.

Revenues is not a meaningful measure of financial performance or profitability as the buy/sell portion of Real Alloy’s business has a more significant impact on reported revenues and cost of sales compared to tolling arrangements, which only includes processing fees and conversion costs. Rather, two of the most important drivers of financial performance for Real Alloy are the volume of metal processed and invoiced, and the mix of that volume between tolling and buy/sell arrangements. Increased production volume will normally result in lower per unit costs, while higher invoiced volumes will normally result in additional revenue and associated gross profit. Increased processing under tolling arrangements results in lower revenues and generally higher gross profit margins compared to buy/sell arrangements. Tolling arrangements also reduce exposure to the risk of changing metal prices and working capital requirements. Although tolling agreements are beneficial in these ways, the percentage of Real Alloy’s capacity under these arrangements is limited by the amount of metal their customers own and the extent to which they are willing to enter into such arrangements.

Gross profit and gross margins are impacted by scrap spreads, as well as the fees charged to customers to process their metal, and conversion costs. Scrap spreads represent the difference between the cost of purchased aluminum scrap and the price of secondary metal produced and sold. An increase in scrap prices does not have a negative impact on margins, provided that secondary alloy prices have increased at a similar rate. Real Alloy strives to maximize its scrap spreads by utilizing all grades of aluminum scrap and optimizing metal blends and recovery rates. Aluminum scrap prices tend to be determined regionally and are typically impacted by supply and demand dynamics. While aluminum scrap and secondary aluminum alloy prices may trend in a similar direction as primary aluminum prices, the extent of price movements is not highly correlated in the short-term and the sales price for secondary alloy may lag changes in scrap prices. Real Alloy’s financial results have been significantly impacted by a steady decline in scrap spreads in North America, which began in early 2015 and bottomed out in early 2017, roughly correlating to the decrease of secondary alloy prices. Secondary alloy prices rose for the third consecutive quarter in 2017 and have risen at a faster rate than indicative scrap prices during the period as well, resulting in an improved scrap spread environment, which is now near historical averages. While the scrap spread environment improved in the second half of 2017, the Company’s actual results for that period reflect the impact of certain operating issues at specific plants of RANA during the third quarter and the impact of the bankruptcy filing of certain RANA entities during the fourth quarter.

Critical Accounting Policies and Estimates

Our accounting and reporting policies provide for our financial statements to be prepared and presented in accordance with GAAP and are fundamental to understanding our consolidated financial statements and this MD&A. Several of our policies are critical as they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and affect the reported amount of assets, liabilities, revenues and costs included in the consolidated financial statements. Circumstances and events that differ significantly from those underlying our estimates, assumptions, and judgments could cause the actual amounts reported to differ significantly from these estimates. These policies govern the following areas and are described below:

i.	Revenue recognition;
ii.	Inventories;
iii.	Impairment of long-lived assets;
iv.	Environmental and asset retirement obligations;
v.	Pension benefits;
vi.	Deferred tax asset valuation;
vii.	Goodwill;
viii.	Intangible assets; and
ix.	Liabilities subject to compromise.

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

We consider these factors quarterly and may test more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset, or asset group, to its carrying value. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent on cash flows of other assets. If cash flows cannot be separately and independently identified for a single asset, management will determine, for the asset group for which cash flows can be identified and projected, if an impairment has occurred. If these undiscounted cash flows are less than their respective carrying values, an impairment charge is recognized to the extent the carrying values exceed estimated fair values. Although third-party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires management to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates, which require significant judgment. The occurrence of certain events, including changes in economic and competitive conditions, could impact cash flows eventually realized and our ability to accurately assess whether an asset is impaired.

As a result of the Chapter 11 Cases, we determined that a triggering event had occurred. As a result of our impairment analysis, a $40.5 million of impairment on property, plant and equipment was recognized in the year ended December 31, 2017. The estimated fair value of the property, plant and equipment, as of December 31, 2017, was determined based on an analysis of the value in-use and the value in-exchange of the property, plant and equipment. Upon determining these values, an obsolescence factor to be applied to the value in-use was then calculated based upon the Level 3 input of the stalking horse bid to determine the amount of impairment to property, plant and equipment.

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

Pension benefits

Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions that include an assumed discount rate, an expected rate of return on plan assets, pension increase and turnover. These assumptions require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets, pension increases and turnover are based upon historical returns, increases and turnover, and future expectations for these assumptions. See Note 15—Employee Benefit Plans in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for more information about the assumptions used to determine the pension benefit obligation as of December 31, 2017.

As of December 31, 2017, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $4.7 million in accrued pension benefits, and a $4.7 million increase in the actuarial gain for the period. A decrease in the discount rate of 0.5% as of December 31, 2017, assuming inflation remains unchanged, would result in an increase of $5.4 million in accrued pension benefits, and a $5.4 million decrease in the actuarial gain for the period.

The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.

Deferred tax asset valuation

Deferred tax assets and liabilities are recognized for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and NOLs. As of December 31, 2017 and 2016, we had deferred tax assets of $267.6 million and $416.5 million, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, and future reversals of existing taxable temporary differences. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements, and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

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

Goodwill

As a result of acquisitions, we have historically carried goodwill. In business combinations, goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Accounting for acquired goodwill in accordance with GAAP requires significant judgment with respect to the valuation of acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in business combinations. Goodwill is not amortized, rather, it is evaluated for impairment on an annual basis, or more frequently when a triggering event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such impairment evaluations compare the reporting unit’s estimated fair value to its carrying value.

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, discount rates and a terminal multiple. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by its fair value. There are widely accepted valuation methodologies, such as the market approach (earnings multiples and/or transaction multiples) and income approach (discounted cash flow approaches or “DCF”), and guideline public company approach (“GPC”) that are used to estimate the fair value of reporting units. We utilize both the DCF and GPC methodologies and consider a number of factors, including actual operating results, future business plans, economic projections, and market data. Because of the significant judgment used in determining the estimated fair value of our reporting units and the material balances of our goodwill and identifiable intangible assets, we have identified estimating the fair value of our reporting units as a critical accounting estimate.

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

In the first quarter of 2017, the Company early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) on a prospective basis. ASU 2017-04 removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amendment is applied on a prospective basis, and as such Step 2 was applied as appropriate in 2016.

In step one of the goodwill impairment analysis (quantitative analysis), the fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in net working capital, and the appropriate discount rates.

In developing the discounted cash flow analysis, assumptions about the revenue growth rate, operating profit margin percentage, capital expenditures, and changes in net working capital reference our annual operating plan and long-term strategic plan for each of the Company’s reporting units, but also reflect the best available information at that time and, as appropriate, reflect market participant assumptions if such amounts might differ from the Company-specific assumptions for each of the Company’s reporting units.

Discount rate assumptions for each reporting unit are the weighted average cost of capital derived using both known and estimated customary market metrics and take into consideration management’s assessment of risks inherent in the future cash flows of the respective reporting unit.

For goodwill impairment tests prior to 2017, the estimated fair value of the reporting unit was compared to the book value of its net assets. If the estimated fair value of the reporting unit was less than the book value of the net assets of the reporting unit, an impairment loss was possible and a more refined measurement of the impairment loss took place. This is the second step of the goodwill impairment testing (Step 2), in which management may use market comparisons and recent transactions to assign the fair value of the reporting unit to all of the assets and liabilities of that unit. The valuation methodologies in both steps of goodwill impairment testing use significant estimates and assumptions. Management evaluates the merits of each significant assumption and the overall basket of assumptions used to determine the fair value of the reporting unit.

We initiated a goodwill impairment test as of September 30, 2017, as we determined that a triggering event existed within the RANA operating segment. Similar to 2016, both in conducting this test for the RANA segment, as well as in conducting our annual goodwill impairment test for the RAEU operating segment, we utilized a combination of DCF and GPC approaches to estimate the fair value of our reporting units required to be tested for impairment. Each of the DCF and GPC approaches are weighted 50%. These nonrecurring fair value measurements are primarily determined using unobservable inputs and, accordingly, are categorized within Level 3 of the fair value hierarchy. The DCF and GPC analyses are based on our projected financial information, which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the estimation of the fair value of our reporting units.

Under the DCF approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on management’s estimate of revenue growth rates and operating margins and take into consideration industry and market conditions, as well as company specific economic factors. The DCF calculations also include a terminal value calculation that is based on an expected long-term growth rate for the applicable reporting unit. The discount rate is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit’s ability to execute on the projected cash flows. Other significant assumptions include future capital expenditures and changes in working capital requirements. For the 2017 impairment test, the weighted average cost of capital was 9.7% for RANA and 10.4% for RAEU, and the residual growth rate was 3.0%, based on estimated future gross domestic product. For the 2016 impairment test, the weighted average cost of capital was 10.0% for RANA and 10.5% for RAEU, and the residual growth rate was 3.0%, based on estimated future gross domestic product.

Under the GPC approach, we identify a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, and size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected revenues and EBITDA. The calculated range of multiples for the comparable companies used was applied to projected EBITDA and revenues to determine a range of fair values as of September 30, 2017 for RANA, October 1, 2017 for RAEU and October 1, 2016 for both RANA and RAEU.

Similar to our impairment testing in 2016, based on the results of step one of the 2017 goodwill impairment test, we determined that the estimated fair value of RAEU, including goodwill, exceeded its carrying value. We determined, however, that the estimated fair value of RANA, including goodwill, was lower than its carrying value. Accordingly, goodwill was not considered impaired for RAEU and the second step of the goodwill impairment test was not required in either year, but goodwill was considered impaired for RANA in both years. For 2017, step two of the goodwill impairment test resulted in a $33.6 million goodwill impairment charge.

For 2016, step two of the goodwill impairment test resulted in a $61.8 million goodwill impairment charge in RANA. There was no goodwill impairment as of December 31, 2015.

The following table provides information on the estimated fair value of goodwill and sensitivities to changes in certain key assumptions in the 2017 step one impairment test for RAEU:

(In millions)
Excess (deficient) step one impairment test fair value	$24.8
Sensitivity to changes in certain key assumptions - decrease in estimated fair value:
50 basis point increase in discount rate(1)	$(8.0)
50 basis point decrease in residual growth rate(1)	(4.0)

(1)	Assuming all other variables remain unchanged.

Identifiable intangible assets

As a result of acquisitions, we have historically carried identifiable intangible assets. Valuation experts are utilized to assist management in estimating the fair value of identifiable intangible assets as of an acquisition date. Identifiable intangible assets with definite useful lives are amortized over their estimated lives and evaluated for potential impairment whenever events or changes in circumstances suggest that the carrying value of an identifiable intangible asset may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of the identifiable intangible asset, is recognized if the sum of the estimated undiscounted cash flows relating to the identifiable intangible asset is less than the corresponding carrying value.

In the fourth quarter of 2017, we identified triggering events that prompted us to perform an impairment analysis of identifiable intangible assets. As a result of our impairment analysis, we recognized a $10.1 million identifiable intangible asset impairment charge related to the customer relationships at RANA in the year ended December 31, 2017. We also recognized a $0.1 million identifiable intangible asset impairment charge related to the product formulations at Cosmedicine in the year ended December 31, 2016. No impairment was recognized on identifiable intangible assets in the year ended December 31, 2015. As of December 31, 2017 and 2016, identifiable intangible assets were zero and $12.5 million, respectively.

Liabilities subject to compromise

The Company accounts for the bankruptcy in accordance with ASC 852. The consolidated financial statements include amounts classified as liabilities subject to compromise. This amount represents estimates of known or potential prepetition claims that are expected to be resolved in connection with the Chapter 11 Cases. Differences between amounts we are reporting as liabilities subject to compromise in this Annual Report and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We continue to evaluate our liabilities throughout the bankruptcy process and may make adjustments in future periods as necessary and appropriate.

Non-GAAP Financial Measures

A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated balance sheets, statements of operations, or statements of cash flows; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measures so calculated and presented. We report our financial results in accordance with GAAP; however, our CODM and management use Segment Adjusted EBITDA as the primary performance metric for the Company’s segments and believe this measure provides additional information commonly used by holders of our common stock, as well as the holders of the Senior Secured Notes, Roll Up DIP Term Notes and parties to the RA DIP Financing Facility with respect to the ongoing performance of our underlying business activities.

Our Segment Adjusted EBITDA calculation represents segment net earnings (loss) before interest, taxes, depreciation and amortization, and certain other items including, unrealized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses.

Segment Adjusted EBITDA as we use it may not be comparable to similarly titled measures used by other companies. We calculate Segment Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. While we disclose Segment Adjusted EBITDA as the primary performance metric of our segments in accordance with GAAP, it is not a financial measurement presented in accordance with GAAP, and when analyzing our operating performance, investors should use Segment Adjusted EBITDA in addition to, and not as an alternative for, net earnings (loss), operating profit (loss) or any other performance measure derived in accordance with GAAP. Segment Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for, or superior to, our measures of financial performance presented in accordance with GAAP.

These limitations include, but are not limited to the following:

•	Segment Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Segment Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•	Segment Adjusted EBITDA does not reflect interest expense or cash requirements necessary to service interest and/or principal payments under our short- and long-term debt agreements;
•	Segment Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us;
•	Segment Adjusted EBITDA does not reflect the operating results of Corporate and Other; and
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

In addition, when evaluating Segment Adjusted EBITDA it should be noted that in the future we may incur expenses similar to the adjustments in the reconciliation provided below under “Segments’ Results of Operations.” Our presentation of Segment Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

RESULTS OF OPERATIONS

The following table presents selected components of our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Revenues	$1,346.4	$1,249.7	$1,145.6
Cost of sales	1,287.3	1,183.0	1,070.7
Gross profit	59.1	66.7	74.9
Selling, general and administrative expenses	52.3	61.0	56.0
Losses on derivative financial instruments, net	2.1	0.2	4.2
Amortization of identifiable intangible assets	2.4	2.4	2.0
Goodwill impairment	33.6	61.8	—
Identifiable intangible asset impairment	10.1	0.1	—
Property, plant and equipment impairment	40.5	—	—
Other operating expense, net	2.6	5.9	2.5
Operating profit (loss)	(84.5)	(64.7)	10.2
Nonoperating expense, net	44.1	39.1	51.0
Loss from continuing operations before income taxes	(128.6)	(103.8)	(40.8)
Income tax benefit	(7.8)	(0.6)	(9.1)
Loss from continuing operations	(120.8)	(103.2)	(31.7)
Earnings (loss) from discontinued operations, net of income taxes	—	0.6	24.9
Net loss	(120.8)	(102.6)	(6.8)
Earnings from continuing operations attributable to noncontrolling interest	0.9	0.3	0.1
Net loss attributable to Real Industry, Inc.	$(121.7)	$(102.9)	$(6.9)

LOSS PER SHARE:
Net loss attributable to Real Industry, Inc.	$(121.7)	$(102.9)	$(6.9)
Dividends on Redeemable Preferred Stock, in-kind	—	(2.0)	(1.5)
Dividends on Redeemable Preferred Stock, in cash or accrued	(2.4)	—	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(3.6)	(1.0)	(0.8)
Net loss available to common stockholders	$(127.7)	$(105.9)	$(9.2)
Basic and diluted loss per share:
Continuing operations	$(4.41)	$(3.68)	$(0.35)
Discontinued operations	—	—	—
Basic and diluted loss per share	$(4.41)	$(3.68)	$(0.35)

Consolidated Results of Operations—Comparison of the Years Ended December 31, 2017 and 2016 and 2015

We reported net losses attributable to Real Industry of $121.7 million, $102.9 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net loss available to common stockholders was $127.7 million, $105.9 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015 was $4.41, $3.68 and $0.35, respectively.

As discussed further below in “Segments’ Results of Operations,” in 2017, Real Alloy experienced a decline in financial performance driven primarily by tighter scrap spreads in its RANA segment during the first half of the year, certain operational issues in the third quarter, and the impact of the bankruptcy filing in the fourth quarter when liquidity concerns further pressured scrap spreads. The continuing deterioration of RANA’s performance in 2017 led the Company to record a goodwill impairment charge of $33.6 million in its RANA segment in the year ended December 31, 2017, plus $10.1 million and $40.5 million of impairment related to identifiable intangible assets and property, plant and equipment, respectively. This compares to a $61.8 million goodwill impairment charge in the year ended December 31, 2016. These increased noncash charges in 2017 are the most significant contributors to the $18.8 million increase in net loss attributable to Real Industry, Inc. year-over-year. In 2015, there were no such noncash charges and the Company recognized $24.9 million in earnings from discontinued operations, net of income taxes. These were the two primary drivers in the significantly lower losses when comparing 2015 results to 2016.

Segments’ Results of Operations—Comparison of the Years Ended December 31, 2017 and 2016

The following tables present the results of operations of our reportable segments for the years ended December 31, 2017 and 2016. A reconciliation of Segment Adjusted EBITDA to net loss is provided below. See “Non-GAAP Financial Measures” above for more information about Segment Adjusted EBITDA.

	Year Ended December 31, 2017
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	378.6	210.7		589.3
Buy/sell arrangements	405.9	164.6		570.5
Total metric tonnes invoiced	784.5	375.3		1,159.8
Revenues	$887.1	$459.3	$—	$1,346.4
Cost of sales	857.6	429.7	—	1,287.3
Gross profit	$29.5	$29.6	$—	$59.1

Selling, general and administrative expenses	$24.2	$17.8	$10.3	$52.3
Depreciation and amortization	$30.9	$14.2	$—	$45.1
Capital expenditures	$12.2	$11.6	$—	$23.8
Segment Adjusted EBITDA	$33.2	$26.4		$59.6
Segment Adjusted EBITDA per metric tonne invoiced	$42	$70		$51

	Year Ended December 31, 2016
(Dollars in millions, except per tonne information, tonnes in thousands)	RANA	RAEU	Corporate and Other	Total
Metric tonnes invoiced:
Tolling arrangements	392.7	199.0		591.7
Buy/sell arrangements	392.8	171.9		564.7
Total metric tonnes invoiced	785.5	370.9		1,156.4
Revenues	$821.0	$428.6	$0.1	$1,249.7
Cost of sales	777.0	405.8	0.2	1,183.0
Gross profit	$44.0	$22.8	$(0.1)	$66.7

Selling, general and administrative expenses	$28.8	$16.7	$15.5	$61.0
Depreciation and amortization	$32.2	$16.3	$0.1	$48.6
Capital expenditures	$17.8	$13.0	$—	$30.8
Segment Adjusted EBITDA	$44.0	$23.9		$67.9
Segment Adjusted EBITDA per metric tonne invoiced	$56	$64		$59

Real Alloy North America (RANA)

For the years ended December 31, 2017 and 2016, RANA generated $33.2 million and $44.0 million of Segment Adjusted EBITDA, respectively, on $887.1 million and $821.0 million of segment revenues, respectively. During 2017, buy/sell and tolling arrangements with its customers represented 52% and 48% of total invoiced volume, compared to 50% buy/sell arrangements and 50% tolling arrangements in 2016. Tolling versus buy/sell mix is driven by the amount of metal our customers own and their desire to toll with independent aluminum recyclers. The decrease in tolling arrangements from 2016 to 2017 was primarily caused by weak demand from wrought alloy customers.

Total reported volumes decreased 1.0 kt in 2017 compared to the amount reported in 2016. The year-over-year decrease in volume was primarily caused by the previously mentioned reduction in tolling volumes with wrought alloy customers, which was mostly offset by increased buy/sell volumes primarily from operations associated with the Beck Acquisition contributing a full twelve months of operations in 2017 compared to two months in 2016.

Gross profit for RANA was $29.5 million for the year ended December 31, 2017, representing a margin of 3.3% of segment revenues, compared to gross profit of $44.0 million for the year ended December 31, 2016, representing a margin of 5.4% of segment revenues. Cost of sales consists primarily of metal costs and conversion costs. The increased percentage of buy/sell business drove the reduction in gross margin year-over-year as the gross profit associated with the arrangements is spread over a higher revenue base that includes the cost of metal.

RANA’s Segment Adjusted EBITDA per tonne decreased from $56 to $42, as cost of sales per tonne increased from $989 to $1,093, while revenues per tonne increased slightly from $1,045 to $1,131. The increased cost per tonne was primarily driven by increased metal prices in general, and incremental pressure from lower scrap supply and pricing pressure due to Real Alloy’s credit situation and Chapter 11 Case. Furthermore, RANA experienced a number of nonrecurring issues in the third quarter, including cost overruns and lower metal recoveries related to a series of start-up issues with new equipment installed at the Wabash, Indiana facility, plus the impact of Hurricane Harvey on Real Alloy’s Houston, Texas and Monclova, Mexico operations. The increased revenue per tonne was primarily caused by higher market prices for RANA’s alloys.

SG&A expenses were $24.2 million and $28.8 million for the years ended December 31, 2017 and 2016, respectively. The $4.6 million decrease is primarily due to lower compensation expense from lower bonuses earned and reduced professional fees. SG&A expenses are primarily comprised of compensation, professional fees, and IT expenses totaling $14.1 million, $5.5 million, and $1.3 million, respectively, in 2017 and $16.1 million, $7.4 million and $1.4 million, respectively, in fiscal 2016.

During the years ended December 31, 2017 and 2016, depreciation and amortization expense was $30.9 million and $32.2 million, respectively, and capital expenditures were $12.2 million and $17.8 million, respectively. Capital expenditures decreased $5.6 million in 2017 as a result of lower spending due to Real Alloy’s liquidity situation.

Real Alloy Europe (RAEU)

For the year ended December 31, 2017, RAEU generated $26.4 million of Segment Adjusted EBITDA on $459.3 million of segment revenues, compared to $23.9 million of Segment Adjusted EBITDA on $428.6 million of segment revenues for the year ended December 31, 2016. RAEU’s customer mix was relatively stable year-over-year. During the year ended December 31, 2017, buy/sell arrangements with its customers represented 44% of total invoiced volume, while tolling arrangements represented 56%, compared to 46% buy/sell arrangements and 54% tolling arrangements in the year ended December 31, 2016. The 4.4 kt year-over-year increase in volume was due to increased wrought alloy demand.

Gross profit for RAEU was $29.6 million for the year ended December 31, 2017, representing a margin of 6.4% of segment revenues, compared to gross profit of $22.8 million, representing a margin of 5.3% for the year ended December 31, 2016. During the year ended December 31, 2016, gross profit was negatively impacted as a result of a $3.7 million depreciation expense error adjustment from 2015 included in cost of sales.

Segment Adjusted EBITDA per tonne increased from $64 to $70 in the year ended December 31, 2017 driven by lower conversion costs, due to higher volumes, and improved metal margins from higher scrap spreads. Revenues per tonne increased to $1,224 in the year ended December 31, 2017, from $1,156 in the year ended December 31, 2016, and cost of sales per tonne increased from $1,094 in the year ended December 31, 2016 to $1,145 in the year ended December 31, 2017 largely due to a higher metal price environment.

SG&A expenses were $17.8 million and $16.7 million for the years ended December 31, 2017 and 2016, respectively. SG&A expenses are primarily comprised of compensation, professional fees, and IT expenses totaling $9.4 million, $0.8 million and $2.0 million, respectively, in 2017 and $9.1 million, $1.0 million, and $1.3 million, respectively, in fiscal 2016.

During the years ended December 31, 2017 and 2016, depreciation and amortization was $14.2 million and $16.3 million, respectively, including a $3.8 million correction of depreciation expense from 2015, effectively overstating depreciation expense in 2016 when the error was corrected. Capital expenditures were $11.6 million and $13.0 million in the years ended December 31, 2017 and 2016, respectively.

Segments’ Results of Operations—Comparison of the Years Ended December 31, 2016 and 2015

The 2015 results of operations of Real Alloy are included from the acquisition date, February 27, 2015, through December 31, 2015. As a result, references to Real Alloy performance for the “year ended December 31, 2015” should be considered ten months rather than twelve months. The following tables present the results of operations of our reportable segments for the years ended December 31, 2016 and 2015. A reconciliation of Segment Adjusted EBITDA to net loss is provided below. See “Non-GAAP Financial Measures” above for more information about Segment Adjusted EBITDA.

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

	Year Ended December 31, 2015
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

Total reported volumes increased 110.2 kt in 2016 compared to the amount reported in 2015 for ten months, however, 2016 volumes actually fell over the fully comparable twelve month period in 2015. The year over year reduction in volume was primarily caused by the previously mentioned reduction in tolling volumes from customers that took advantage of a unique aluminum price environment at the end of 2015 and into 2016, where the costs to convert primary aluminum into alloys was less expensive than secondary alloys prices.

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

RANA’s Segment Adjusted EBITDA per tonne decreased from $73 to $56, as cost of sales per tonne increased from $983 to $989, while revenues per tonne decreased slightly from $1,053 to $1,045. The increased cost per tonne was primarily driven by higher scrap metal prices due to reduced scrap availability, particularly post-consumer material, the flow of which is heavily correlated with the recycling conditions of ferrous scrap, which was weaker than 2015 due to continued challenges in the steel sector, and the corresponding stronger demand and higher prices for industrial scrap. The lower revenue per tonne was primarily caused by pricing pressure from increased imports of aluminum ingot, due to the strengthening of the U.S. dollar. Together, the dynamic of higher material costs and lower sales prices resulted in reduced gross profit per tonne of approximately $15 in 2016, compared to 2015. During the year ended December 31, 2015, gross profit was positively impacted by lower maintenance costs as a result of Real Alloy purchase accounting adjustments to prepaid maintenance, offset by amortization of the fair value adjustment of acquired inventories and prepaid supplies in purchase accounting related to the Real Alloy Acquisition.

SG&A expenses were $28.8 million and $27.3 million for the years ended December 31, 2016 and 2015, respectively. The $1.5 million increase is primarily due to two additional months of activity in 2016, compared to 2015, offset by lower expenses related to the Aleris Transition Services Agreement (the “TSA”) that was terminated in April 2016. The lower TSA expense was partially offset by higher personnel costs associated with building out Real Alloy as a stand-alone entity. SG&A expenses are primarily comprised of compensation, professional fees, and IT expenses totaling $16.1 million, $7.4 million, and $1.4 million, respectively, in 2016 and $12.2 million, $5.7 million, and $0.9 million, respectively, in fiscal 2015. Additionally, SG&A expenses in 2015 included $5.6 million incurred under the TSA.

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

Although total reported volumes increased by 39.2 kt compared to 2015, 2016 volumes were lower than the comparable twelve month period in 2015. The year over year reduction in volume was primarily due to buy/sell volume decreases of 15.4 kt and tolling volume decreases of 12.1 kt, driven by increased downtime and customers taking longer holiday breaks compared to the prior year. These changes also drove the 1% change in tolling versus buy/sell mix.

Gross profit for RAEU was $22.8 million for the year ended December 31, 2016, representing a margin of 5.3% of segment revenues, compared to gross profit of $27.1 million, representing a margin of 6.2% for the year ended December 31, 2015. Gross profit decreased $4.3 million as a result of a $3.7 million depreciation expense correction recorded in 2016 that related to 2015.

There was no change in Segment Adjusted EBITDA per tonne from the prior year, remaining at $64. Revenues per tonne decreased to $1,156 in the year ended December 31, 2016, from $1,309 in the year ended December 31, 2015, and cost of sales per tonne decreased from $1,227 in the year ended December 31, 2015 to $1,094 in the year ended December 31, 2016. Tighter scrap spreads in 2016 were partially offset by a reduction in natural gas costs of 15%. During the years ended December 31, 2016 and 2015, RAEU’s cost of sales includes noncash expenses associated with the amortization of the fair value adjustment of acquired inventories and supplies in purchase accounting, totaling $0.9 million and $4.7 million, respectively. During the year ended December 31, 2015, gross profit was positively impacted by lower maintenance costs as a result of 2015 purchase accounting adjustments to prepaid maintenance costs and the $3.7 million depreciation expense error.

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

Reconciliation of Segment Adjusted EBITDA to Net Loss for the Years Ended December 31, 2017, 2016 and 2015

The following table provides a reconciliation of Segment Adjusted EBITDA to net loss for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Segment Adjusted EBITDA	$59.6	$67.9	$70.3
Unrealized gains (losses) on derivative financial instruments	(0.2)	1.0	(0.8)
Segment depreciation and amortization	(45.1)	(48.5)	(32.5)
Amortization of inventories and supplies purchase accounting adjustments	—	(1.1)	(9.2)
Corporate and Other selling, general and administrative expenses	(10.3)	(15.5)	(13.9)
Goodwill impairment	(33.6)	(61.8)	—
Identifiable intangible asset impairment	(10.1)	(0.1)	—
Property, plant and equipment impairment	(40.5)	—	—
Other, net	(4.3)	(6.6)	(3.7)
Operating profit (loss)	(84.5)	(64.7)	10.2
Interest expense, net	(41.7)	(37.3)	(34.9)
Change in fair value of common stock warrant liability	4.4	2.4	(1.5)
Acquisition-related costs and expenses	—	(1.0)	(14.8)
Foreign exchange gains (losses) on intercompany loans	2.4	(2.4)	(1.3)
Earnings (loss) from equity method investment	2.9	(1.1)	—
Reorganization items, net	(11.7)	—	—
Other nonoperating expense (income), net	(0.4)	0.3	1.5
Income tax benefit	7.8	0.6	9.1
Earnings (loss) from discontinued operations, net of income taxes	—	0.6	24.9
Net loss	$(120.8)	$(102.6)	$(6.8)

Operating Costs Outside of Reportable Segments—Comparison of the Years Ended December 31, 2017, 2016 and 2015

The following table provides information about operating costs included in Corporate and Other, which generally relate to administrative, financial and human resource activities related to the oversight of our operating segments, implementation of our acquisition and growth strategies, management of our discontinued operations, and maintaining our public company status and operating segments that do not meet the criteria of a reportable segment, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Selling, general and administrative expenses	$10.3	$15.5	$13.9
Other operating expense, net	—	3.2	1.5
Corporate and Other operating costs	$10.3	$18.7	$15.4

For the years ended December 31, 2017, 2016 and 2015, operating costs in Corporate and Other, including Cosmedicine, which does not meet the threshold of a reportable segment or a discontinued operation, were $10.3 million, $18.7 million and $15.4 million, respectively. In 2017, selling, general and administrative expenses were lower by $5.2 million compared to 2016, primarily due to lower compensation and other cost cutting efforts enacted as overall liquidity became tighter during the year. In 2016, in addition to $15.5 million of SG&A expenses, we also recorded other operating expenses of $3.2 million, including $0.8 million of impairment on Cosmedicine inventory and identifiable intangible assets, and $2.4 million of severance and post-employment termination benefits. Compensation is the largest operating cost included in Corporate and Other and was $4.5 million, $7.7 million and $5.4 million in the years ended December 31, 2017, 2016 and 2015.

Nonoperating expenses and income

The following table provides details of nonoperating expenses and income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Interest expense, net	$41.7	$37.3	$34.9
Change in fair value of common stock warrant liability	(4.4)	(2.4)	1.5
Acquisition-related costs and expenses	—	1.0	14.8
Loss (earnings) from equity method investment	(2.9)	1.1	—
Foreign exchange losses (gains) on intercompany loans	(2.4)	2.4	1.3
Reorganization items, net	11.7	—	—
Other, net	0.4	(0.3)	(1.5)
Total nonoperating expense, net	$44.1	$39.1	$51.0

Interest expense, net

Interest expense, net for the years ended December 31, 2017, 2016 and 2015 was $41.7 million, $37.3 million and $34.9 million, respectively. Interest expense, net increased each year in line with higher average outstanding debt balances. Included in interest expense is the amortization of debt issuance costs, which represent original issue discounts, placement and advisory fees, legal, accounting and other costs associated with issuing such debt. The amortization of debt issuance costs included in interest expense for December 31, 2017, 2016 and 2015 was $7.6 million, $5.1 million and $4.3 million, respectively.

Acquisition and financing-related costs and expenses

Acquisition and financing-related costs and expenses for the years ended December 31, 2017, 2016 and 2015 were zero, $1.0 million and $14.8 million, respectively. All of the expenses in 2016 related to due diligence and professional fees associated with the Beck Aluminum acquisition, while the 2015 expenses related to due diligence, professional fees and expired commitments associated with certain financial arrangements related to our acquisition of Real Alloy.

Earnings (loss) from equity method investment

The earnings (loss) from equity method investment in the years ended December 31, 2017 and 2016 is related to Real Alloy’s interest in Beck Aluminum International, LLC (“Beck Trading”). As a result of the distribution waterfall in the Beck Trading operating agreement, 100% of the Beck Trading earnings (loss) in the period from November 1, 2016 to December 31, 2017 has been allocated to Real Alloy, with $2.9 million of earnings and $1.1 million of losses recognized in the years ended December 31, 2017 and 2016, respectively.

Reorganization items, net

As a result of Chapter 11 Cases, for the year ended December 31, 2017, the Company recognized $11.7 million of reorganization items, net as detailed in the following table:

	Debtor-in-Possession
(In millions)	Real Industry	Real Alloy	Total
Professional fees	$0.2	$1.3	$1.5
Legal fees	1.6	2.6	4.2
Write-off of unamortized debt issuance costs on the Senior Secured Notes	—	6.0	6.0
Reorganization items, net	$1.8	$9.9	$11.7

Other nonoperating expenses and income

During the years ended December 31, 2017, 2016 and 2015, we reported $4.4 million of income, $2.4 million of income, and $1.5 million of expense, respectively, of other noncash nonoperating income/expense from the change in fair value of common stock warrant liability, driven primarily by the decrease/increase in the price of our common stock from the prior year. In 2017, we also reduced our assumption of the probability of future equity raises to zero, which further reduced the value of the common stock warrant liability and resulted in higher income.

During the years ended December 31, 2017, 2016 and 2015, we reported $2.4 million of gains, $2.4 million of losses and $1.3 million of losses, respectively, of noncash other nonoperating expense from the foreign exchange rate effect associated with Real Alloy’s intercompany loans that are not considered long-term in nature. In the year ended December 31, 2015, we recognized a $0.9 million gain on the sale of a trademark owned by Cosmedicine.

Income taxes

We recognized income tax benefit of $7.8 million in the year ended December 31, 2017, including $10.2 million of benefit from domestic jurisdictions and $2.4 million of expense from international jurisdictions. In the year ended December 31, 2016 we recognized income tax benefit of $0.6 million, including income tax benefit of $2.7 million from domestic jurisdictions and expense of $2.1 million from international jurisdictions. In the year ended December 31, 2015, we recognized income tax benefit of $9.1 million, including income tax benefit of $12.3 million from domestic jurisdictions and expense of $3.2 million from international jurisdictions. The domestic income tax benefit is primarily related to the treatment of AMT credit carryforwards, which became fully refundable under the Tax Act. The domestic income tax benefit for the years ended December 31, 2016 and 2015 are based primarily on allocations between loss from continuing operations before income taxes and earnings from discontinued operations before income taxes.

Real Industry has valuation allowances recorded to reduce certain deferred tax assets to amounts that are more likely than not to be realized. The valuation allowances relate to the potential inability to realize our deferred tax assets associated with U.S. NOLs and net tax operating losses in certain other foreign jurisdictions. Real Industry intends to maintain its valuation allowances until sufficient positive evidence exists to support their reversal. As of December 31, 2017 and 2016, we had valuation allowances of $256.1 million and $406.0 million, respectively, of which $249.5 million and $400.6 million, respectively, relate to NOLs and other net deferred tax amounts in U.S. tax jurisdictions.

Discontinued Operations

Discontinued operations presents the financial condition and results of operations of SGGH’s former businesses, specifically, NABCO and certain of Fremont’s former operations. Earnings from discontinued operations, net of income taxes decreased $0.6 million to a $25,000 loss, net of income taxes for the year ended December 31, 2017, as compared to earnings of $0.6 million and $24.9 million for the years ended December 31, 2016 and 2015. The earnings of discontinued operations, net of income taxes for the year ended December 31, 2016 is primarily related to the $0.7 million reversal of SGGH’s repurchase reserve liability. The earnings of discontinued operations, net of income taxes in 2015 primarily represents the $39.7 million pretax gain on sale of NABCO and the $4.8 million recovery of allowance for repurchase reserve.

FINANCIAL CONDITION

The following table presents selected components of the Company’s consolidated balance sheets as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24.9	$27.2
Trade accounts receivable, net	122.5	88.4
Financing receivable	16.5	28.4
Inventories	107.3	118.2
Prepaid expenses, supplies and other current assets	33.9	24.6
Total current assets	305.1	286.8
Property, plant and equipment, net	247.5	289.2
Equity method investment	7.9	5.0
Identifiable intangible assets, net	—	12.5
Goodwill	9.8	42.2
Deferred income taxes, net	9.0	—
Other noncurrent assets	12.8	9.8
TOTAL ASSETS	$592.1	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade payables	$96.4	$115.8
Accrued liabilities	28.1	46.4
RA DIP Financing, net	103.9	—
Long-term debt due within one year	3.6	2.3
Total current liabilities	232.0	164.5
Accrued pension benefits	46.9	42.0
Environmental liabilities	10.4	11.6
Long-term debt, net	4.4	354.2
Common stock warrant liability	—	4.4
Deferred income taxes, net	2.7	2.5
Other noncurrent liabilities	7.4	6.9
Liabilities not subject to compromise	303.8	586.1
Liabilities subject to compromise	340.7	—
TOTAL LIABILITIES	644.5	586.1
Redeemable Preferred Stock	28.5	24.9
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(80.9)	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$592.1	$645.5

General

Total assets decreased $53.4 million to $592.1 million as of December 31, 2017, from $645.5 million as of December 31, 2016; total liabilities increased $58.4 million to $644.5 million as of December 31, 2017, from $586.1 million as of December 31, 2016; and total stockholders’ equity decreased to a deficit of $80.9 million as of December 31, 2017, from $34.5 million as of December 31, 2016. Our balance sheet changed substantially from December 31, 2016 to December 31, 2017 most significantly as a result of the Chapter 11 Cases, a much higher metal price environment at the end of the year, and our significant losses reported in 2017.

The following tables present the assets and liabilities of our reportable segments as of December 31, 2017 and 2016, and reconciliations to our consolidated assets and liabilities as of those dates.

	December 31, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$14.4	$8.5	$11.5	$5.7
Trade accounts receivable, net	105.3	17.2	76.2	12.2
Financing receivable	—	16.5	—	28.4
Inventories	71.5	35.8	79.3	38.9
Prepaid expenses, supplies and other current assets	23.6	7.8	13.7	6.4
Total current assets	214.8	85.8	180.7	91.6
Property, plant and equipment, net	141.9	105.5	195.0	94.2
Equity method investment	7.9	—	5.0	—
Identifiable intangible assets, net	—	—	12.5	—
Goodwill	—	9.8	33.6	8.6
Other noncurrent assets	8.8	3.3	5.0	3.5
Total segment assets	$373.4	$204.4	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$60.3	$36.1	$73.8	$41.8
Accrued liabilities	15.1	12.2	30.0	13.4
Total current liabilities	75.4	48.3	103.8	55.2
Accrued pension benefits	—	46.9	—	42.0
Environmental liabilities	10.4	—	11.6	—
Other noncurrent liabilities	5.6	1.9	4.5	1.8
Segment liabilities not subject to compromise	91.4	97.1	119.9	99.0
Segment liabilities subject to compromise	337.6	—	—	—
Total segment liabilities	$429.0	$97.1	$119.9	$99.0

	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$373.4	$431.8
Real Alloy Europe	204.4	197.9
Cash and cash equivalents - Corporate and Other	2.0	9.9
Deferred income taxes, net	9.0	—
Other unallocated assets	3.3	5.9
Total consolidated assets	$592.1	$645.5
Liabilities:
Real Alloy North America	$429.0	$119.9
Real Alloy Europe	97.1	99.0
RA DIP Financing, net	103.9	—
Long-term debt, net	8.0	356.5
Common stock warrant liability	—	4.4
Deferred income taxes, net	2.7	2.5
Other unallocated liabilities	3.8	3.8
Total consolidated liabilities	$644.5	$586.1

Cash and cash equivalents

Cash and cash equivalents decreased $2.3 million to $24.9 million as of December 31, 2017, from $27.2 million as of December 31, 2016. Cash and cash equivalents maintained at Real Alloy totaled $22.9 million as of December 31, 2017, an increase of $5.6 million from the $17.3 million we reported as of December 31, 2016. The increase largely relates to higher cash balances at RANA associated with increased draws on the RA DIP Financing Facility. This cash is generally for working capital needs and general corporate purposes, including debt service payments. Cash at Corporate and Other decreased $7.9 million from December 31, 2016, to $2.0 million as of December 31, 2017, as a result of the payment of corporate expenses during the period.

Trade accounts receivable, net

Trade accounts receivable, net was $122.5 million as of December 31, 2017, compared to $88.4 million as of December 31, 2016. The $34.1 million increase in trade accounts receivable is primarily a result of increased metal prices, new contracts awarded in the fourth quarter of 2017, and slower customer collections as a result of the impact of the RA Chapter 11 Case.

Financing receivable

Financing receivable was $16.5 million as of December 31, 2017, compared to $28.4 million as of December 31, 2016. The decrease is primarily due to an increase in the advances taken against the receivable, under RAEU’s Factoring Facility, which were $25.1 million and $11.3 million as of December 31, 2017 and 2016, respectively, and a lower amount of eligible receivables as of December 31, 2017, compared to December 31, 2016.

Inventories

Inventories were $107.3 million as of December 31, 2017, compared to $118.2 million as of December 31, 2016. The value of inventories decreased primarily as a result of lower inventory levels carried at RANA associated with the RA Chapter 11 Case.

Prepaid expenses, supplies and other current assets

Prepaid expenses, supplies and other current assets were $33.9 million as of December 31, 2017, a $9.3 million increase from the $24.6 million reported as of December 31, 2016. The increase is primarily associated with prepayment arrangements with suppliers and professional services due to the Chapter 11 Cases.

Property, plant and equipment, net

Property, plant and equipment, net was $247.5 million as of December 31, 2017, compared to $289.2 million as of December 31, 2016. The $41.7 million decrease is primarily attributable to scheduled depreciation and amortization during the year and a $40.5 million impairment charge, partially offset by capital expenditures and currency translation effects.

Goodwill and identifiable intangible assets, net

Identifiable intangible assets, net, were historically comprised primarily of customer relationships in RANA, which were written down to zero as of December 31, 2017, primarily due to a $10.1 million impairment charge.

Goodwill is reported at $9.8 million as of December 31, 2017, all of which is attributable to RAEU and reflects current period currency translation adjustments. The goodwill at RANA was written down to zero via a $33.6 million impairment charge. See “Critical Accounting Policies and Estimates” in this Item 7 for additional information about goodwill impairment testing and our goodwill impairment charge.

Trade payables and accrued liabilities

Trade payables and accrued liabilities were $96.4 million and $28.1 million as of December 31, 2017, respectively, compared to $115.8 million and $46.4 million as of December 31, 2016, respectively. The net decrease in the combination of trade payables and accrued liabilities as of December 31, 2017 is largely due to the Chapter 11 Cases, accounting in accordance with ASC 852, and suppliers’ unwillingness to extend credit terms to RANA.

Accrued pension benefits

Accrued pension benefits were $46.9 million as of December 31, 2017, compared to $42.0 million as of December 31, 2016. The increase was primarily driven by currency translation adjustments and a $1.3 million actuarial gain computed by our actuarial firm, partially offset by $1.0 million of benefits paid out in 2017. The pension plans are no longer accepting new participants. See Note 15—Employee Benefit Plans in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about accrued pension benefits.

Environmental liabilities

Environmental liabilities were $13.7 million as of December 31, 2017, including $3.3 million classified in accrued liabilities, compared to $15.6 million, including $4.0 million classified in accrued liabilities as of December 31, 2016. The decrease is primarily related to revised assumptions, including reductions to the estimated costs of remediation of environmental issues at Real Alloy’s landfills. See Note 23—Commitments and Contingencies in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about environmental liabilities.

RA DIP Financing Facility, Long-Term Debt, Liabilities Subject to Compromise and Redeemable Preferred Stock

As of the Petition Date, the Company accounts for the bankruptcy in accordance with ASC 852, which makes comparisons of our long-term debt to prior periods difficult. As of December 31, 2017, we reported $103.9 million of RA DIP Financing, new debt obligations entered into during the fourth quarter of 2017; $340.7 million in liabilities subject to compromise; and $28.5 million in Redeemable Preferred Stock. As of December 31, 2016, we reported $356.5 million of long-term debt, including an asset-based revolving credit facility that has been repaid in full from the RA DIP Financing and $305.0 million of Senior Secured Notes (excluding any original issue discount and deferred financing costs), which have been restructured as part of the RA DIP Financing Facility with the entire amount of $305.0 million classified as liabilities subject to compromise at December 31, 2017.

The carrying value of Redeemable Preferred Stock, issued in the Real Alloy acquisition, increased to $28.5 million as of December 31, 2017, compared to $24.9 million as of December 31, 2016. The $3.6 million increase is related to accretion of the fair value adjustment to Redeemable Preferred Stock.

See Note 10—Debt and Redeemable Preferred Stock in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for additional information about our historic debt arrangements and new DIP financing arrangements, liabilities subject to compromise and the Redeemable Preferred Stock.

Common stock warrant liability

Common stock warrant liability decreased to zero as of December 31, 2017, from $4.4 million as of December 31, 2016. The $4.4 million change in fair value of common stock warrant liability during the year ended December 31, 2017 is primarily attributable to a decrease in the underlying market price of our common stock from December 31, 2016 and change in our assumption of the future probability of an equity raise to zero. See Note 18—Derivative and Other Financial Instruments and Fair Value Measurements in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report for more information about the Warrants.

Liquidity and Capital Resources

Our primary capital needs are for working capital obligations, capital expenditures, other general corporate purposes, and prior to the Petition Date, to finance and fund acquisitions. Leading up to and since the Petition Date, we also have to fund considerable professional fees associated with the administration of our Chapter 11 Cases. We assess liquidity in terms of our ability to generate cash to fund our operating activities. Factors that could materially impact our liquidity include:

•	cash flows generated from operating activities;
•	professional expenses to administer the Chapter 11 Cases;
•	adequacy of available lines of credit;
•	our ability to attract long-term capital with satisfactory terms, whether debt or equity; and
•	our acquisition activity prior to the Petition Date.

As of December 31, 2017, our consolidated liquidity was $108.1 million.

Corporate Liquidity

Our holding company assets are principally comprised of stock or membership interests of our subsidiaries, cash and cash equivalents totaling $2.0 million as of December 31, 2017, including cash held at SGGH, and receivables from our subsidiaries related to various intercompany arrangements, including management fees and tax sharing agreements. Prior to the Petition Date, our principal sources of liquidity included current cash and cash equivalents, public and private capital markets transactions, funds received from subsidiaries from management fees and tax sharing payments, tax refunds and repayments of advances, and borrowings and dividends from subsidiaries, as well as dispositions of existing businesses. Our shelf registration statement, which was effective as of December 31, 2016 with $700 million of availability, was not available for use as of December 31, 2017 due to Events of Default under certain long-term debt obligations. Our principal uses of liquidity, as of December 31, 2017, are the payment of operating costs of the holding company and to support our operating subsidiaries through the bankruptcy process. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Assets of SGGH are principally comprised of stock or membership interests of its subsidiaries, cash and cash equivalents, and intercompany arrangements. Its current available liquidity is used to meet short-term cash requirements, which is principally the payment of professional fees associated with litigation in SGGH’s former businesses and operations, including discontinued operations. SGGH’s principal source of liquidity is its current cash and cash equivalents, collections of mortgage-related assets, funds received from subsidiaries from tax sharing payments and repayments of advances, and borrowings and dividends from affiliates.

On January 24, 2018, Real Industry entered into the RELY DIP Facility, which provided $5.5 million of liquidity to support our holding company’s operations through the projected Bankruptcy Proceedings. The RELY DIP Facility matures on the earliest of, among other things, November 17, 2018, the effective date of a Chapter 11 plan of reorganization that has been confirmed by the Bankruptcy Court, or acceleration and termination of the RELY DIP Facility due to an event of default under the RELY DIP Credit Agreement or Bankruptcy Court order for the RELY DIP Facility. The terms of the RELY DIP Credit Agreement provide for the RELY DIP Lenders to sponsor a plan of reorganization for Real Industry. The terms further contemplate the RELY DIP Lenders’ entry into definitive equity purchase agreements pursuant to which the RELY DIP Lenders, or their affiliates, will purchase up to 49% of the Company’s common stock at emergence from the RI Chapter 11 Case for $17.5 million, inclusive of the repayment of the RELY DIP Facility. Such amount is believed to be sufficient to satisfy claims under the Bankruptcy Code and provide liquidity for the Company at present.

Real Alloy Liquidity

As of December 31, 2017, Real Alloy had total liquidity of $106.1 million, including $22.9 million in cash and cash equivalents, $28.4 million in availability under the RA DIP ABL Facility, $45.0 million available under the New Money DIP Term Notes, and €8.2 million ($9.8 million) in availability under its Factoring Facility. Based on our current and anticipated levels of operations and the conditions in the markets and industry for Real Alloy, we believe that Real Alloy’s cash and cash equivalents on hand, cash flows from operations, and availability under the RA DIP Financing and Factoring Facilities will enable it to meet its working capital, capital expenditures, debt service, and other funding requirements for the next twelve months. However, its ability to fund debt payments and other obligations, and to comply with the financial covenants under its current and future debt arrangements, depends on its future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall aluminum industry, financial and economic conditions, and other factors, including those described under “Risk Factors” in Part 1, Item 1A of this Annual Report.

As of December 31, 2017, approximately $15.2 million of Real Alloy’s cash and cash equivalents were held by its non-U.S. subsidiaries. We currently have no plans to repatriate foreign earnings, which are expected to be permanently reinvested.

If either the Real Alloy Debtors or the Company trigger an event of default under their respective DIP financing facilities, if their DIP financing proves insufficient to fund their respective operations, or if the Debtors are unable to timely consummate their contemplated Chapter 11 strategies, the Company and/or Real Alloy may not be able to continue as a going concern. There can be no assurances regarding the Company’s ability to successfully develop, obtain approval for, and effectuate the RI Plan, an alternative plan of reorganization or an alternative restructuring transaction, which satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court. Similarly, there can be no assurance of Real Alloy’s ability to successfully close the Section 363 Sale, or develop, obtain approval for, and have confirmed, a plan of reorganization or alternative restructuring transaction, which is approved by Real Alloy’s DIP lenders and creditors, satisfies the conditions of the Bankruptcy Code, and is authorized by the Bankruptcy Court.

Cash Flows

The following table summarizes net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015. The following presentation and discussion of cash flows reflects the combined cash flows from our continuing operations and discontinued operations.

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash provided by (used in) operating activities	$(12.9)	$9.3	$93.2
Net cash used in investing activities	(24.4)	(54.5)	(473.3)
Net cash provided by financing activities	36.7	35.0	358.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.7	(0.4)	(0.3)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	0.1	(10.6)	(22.4)
Increase (decrease) in restricted cash and restricted cash equivalents	2.4	(2.0)	4.7
Decrease in cash and cash equivalents	$(2.3)	$(8.6)	$(27.1)

Cash flows from operating activities

Cash flows used in operating activities were $12.9 million during the year ended December 31, 2017 as a result of a net loss of $120.8 million during the period, offset by significant noncash expenses, including depreciation and amortization of $45.1 million; $33.6 million of goodwill impairment; $10.1 million of identifiable intangible asset impairment; $40.5 million of property, plant and equipment impairment; the amortization of $7.6 million of debt issuance costs; $2.1 million of share-based compensation expense; and a $6.0 million noncash reorganization item. Partially offsetting those noncash charges, was $4.4 million of noncash income related to the change in fair value of the common stock warrant liability and a $8.9 million deferred income tax benefit. Additionally, there was $21.0 million of cash used in the changes in operating assets and liabilities, which are primarily related to the operations of Real Alloy.

Cash flows provided by operating activities were $9.3 million during the year ended December 31, 2016. Despite a net loss of $102.6 million for the period, there were significant noncash expenses during the period, including depreciation and amortization of $48.6 million; $61.8 million of goodwill impairment; the amortization of $5.1 million of debt issuance costs; $3.6 million of share-based compensation expense; and the amortization of $1.1 million of the purchase accounting adjustment to inventories and prepaid supplies. Partially offsetting those noncash charges, was $2.4 million of noncash income related to the change in fair value of the common stock warrant liability. Additionally, there was $6.4 million of cash used in the changes in operating assets and liabilities; and $0.6 million of earnings from discontinued operations, net of income taxes and a $3.9 million deferred income tax benefit.

Cash flows provided by operating activities during the year ended December 31, 2015 were $93.2 million, and were primarily related to the operating results of Real Alloy and other changes associated with the Real Alloy Acquisition, including $89.8 million of cash provided by the changes in operating assets and liabilities.

Cash flows from investing activities

Cash flows used in investing activities were $24.4 million during the year ended December 31, 2017, primarily related to capital expenditures at Real Alloy.

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

Cash flows from financing activities

Cash flows provided by financing activities were $36.7 million during the year ended December 31, 2017, which included $103.2 million from the RA DIP Financing and $159.6 million of advances on the Prior ABL Facility, net of $219.8 million of repayments on the revolving credit facilities, term loan and capital leases.

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

Contractual Obligations

Contractual obligations as of December 31, 2017 are summarized by contractual maturity in the following table:

(In millions)	2018	2019 - 2020	2021 - 2022	After 2022
Real Industry, Inc.:
Redeemable Preferred Stock	$2.6	$32.8	$—	$—
Real Alloy:
RA DIP Financing	107.9	—	—	—
Roll Up DIP Term Notes (subject to compromise)	170.0	—	—	—
Interest on RA DIP Financing Facility	9.4	—	—	—
Long-term debt, including current portion	3.6	4.1	0.3	—
Senior Secured Notes (subject to compromise)	135.0	—	—	—
Interest on long-term debt, including the Senior Secured Notes	6.2	—	—	—
Estimated pension benefit payments	1.2	2.7	2.9	8.7
Operating leases	3.8	5.8	3.7	4.8
Estimated payments for asset retirement obligations	0.2	1.8	0.5	8.4
Purchase obligations	2.7	3.1	0.6	—
Total for Real Alloy	440.0	17.5	8.0	21.9
	$442.6	$50.3	$8.0	$21.9

Interest

Interest on the RA DIP Financing Facility was estimated based on the balances and using the contractual rates in effect as of December 31, 2017, through the May 18, 2018 maturity date. Interest on long-term debt, including the Senior Secured Notes, was estimated based on scheduled debt service payments for the Senior Secured Notes and capital leases. The interest on the Roll Up DIP Term Notes and Senior Secured Notes is subject to compromise. Future interest payments will be different than the amount shown in the table if interest rates change or the average borrowings under the RA DIP ABL Facility or RA DIP Term Notes change.

RA DIP Financing Facility

As further discussed in Note 10—Debt and Redeemable Preferred Stock, Note 3—Liquidity and Bankruptcy Proceedings and Note 24—Debtor-in-Possession Financial Information, following the Petition Date, the RA DIP Financing Facility became available to Real Alloy, and was approved by final order of the Bankruptcy Court on January 17, 2018. Under the RA DIP Financing Facility, (i) Real Alloy Holding, Inc., as issuer and certain other Real Alloy Debtors as guarantors entered into the Note Purchase Agreement, and (ii) the Real Alloy Debtors and the guarantors of Real Alloy’s Prior ABL Facility entered into the RA DIP ABL Credit Agreement. The DIP Financing Agreements provide for approximately $365 million in debtor-in-possession financing, which includes (i) up to $85 million in New Money DIP Term Notes, (ii) $170 million in Roll Up DIP Term Notes, and (iii) up to $110 million in financing under the RA DIP ABL Facility, which replaced the Prior ABL Facility. The Section 363 Sale, which was approved by the Bankruptcy Court on March 29, 2018 and is expected to close in the second quarter of 2018, will affect the Roll Up DIP Term Notes, as the collateral underlying the notes is being sold. As such, the balance of Roll Up DIP Term Notes has been classified as liabilities subject to compromise as of December 31, 2017.

The RA DIP Financing Facility is subject to certain covenants, including related to the incurrence of additional debt, granting liens, making restricted payments, compliance with approved budgets, and the Bankruptcy Proceedings (including the Sale/Chapter 11 Milestones discussed in Note 10—Debt and Redeemable Preferred Stock), as well as certain mandatory prepayment events, including upon payment defaults, cross-defaults and other defaults. As of the date of the filing of this Annual Report, the Real Alloy Debtors are in compliance with these covenants.

RA DIP Term Notes Facility

A note purchase agreement was entered into on November 21, 2017 (“Note Purchase Agreement”), with amendment and restatement on January 19, 2018, setting forth the terms and conditions pursuant to which the lenders would provide a first-lien senior-secured super-priority financing in the principal amount of up to $255 million, including the $170 million Roll-Up DIP Term Notes and up to $85 million in New Money DIP Term Notes, of which up to $65 million of the proceeds are for the exclusive use of the Real Alloy Debtors and up to $20 million are exclusively available to the Real Alloy’s foreign subsidiaries. The Notes Purchase Agreement is secured by a first lien on substantially all of the assets of the Real Alloy Debtors, excluding the ABL Priority Collateral (as defined in the Notes Purchase Agreement), and secured by a second-priority lien on the ABL Priority Collateral.

The RA DIP Note Financing will mature on the date that is the earliest to occur of (a) May 18, 2018; (b) the consummation of any sale of all or substantially all of the Real Alloy Debtors’ assets in accordance with Section 363 of the Bankruptcy Code; or (c) an event of default under the Notes Purchase Agreement.

RA DIP ABL Facility

The RA DIP ABL Credit Agreement was entered into on November 20, 2017, by and among certain Real Alloy Debtors, the guarantors under the Prior ABL Facility, and RA DIP ABL Lenders and sets forth the terms and conditions pursuant to which the RA DIP ABL Lenders agreed to provide up to $110 million of senior-secured super-priority debtor-in-possession financing, including a letter of credit sub-facility for up to $20 million.

Borrowings under the RA DIP ABL Facility are available upon the satisfaction of customary conditions precedent and subject to availability under the borrowing base (as defined in the RA DIP ABL Credit Agreement) in effect from time to time. The availability under the RA DIP ABL Facility was initially reduced by the outstanding principal amount of the Prior ABL Facility. Subject to certain exceptions, all cash held by the Real Alloy Debtors and all proceeds of their assets subject to a lien in favor of the lenders of the Prior ABL Facility were used to repay the Prior ABL Facility. The RA DIP ABL Facility matures on the earlier of May 20, 2018, the consummation of a Section 363 Sale, or the effective date of any Chapter 11 plan of any Real Alloy Debtor, unless otherwise agreed by the DIP ABL Lenders.

Long-term Debt

Senior Secured Notes

On January 8, 2015, Real Alloy completed a private placement of $305 million aggregate principal of Senior Secured Notes to qualified institutional purchasers in accordance with Rule 144A and Regulation S under the Securities Act (the “Senior Secured Notes”) at a price of 97.206% of the principal amount thereof. The Senior Secured Notes were issued pursuant to the Indenture between RAIH, Real Alloy and Wilmington Trust, National Association, as trustee and notes collateral trustee. The Senior Secured Notes and related guarantees are secured by first priority security interests in the fixed assets of RAIH, Real Alloy and the Subsidiary Guarantors (as defined in the Pledge and Security Agreement) and by second priority security interests in certain other collateral of Real Alloy, an intermediate holding company and the Subsidiary Guarantors.

The filing of the Chapter 11 Cases was an event of default under the Senior Secured Notes pursuant to their Indenture, triggering automatically the unpaid principal and accrued but unpaid interest on all the Senior Secured Notes to be due and payable, and Wilmington Trust, as trustee and notes collateral trustee, may seek Bankruptcy Court authority to exercise all rights and remedies available to it under the Indenture, including by enforcing any rights to the collateral provided under the Indenture or related agreements. Following the Petition Date, $170 million of the Senior Secured Notes were converted to Roll Up DIP Term Notes.

Capital leases

As part of the Real Alloy Acquisition, existing capital leases of the Real Alloy business were assumed. In addition to the capital leases assumed in the Real Alloy Acquisition, Real Alloy enters into capital leases in the normal course of business, primarily related to mobile and office equipment. As of December 31, 2017, $3.6 million of capital lease obligations are due within the next twelve months.

Redeemable Preferred Stock

The Redeemable Preferred Stock was issued to Aleris on February 27, 2015 as a portion of the purchase price for the Real Alloy Acquisition and was recorded at estimated fair value of $19.6 million. Prior to the Petition Date, the difference between the liquidation value and the estimated fair value as of the acquisition date was accreted to the Redeemable Preferred Stock in the consolidated balance sheets. The Redeemable Preferred Stock pays quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the following twelve months, and 9% thereafter. Dividends were paid in-kind for the first two years, and, thereafter, were to be paid in cash or accrued beginning in 2017. All accrued and accumulated dividends on the Redeemable Preferred Stock will be prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The descriptions above are only summaries, for more information see Note 10—Debt and Redeemable Preferred Stock in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

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

The security investors and the QSPEs do not have any recourse against SGGH if the cash flows generated by the securitized loans are inadequate to service the securities issued by the QSPEs. At the close of each securitization, Fremont removed the carrying value of the loans securitized from its balance sheet and added the estimated fair value of the assets obtained in consideration for the loans, which generally included the cash received (net of transaction expenses), retained junior class securities (referred to as residual interests) and mortgage servicing rights, to its balance sheet. SGGH still holds these residual interests, which are carried at zero in the consolidated balance sheets, as management cannot accurately predict and does not anticipate receiving any significant distributions from these residual interests in the foreseeable future. During the years ended December 31, 2017, 2016 and 2015, SGGH received $0.2 million, $0.4 million and $0.2 million, respectively, from its residual interests.

A repurchase reserve related to sales of residential real estate loans by Fremont’s former business that are subject to standard industry representations and warranties that may require SGGH to repurchase certain loans, was reduced to zero in the year ended December 31, 2016. Additional information concerning the repurchase reserve in discontinued operations is included in Note 20—Discontinued Operations in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Recent Accounting Standards

The FASB issues and updates accounting standards on a regular basis. For a discussion of recently issued or updated accounting standards that are relevant to our operations, please refer to Note 4—Presentation, Summary of Significant Accounting Policies and Recent Accounting Standards Updates in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The following quantitative and qualitative disclosures about market risk include “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The potential for changes in the value of financial instruments is referred to as market risk. Our consolidated balance sheets include assets and liabilities whose fair values are subject to market risks. As of December 31, 2017, our significant market risks are primarily associated with interest rates, credit, commodities, and foreign currencies. The following sections address the significant market risks associated with our business activities.

Interest Rate Risk

Real Alloy is subject to interest rate risk related to its variable rate debt. Based on the outstanding variable rate debt during the year ended December 31, 2017, a 1.0% increase in interest rates under its variable rate debt agreements would have resulted in increased interest expense of $0.8 million. This sensitivity analysis of the effect of a change in interest rates on debt obligations considers only variable rate debt outstanding during the year ended December 31, 2017 and does not consider future potential changes in variable rate long-term debt levels.

Credit Risk

We are primarily exposed to credit risk with our and Real Alloy’s cash equivalents, as well as Real Alloy’s trade accounts receivables and financing receivable. We do not believe that our cash equivalents present significant credit risk because the counterparties to the instruments consist of major financial institutions. Our cash and cash equivalents, as of December 31, 2017, consist principally of cash balances in noninterest bearing checking accounts and money market funds. Although substantially all trade accounts receivable balances are unsecured, there is not a significant concentration of credit risk with respect to trade receivables, with one Real Alloy customer representing more than 10% and the top ten Real Alloy customers representing an aggregate of approximately 56% of the total trade accounts receivable as of December 31, 2017. The financing receivable is due from one global financial institution for which we believe the risk of loss is minimal as of December 31, 2017.

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

Derivative contracts are used primarily to reduce uncertainty and volatility and cover underlying exposures and are held for purposes other than trading. Real Alloy’s commodity and derivative activities are subject to the management, direction and control of our Risk Management Committee, which is composed of our chief executive officer (“CEO”), who also serves as our chief financial officer (“CFO”), and other officers and employees, as designated by the Audit Committee of the Board.

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

Metal Hedging

Primarily in our RAEU segment, LME future swaps or forward contracts are sold as metal is purchased to fill fixed-price customer sales orders. As sales orders are priced, LME future or forward contracts are purchased, which generally settle within six months. Real Alloy may also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. Due to the RA Chapter 11 Case, Real Alloy had 10.7 thousand tonnes of offsetting metal buy and sell derivative contracts as of December 31, 2017.

Natural Gas Hedging

We monitor Real Alloy’s natural gas purchase requirements and, in order to manage price exposure, the future price of a portion of the natural gas requirements may be fixed by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the NYMEX and the contractual derivative price. Natural gas costs can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. Due to the RA Chapter 11 Case, Real Alloy had 1.4 trillion offsetting British thermal unit forward buy and sell derivative contracts as of December 31, 2017.

For additional information on derivative financial instruments, see Note 18—Derivative and Other Financial Instruments and Fair Value Measurements included in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

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

While it is difficult to quantify any particular impact of changes in exchange rates, a uniform 10% strengthening of the U.S. dollar (presuming all other variables are held constant) would have resulted in an increase in net loss of less than $0.1 million for the year ended December 31, 2017. Similarly, a 10% weakening of the U.S. dollar would have resulted in a decrease in net loss of less than $0.1 million during the period. This sensitivity analysis of the effect of a change in foreign currency exchange rates does not factor in future changes in sales levels or local currency prices or costs.

Item 8.     Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Real Industry, Inc. consolidated financial statements and Report of Independent Registered Public Accounting Firm included in Part IV, Item 15 of this Annual Report.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, with the participation of our CEO, who currently also serves as our CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosures.

Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company as of December 31, 2017 in conformity with GAAP, and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, as required under Section 404 of the Sarbanes-Oxley Act of 2002. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, issued an unqualified attestation report on the effectiveness of the Company’s internal control over financial reporting as December 31, 2017, which is included below, under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, the Company implemented new processes for the identification and valuation of liabilities subject to compromise. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Real Industry, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Real Industry, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Real Industry, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated April 5, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cleveland, Ohio

April 5, 2018

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table reflects the directors and executive officers as of March 29, 2018:

William Hall	Director, Chairman of the Board
Peter C.B. Bynoe	Director
Patrick E. Lamb	Director
Joseph McIntosh	Director
Michael J. Hobey	President, Interim Chief Executive Officer and Chief Financial Officer
Kyle Ross	Executive Vice President and Chief Investment Officer (former Chief Executive Officer and director)
Kelly G. Howard	Executive Vice President and General Counsel
Terrance Hogan	President, Real Alloy

Background Information on Directors and Executive Officers

As of March 29, 2018, the Company had four directors and four executive officers as described below. During 2017, certain directors resigned from the board and certain officers assumed new responsibilities, while others resigned from the Company.

Set forth below is certain information as of March 29, 2018.

William Hall (Age 74): Mr. Hall has served as a director of Real Industry since May 2015, and became Chairman of the Board in August 2016. In November 2017, Mr. Hall joined the board of directors of certain Real Alloy entities. He also currently serves as the Chairman of the Nominating and Governance Committee and as a member of the Audit Committee. Mr. Hall has served as the General Partner of Procyon Advisors LLP, a Chicago-based private equity firm providing consulting and growth capital for healthcare services companies, since 2006 following the sale of Procyon Technologies, Inc. (“Procyon Technologies”). Mr. Hall has over thirty years of experience as a senior operating executive at Procyon Technologies (aerospace actuation components), Eagle Industries (capital goods), Fruit of the Loom (consumer goods) (NYSE: FOL), Cummins Inc. (industrial power equipment) (NYSE:CMI), and Falcon Building Products, Inc. (specialty building products) (NYSE: FBP) where Mr. Hall, as Chief Executive Officer, completed an initial public offering and later completed a leveraged buyout to take the company private.

Mr. Hall served as member of the board of directors of Stericycle, Inc. (NASDAQ: SRCL) from 2006 to 2017, most recently serving as the chairman of its Compensation Committee and formerly served as a member of its Audit Committee. From 2002 to April 2016, Mr. Hall served as a member of the board of directors of W. W. Grainger, Inc. (NYSE: GWW), serving, most recently, on both its Audit Committee as a financial expert, and its Governance Committee. Mr. Hall has previously served as a member of the board of directors of Actuant Corporation (NYSE: ATU), serving on both its Audit and Governance Committees.

Mr. Hall volunteers as an Adjunct Professor of graduate and undergraduate courses in entrepreneurial leadership of the College of Engineering and the Ross School of Business at the University of Michigan. Mr. Hall also serves as a member of the Executive Committee at the Rush University Medical Center in Chicago and as an advisory board member at the Depression Center, the Zell Lurie Institute and the Center for Entrepreneurial Leadership at the University of Michigan. During the 1970s, Mr. Hall served as a professor at the University of Michigan, the European Institute of Business Administration and the Harvard Business School. Mr. Hall holds degrees in aeronautical engineering (B.S.E.), mathematical statistics (M.S.) and business administration (M.B.A. and Ph.D.), all from the University of Michigan.

The Board has named Mr. Hall as a director due to his extensive operational management, broad industrial background, capital raising and merger and acquisition experience, and financial expertise. Mr. Hall’s service as a board member for other public and private companies have also enabled him to provide valuable insight and perspective on governance matters, mergers and acquisitions activity and global business initiatives.

Peter C.B. Bynoe (Age 67): Mr. Bynoe has served as a director of Real Industry since July 2013, and currently serves as Chairman of the Compensation Committee and as a member of the Nominating & Governance Committee. Mr. Bynoe is currently a Managing Director of Equity Group Investments, a private equity firm based in Chicago, Illinois, where he has served since October 2014. From September 2013 to October 2014, Mr. Bynoe served as the Chief Executive Officer of Rewards Network, Inc., a provider of credit card loyalty and rewards programs. Prior to Rewards Network, Mr. Bynoe served, from January 2009 to August 2013, as a partner and Chief Operating Officer of Loop Capital LLC, a full-service investment banking firm based in Chicago. He joined Loop Capital as a Managing Director in February 2008. As Chief Operating Officer, Mr. Bynoe oversaw the firm’s mergers and acquisitions practice in the utility and power sector. Mr. Bynoe also served from January 2009 to December 2016 as a Senior Counsel in the Chicago office of the international law firm DLA Piper US LLP. From March 1995 until December 2007, Mr. Bynoe was a senior Partner at DLA Piper US LLP and served on its Executive Committee. Mr. Bynoe has also been a principal of Telemat Ltd., a consulting and project management firm, since 1982. Since 2004, Mr. Bynoe has been a director of Covanta Holding Corporation (“Covanta”) (NYSE: CVA), an internationally recognized owner of energy-from-waste and power generation projects, and he presently serves on Covanta’s Nominating and Governance Committee and Compensation Committee. Since 2007, Mr. Bynoe has been a director of Frontier Communications Corporation (formerly known as Citizens Communication Corporation) (NASDAQ: FTR), a telephone, television and internet service provider, where he serves as the chairman of its Nominating and Governance Committee and as a member of its Compensation Committee, and he was formerly a director of Rewards Network Inc. from 2003 to May 2008. Mr. Bynoe served as the Executive Director of the Illinois Sports Facilities Authority, a joint venture of the City of Chicago and State of Illinois created to develop the new Comiskey Park for the Chicago White Sox and was Managing General Partner of the National Basketball Association’s Denver Nuggets. Mr. Bynoe also served as a consultant to the Atlanta Fulton County Recreation Authority and the Atlanta Committee to Organize the Olympic Games in preparation for the 1996 Summer Olympic Games. Mr. Bynoe holds Juris Doctor, Master of Business Administration and Bachelor of Arts degrees from Harvard University and is a member of the Illinois Bar and a registered real estate broker.

Mr. Bynoe was named to the Board due to his extensive legal and financial expertise, his background in infrastructure projects, his public sector service and his extensive knowledge of public policy issues. Mr. Bynoe’s service as a board member for other public and private companies have also enabled him to provide valuable insight and perspective on governance matters, mergers and acquisitions activity and the utilization of net operating loss carryforwards, a strategy effectively implemented by Covanta during the period that Mr. Bynoe served on the Covanta board of directors.

Patrick E. Lamb (Age 58): Mr. Lamb has served as a director of Real Industry since April 2011, and currently serves as the Chairman of the Audit Committee, and a member of both the Nominating and Governance Committee and the Operations Committee. In November 2017, Mr. Lamb joined the board of directors of certain Real Alloy entities. Mr. Lamb has over twenty-five years of chief financial officer experience in various public, public subsidiary and private entities, specifically in the financial services industry, including banking, commercial finance, commercial and residential real estate, debt and equity capital markets, and insurance. He also has experience in mergers, divestitures and acquisitions, financing and securitization structures and public accounting, as well as marketing and information technology. Most recently, Mr. Lamb served as the Chief Financial Officer for the Los Angeles Clippers of the National Basketball Association from July 2007 until January 2015. From 2004 to July 2007, Mr. Lamb served as the Senior Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer of Fremont. Prior to that, Mr. Lamb served as Vice President-Finance for Fremont and as the Chief Financial Officer of Fremont Financial Corporation, a subsidiary of Fremont. Before joining Fremont, Mr. Lamb worked at Ernst & Whinney (now Ernst & Young), serving primarily the financial services industries in various audit and consulting engagements. Mr. Lamb holds Bachelor of Science and Master in Accountancy degrees from the Marriott School of Management at Brigham Young University. Mr. Lamb also serves on two advisory boards for the Marriott School of Management at Brigham Young University and is also involved in various community and educational organizations. Mr. Lamb also serves on the Advisory Boards of Fan Factor and Amenify, as well as an instructor in the University of San Francisco’s Masters in Sports Management program.

Mr. Lamb was named to the Board due to his considerable experience as a chief financial officer for over twenty years, as well as his valuable insight into management on a multitude of strategic, governance, regulatory, compliance, public policy and operating issues.

Joseph McIntosh (Age 48): Mr. McIntosh has served as a director of Real Industry since May 2017 and currently serves as a member of both the Audit Committee and the Compensation Committee. Mr. McIntosh has served as a Managing Director with Equity Group Investments since January 2017, where he focuses on sourcing, evaluating and executing new investments, as well as monitoring and advising on existing investments. Prior to joining EGI, Mr. McIntosh served as Vice Chairman of Consumer and Retail Investment Banking Coverage and Managing Director in the Investment Banking Division of Deutsche Bank Securities since September 2014. Mr. McIntosh was a Managing Director in the Corporate and Investment Banking division of Bank of America from 2009 to September 2014, which he joined in 2009 as a result of Bank of America’s acquisition of Merrill Lynch, where he worked since 1997. Mr. McIntosh received his Juris Doctorate from Northwestern University School of Law and a Bachelor of Business Administration degree in Accounting from the University of Iowa.

Mr. McIntosh was named to the Board due to his over twenty years of experience in investment banking, including his hands-on transactional and investment identification, structuring, and advising work experiences. Mr. McIntosh has a lengthy and distinguished deal record, working on all sides of transactions and investments and advising public company boards on such activities. Further, Mr. McIntosh qualifies as an audit committee financial expert.

Michael J. Hobey (Age 45): Mr. Hobey has served as President and Interim Chief Executive Officer since November 2017 and as Chief Financial Officer since September 2016. Prior to his appointment as the Company’s Chief Financial Officer, Mr. Hobey served as the Chief Financial Officer of Real Alloy, since the business’ acquisition in February 2015, a position he serves in again as of November 2017. Mr. Hobey formerly served on the board of directors of various Real Alloy entities. Prior to the Company’s acquisition of Real Alloy, Mr. Hobey served as Chief Financial Officer of the predecessor entity know as Global Recycling and Specification Alloys at Aleris Corporation. Mr. Hobey joined Aleris in June 2006, serving as Vice President, Corporate Development through July 2009, when he was named Vice President and Treasurer. Before joining Aleris, he served as a Vice President in the Investment Banking Division at Citigroup Global Markets and held various positions with McDonnell Douglas and Boeing immediately following college. Mr. Hobey holds a Bachelor of Science degree from Brown University and an MBA from the MIT Sloan School of Management.

Kyle Ross (Age 41): Mr. Ross currently serves as the Company’s Chief Investment Officer. From August 2016 to November 2017, Mr. Ross served as the Company’s President, Chief Executive Officer and Chief Investment Officer. Mr. Ross formerly served on the board of directors of certain Real Alloy entities. Previously, Mr. Ross served as the Chief Financial Officer of Real Industry from March 2011 until August 2016. Mr. Ross was part of the management team that sponsored Fremont’s reorganization process and emergence from bankruptcy. Prior to participating in the Fremont bankruptcy, Mr. Ross was a co-founder of Signature Capital Partners, LLC, a special situations investment firm formed in 2004. Mr. Ross was directly involved in all of Signature Capital’s investment activity, including playing active roles in structuring, underwriting, overseeing portfolio companies, and managing the exit of transactions. Mr. Ross began his career as an investment banker where he was directly involved in more than 20 transactions, including both healthy and distressed mergers and acquisitions, capital raises, and debt restructurings. He was also responsible for managing the firm’s analyst and associate staff. Mr. Ross holds a Bachelor of Science degree and a Bachelor of Arts degree from the Haas School of Business and the College of Letters and Science, respectively, at the University of California, Berkeley.

Terrance Hogan (Age 62): Mr. Hogan has served as President of Real Alloy Holding, Inc. since February 2015 assuming such position as part of the Real Alloy Acquisition. Mr. Hogan serves on the board of directors of various Real Alloy entities. Prior to the Real Alloy acquisition, Mr. Hogan served as Senior Vice President and General Manager of Aleris’ Recycling and Specification Alloys Americas business since April 2008. From 2006 to 2008, Mr. Hogan served as Vice President and General Manager of Recycling North America for Aleris and before that, as Vice President and General Manager of Europe and Brazil Recycling. Mr. Hogan joined Aleris in 2005 as a part of its acquisition of Alumitech where he had served as President for 10 years until its acquisition by Aleris. Mr. Hogan holds a Bachelor of Science Degree in Accounting from Alfred University in Alfred, New York, and is the past Chairman of the Aluminum Association’s Casting and Recycling Division.

Kelly G. Howard (Age 40): Ms. Howard has served as Executive Vice President and General Counsel of the Company since December 2016. Prior to joining the Company, Ms. Howard served as a Partner for five years in the Corporate Group of the law firm of Crowell & Moring, LLP, where she counseled public and private companies (including Real Industry), hedge funds, private equity firms, individual investors, corporate executives and entrepreneurs on matters of securities, mergers and acquisitions, capital raising, and general corporate law. While at Crowell & Moring, Ms. Howard served as a Counsel from January 2008 to December 2011, and as an Associate from August 2005 through December 2007. Prior to joining Crowell & Moring, Ms. Howard practiced corporate, securities and intellectual property law at Miles & Stockbridge, P.C. Ms. Howard earned her Juris Doctorate degree from the University of Virginia School of Law in 2002, and her Bachelor of Science degree in Biology with a Minor in Chemistry from the University of North Carolina at Chapel Hill in 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of common stock and other Company securities on Forms 3, 4 and 5 with the SEC. Reporting Persons are required, by SEC regulations, to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established, and we are required to report any failure to file by such dates by a Reporting Person. Based solely on our review of reports received by us or written representations from the Reporting Persons, we believe that all of the Reporting Persons complied timely with all applicable Section 16(a) filing requirements, with the exception of one late Form 5 report filed for Mr. Maheshwari in connection with his forfeiture of certain shares of restricted common stock upon his October 5, 2017 resignation from the Board, scheduled to vest on January 3, 2018.

Code of Conduct

We maintain a Code of Conduct for all employees, which also complies with the definition of a “code of ethics” set forth in Section 406(c) of the Sarbanes-Oxley Act of 2002, as required by Nasdaq’s corporate governance requirements. The Code of Conduct is posted on our corporate website at www.realindustryinc.com. A copy may also be obtained without charge upon request by writing to the following address: Corporate Secretary, Real Industry, Inc., 3700 Park East Drive, Suite 300, Beachwood, Ohio 44122. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting the required information on our website, at the Internet address and location specified above.

Changes in Director Nomination Process

Since its proxy statement for the 2017 Annual Meeting of Stockholders, the Company’s Nominating & Governance Committee of the Board has not made any changes to the process by which stockholders may make recommendations to the Board.

Audit Committee

The current members of the Audit Committee are Messrs. Lamb (Chairman), Hall and McIntosh. Mr. Maheshwari served on the Audit Committee until his resignation from the Board on October 5, 2017. Each of Messrs. Tinkler and Bynoe served on the Audit Committee until the 2017 Annual Meeting of Stockholders in May 2017. Each of Messrs. Lamb, Hall, Maheshwari, Tinkler, Bynoe and McIntosh is “independent” under the rules of the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act. The Board has determined that each of Messrs. Lamb, Hall, and McIntosh satisfies the criteria for classification as an “audit committee financial expert” as set forth in the applicable rules of the Commission.

Item 11.     Executive Compensation

Director Compensation

Prior to April 2017, each independent member of the Board received base annual compensation of $140,000, comprised of (i) $55,000 in cash, payable in advance in quarterly installments, and (ii) $85,000 in shares of restricted common stock, issued annually in advance on the first business day of each year. The per share value of the restricted common stock was determined on the basis of the closing price on the grant date or the immediately preceding business day if the grant date was not a day on which the Nasdaq Stock Market (or other platform on which the Company’s common stock trades) was open. The restricted common stock vests on the first day of the year following the grant, but will vest immediately in the event of a change in control, death or disability of a director, or in the event a member is not re-elected to the Board or is not nominated for election to the Board by the Company after indicating a willingness to serve.

In addition, independent members of the Board were entitled to additional annual cash fees for the following service (payable in advance in quarterly installments): Chairman of the Board — $25,000; Audit Committee Chair — $45,000; Compensation Committee Chair — $20,000; Operations Committee Chair — $20,000; Nominating and Governance Committee Chair — $20,000. No additional amounts were paid for attending meetings of the Board or any committee of the Board; no incentive or other compensation was paid to directors, excluding expense reimbursement.

For 2017, each independent director could make an irrevocable annual election to receive all or any of the cash portion of his board and committee service compensation in the form of restricted stock units (“RSUs”), which fully vest upon issuance, and may be converted to common stock immediately, or the director may elect that such RSUs will convert to common stock upon his termination of service to the Board.

In April 2017 through November 2017, the cash portion, or RSUs in lieu of the cash portion, of the annual compensation for independent Board members, and all supplemental cash awards were reduced by 20% in an effort to maximize alignment with the Company’s stockholders.

In November 2017, the Board adopted a policy (i) to reduce the amount of director fees (inclusive of committee chairman and Board chairman service) to $20,000 per quarter, in cash, payable to certain independent directors upon the effective date of the RI Plan, and (ii) to compensate independent directors serving on the boards of directors or other governing bodies of the Real Alloy Debtors $15,000 per quarter, in cash.

The following table sets forth information regarding total compensation paid to each individual serving as director in respect of his service to the Board and its committees in 2017:

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Total
Peter C.B. Bynoe	$—	$152,504	$152,504
Patrick Deconinck	67,500	85,004	152,504
William Hall	49,500	107,504	157,004
Patrick E. Lamb	63,000	112,004	175,004
Raj Maheshwari	—	134,504	134,504
Joseph McIntosh	—	58,415	58,415
Philip G. Tinkler	—	122,504	122,504
(1)

The dollar amounts shown represent the aggregate grant date fair value of restricted common stock awards and restricted stock unit awards, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”). For additional information about equity grants, see Note 16—Share-Based Payments in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

(2)

As of December 31, 2017, Messrs. Bynoe, Hall and Lamb each held 13,935 shares of restricted common stock and Mr. McIntosh held 18,309 shares of restricted common stock, all of which were issued in 2017 and vested on January 3, 2018.

As of December 31, 2017, Messrs. Bynoe and Hall held 23,492 and 7,831 vested but unconverted restricted stock units, respectively. Each restricted stock unit is convertible to one share of the Company’s common stock upon the termination of each director’s service to the Board.

As of December 31, 2017, Mr. McIntosh had the right to receive $22,000 of restricted stock units in lieu of cash director fees from the Company, which were earned in 2017.

Executive Compensation

Compensation Discussion and Analysis

Introduction

This compensation discussion and analysis (“CD&A”) is designed to provide an understanding of our compensation program and to discuss the compensation earned by our named executive officers for 2017. Our Compensation Committee (the “Committee”) oversees our executive compensation program, they review and establish the compensation for our executive officers and are responsible for administering and granting equity awards under our existing stock incentive plans.

In November 2017, in conjunction with the Company and the Real Alloy Debtors filing the Chapter 11 Cases, the Committee, working with the Board and legal advisors, made a number of changes to our executive leadership team, and modified certain compensation elements, as well as the nature and relationships of existing employment agreements as discussed further herein

Prior to the Petition Date, and as previously described in the Company’s proxy statement issued to stockholders in advance of the Company’s 2017 Annual Meeting of Stockholders held on April 17, 2017, our executive compensation program for 2017 was modified from prior years. In 2016, as well as in prior years, the annual non-equity incentive awards for the Company’s management team were determined by two financial performance measures: (1) the Company’s and Real Alloy’s actual Adjusted EBITDA compared to financial performance targets set by the Board for Adjusted EBITDA (weighted 80%) and (2) productivity and Six Sigma efficiency improvements measured through operational cost savings and other margin enhancements (weighted 20%).

In the first quarter of 2017, after conferring with its compensation consultant and Company management, the Committee recommended, and the Board approved, a shift in the elements for the 2017 annual incentive plan for the Company’s executives, including the replacement of the prior year’s productivity initiatives target with a Real Alloy free cash flow target. Furthermore, for the named executive officers (excluding Mr. Hogan), in order to underscore and compensate for the Company’s accomplishment not only of operational goals, but also strategic goals, the Company adopted the 2017 annual incentive plan based on:

•	45% of the 2017 incentive plan payout based on the Adjusted EBITDA performance of Real Industry (consolidated) and Real Alloy;
•	20% based on Real Alloy’s free cash flow; and
•	35% based on corporate performance metrics determined by the Committee’s judgment of management’s progress towards positioning the Company to monetize its NOLs in 2018 and beyond.

Because our compensation program is based on the achievement against certain financial measures of performance and other goals of the Company and its subsidiaries that are not in accordance with GAAP, this CD&A discusses non-GAAP financial measures. Our Adjusted EBITDA calculation represents segment net earnings (loss) before interest, taxes, depreciation and amortization, and certain other items including, unrealized gains and losses on derivative financial instruments, charges and expenses related to acquisitions, and certain other gains and losses. We calculate Adjusted EBITDA by eliminating the impact of a number of items we do not consider indicative of our ongoing operating performance and certain other items, and thus, may not be comparable with the Adjusted EBITDA of another company. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report.

Named Executive Officers

For 2017, our named executive officers were:

•	Michael J. Hobey, President and Interim Chief Executive Officer and Chief Financial Officer of Real Alloy since November 16, 2017; and Chief Financial Officer of Real Industry for the entire year;
•	Kyle Ross, Chief Investment Officer; and President, Chief Executive Officer and Chief Investment Officer through November 16, 2017;
•	Terrance Hogan, President, Real Alloy;
•	Kelly G. Howard, Executive Vice President, General Counsel and Corporate Secretary; and
•	John Miller, Executive Vice President, Operations through November 16, 2017

Our Philosophy on Executive Compensation

The changes to the Company’s incentive compensation program proposed and adopted in the first quarter of 2017 were designed to incentive our executive leadership team to improve the financial contribution of our major operating subsidiary as the aluminum recycling industry started to recover from the cyclical decline it had experienced in 2016 and to unlock the long-term value of our considerable tax assets. Our base and incentive compensation plans were updated in 2017 to be consistent with these goals and to enable the Company and its subsidiaries to provide competitive compensation packages to attract, retain and motivate talented executives and managers who would not only identify and work to acquire additional businesses but also operate Real Alloy, while aligning management’s and stockholders’ interests in the enhancement of Company performance and stockholder value.

Prior to the Petition Date, our compensation programs were structured to provide a balance of salary and incentive cash and equity compensation to promote and reward long-term stockholder value creation. The Committee retained the discretion to make adjustments necessary to balance the overall performance of the Company and the individual performance of our executive officers to maintain a “pay for performance” philosophy.

Our cash and equity incentive plans were designed to provide the Committee with the flexibility to reward outstanding performance significantly above the targeted range. Conversely, where performance falls below expectations, our plans were designed to deliver compensation that is below the targeted range and to allow the Committee the discretion to reduce or eliminate certain compensation elements.

The Committee applies its compensation philosophy and policies consistently in determining the compensation of each of our senior executives, while being mindful of individual differences such as experience, level of responsibility, potential contributions to future growth opportunities and individual performance. These determinations are also made in light of the practical implications of arms-length negotiations at the time each executive officer is hired or promoted. Greater relative percentages of potential compensation are at risk for the most senior officers to reflect their respective areas and levels of responsibility for the Company’s performance.

While the Committee and Board made a number of changes to executive compensation in November 2017 in light of financial challenges and liquidity concerns of the business, these changes were consistent with the overall philosophical objective of pay for performance and alignment with stockholders.

Consideration of Say-on-Pay Results

At the Company’s annual meeting of stockholders held in May 2017, approximately 93% of the votes cast on the advisory vote to approve the compensation of our named executive officers were voted in favor of the proposal. The Committee believes that this stockholder vote affirmed our stockholders’ support for the Company’s approach to executive compensation and, therefore, we did not implement any changes to our executive compensation program as a direct result of the advisory vote.

Our Process for Executive Compensation

The Committee oversees our executive compensation program. Each Committee member is an independent nonemployee director and qualifies as an “outside director” under section 162(m) of the Tax Code. The Committee develops and recommends to the Board the overall compensation package for our Chief Executive Officer and, with additional input from our Chief Executive Officer, for each of our other executive officers. Our Chief Executive Officer does not participate in determining his compensation. Objective criteria are used, and the Committee retains final discretion in determining the compensation of our executive officers.

Prior to the Petition Date, in implementing and administering the Company’s compensation philosophy for 2017, the Committee, in consultation with its independent executive compensation consultants:

•	Reviewed market data to assess the competitiveness of the Company’s compensation policies;
•	Evaluated the Company’s compensation policies compared to those of our peer group and in the context of broader industry surveys;
•	Reviewed the Company’s performance against the Company’s plans and budgets and considered the degree of attainment of performance goals and objectives; and
•	Reviewed the individual performance of each executive officer.

In the days leading up to the Petition Date, the Committee and the Board met several times and received the advice of legal counsel as they evaluated the proper structure, compensation and incentives for executive officers in light of a potential bankruptcy filing.

Both in the first quarter of 2017 and prior to the Petition Date, the Committee made significant decisions over multiple meetings, in which Committee members discussed conceptual matters, reviewed preliminary recommendations, reviewed final recommendations and considered advice from independent executive compensation and legal advisors. The Committee also held special meetings, as necessary, in order to perform its duties.

Role of the Chief Executive Officer

In its determination of the Company’s compensation objectives, philosophy, programs and decisions, the Committee received advice and recommendations from our Chief Executive Officer (other than with respect to his own compensation). The Committee’s charter provides that our Chief Executive Officer may attend meetings at which the compensation of other named executive officers is under review and consideration. In this capacity, the Chief Executive Officer:

•	worked with the Committee regarding the approval of all general compensation plans and policies, including pension, savings, incentive and equity-based plans;
•	reviewed and determined the corporate and individual goals and objectives for the other named executive officers relevant to their compensation;
•	provided the Committee with an evaluation of the performance of the other named executive officers in light of their respective achievement of corporate and individual goals and objectives; and
•	recommended to the Committee the compensation levels of the other named executive officers.

The Committee considered the recommendations of our Chief Executive Officer, together with the inputs from its independent compensation consultant, in making independent determinations regarding executive compensation. Our Chief Executive Officer generally attends all Committee meetings, other than those portions that are held in executive session, but he is not present during voting or deliberations on matters involving his compensation in accordance with the Committee’s charter.

Role of Compensation Committee Consultants

The Committee has authority under its charter to retain its own advisers, including compensation consultants. To assist in its review and oversight of our executive compensation program, in 2017, the Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent compensation consultant. The Committee consults with FW Cook regularly and, upon the Committee’s request, FW Cook attended multiple Committee meetings in 2017. FW Cook advised the Committee in connection with reviewing and assessing (i) the pay for performance, stockholder alignment and executive retention goals of the Committee, (ii) the continued implementation of the Company’s executive compensation program, including with respect to compensation philosophy, objectives, benchmarking market pay levels and developing annual and long-term plan designs, and (iii) reviewing and structuring compensation and severance arrangements for our named executive officers.

Overview of Compensation Elements

For 2017, prior to the Petition Date, the three elements of our executive compensation were:

•

Base salary: Fixed element of total compensation, which the Committee determines by our pay for performance philosophy, the position (skills, duties, responsibilities, etc.), market pay levels and trends, prior salary and individual performance in prior periods;

•

Annual non-equity incentive awards: Variable compensation payable in cash (or at the discretion of the Committee, shares of restricted stock) following the fiscal year for which the pay is earned based upon the Committee’s determination of performance; and

•	Long-term incentive awards: Variable compensation payable in time-vested and/or market-based shares of restricted stock and/or restricted stock units.

As of the Petition Date, the employment arrangements with Mr. Ross and Ms. Howard were modified to include only a base salary, and Mr. Hobey’s employment arrangement was modified to reflect the potential to participate in a future incentive bonus opportunity for critical Real Alloy personnel. Mr. Hogan is not an officer or employee of Real Industry, Inc. These modified employment arrangements also served to waive the application of the Company’s Management Continuity Plan for Senior Officers (the “Continuity Plan”), which provided severance benefits upon a termination of employment by the Company without “cause” or a by such senior officer for “good reason.”

Under the Continuity Plan, “cause” was defined to include the following:

(i)the willful failure by the senior officer to attempt in good faith to substantially perform his obligations to the Company and/or under any award or other agreements with the Company (other than any such failure resulting from the senior officer’s incapacity due to a Disability); provided, however, that the Company shall have provided the senior officer with written notice of termination that such actions are occurring and the senior officer has been afforded at least ten (10) days to cure same;

(ii)the senior officer’s willfully engaging in fraud or other financial dishonesty, including, without limitation, theft or misappropriation of funds or property of the Company, insider trading or any attempt by the senior officer to secure any personal profit related to the business or business opportunities of the Company without the informed, written consent of the Board;

(iii)any other material breach or violation by the senior officer of the Continuity Plan, any restrictive covenants under any agreement with the Company, the Company’s written code of conduct, written code of ethics or other written policy; provided, however, that the Company shall have provided the senior officer with written notice of termination that such actions are occurring and the senior officer has been afforded at least ten (10) days to cure, provided, further, that (A) this cure provision shall not apply to violations of the Company’s code of conduct, written code of ethics or prohibition against unlawful harassment, and (B) such cure period shall only apply to breaches or violations that in the Board’s sole judgment are capable of or amenable to such cure;

(iv)the senior officer’s conviction of or plea of guilty or nolo contendere to, a felony or any other crime involving moral turpitude or dishonesty; or

(v)the senior officer’s other willful misconduct, gross negligence or knowing violation of securities laws that, in the good faith judgment of the Board, may have or has had a material adverse impact on the Company (either economically or on its reputation).

Under the Continuity Plan, “Good Reason” with respect to a senior officer provided in its relevant parts that, unless otherwise specifically defined in an employment agreement between the senior officer and the Company, the occurrence of any of the following without the senior officer’s prior written consent:

(i) a material diminution in the senior officer’s base compensation;

(ii) a material diminution in the senior officer’s authority, duties, or responsibilities;

(iii) a change of at least 50 miles in the geographic location at which the senior officer must perform the services;

(iv) any other action or inaction that is a material breach by the Company of the senior officer’s employment agreement (including, but not limited to, requiring the Chief Executive Officer to report to anyone other than the full Board of Directors); provided, however, that the senior officer must provide notice to the plan administrator of the existence of the condition constituting Good Reason within ninety (90) days of its initial existence, and the Company must have at least thirty (30) days to remedy the condition to the extent capable of being cured and the senior officer must terminate employment within sixty (60) days after the end of the Company’s cure period.

In January 2018, the Bankruptcy Court approved a Key Employee Incentive Plan (“KEIP”) for the Real Alloy Debtors that replaced the then existing Real Alloy Management Incentive Program under which Messrs. Hobey and Hogan became participants. No other executive officer is included in the KEIP.

Base Salary

Base salary provides a level of cash compensation in an amount commensurate with the role and responsibilities of each executive officer, as well as experience, performance and contributions. The amount of any increase in base salary is also based on these factors, as well the external competitiveness of such executive officer’s base salary and his or her overall total compensation. Typically, the Committee reviews the salaries of our named executive officers annually (in the fourth quarter or early in the following year), as well as in connection with a promotion or other change in responsibility. The Committee’s review of these factors is subjective, and no fixed value or weight is assigned to any specific factor when making salary decisions.

Effective November 16, 2017, the Company appointed Mr. Hobey as President and Interim Chief Executive Officer and entered into a new employment arrangement with Mr. Hobey, which provided for (i) an annual base salary of $175,000 payable by the Company for services as President and Interim Chief Executive Officer and Chief Financial Officer of the Company, and (ii) an annual base salary of $343,000 payable by Real Alloy for services as Executive Vice President and Chief Financial Officer of Real Alloy. Previously, Mr. Hobey earned an annual salary of $343,000 paid by the Company. The agreement also provided that Mr. Hobey would be eligible to participate in the Real Alloy KEIP approved by the Bankruptcy Court

Effective November 16, 2017, Mr. Ross entered into a new employment arrangement with the Company, which provided for his resignation as President and Chief Executive Officer and a reduced annual base salary of $400,000 payable by the Company as he continues to serve as Chief Investment Officer.

The base salary of Ms. Howard remained the same during 2017 at $325,000 under the terms of her new employment arrangements.

As part of all of these arrangements, each of Messrs. Hobey and Ross and Ms. Howard agreed to waive any rights under the Continuity Plan, including any severance payments.

Mr. Miller resigned on November 15, 2017 and received a lump sum payment of all amounts due and owing to him.

Annual Non-Equity Incentive Awards

In 2017 prior to the Petition Date, annual non-equity incentive awards were intended to provide cash awards to our executive officers for achieving the Company’s annual financial and operational objectives. The annual non-equity incentive award program was a variable performance-based compensation component designed to reward the achievement of annual financial goals. For 2017, after conferring with its compensation consultant and Company management, the Committee recommended, and the Board approved, a shift in the elements for the 2017 annual incentive plan for the Company’s executives, including the replacement of the prior year’s productivity initiatives target with a free cash flow target. As a result, the performance metric of Adjusted EBITDA of Real Industry (consolidated) and Real Alloy accounted for 45% of the target non-equity incentive awards, and the performance metric of free cash flow of Real Alloy’s accounted for 20% of target compensation. Furthermore, for the named executive officers, other than Mr. Hogan, in order to underscore and compensate for the Company’s accomplishment not only of operational goals, but also strategic goals, the Committee retained discretion to award up to 35% of the target potential non-equity incentive awards based on corporate performance metrics determined by the Committee’s judgment of management’s progress towards positioning the Company to monetize its NOLs in 2018 and beyond.

The 2017 incentive compensation program provided a maximum cash bonus, upon the Company’s maximum achievement of the performance metrics discussed in this CD&A, of 80% of Mr. Ross’s base salary, 70% of Mr. Miller’s base salary and 65% of Messrs. Hobey and Hogan’s and Ms. Howard’s base salaries. Consistent with the Committee’s pay for performance philosophy and in light of the Bankruptcy Proceedings, no non-equity incentive awards for 2017 performance were paid to any of the named executive officers as neither the financial performance results nor the positioning of the Company to monetize NOLs met the Company’s targets.

As previously discussed, as of January 2018, Messrs. Hobey and Hogan became eligible to receive non-equity incentive awards under a Bankruptcy Court approved KEIP, which replaced the then existing Real Alloy non-equity incentive plan.

Financial Performance Measures of the KEIP

The KEIP was designed to incentivize certain key officers of Real Alloy during the Bankruptcy Proceedings and incentivize a successful Section 363 Sale of substantially all of the assets of the Real Alloy Debtors or a change of control transaction pursuant to Section 363 of the Bankruptcy Code. The KEIP applies to eight Real Alloy executives and is comprised of three separate parts: (i) the Asset Sale Bonus, (ii) the DIP Budget Bonus, and (iii) the EBITDA Achievement Bonus (each as defined below), each of which may be separately earned upon the achievement of the Real Alloy Debtors against certain financial metrics in the Section 363 Sale process. While the DIP Budget Bonus is either earned at 100% or not earned at all, each of the EBITDA Achievement Bonus and the Asset Sale Bonus may be earned in part or may be earned in excess of the target amount.

The Asset Sale Bonus is based on the sale price in the Section 363 Sale, defined to be the sum of the purchase price (i.e., proceeds of any sale available for distribution by the Real Alloy Debtors to holders of claims of any type or priority against their estates, excluding payments of claims by the Real Alloy Debtors pursuant to any transaction documents with the purchaser), $20 million, and the value of assumed claims under Section 503(b)(9) of the Bankruptcy Code (“Section 503(b)(9)”) net of setoff and reasonable estimates of avoidance actions. The Asset Sale Bonus may be earned from 0% to 150% achievement between the $300 million minimum and $450 million maximum thresholds, with a straight-line interpolation between the intermediate sale price thresholds.

Sale Price (in millions)	Percentage of KEIP Bonus	KEIP Proceeds (assuming full $1.3 million available)	Gross Sale Price/ LTM EBITDA
$300 and Under	—%	$—	5.5x
310	50%	216,667	5.7x
320	65%	281,667	5.8x
330	80%	346,667	6.0x
340	95%	411,667	6.2x
350	100%	433,333	6.4x
375	105%	455,000	6.8x
400	110%	476,667	7.3x
425	125%	541,667	7.8x
450	150%	650,000	8.2x

The DIP Budget Bonus is based on Real Alloy’s net cash flow (excluding professional fees and payments under Section 503(b)(9) or to critical vendors in the Bankruptcy Proceedings) as compared to Real Alloy’s net cash flow in its original budget provided to its DIP lenders. The DIP Budget Bonus is earned at 100% (for an aggregate $433,333) if 95% or greater of this amount is achieved; under 95%, no amount is payable.

The EBITDA Achievement Bonus is payable based on percentage achievement against a specified target EBITDA, comparing actual EBITDA against the monthly budget for 2018, prepared by Real Alloy on December 20, 2017. The EBITDA Achievement Bonus is subject to a threshold 90% percentage Target EBITDA achievement, and is earned at 150% for actual EBITDA exceeding 110% of Target EBITDA.

Percentage of EBITDA Achieved	Percentage of KEIP Bonus	KEIP Proceeds (assuming full $1.3 million available)
Less than 90%	—%	$—
90% to 100%	50%	433,333
Above 100% to 110%	65%	476,667
Above 110%	80%	650,000

Any amounts earned under the KEIP generally will be paid to participants concurrent with a closing of a Section 363 Sale, except that twenty five percent (25%) of any amounts earned in respect of exceeding 100% of the Asset Sale Bonus and/or EBITDA Achievement percentage will be payable upon the consummation of the Chapter 11 plan of reorganization for the Real Alloy Debtors. Participants in the KEIP must waive claims against the Real Alloy Debtors, and if a participant resigns or is terminated for cause, his or her KEIP bonus will be forfeited. However, participants in the KEIP are not otherwise required to remain employed by Real Alloy through the date of consummation of a Real Alloy plan of reorganization in order to receive KEIP payments. Payments of bonuses under the KEIP are based on the performance of the Real Alloy Debtors and results of the Section 363 Sale process, and are not based on individual performance of participants.

Participants in the KEIP are not eligible for participation in the Real Alloy Key Employee Retention Plan (“KERP”), which applies to approximately 275-300 Real Alloy employees, with a maximum aggregate amount payable of $1.3 million.

Long-Term Incentive Awards

In 2017, prior to the Petition Date, our Long-Term Incentive Plan (the “LTIP”) was designed to align executive compensation with the interests of the Company’s stockholders by linking a significant portion of executive compensation to share price performance over a three-year performance period.

Based on the performance of the Company in 2016, the Committee granted two types of LTIP awards in the first quarter of 2017:

•	Restricted stock awards, vesting pro-rata over a period of three years; and
•	Restricted stock units to create incentives for achieving total stockholder return (“TSR”) relative to the compound, annualized TSR for the Russell 2000 Index over a three-year performance period.

In order to establish a proper balance between retention and performance, 50% of the annual equity awards granted to the named executive officers were in the form of time-based restricted stock awards and 50% in the form of Company performance-based TSR Awards.

In light of our Bankruptcy Proceedings, the Committee did not authorize any LTIP awards in 2018 for 2017 performance.

Restricted Stock. Historically, we have issued annual grants of restricted stock that generally vested in pro rata annual installments over approximately three years from the date of grant, conditioned upon the executive’s continued employment on each anniversary date, with accelerated vesting under certain circumstances. The Committee believed that awarding long-term incentive awards in the form of time-vested equity compensation encourages long-term service, facilitates retention, maintains the Company’s competitive compensation, and aligns the interests of our named executive officers with the interests of our stockholders in creating incentives for long-term value creation. In light of our Bankruptcy Proceedings, no equity awards were issued by the Company in 2018 in respect of performance in 2017.

Restricted Stock Units. In order to maintain the alignment of the interests of management and its stockholders, the Committee approved in the first quarter of 2017 the same form of TSR performance award for restricted stock units convertible into shares of the Company’s common stock issued in 2016, with performance measured by the Company’s compound, annualized TSR relative to the TSR of the Russell 2000 Index over a three-year performance period (the “TSR Awards”).

Issuance and payment of the award in the form of shares of the Company’s common stock was conditioned and dependent upon the employee’s continued employment during the applicable performance period. In light of our Bankruptcy Proceedings, no TSR Awards were awarded in 2018 in respect of performance in 2017.

Management Continuity Plan for Senior Officers; Severance

As of the Petition Date, all participants under the Company’s Continuity Plan voluntarily waived any of the rights under the Continuity Plan. The purpose of the Continuity Plan was to provide a consistent framework of severance benefits to attract and retain its senior officers, including the Company’s executive officers (collectively, “Executives”), in the event that their employment with the Company (or its subsidiaries or affiliates) was involuntarily terminated. Executives became participants in the Continuity Plan upon expiration of their employment agreements with the Company, upon authorization by the Committee or upon hiring in certain senior positions. Senior officers of the Company’s subsidiaries became participants in the Continuity Plan upon authorization by the Committee.

The severance benefits under the Continuity Plan (as is generally the case for our Executives’ equity award agreements) were to be paid in the event of a change in control of the Company and were provided only on a “double trigger” basis, meaning that payment of the benefit would not be awarded unless, as set forth in the applicable agreement, the Executive's employment is terminated by the Company without cause or by the Executive upon certain enumerated changes in his or her employment terms within an agreed period following the change in control transaction.

Named Executive Officer Compensation Arrangements and Employment Agreements

Effective November 16, 2017, the Company entered into new employment arrangements with each of Mr. Hobey, Mr. Ross and Ms. Howard, under which such new arrangements replaced any existing employment letters, agreements, or arrangements, and each executive voluntarily agreed to waive any of their rights under the Continuity Plan. Each of the new employment arrangements confirmed the executives’ officer positions and salary, which, as discussed above, in the case of Mr. Hobey and Mr. Ross were modified from prior agreements. Other material terms of the arrangements included: (i) in Mr. Hobey’s arrangement, that he would be eligible to earn an incentive bonus, as approved by the Bankruptcy Court, and (ii) in Mr. Ross’ and Ms. Howard’s arrangements, they were guaranteed a minimum of three months’ salary. None of the arrangements included any form of severance.

Upon the resignation of Mr. Miller, we currently have one employment agreement in effect with Mr. Hogan (the “Hogan Agreement”). Mr. Hogan’s transition to the Continuity Plan was postponed upon the filing of the Chapter 11 Cases.

Hogan Employment Agreement

Mr. Hogan entered into a term employment agreement with the Company’s Real Alloy subsidiary dated March 12, 2015, which provided for an initial term through and including December 31, 2016 (the “Initial Term”). At the end of the Initial Term, the Hogan Agreement automatically renews for additional consecutive one-year terms unless Real Alloy gives notice at least 30 days in advance of any term. A termination of Mr. Hogan’s employment following a notice of non-renewal by Real Alloy shall be treated as a termination of employment without “cause” (as defined below) under the Hogan Agreement. The Hogan Agreement provided Mr. Hogan with an annual base salary of $367,500, which would be reviewed for increase at least annually. In 2017, Mr. Hogan’s salary remained at $375,000.

Additionally, prior to the institution of the KEIP, Mr. Hogan was eligible to receive an annual target cash incentive bonus, initially targeted at 65% of his annual base salary, based upon the achievement of certain Real Alloy and individual performance milestones and objectives, as described above. The Hogan Agreement also provided Mr. Hogan with an original grant of restricted stock equal to $150,000 in value and vesting in equal annual installments over a period of three years subject to Mr. Hogan’s continued employment. Under the Hogan Agreement, Mr. Hogan is also eligible to participate in all employee benefit plans, programs or arrangements, generally made available to Real Alloy’s senior executives, including, but not limited to, annual discretionary bonus programs, and medical, dental and vision plans.

Mr. Hogan is entitled to severance payments equal to one year’s annual base salary at the rate in effect as of the date of termination, paid in equal installments over a period of one year from the date of termination in accordance with the usual payroll practices of the Company, subject to Mr. Hogan executing and not revoking a waiver and general release, in the event of Mr. Hogan’s termination of employment due to his (i) involuntary termination by the Company without “cause” (as defined below), (ii) voluntary termination for “good reason” (as defined below); (iii) termination due to death or disability, or (iv) involuntary termination following a “change in control” (as defined below). Accelerated awards of restricted stock and severance payments will be subject to reduction to the extent that such payments would otherwise trigger an excise tax pursuant to section 280G of the Tax Code to the maximum amount payable without triggering such excise tax.

For the purposes of the Hogan Agreement, “cause” is defined to include the following:

•	willful and continued failure to attempt in good faith to substantially perform his obligations to the Company, and the failure to cure such breach within 30 days of notice;
•	conviction of, or plea of guilty or nolo contendere to, a felony or other crime involving moral turpitude or dishonesty;
•

willfully engaging in misconduct in the performance of his duties, including theft, fraud, embezzlement, securities law violations or violations of the Company’s Code of Conduct or other applicable policies, that is injurious to the Company, monetarily or otherwise; or

•

willfully engaging in misconduct not in the performance of his duties, including theft, fraud, embezzlement or securities law violations, that is materially injurious to the Company or is determined in good faith to be potentially materially injurious to the Company by the Board of Directors.

For purposes of the Hogan Agreement, “good reason” is defined to include the following:

•	a material reduction of the executive’s base salary and failure to cure within 30 days of notice;
•	a material demotion in position and job duties and failure to cure within 30 days of notice;
•	a relocation of executive, executive’s principal place of employment or principal place of service to a location greater than fifty miles from Beachwood, Ohio during the Initial Term; or
•	a material breach of the Hogan Agreement and failure to cure such breach within 30 days of notice.

For purposes of the Hogan Agreement, a “change in control” event is defined as:

•

any person becoming the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors;

•

the consummation of a merger or consolidation of Real Alloy with any other unaffiliated corporation that results in a change in ownership of more than 50% of the total voting power represented by the voting securities of the Company or approval by the stockholders of the Company of an agreement to sell or dispose of all or substantially all of the assets of the Company; or

•

a change in the composition of the Board, as a result of which fewer than a majority of the directors are directors who either (A) are directors of the Company as of the date of the Hogan Agreement, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the continuing directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

In addition, in the event that Mr. Hogan properly elects to continue health benefit coverage under COBRA, he shall only be responsible to pay the subsidized rate for so long as he remains eligible to receive COBRA continuation coverage and for so long as the subsidized rate is permissible by law and/or would not result in a penalty.

Mr. Hogan’s employment agreement also contains restrictive covenants requiring Mr. Hogan not to compete with Real Alloy or to solicit the Company’s employees or Real Alloy’s employees, customers, clients and suppliers for a period of one year following his termination.

Retirement Benefits

In 2012, the Company implemented a 401(k) savings plan (the “Savings Plan”) under which all full-time employees, including the named executive officers, are eligible to participate. Employee contributions are limited to the maximum amount allowed by the Tax Code. In 2015, the Company amended its match under the Savings Plan to align with the program at Real Alloy. The Company, and all adopting employers under the Savings Plan, including Real Alloy, match 100% of each employee contribution to the Savings Plan for the first 3% of compensation saved and 50% of each employee contribution for the next 2% of compensation saved, up to a maximum match of 4% of each employee’s annual total compensation. Maximum matching contributions in 2017 were limited to $10,800.

Perquisites

The Company offers only limited perquisites to its named executive officers consisting of health club reimbursements limited to $2,400 per year, supplemental insurance, financial planning and annual physical examination reimbursements.

Determining Benefit Levels

The Committee reviews benefit levels periodically to ensure that the plans and programs create the desired incentives for our employees, including named executive officers, which are generally competitive with the applicable marketplace, are cost-effective, and support our human capital needs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the CD&A set forth in this Annual Report. Based upon such review and discussions, the Compensation Committee recommended to the Company’s Board that the CD&A be included in this Annual Report. Mr. Deconinck resigned from the Board effective November 22, 2017, including the Compensation Committee, and Mr. Hall stepped off the Compensation Committee on October 8, 2017. The Committee Report is not provided by either of the former Committee members.

Respectfully Submitted,

The Compensation Committee

Peter C.B. Bynoe (Chair)

Joseph McIntosh (since November 22, 2017)

Summary Compensation

The table below presents information regarding the compensation earned during the years December 31, 2017, 2016 and 2015 by (i) Mr. Michael J. Hobey, who has served as our President, Interim Chief Executive Officer beginning in November 2017 and as our Executive Vice President and Chief Financial Officer since September 2016 and Real Alloy’s Chief Financial Officer from February 2015 to September 2016, and starting again in November 2017; (ii) Mr. Kyle Ross, who served as our President, Chief Executive Officer and Chief Investment Officer from August 2016 to November 2017, as Chief Financial Officer prior to August 2016, and continues to serve in his capacity as Chief Investment Officer; (iii) Mr. John Miller, who served as our Executive Vice President, Operations from March 2015 until his resignation in November 2017; (iv) Mr. Terrance Hogan, who has served as Real Alloy’s President since February 2015; and (v) Ms. Kelly G. Howard, who has served as our Executive Vice President, General Counsel and Corporate Secretary since December 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary	Cash Bonus	Restricted Common Stock Awards(1)	Common Stock Option Awards(1)	Restricted Stock Unit Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michael J. Hobey(2)	2017	$361,083	$—	$150,001	$—	$150,002	$—	$10,800	$671,886
President, Interim Chief Executive Officer and Chief Financial Officer	2016	319,423	—	140,002	—	35,000	124,919	11,600	630,944
Kyle Ross(3) Chief	2017	447,917	—	150,001	—	150,002	—	10,800	758,720
Investment Officer and	2016	365,737	—	837,511	—	137,502	197,540	18,144	1,556,434
former President and Chief Executive Officer	2015	300,000	43,750	131,255	—	—	205,216	18,142	698,363
Kelly G. Howard(4)	2017	325,000	—	75,001	—	75,003	—	10,800	485,804
Executive Vice President and General Counsel	2016	13,542	—	200,004	—	—	—	—	213,546
Terrance Hogan(5)	2017	375,000	—	150,001	—	150,002	—	50,715	725,718
President, Real Alloy	2016	373,125	—	150,005	—	125,005	137,327	26,250	811,712
	2015	306,250	—	150,000	—	—	252,422	33,540	742,212
John Miller(6)	2017	325,746	—	150,001	—	150,002	—	9,483	635,232
Executive Vice President,	2016	295,833	—	150,005	—	125,005	115,232	10,600	696,675
Operations	2015	204,311	—	150,000	—	—	185,031	68,172	607,514
(1)

The value of restricted common stock awards and common stock option awards granted represents the aggregate grant date fair value as computed pursuant to ASC 718. For additional information about equity grants, see Note 16—Share-Based Payments in the notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report.

(2)

In connection with his appointment as President and Interim Chief Executive Officer, in addition to his role as Chief Financial Officer, and his reappointment as Chief Financial Officer of Real Alloy in November 2017, Mr. Hobey’s received (i) an annual base salary of $175,000 payable by the Company, and (ii) an annual base salary of $343,000 payable by Real Alloy. Previously, from September 2016 through November 2017, Mr. Hobey earned an annual salary of $343,000 paid by the Company for serving as Chief Financial Officer. Prior to September 2016, Mr. Hobey was Chief Financial Officer of Real Alloy and was not deemed an executive officer of the Company.

In connection with his appointment as Executive Vice President and Chief Financial Officer of the Company in September 2016, Mr. Hobey was awarded 12,255 shares of restricted common stock, which vest in three equal annual installments over three years.

Under the LTIP, for his performance in 2015, Mr. Hobey received an award of 9,644 shares of restricted common stock in 2016, which shares vest in equal installments over three years, and an award of 4,859 restricted stock units/performance shares in 2016, which vest on February 24, 2019. For his performance in 2016, Mr. Hobey received an award of 29,412 shares of restricted common stock in 2017, which shares vest in equal installments over three years, and an award of 32,827 restricted stock units/performance shares in 2017, which vest on February 27, 2020.

All other compensation for Mr. Hobey consists of employer matching 401(k) contributions totaling $10,800 and $10,600 in 2017 and 2016, respectively, and $1,000 of employer health savings account contributions in 2016.

(3)

Mr. Ross receives a salary of $400,000 for serving as the Company’s Chief Investment Officer. From August 2016 to November 2017, Mr. Ross received a salary of $450,000 while serving as the Company’s President and Chief Executive Officer. On the closing of the Real Alloy Acquisition in February 2015, he was awarded a $43,750 cash bonus and 18,724 shares of restricted common stock, which shares vest in equal installments over three years.

Under the LTIP, for his performance in 2015, Mr. Ross received an award of 20,401 shares of restricted common stock in 2016, which shares vest in equal installments over three years, and an award of 19,089 restricted stock units/performance shares in 2016, which vest on February 24, 2019. For his performance in 2016, Mr. Ross received an award of 29,412 shares of restricted common stock in 2017, which shares vest in equal installments over three years, and an award of 32,827 restricted stock units/performance shares in 2017, which vest on February 27, 2020.

In connection with his appointment to Interim Chief Executive Officer in 2016, Mr. Ross was granted two restricted common stock awards consisting of (i) an award of 33,334 shares with a grant date fair value of $200,004, which vests in full in one year, and (ii) an award of 83,334 shares with a grant date fair value of $500,004, which has a three-year cliff vesting.

All other compensation for Mr. Ross consists of employer matching 401(k) contributions totaling $10,800, $10,600 and $10,600 in 2017, 2016 and 2015, respectively, and executive health benefits totaling zero, $7,544 and $7,542 in 2017, 2016 and 2015, respectively.

(4)

In connection with joining the Company in 2016, Ms. Howard was granted two restricted common stock awards consisting of (i) an award of 18,349 shares, which vested in whole in June 2017, but was restricted from transfer until December 2017; and (ii) an award of 18,349 shares, which vests in equal annual installments over three years.

Under the LTIP, for her performance in 2016, Ms. Howard received an award of 14,706 shares of restricted common stock in 2017, which shares vest in equal installments over three years, and an award of 16,414 restricted stock units/performance shares in 2017, which vest on February 27, 2020.

All other compensation for Ms. Howard consists of employer matching 401(k) contributions totaling $10,800 and zero in 2017 and 2016, respectively.

(5)	Upon joining the Company, Mr. Hogan was awarded 24,430 shares of restricted common stock, which shares vest in equal annual installments over three years.

Under the LTIP, for his performance in 2015, Mr. Hogan received an award of 22,256 shares of restricted common stock in 2016, which shares vest in equal installments over three years, and an award of 17,354 restricted stock units/performance shares in 2017, which vest on February 24, 2019. For his performance in 2016, Mr. Hogan received an award of 29,412 shares of restricted common stock in 2017, which shares vest in equal installments over three years, and an award of 32,827 restricted stock units/performance shares in 2017, which vest on February 27, 2020.

All other compensation for Mr. Hogan consists of employer matching 401(k) contributions totaling $10,800, $10,600 and $9,745 in 2017, 2016 and 2015, respectively; supplemental insurance and financial planning totaling $22,128, $18,823 and zero in 2017, 2016 and 2015, respectively; executive physical and parking of zero, $1,829 and $315 in 2017, 2016 and 2015, respectively; group term life insurance of $5,544 in 2017; employer HSA contributions totaling $1,750, $1,750 and $4,972 in 2017, 2016 and 2015, respectively; and $10,493 of nonqualified deferred compensation in 2017.

(6)	Upon joining the Company, Mr. Miller was awarded 24,430 shares of restricted common stock with a grant date fair value of $150,000, which shares vest in equal annual installments over three years.

Under the LTIP, for his performance in 2015, Mr. Miller received an award of 22,256 shares of restricted common stock in 2016, which shares vest in equal installments over three years, and an award of 17,354 restricted stock units/performance shares in 2016, which vest on February 24, 2019. For his performance in 2016, Mr. Miller received an award of 29,412 shares of restricted common stock in 2017, which shares vest in equal installments over three years, and an award of 32,827 restricted stock units/performance shares in 2017, which vest on February 27, 2020.

All other compensation for Mr. Miller consists of employer matching 401(k) contributions totaling $8,283, $10,600 and $8,172 in 2017, 2016 and 2015, respectively; $60,000 earned as an independent contractor prior to joining the Company as a full-time employee in 2015; and a $1,200 payment in 2017 to offset income tax liability as the Company’s 2016 contributions to Mr. Miller’s healthcare insurance premiums were deemed to be taxable income.

Incentive Awards

The following table provides information about incentive awards made to our named executive officers in the year ended December 31, 2017, including equity awards and potential cash incentive awards:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Other Stock and Option Awards		Exercise or Base Price of	Grant Date Fair Value of
	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)(2)	Maximum (#)	Shares of Stock or Units (#)	Securities Underlying Options (#)	Option Awards ($/Share)	Stock and Option Awards
Michael J. Hobey	2/28/17	N/A	N/A	N/A	—	32,827	49,241	29,412	—	N/A	$150,001
Kyle Ross	2/28/17	N/A	N/A	N/A	—	32,827	49,241	29,412	—	N/A	150,001
Kelly G. Howard	2/28/17	N/A	N/A	N/A	—	16,414	24,621	14,706	—	N/A	75,000
Terrance Hogan	2/28/17	N/A	N/A	N/A	—	32,827	49,241	29,412	—	N/A	150,001
John Miller	2/28/17	N/A	N/A	N/A	—	32,827	49,241	29,412	—	N/A	150,001

(1)

As discussed in the CD&A and the Summary Compensation Table, due to the Company’s financial performance and the Bankruptcy Proceedings, no awards were made under the 2017 incentive compensation program.

(2)

Please refer to the discussion of “Long-Term Incentive Awards” in the CD&A and the footnotes to the Summary Compensation table, all of our named executive officers received a grant of restricted stock unit TSR Awards. No shares will be issued under the TSR Awards until the Company’s compound, annualized TSR for the performance period is 8 percentage points or less below the Russell 2000 Index TSR – at which threshold, shares equal to 50% of the granted TSR Award will be earned. If the Company’s compound, annualized TSR for the performance period equals the Russell 2000 Index TSR, 100% of the shares under the TSR Award will be issued, and if the Company’s compound, annualized TSR is 8 percentage points or more above the Russell 2000 Index TSR, 150% of the shares under the TSR Award will be issued. In light of the Company’s financial performance and the Bankruptcy Proceedings, the Company does not expect a future payout in respect of these TSR Awards.

Option Exercises and Stock Vested

The following table provides information about common stock options exercised and restricted common stock that vested during the year ended December 31, 2017:

	Common Stock Options		Restricted Common Stock
Executive Officer	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael J. Hobey	—	$—	10,829	$28,985
Kyle Ross	—	—	55,863	149,949
Kelly G. Howard	—	—	24,466	52,662
Terrance Hogan	—	—	15,562	49,916
John Miller	—	—	15,562	49,916

Outstanding Equity Awards

The following table shows the equity awards that have been previously awarded to each of the named executive officers and which remain outstanding as of December 31, 2017:

	Option Awards				Restricted Stock Awards
Named Executive	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Restricted Common Stock That Have Not Vested		Market Value of Shares or Units of Restricted Common Stock That Have Not Vested(1)
Michael J. Hobey	—	—	$—	—	85,226	(2)	$24,716
Kyle Ross	162,000	—	5.72	8/8/21	191,490	(3)	55,532
Kelly G. Howard	—	—	—	—	43,352	(4)	12,572
Terrance Hogan	—	—	—	—	87,794	(5)	25,460
John Miller	—	—	—	—	—	(6)	—

(1)

The market value of shares of restricted common stock that have not vested is calculated based on $0.29 per share, the closing price of our common stock on December 29, 2017, as reported by the Pink Sheets under the trading symbol “RELYQ.”

(2)

Mr. Hobey has unvested restricted common stock under outstanding equity awards that each vest ratably over approximately three years from the date of grant. In the years ending December 31, 2018, 2019 and 2020, 10,829, 10,829 and 7,299 shares of common stock are scheduled to vest, respectively; and 32,827 and 4,859 restricted stock units, representing target shares of common stock are eligible to vest on February 28, 2020 and February 25, 2019, respectively, the end of the performance periods.

(3)

Mr. Ross has unvested restricted common stock under outstanding equity awards; certain of these awards vest ratably over approximately three years from the date of grant; another vests one year from the date of grant; and another vests in whole three years from the date of grant. In the years ending December 31, 2018, 2019 and 2020, 55,863, 20,028 and 90,134 shares of common stock are scheduled to vest, respectively; and 32,827 and 19,089 restricted stock units, representing target shares of common stock are eligible to vest on February 28, 2020 and February 25, 2019, respectively, the end of the performance periods.

(4)

Ms. Howard has unvested restricted common stock under two equity awards granted upon her hire date, one of which vested in full in June 2017 and the other of which vests ratably over three years from the date of grant. In the years ending December 31, 2018, 2019 and 2020, 24,466, 6,116 and 6,116; and 16,414 restricted stock units, respectively, representing target shares of common stock are eligible to vest on February 28, 2020, the end of the performance period.

(5)

Mr. Hogan has unvested restricted common stock under outstanding equity awards that each vest ratably over approximately three years from the date of grant. In the years ending December 31, 2018, 2019 and 2020, 15,562, 15,562 and 7,418 shares of common stock are scheduled to vest, respectively; and 32,827 and 17,354 restricted stock units, representing target shares of common stock are eligible to vest on February 28, 2020 and February 25, 2019, respectively, the end of the performance periods.

(6)	Mr. Miller’s unvested restricted stock was forfeited upon his resignation from the Company in November 2017.

Employment Arrangements and Potential Payments upon Termination or Change in Control

As of November 16, 2017, all senior officers of the Company, including Messrs. Hobey and Ross and Ms. Howard waived their rights under the Company’s Management Continuity Plan, which previously provided severance benefits to senior officers of the Company. Only payments for unpaid vacation and sick leave, unpaid wages and expense reimbursement remain for such officers.

Mr. Hogan, who is an officer of Real Alloy and not Real Industry, Inc., is the only executive officer who retained any severance and change in control arrangements under his employment agreement. In the event of termination of Mr. Hogan’s employment, including his voluntary resignation for “good reason”, in each event with or without a change in control, on December 31, 2017, Mr. Hogan would have been eligible to receive one year’s salary ($375,000) and the accelerated vesting of restricted common stock ($30,220) and restricted stock units (no value). The market value of shares of restricted common stock that have not vested was calculated based on $0.29 per share, the closing price of our common stock on December 29, 2017. Such payments would be conditioned upon execution of a customary release and observation of standard non-competition, non-solicitation and non-disparagement provisions for a period of one year following termination.

The foregoing discussion does not take into account any limitations on the amount of severance, unpaid wages, or vacation/sick leave that might be imposed by, or other restrictions of, the Bankruptcy Code in light of the pending Bankruptcy Proceedings as of December 31, 2017.

Payments Upon Death or Disability

As of December 31, 2017, no executive was eligible to receive any severance payments upon death or disability.

Compensation Policies and Practices in Relation to the Company’s Risk Management

The Compensation Committee of the Board reviews the relationship between the Company’s risk management policies and practices and the incentive compensation that the Company provides our named executive officers to confirm that the Company’s incentive compensation does not encourage unnecessary or excessive risks. The Compensation Committee also reviews the relationship between risk management policies and practices, corporate strategy and senior executive compensation. The Compensation Committee has reviewed our compensation programs with regard to the discretion, balance and focus of compensation on the long-term growth and success of the Company, with a goal of developing a structure in which management could have achieved the highest amount of compensation through consistent superior performance over extended periods of time. The Compensation Committee believed that this would incentivize management to manage the Company for the long-term and to avoid excessive risk-taking in the short-term. With limited exceptions, the Compensation Committee retains discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted. Based on the their assessment of the Company’s compensation policies and practices, the Compensation Committee determined that it was not reasonably likely that the Company’s compensation and benefit plans would have a material adverse effect on the Company.

2017 Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K promulgated under the Exchange Act, we are providing the following information about the relationship of the annual total compensation of our chief executive officer and our median annual employee for 2017 (our “CEO pay ratio”). Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. It was based on the methodologies, assumptions and estimates described below and is not necessarily comparable to the ratios reported by other companies.

For the Company’s 2017 fiscal year:

•	The median of the annual total compensation of all of our employees, excluding our CEO, was $56,871;
•	The annual total compensation of our CEO was $764,970, which as described below, represents the sum of the compensation earned by Mr. Ross in 2017; and
•	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 13.5 to 1.

Methodology for Determining Our "Median Employee"

We identified our “median employee” based on our workforce worldwide across the Company and its subsidiaries (including Real Alloy in both North America and Europe), on a consolidated basis, without regard to employees’ location, compensation arrangements or employment status (full-time versus part-time). The methodology and the material assumptions and estimates that we used to identify the median of the compensation of our employee population were as follows:

•

We selected October 1, 2017, the first day of our fourth quarter and prior to the filing of the Chapter 11 Cases, as the date on which we would identify our median employee and chief executive officer.

•	Based on tax and payroll records, we compiled a list of all full-time, part-time, temporary employees who were employed on such date, including employees working across all worldwide locations.
•

For purposes of determining the annual total compensation paid to the employees under consideration, we used earnings subject to Medicare tax as reported in Box 5, “Medicare wages and tips,” on each employee’s 2017 Form W-2. We did not annualize the compensation of anyone who was employed by us for only part of the year or make any cost of living adjustments.

•	For U.S. employees, we also included the amount of the employer match contributions under the Company’s 401(k) plan for applicable employees.
•

We calculated annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of our named executive officers in the Summary Compensation Table above in this Item 11.

•

We determined that, as of October 1, 2017, the date we selected to identify the “median employee,” our employee population consisted of approximately 1,850 individuals working for Real Industry, Real Alloy and our consolidated subsidiaries, with approximately 56% of these individuals located in the United States and approximately 44% located outside the United States.

Using the foregoing methodology, in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, we determined that the “median employee” was an employee with base salary / wages and overtime pay plus actual annual bonus earned for the year ended December 31, 2017, as well as employer match contributions under the Company’s 401(k) plan, was $56,871.

Methodology for Determining Our Chief Executive Officer’s Annual Compensation

As disclosed in Items 10 and 11 of this Annual Report, two individuals served as CEO of the Company during 2017: Mr. Ross served until the Petition Date, and Mr. Hobey served thereafter. Because Mr. Hobey also assumed the role of Chief Financial Officer of Real Alloy at the same time as he was appointed to the Company’s CEO position, and received compensation in respect of each role, we determined that it was more accurate for purposes of this CEO pay ratio disclosure to determine CEO compensation by annualizing Mr. Ross’s base salary compensation reported in the Summary Compensation Table to reflect a full year of service in such CEO position.  After annualizing Mr. Ross’s annual total compensation using his $450,000 CEO base salary rate, we determined that Mr. Ross’s annualized total compensation was $764,970.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of a compensation committee for any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee. None of our directors or executive officers are members of the same family.

Please refer to Item 10. Directors, Executive Officers and Corporate Governance above for the Compensation Committee Report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Please refer to Part II, Item 5 of this Annual Report for information on the Company’s securities authorized for issuance under its equity compensation plans.

Security Ownership of Management and Certain Beneficial Owners

The table below sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2018 by (i) each of our directors, (ii) each of the named executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock. To our knowledge, except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property and similar laws.

Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants, or other rights held by that person that were exercisable as of March 29, 2018, or will become exercisable within 60 days after March 29, 2018, are deemed outstanding, but such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class(2)
Executive Officers and Directors:
Michael J. Hobey(3)	50,134	*	%
Kyle Ross(4)	628,003	2.1%
Kelly G. Howard(5)	43,760	*	%
Terrance Hogan(6)	61,207	*	%
Peter C.B Bynoe(7)	92,801	*	%
William Hall(8)	51,477	*	%
Patrick E. Lamb(9)	108,955	*	%
Joseph McIntosh(9)	18,309	*	%
All current executive officers and directors as a group (eight persons)	1,054,646	3.5%
Holders of More Than 5% of Outstanding Shares:
Hotchkis & Wiley(10)	4,710,770	15.7%
Zell Credit Opportunities Master Fund, L.P.; Chai Trust Company, LLC(11)	1,862,208	6.2%

  * Less than 1.0%

(1)	The address of each of the directors and executive officers is 3700 Park East Drive, Suite 300, Beachwood, OH 44122.
(2)

Based on 29,613,396 shares of common stock outstanding as of March 29, 2018, as adjusted on an individual or group basis to calculate percentage ownership for any options, warrants, or other rights held by such person(s) that were exercisable as of March 29, 2018 or will become exercisable within sixty days after March 29, 2018.

(3)

Executive officer. Shares include 30,992 shares of unvested restricted common stock, scheduled to vest 4,085, 17,103 and 9,804 shares in 2018, 2019 and 2020, respectively. The restricted common stock is entitled to cash dividends and voting rights even though such shares are not vested and thus are subject to forfeiture.

(4)

Executive officer. Shares include (i) out-of-the-money options to acquire 162,000 shares of common stock granted pursuant to Mr. Ross’ initial employment agreement; (ii) 233,750 shares underlying Warrants held beneficially through the Ross Family Trust; and (iii) 109,742 shares of unvested restricted common stock, scheduled to vest, 99,938 and 9,804 shares in 2019 and 2020, respectively. The restricted common stock is entitled to cash dividends and voting rights even though such shares are not vested and thus are subject to forfeiture.

(5)

Executive officer. Shares include 22,036 shares of unvested restricted common stock, scheduled to vest 6,116, 11,018 and 4,902 shares in 2018, 2019 and 2020, respectively. The restricted common stock is entitled to cash dividends and voting rights even though such shares are not vested and thus are subject to forfeiture.

(6)

Executive officer. Shares include 27,026 shares of unvested restricted common stock, scheduled to vest 17,222 and 9,804 shares in 2019 and 2020, respectively. The restricted common stock is entitled to cash dividends and voting rights even though such shares are not vested and thus are subject to forfeiture.

(7)	Director. Shares include 23,492 fully vested restricted stock units convertible to common stock upon Mr. Bynoe’s termination of service to the Board.
(8)	Director. Shares include 7,831 fully vested restricted stock units convertible to common stock upon Mr. Hall’s termination of service to the Board.
(9)	Director.
(10)

Pursuant to a Schedule 13G/A filed with the SEC on February 12, 2018, Hotchkis and Wiley Capital Management, LLC (“HWCM”) reported that, as of December 31, 2017, it had sole dispositive power with respect to 4,710,770 shares, and sole voting power with regard to 3,904,470 of such shares, with certain of its clients having retained voting power over the shares that they beneficially own. The business address of HWCM is 725 S. Figueroa Street 39th Floor, Los Angeles, CA 90017.

(11)

Pursuant to a Schedule 13D/A filed with the SEC on February 27, 2015, Zell Credit Opportunities Master Fund, L.P., a Delaware limited partnership (“Master Fund”), and Chai Trust Company, LLC, an Illinois limited liability company (“Chai Trust”), reported that, as of February 27, 2015, they had shared dispositive and voting power with respect to the shares. Master Fund is a limited partnership, the general partner of which is Chai Trust. Philip G. Tinkler, a former Director, is the Chief Financial Officer of Chai Trust. The business address of Master Fund and Chai Trust is 2 North Riverside Plaza, Suite 600, Chicago, Illinois 60606.

Change in Control

As discussed elsewhere in this Annual Report, including in Note 3—Liquidity and Bankruptcy Proceedings, the proposed RI Plan provides that the plan sponsor will receive 49% of newly issued equity in Reorganized RELY in exchange for a $17.5 million investment, which includes the amounts due on the RI DIP Financing; the Company’s existing common stockholders will receive their pro rata share of 20% of the newly issued equity in Reorganized RELY, assuming the Company’s stockholders vote to accept the RI Plan as a class; and the holder of the Company’s Redeemable Preferred Stock, will receive a $2.0 million cash payment plus 31% of the newly issued equity in Reorganized RELY. If the stockholders do not vote to approve the RI Plan as a class, then the common stockholders will receive 16% of the newly issued equity in Reorganized RELY, with a $2.0 million cash payment plus 35% being issued to the holder of the Redeemable Preferred Stock.

Item 13.     Certain Relationships and Related Party Transactions, and Director Independence

Transactions with Related Persons

During the year ended December 31, 2017, there were no transactions where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeds $120,000, and in which any director, director nominee, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family or any of the foregoing persons had or will have a direct or indirect material interest.

In accordance with its charter, the Audit Committee reviews and approves all related party transactions, as defined under Item 404 (a) of Regulation S-K. There were no transactions that met the criteria described above during the year ended December 31, 2017.

Director Independence

Based on information supplied to it by the directors in March 2018, the Board determined that each of Messrs. Bynoe, Hall, Lamb and McIntosh were “independent” under the rules of the Nasdaq Stock Market, which was the market on which the Company’s common stock was quoted until November 28, 2017. The Board made such determinations based on the fact that such directors have not had, and currently do not have, any material relationship with the Company or its affiliates or any executive officer of the Company or their affiliates that would impair their independence, including, without limitation, any commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship. In addition, the Board considered any business relationships that the directors may have outside of the Company, including those described herein, and determined that such relationships would not impair their independence.

Item 14.     Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

The Company’s independent auditors for the fiscal years ended December 31, 2017 and 2016 were Ernst & Young LLP (“EY”), an independent registered public accounting firm. The following table presents the aggregate fees billed to us for such years by EY for the indicated services:

	Year Ended December 31,
	2017	2016
Audit fees	$2,120,204	$2,353,590
Audit-related fees	—	480,800
Tax fees	207,205	282,024
All other fees	—	—
Total fees	$2,327,409	$3,116,414

Audit Fees. Audit fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q and other regulatory filings, stand-alone audits of the annual financial statements of Real Alloy, including statutory audits of certain foreign subsidiaries, and the audit of our internal control over financial reporting.

Audit-Related Fees. Audit-related fees consist of fees for professional services, including assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit Fees.” For 2017 and 2016, audit-related fees included services provided in connection with due diligence, accounting consultations and audits performed in connection with proposed and completed business combinations.

Tax Fees. Tax fees consist of fees for tax compliance, tax analysis, tax advice and tax planning services, including the preparation of federal, state and international tax returns, and for tax consultations, including tax planning and federal, state and international tax advice. EY performed compliance services for Real Industry for the years ended December 31, 2017 and 2016.

All Other Fees. All other fees are fees for any services not included in the first three categories.

Audit Committee Pre-Approval Policies and Procedures

The prior approval of the Audit Committee was obtained for all services provided by EY for 2017. Such pre-approval was given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor, on an individual basis or pursuant to policies and procedures established by the Audit Committee in accordance with Section 2-01 of Regulation S-X of the Commission.

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

		424(b)(3)	333-191685	Annex A	November 27, 2013
2.2	Purchase and Sale Agreement, dated as of October 17, 2014, by and among Aleris Corporation, Aleris International, Inc., Aleris Aluminum Netherlands, B.V., Aleris Deutschland Holding GmbH, Aleris Holding Canada Limited, Dutch Aluminum C.V., Aleris Deutschland Vier GmbH Co KG, SGH Acquisition Holdco, Inc., Evergreen Holding Germany GmbH and Signature Group Holdings, Inc.	8-K	001-08007	2.1	October 21, 2014
2.3	Amendment No. 1 to Purchase and Sale Agreement, dated as of January 26, 2015, by and between Real Alloy Holding, Inc. and Aleris Corporation	8-K	001-08007	2.1	January 27, 2015
2.4	Amendment No. 2 to Purchase and Sale Agreement, dated as of February 26, 2015, by and among Aleris Corporation and Real Alloy Holding, Inc.	8-K	001-08007	2.1	March 5, 2015
3.1	Certificate of Amendment to the Company's Second Amended and Restated Certificate of Incorporation	8-K	001-08007	3.1	June 1, 2015
3.2	Third Amended and Restated Bylaws of the Real Industry, Inc.	10-Q	001-08007	3.1	November 9, 2015
3.3	Form of Common Stock Certificate	10-Q	001-08007	3.1	November 9, 2017
3.4	Certificate of Designation of Series B Non-Participating Preferred Stock of Signature Group Holdings, Inc.	8-K	001-08007	3.1	March 5, 2015
4.1	Amended and Restated Rights Agreement dated as of November 2, 2017, between Real Industry, Inc. and Computershare Inc.	8-K	001-08007	4.1	November 7, 2017
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock of the Successor Registrant	8-K	000-15569	4.2	January 2, 2014
4.3	Form of Warrant to purchase shares of Common Stock	8-K	001-08007	10.2	June 17, 2010
4.4	Form of Registration Rights Agreement entered into between the Company and the investors thereto	8-K	001-08007	10.3	June 17, 2010
4.5	Indenture, dated January 8, 2015, by and among SGH Escrow Corporation, Real Alloy Intermediate Holding, LLC, and Wilmington Trust, National Association, as trustee	8-K	001-08007	4.1	January 12, 2015
4.6	Form of 10% Senior Secured Note due 2019	8-K	001-08007	Exhibit A1 to Exhibit 4.1	January 12, 2015
4.7	First Supplemental Indenture, dated as of February 27, 2015, by and among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of the guarantors listed on the signature pages thereto, and Wilmington Trust, National Association (as trustee and notes collateral trustee)	8-K	001-08007	4.1	March 5, 2015
4.8	Form of Rule 144A 10% Senior Secured Note due 2019	8-K	001-08007	4.2	March 5, 2015
4.9	Form of Regulation S 10% Senior Secured Note due 2019	8-K	001-08007	4.3	March 5, 2015
4.10	Form of Series B Preferred Stock Certificate	8-K	001-08007	4.4	March 5, 2015
4.11	Form of Indenture with respect to Debt Securities	S-3	333-207311	4.5	October 7, 2015
4.12	Interim Order of the Bankruptcy Court regarding Certain Transfers and Tax Declarations of Real Industry Common Stock	8-K	001-08007	99.1	November 27, 2017
4.13	Third Supplemental Indenture, dated and effective as of January 19, 2018 by and among Real Alloy Holding, Inc., the NPA Guarantors and Wilmington Trust, N.A.	8-K	001-08007	10.2	January 25, 2018

10.1	*	Amended and Restated Signature Group Holdings, Inc. 2006 Performance Incentive Plan	S-8	001-08007	4.1	May 7, 2012
10.2	*	Form of Restricted Stock Agreement for use with the 2006 Performance Incentive Plan	10-K	001-08007	10.2	April 1, 2013
10.3	*	Form of Incentive Stock Option Agreement for use with the 2006 Performance Incentive Plan	10-K	001-08007	10.3	April 1, 2013
10.4	*	Form of Nonqualified Stock Option Agreement for use with the 2006 Performance Incentive Plan	10-K	001-08007	10.4	April 1, 2013
10.5	*	Form of Real Industry, Inc. Restricted Stock Unit Award Agreement (in lieu of director fees)	10-Q	001-08007	10.1	May 10, 2017
10.6	*	Real Industry, Inc. Amended and Restated 2015 Equity Award Plan	8-K	001-08007	10.1	June 1, 2015
10.7	*	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Award Agreement for Directors	10-Q	001-08007	4.1	August 17, 2015
10.8	*	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Award Agreement for Employees	10-Q	001-08007	4.2	August 17, 2015
10.9	*	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Incentive Stock Option Award Agreement	10-Q	001-08007	4.3	August 17, 2015
10.10	*	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Nonqualified Stock Option Award Agreement	10-Q	001-08007	4.4	August 17, 2015
10.11	*	Form of Real Industry, Inc. Amended and Restated 2015 Equity Award Plan Restricted Stock Unit Agreement	10-Q	001-08007	4.5	August 17, 2015
10.12	*	Amended and Restated Real Industry, Inc. 2015 Equity Award Plan TSR Performance Award Agreement	8-K	001-08007	10.1	February 25, 2016
10.13	*	Amendment to Restricted Stock Agreement, dated July 16, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	July 18, 2013
10.14	*	Nonqualified Stock Option Agreement, dated June 5, 2013, by and between Signature Group Holdings, Inc. and Craig T. Bouchard	8-K	001-08007	10.2	June 5, 2013
10.15	*	Performance Share Agreement, dated as of June 1, 2015, between the Company and Craig T. Bouchard	8-K	001-08007	10.2	June 1, 2015
10.16	*	Evergreen Employment Agreement dated March 31, 2015 between John Miller and Signature Group Holdings, Inc.	8-K	001-08007	10.1	April 2, 2015
10.17		Form of Indemnification Agreement	8-K	001-08007	10.1	November 7, 2017
10.18		Purchase Agreement, dated December 23, 2014, between SGH Escrow Corporation and Goldman Sachs & Co., Deutsche Bank Securities Inc. As Representatives of the several Purchasers named in Schedule I hereto	8-K	001-08007	10.1	December 24, 2014
10.19		Pledge and Security Agreement, dated as of February 27, 2015, by and among each of the grantor parties listed on the signature page thereto and Wilmington Trust, National Association (as notes collateral trustee).	8-K	001-08007	10.1	March 5, 2015
10.20		Revolving Credit Agreement, dated as of February 27, 2015, by and among Real Alloy Recycling, Inc. (formerly known as Aleris Recycling, Inc.) for itself and as representative of other borrowers, Real Alloy Canada Ltd. (formerly known as Aleris Specification Alloy Products Canada Company), General Electric Capital Corporation, for itself as a lender, letter of credit issuer, and swingline lender and as agent for all lenders, and Wintrust Bank, as a lender.	8-K	001-08007	10.2	March 5, 2015
10.21		U.S. Revolving Guarantee and Security Agreement, dated as of February 27, 2015, by and among Real Alloy Recycling, Inc. (formerly known as Aleris Recycling, Inc.), each other U.S. borrower and grantor thereunder from time to time, and General Electric Capital Corporation, as agent.	8-K	001-08007	10.3	March 5, 2015
10.22		Canadian Revolving Guarantee and Security Agreement, dated as of February 27, 2015, by and among Real Alloy Canada Ltd. (formerly known as Aleris Specification Alloy Products Canada Company), each other grantor thereunder from time to time, and General Electric Capital Corporation, as agent.	8-K	001-08007	10.4	March 5, 2015

10.23		Intercreditor Agreement, dated as of February 27, 2015, by and among General Electric Capital Corporation, as North America ABL Agent, and Wilmington Trust, National Association, as Notes Collateral Trustee, and acknowledged and agreed to by Real Alloy Intermediate Holding, LLC, Real Alloy Holding, Inc.	8-K	001-08007	10.5	March 5, 2015
10.24		Factoring Agreement, dated as of February 27, 2015, by and between GE Capital Bank AG and Aleris Recycling (German Works) GmbH.	8-K	001-08007	10.6	March 5, 2015
10.25	*	Employment Agreement dated March 12, 2015 between Real Alloy Holding, Inc. and Terrance J. Hogan.	8-K	001-08007	10.1	March 13, 2015
10.26		Amendment to Commitment Letter, dated January 8, 2015, by and among General Electric Capital Corporation, GE Capital Markets, Inc., and Signature Group Holdings, Inc.	8-K	001-08007	10.2	January 12, 2015
10.27		Amendment to Commitment Letter, dated January 14, 2015, by and between GE Capital Bank AG and Signature Group Holdings, Inc.	8-K	001-08007	10.1	January 21, 2015
10.28	*	Real Industry, Inc. Management Continuity Plan for Senior Officers	8-K	001-08007	10.1	May 24, 2016
10.29	*	Amended and Restated Performance Share Agreement, dated as of May 20, 2016, by and between Real Industry, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	May 24, 2016
10.30	*	Confirmation Letter dated as of May 20, 2016, from Real Industry, Inc. to Craig T. Bouchard	8-K	001-08007	10.1	May 24, 2016
10.31	*	Terms of Separation, dated as of August 23, 2016, by and between Real Industry, Inc. and Craig T. Bouchard	8-K	001-08007	10.1	August 23, 2016
10.32	*	Letter Agreement, dated as of September 13, 2016, by and between Real Industry, Inc. and Kyle Ross	8-K	001-08007	10.1	September 15, 2016
10.33		Amendment No. 1 to Pledge and Security Agreement, dated as of March 2, 2016, among each of Real Alloy Intermediate Holding, LLC, Real Alloy Holding, Inc. and certain of their subsidiaries and Wilmington Trust, National Association	10-Q	001-08007	10.3	November 10, 2016
10.34		Second Supplemental Indenture, dated as of March 2, 2016, among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of Guarantors, Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Notes Collateral Trustee	10-Q	001-08007	10.4	November 10, 2016
10.35		Amendment No. 1 to Collateral Trust Agreement, dated as of March 2, 2016, among Real Alloy Holding, Inc., Real Alloy Intermediate Holding, LLC, each of Guarantors, Wilmington Trust, National Association, as Trustee, and Wilmington Trust, National Association, as Notes Collateral Trustee	10-Q	001-08007	10.5	November 10, 2016
10.36		Lien Release (Master Agreement and Schedules), dated as of March 2, 2016, by Wilmington Trust, National Association, as Notes Collateral Trustee	10-Q	001-08007	10.6	November 10, 2016
10.37		First Amendment to Revolving Credit Agreement, dated as of May 21, 2015, among Real Alloy Recycling, Inc. and General Electric Capital Corporation	10-Q	001-08007	10.7	November 10, 2016
10.38		Second Amendment to Revolving Credit Agreement, entered into August 24, 2016 and effective as of the November 10, 2015, among Real Alloy Recycling, Inc. and Wells Fargo Bank, National Association	10-Q	001-08007	10.8	November 10, 2016
10.39		Consent and Third Amendment to Revolving Credit Agreement, dated as of November 1, 2016, by and among Real Alloy Recycling, Inc., Wells Fargo Bank, National Association, for itself as a Lender, and as agent for the Lenders from time to time party to the Revolving Credit Agreement, and the other Lenders signatory hereto	10-K	001-08007	10.44	March 13, 2017
10.40	*	Letter Agreement, dated as of December 12, 2016, by and between Real Industry, Inc. and Kelly G. Howard	8-K	001-08007	10.1	December 15, 2016
10.41		Revolving Credit Agreement, dated as of March 14, 2017 by and among Real Alloy Holding, Inc., (as Borrower Representative), the other borrowers party hereto from time to time, Bank of America as a Lender, and L/C Issuer and Swingline Lender and as Agent for all Lenders	10-Q	001-08007	10.2	May 10, 2017

10.42		U.S. Revolving Guaranty and Security Agreement, dated as of March 14, 2017 by Real Alloy Canada Ltd., and each other grantor from time to time party hereto in favor of Bank of America, N.A. as Agent	10-Q	001-08007	10.3	May 10, 2017
10.43		U.S. Revolving Guaranty and Security Agreement, dated as of March 14, 2017 by Real Alloy Holding, Inc., and each other grantor from time to time party hereto in favor of Bank of America, N.A. as Agent	10-Q	001-08007	10.4	May 10, 2017
10.44		Canadian Revolving Guaranty and Security Agreement, dated as of March 14, 2017 by Real Alloy Canada Ltd., as Canadian Borrower, and each other grantor from time to time party hereto in favour of Bank of America, N.A. as Agent	10-Q	001-08007	10.5	May 10, 2017
10.45		Amendment Agreement to the Factoring Agreement, dated November 15, 2017, by and between Real Alloy Germany GmbH and TARGO Commercial Finance AG	8-K	001-08007	10.1	November 17, 2017
10.46	*	Employment Agreement, dated November 16, 2017, by and between Michael J. Hobey and Real Industry, Inc.	8-K	001-08007	10.4	November 17, 2017
10.47	*	Employment Agreement, dated November 16, 2017, by and between Kyle Ross and Real Industry, Inc.	8-K	001-08007	10.5	November 17, 2017
10.48	*	Employment Agreement, dated November 16, 2017, by and between Kelly G. Howard and Real Industry, Inc.	8-K	001-08007	10.6	November 17, 2017
10.49		ABL Credit Agreement, dated and effective as of November 20, 2017, by and among the ABL Borrowers, ABL Guarantors, and ABL Lenders	8-K	001-08007	10.2	November 27, 2017
10.50		Interim Order of the Bankruptcy Court regarding Certain Transfers and Tax Declarations of Real Industry Common Stock	8-K	001-08007	99.1	November 27, 2017
10.51		Amended and Restated Note Purchase Agreement, dated and effective as of January 19, 2018 by and among Real Alloy Holding, Inc., the NPA Guarantors and the Purchasers	8-K	001-08007	10.1	January 25, 2018
10.52		Third Supplemental Indenture, dated and effective as of January 19, 2018 by and among Real Alloy Holding, Inc., the NPA Guarantors and Wilmington Trust, N.A.	8-K	001-08007	10.2	January 25, 2018
10.53		Debtor-in-Possession Credit Agreement, dated as of January 24, 2018, by and among Real Industry, Inc., 210/Rely Capital, LP (as DIP Agent), and the DIP Lenders party thereto	8-K	001-08007	10.1	January 26, 2018
10.54		Pledge and Security Agreement, dated as of January 24, 2018, by and between Real Industry, Inc. and 210/Rely Capital, LP.	8-K	001-08007	10.2	January 26, 2018
10.55		Guaranty Agreement, dated as of January 24, 2018, by and among SGGH, LLC, Cosmedicine, LLC and 210/Rely Capital, LP.	8-K	001-08007	10.3	January 26, 2018
10.56		Promissory Note, dated January 24, 2018, of Real Industry, Inc. in favor of 210/Rely Capital, LP.	8-K	001-08007	10.4	January 26, 2018
10.57		Real Industry, Inc. Proposed Plan of Reorganization, filed March 1, 2018	8-K	001-08007	99.1	March 2, 2018
10.58		Real Industry, Inc. Proposed Disclosure Statement, filed March 1, 2018	8-K	001-08007	99.2	March 2, 2018
10.59		Form of Asset Purchase Agreement among the Purchase and Real Alloy Debtors	8-K	001-08007	10.1	March 12, 2018
10.60	*	Real Alloy Key Employee Incentive Plan					X
10.61		Asset Purchase Agreement, dated March 27, 2018, among the Purchaser and the Real Alloy Debtors	8-K	001-08007	10.1	March 30, 2018
21		Subsidiaries of the Company					X
31		Certification of Chief Executive and Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32		Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X
	*	Management or compensatory plans or arrangements.

Item 16.     Form 10-K Summary

None.

Real Industry, Inc.

Debtor-in-Possession

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements	F‑2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016	F‑3

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F‑4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015	F‑5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015	F‑6

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F‑7

Notes to Consolidated Financial Statements	F‑8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Real Industry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Real Industry, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 5, 2018 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on November 17, 2017, Real Industry, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Bankruptcy Code. The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2017-04

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for subsequent measurements of goodwill in 2017 due to the adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Cleveland, Ohio

April 5, 2018

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

REAL INDUSTRY, INC.

DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24.9	$27.2
Trade accounts receivable, net	122.5	88.4
Financing receivable	16.5	28.4
Inventories	107.3	118.2
Prepaid expenses, supplies and other current assets	33.9	24.6
Total current assets	305.1	286.8
Property, plant and equipment, net	247.5	289.2
Equity method investment	7.9	5.0
Identifiable intangible assets, net	—	12.5
Goodwill	9.8	42.2
Deferred income taxes, net	9.0	—
Other noncurrent assets	12.8	9.8
TOTAL ASSETS	$592.1	$645.5
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade payables	$96.4	$115.8
Accrued liabilities	28.1	46.4
RA DIP Financing, net	103.9	—
Long-term debt due within one year, net	3.6	2.3
Total current liabilities	232.0	164.5
Accrued pension benefits	46.9	42.0
Environmental liabilities	10.4	11.6
Long-term debt, net	4.4	354.2
Common stock warrant liability	—	4.4
Deferred income taxes, net	2.7	2.5
Other noncurrent liabilities	7.4	6.9
Liabilities not subject to compromise	303.8	586.1
Liabilities subject to compromise	340.7	—
TOTAL LIABILITIES	644.5	586.1
Redeemable Preferred Stock, Series B; $1,000 liquidation preference per share; 100,000 shares designated; 28,503 shares issued and outstanding as of December 31, 2017 and 2016	28.5	24.9
Stockholders' equity (deficit):
Preferred stock, Series A Junior Participating; $0.001 par value; 665,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.001 par value; 66,500,000 shares authorized; 29,721,934 and 29,386,882 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	542.3	546.7
Accumulated deficit	(627.9)	(506.2)
Accumulated other comprehensive income (loss)	4.5	(7.1)
Total stockholders' equity (deficit)—Real Industry, Inc.	(81.1)	33.4
Noncontrolling interest	0.2	1.1
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(80.9)	34.5
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$592.1	$645.5

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Revenues	$1,346.4	$1,249.7	$1,145.6
Cost of sales	1,287.3	1,183.0	1,070.7
Gross profit	59.1	66.7	74.9
Selling, general and administrative expenses	52.3	61.0	56.0
Losses on derivative financial instruments, net	2.1	0.2	4.2
Amortization of identifiable intangible assets	2.4	2.4	2.0
Goodwill impairment	33.6	61.8	—
Identifiable intangible asset impairment	10.1	0.1	—
Property, plant and equipment impairment	40.5	—	—
Other operating expense, net	2.6	5.9	2.5
Operating profit (loss)	(84.5)	(64.7)	10.2
Nonoperating expense (income):
Interest expense, net	41.7	37.3	34.9
Change in fair value of common stock warrant liability	(4.4)	(2.4)	1.5
Acquisition-related costs and expenses	—	1.0	14.8
Loss (earnings) from equity method investment	(2.9)	1.1	—
Foreign exchange losses (gains) on intercompany loans	(2.4)	2.4	1.3
Reorganization items, net	11.7	—	—
Other, net	0.4	(0.3)	(1.5)
Total nonoperating expense, net	44.1	39.1	51.0
Loss from continuing operations before income taxes	(128.6)	(103.8)	(40.8)
Income tax benefit	(7.8)	(0.6)	(9.1)
Loss from continuing operations	(120.8)	(103.2)	(31.7)
Earnings (loss) from discontinued operations, net of income taxes	—	0.6	24.9
Net loss	(120.8)	(102.6)	(6.8)
Earnings from continuing operations attributable to noncontrolling interest	0.9	0.3	0.1
Net loss attributable to Real Industry, Inc.	$(121.7)	$(102.9)	$(6.9)
LOSS PER SHARE:
Net loss attributable to Real Industry, Inc.	$(121.7)	$(102.9)	$(6.9)
Dividends on Redeemable Preferred Stock, in-kind	—	(2.0)	(1.5)
Dividends on Redeemable Preferred Stock, in cash or accrued	(2.4)	—	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(3.6)	(1.0)	(0.8)
Net loss available to common stockholders	$(127.7)	$(105.9)	$(9.2)
Basic and diluted loss per share:
Continuing operations	$(4.41)	$(3.68)	$(0.35)
Discontinued operations	—	—	—
Basic and diluted loss per share	$(4.41)	$(3.68)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In millions)	2017	2016	2015
Net loss	$(120.8)	$(102.6)	$(6.8)
Other comprehensive income (loss):
Currency translation adjustments	10.5	(2.3)	(6.0)
Pension benefit adjustments	1.5	(5.1)	7.1
Deferred tax benefit (expense) on pension benefit adjustments	(0.4)	1.5	(2.1)
Amortization of net actuarial gains	—	(0.3)	—
Income tax on amortization of net actuarial gains	—	0.1	—
Comprehensive loss	(109.2)	(108.7)	(7.8)
Comprehensive income attributable to noncontrolling interest:	0.9	0.3	0.1
Comprehensive loss attributable to Real Industry, Inc.	$(110.1)	$(109.0)	$(7.9)

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
(In millions, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2014	—	$—	17,099,882	$—	—	$—	$482.0	$(396.3)	$—	$(0.1)	$85.6
Net loss attributable to Real Industry, Inc.	—	—	—	—	—	—	—	(6.9)	—	—	(6.9)
Earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1	0.1
Common stock issued, net	—	—	11,304,673	—	—	—	63.3	—	—	—	63.3
Common stock acquired	—	—	(9,698)	—	9,698	(0.1)	0.1	(0.1)	—	—	(0.1)
Issuance of restricted common stock, net of forfeitures	—	—	240,990	—	—	—	—	—	—	—	—
Common stock options exercised	—	—	229,892	—	—	—	1.2	—	—	—	1.2
Exercise of Warrants	—	—	26,027	—	—	—	0.2	—	—	—	0.2
Noncontrolling interest acquired in business combination	—	—	—	—	—	—	—	—	—	0.8	0.8
Share-based compensation expense	—	—	—	—	—	—	1.5	—	—	—	1.5
Dividends and accretion on Redeemable Preferred Stock	—	—	—	—	—	—	(2.3)	—	—	—	(2.3)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Balance, December 31, 2015	—	—	28,891,766	—	9,698	(0.1)	546.0	(403.3)	(1.0)	0.8	142.4
Net loss attributable to Real Industry, Inc.	—	—	—	—	—	—	—	(102.9)	—	—	(102.9)
Earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.3	0.3
Issuance of restricted common stock, net of forfeitures	—	—	460,064	—	(17,862)	0.2	(0.2)	—	—	—	—
Common stock options exercised	—	—	27,500	—	(4,284)	—	0.1	—	—	—	0.1
Exercise of Warrants	—	—	7,552	—	12,448	(0.1)	0.2	—	—	—	0.1
Share-based compensation expense	—	—	—	—	—	—	3.6	—	—	—	3.6
Dividends and accretion on Redeemable Preferred Stock	—	—	—	—	—	—	(3.0)	—	—	—	(3.0)
Change in accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(6.1)	—	(6.1)
Balance, December 31, 2016	—	—	29,386,882	—	—	—	546.7	(506.2)	(7.1)	1.1	34.5
Net loss attributable to Real Industry, Inc.	—	—	—	—	—	—	—	(121.7)	—	—	(121.7)
Earnings attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	0.9	0.9
Issuance of restricted common stock, net of forfeitures	—	—	303,562	—		—	—	—	—	—	—
Common stock acquired	—	—	(5,909)	—	5,909	—	—	—	—	—	—
Conversion of restricted stock units	—	—	36,649	—	(5,909)	—	—	—	—	—	—
Common stock options exercised	—	—	750	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	2.1	—	—	—	2.1
Dividends and accretion on Redeemable Preferred Stock	—	—	—	—	—	—	(6.0)	—	—	—	(6.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Consolidation of noncontrolling interest	—	—	—	—	—	—	(0.5)	—	—	0.5	—
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	11.6	—	11.6
Balance, December 31, 2017	—	$—	29,721,934	$—	—	$—	$542.3	$(627.9)	$4.5	$0.2	$(80.9)

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities:
Net loss	$(120.8)	$(102.6)	$(6.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of income taxes	—	(0.6)	(24.9)
Depreciation and amortization	45.1	48.6	32.5
Deferred income taxes	(8.9)	(3.9)	(2.1)
Change in fair value of common stock warrant liability	(4.4)	(2.4)	1.5
Share-based compensation expense	2.1	3.6	1.3
Amortization of debt issuance costs	7.6	5.1	4.3
Unrealized losses (gains) on derivative financial instruments	0.2	(1.0)	0.8
Unrealized foreign exchange losses (gains) on intercompany loans	(2.5)	2.1	—
Amortization of inventories and supplies purchase accounting adjustments	—	1.1	9.2
Goodwill, identifiable intangible assets and property, plant and equipment impairment	84.2	62.0	—
Loss (earnings) from equity method investment	(2.9)	1.1	—
Noncash reorganization items, net	6.0	—	—
Other, net	2.5	2.5	1.5
Changes in operating assets and liabilities:
Trade accounts receivable, net	(28.2)	(14.1)	3.7
Financing receivable	11.9	4.3	33.4
Inventories	15.9	(9.6)	44.6
Prepaid expenses, supplies and other current assets	(9.3)	(2.4)	0.9
Other noncurrent assets	0.1	(0.5)	(2.0)
Trade payables	(6.6)	18.3	(8.2)
Accrued liabilities	(18.0)	(4.8)	19.1
Other noncurrent liabilities	13.2	2.4	(1.7)
Net cash provided by (used in) operating activities of discontinued operations	(0.1)	0.1	(13.9)
Net cash provided by (used in) operating activities	(12.9)	9.3	93.2
Cash flows from investing activities:
Acquisition of business, net of cash	—	(23.6)	(524.5)
Proceeds from the sale of NABCO	—	—	77.9
Purchases of property and equipment	(23.8)	(30.8)	(26.0)
Other, net	(0.6)	(0.1)	(0.7)
Net cash used in investing activities	(24.4)	(54.5)	(473.3)
Cash flows from financing activities:
Payment of NABCO outstanding debt	—	—	(14.3)
Proceeds from Revolving Credit Facilities, net of issuance costs	159.6	130.0	126.1
Repayments on capital leases, the term loan, the Revolving Credit Facilities	(219.8)	(97.8)	(108.3)
Proceeds from issuance of Senior Secured Notes, net of debt issuance costs	—	—	290.2
Proceeds from issuance of RA DIP Financing, net of debt issuance costs	103.2	—	—
Dividends on Redeemable Preferred Stock, in cash	(0.6)	—	—
Proceeds from exercise of common stock options and Warrants	—	0.1	1.4
Proceeds from issuance of common stock, net of issuance costs	—	—	63.3
Distributions to noncontrolling interest	(2.3)	—	—
Other, net	(3.4)	2.7	—
Net cash used in financing activities of discontinued operations	—	—	(0.4)
Net cash provided by financing activities	36.7	35.0	358.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	0.7	(0.4)	(0.3)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	0.1	(10.6)	(22.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	32.7	43.3	65.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$32.8	$32.7	$43.3

The accompanying notes are an integral part of these consolidated financial statements.

REAL INDUSTRY, INC.

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND OPERATIONS

As discussed in detail in Note 2—Going Concern, and Note 3—Liquidity and Bankruptcy Proceedings, Real Industry, Inc. (“Real Industry,” the “Company,” “we,” “us” or “our”), is operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court (as defined below) and in accordance with the applicable provisions and orders of the Bankruptcy Code (as defined below). As of the date these consolidated financial statements are filed with the Securities and Exchange Commission (the “SEC” or “Commission”), Real Industry expects to emerge from Bankruptcy Proceedings (as defined below) in 2018.

Real Industry is a Delaware holding company that has historically operated through subsidiaries. Prior to the Petition Date, our business focus was identifying acquisition opportunities and supporting the performance of our primary operating subsidiary, Real Alloy Holding, Inc. (doing business as “Real Alloy”), a global leader in aluminum recycling, and to make acquisitions of additional operating companies. As discussed further herein, the debtor-in-possession financing (“RA DIP Financing”) provided by Real Alloy’s existing debt holders requires a sale of Real Alloy under Section 363 of the Bankruptcy Code (“Section 363 Sale”), and on March 29, 2018, the Bankruptcy Court approved the sale of the foreign Real Alloy entities and the assets of Real Alloy’s U.S. entities. Upon consummation of this sale, which is expected to close in the second quarter of 2018, Real Industry will no longer have any economic interest in the Real Alloy business operations.

The RI Disclosure Statement discloses that, upon emergence from bankruptcy, the Company expects, with the financial support of the lenders providing Real Industry’s debtor-in-possession financing (“RELY DIP Facility”), along with affiliated investors (collectively, the “Plan Sponsor”) Plan Sponsor, to continue executing its business strategy of identifying and acquiring controlling interests in operating companies.

A key element to our business strategy is utilizing our considerable United States (“U.S.”) federal net operating tax loss carryforwards (“NOLs”). Our U.S. NOLs were predominantly generated by the legacy businesses of Fremont General Corporation (“Fremont”), and as of December 31, 2017, we have U.S. NOLs of approximately $960.5 million, which begin to expire if not used before our 2027 tax year. The ultimate realization of our deferred tax assets, including our U.S. NOLs, depends on our ability to generate future U.S. federal taxable income through the implementation of our business plan.

Pre-Bankruptcy Operations

To achieve our business objective of becoming a consistently profitable enterprise, in February 2015, we acquired Real Alloy. While our management team continued to evaluate additional acquisitions of operating businesses after the Real Alloy business was successfully integrated into our operations, from February 2015 through December 2017, Real Alloy has provided substantially all of the operating activities of the Company. Headquartered in Beachwood, Ohio, Real Alloy is a global leader in third-party aluminum recycling, which includes the processing of scrap aluminum and by-products, and the manufacturing of wrought, cast, and specification or foundry alloys. Real Alloy offers a broad range of products and services to wrought alloy processors, automotive original equipment manufacturers, foundries, and casters. Further, it delivers recycled metal in liquid or solid form according to customer specifications. Real Alloy serves the automotive, consumer packaging, aerospace, building and construction, steel, and durable goods industries. Real Alloy’s facilities are capable of processing industrial (new) scrap, post-consumer (old/obsolete) scrap, and various aluminum by-products, providing it a great degree of flexibility in reclaiming high-quality recycled aluminum. As of December 31, 2017, Real Alloy operated twenty-one facilities strategically located throughout North America and six facilities in Europe. On November 1, 2016, Real Alloy completed the purchase of select assets of Beck Aluminum Alloys Ltd. (“Beck Alloys”), including an investment in an affiliated trading business (“Beck Trading”). The Beck Alloys facilities primarily produce high-purity foundry alloys from aluminum scrap to supply the automotive, wheel and recreational equipment casting industries.

Operations During Bankruptcy

Following the commencement of the Chapter 11 Cases (as defined below), the Debtors (as defined below) have continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. From the Petition Date through the date of the filing of this Annual Report, the material events that have transpired during the Chapter 11 Cases are summarized in Note 3—Liquidity and Bankruptcy Proceedings below.

NOTE 2—GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Real Alloy’s operations in the U.S. were affected by severely tightened liquidity during 2017, due in part to constrained trade credit terms, which hindered Real Alloy’s ability to timely refinance its $305 million 10% senior secured notes due January 2019 (“Senior Secured Notes”) and to expand borrowing capacity under its Prior ABL Facility (defined below). As a holding company, Real Industry relies on the operations of its subsidiaries and external financing sources for its liquidity needs, and during the past year, the holding company’s liquidity and financial position had significantly declined. During the nine months ended September 30, 2017, we incurred net losses of $58.0 million and net cash used in operating activities was $20.6 million. On November 17, 2017 (the “Petition Date”), Real Industry, Real Alloy Intermediate Holding, LLC (“RAIH”), Real Alloy, and six of Real Alloy’s wholly owned domestic subsidiaries (collectively with RAIH and Real Alloy, the “Real Alloy Debtors,” and the Real Alloy Debtors with Real Industry, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly administered and procedurally consolidated in the Bankruptcy Court under the case of Real Industry, Case No. 17-12464 (KJC), and the caption “In re: Real Industry, Inc., et al.,” (with respect to Real Industry only, the “RI Chapter 11 Case,” with respect to the Real Alloy Debtors, the “RA Chapter 11 Case,” and together the “Chapter 11 Cases,” or the “Bankruptcy Proceedings”). See Note 3—Liquidity and Bankruptcy Proceedings for further details on the Company’s plans.

Management concluded that the conditions described above, including the default on Real Alloy’s Senior Secured Notes and the Prior ABL Facility, and the Bankruptcy Proceedings, raise substantial doubt about our ability to continue as a going concern. A significant factor in mitigating the substantial doubt about our ability to continue as a going concern is our ability to emerge from bankruptcy as a recapitalized entity or recapitalize the Company through other means. Our mitigating plans include the Section 363 Sale of Real Alloy and the Real Industry plan of reorganization filed by the Bankruptcy Court (the “RI Plan”). There can be no assurances regarding the Company’s ability to successfully develop, obtain approval for, and have confirmed the RI Plan, an alternative plan of reorganization or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court. Similarly, there can be no assurance of Real Alloy’s ability to close the Section 363 Sale. As a result of the uncertainty surrounding our Chapter 11 proceedings, there is substantial doubt about our ability to continue as a going concern.

NOTE 3—LIQUIDITY AND BANKRUPTCY PROCEEDINGS

On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. Real Alloy’s Germany, United Kingdom, Norway, Canada and Mexico operations and its Goodyear, Arizona joint venture are not included in these filings. The Chapter 11 Cases are being jointly administered. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Debtors’ filing of the Bankruptcy Proceedings described above constituted an event of default that accelerated the Company’s obligations under the Prior ABL Facility (defined below) and Senior Secured Notes (the Company has classified all prepetition debt outstanding as of December 31, 2017 as liabilities subject to compromise in the consolidated balance sheets (see Note 24—Debtor-in-Possession Financial Information for additional information about liabilities subject to compromise)). If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported income and expenses could be required and could be material. Please see Note 10—Debt and Redeemable Preferred Stock or additional descriptions of the defaults present under the Company’s debt obligations.

The Company and the Real Alloy Debtors each secured DIP financing following the Petition Date. The Real Alloy Debtors’ DIP financing was secured in November 2017 and finalized in January 2018 and provides $65 million in incremental liquidity for the exclusive use of the Real Alloy Debtors to fund their operations, and pay expenses associated with the Bankruptcy Proceedings, and the Section 363 Sale. An additional $20 million is available exclusively to fund the operations of Real Alloy’s foreign subsidiaries (which are not Debtors in the Bankruptcy Proceedings). Further, Real Alloy secured a replacement DIP revolving credit facility in the amount of $110 million to refinance its Prior ABL Facility and to support ongoing operations and working capital needs. Collectively, this Real Alloy DIP financing is expected to be sufficient to fund Real Alloy’s operations, the Section 363 Sale, and other expenses related to the Bankruptcy Proceedings.

On January 19, 2018, the Company entered into a DIP facility for $5.5 million, which, together with its existing cash balances, is expected to be sufficient to fund the holding company’s operations through reorganization.

Bankruptcy Proceedings

Following the filing of the Chapter 11 Cases, on November 20, 2017, the Debtors received interim approval from the Bankruptcy Court for all of the “first day” motions related to the Petition Date filings. Collectively, the motions granted by the Court on an interim basis facilitate and ensure that the Company and Real Alloy continue uninterrupted operations throughout the Chapter 11 Cases, giving the Company and Real Alloy the authority to make payments to suppliers and service providers, as well as to continue to pay employees wages, salaries and benefits. The Bankruptcy Court issued final orders in respect of these “first day” motions on December 19, 2017.

Real Industry Bankruptcy Proceedings

NASDAQ Delisting. On the Petition Date, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq has determined that the Company’s common stock would be delisted from Nasdaq. On November 28, 2017, the Company’s common stock was removed from listing and registration on Nasdaq and began trading on the OTC Pink Sheets under the symbol “RELYQ” thereafter.

Limitation on Transfer of Equity Interest in Real Industry. On January 17, 2018, the Bankruptcy Court entered a final order, approving procedures it had previously approved in its November 20, 2017 interim order that requires prior notice to the Bankruptcy Court of certain proposed transfers of beneficial ownership in its equity securities by persons who hold 4.5% of the outstanding common stock of the Company or any shares of Series B Preferred Stock (the “Redeemable Preferred Stock”), or by persons who would own over such levels upon such transfer. The trading order also imposes certain procedures on holders of 50% or more of any class of the Company’s equity securities to report such status and to provide advance notice of planned tax deductions based on the worthlessness of such stock. This trading order serves to limit certain sales or purchases of the Company’s common or preferred equity or other actions that could reduce or eliminate the value of any NOLs under existing Section 382 of the Internal Revenue Code of 1986, as amended. Any transfers of shares or declarations of worthlessness in violation of the procedures in the trading order are null and void ab initio.

Real Industry DIP Financing Facility. On January 24, 2018, with Bankruptcy Court approval, the Company entered into the RELY DIP Facility credit agreement (the “RELY DIP Credit Agreement”) in an aggregate principal amount of $5.5 million (the “RELY DIP Facility”), of which the $4.0 million was available for immediate borrowing and an additional $1.5 million became available to be borrowed on January 31, 2018. The RELY DIP Facility bears interest at an annual rate of 11%, and matures on the earliest of, among other things, November 17, 2018, the effective date of a Chapter 11 plan of reorganization that has been confirmed by the Bankruptcy Court, or acceleration and termination of the RELY DIP Facility due to an event of default under the RELY DIP Credit Agreement or Bankruptcy Court order for the RELY DIP Facility. An additional 2% interest applies upon and during the continuation of an event of default. The RELY DIP Facility is secured by the assets of Real Industry and its subsidiaries, SGGH, LLC (“SGGH”) and Cosmedicine, LLC (“Cosmedicine”), but excludes any assets of the Real Alloy Debtors. Real Industry has drawn the entire amount of such facility as of the date of the filing of this Annual Report.

The terms of the RELY DIP Credit Agreement provide for the lenders of the RELY DIP Facility or affiliates thereof (the “RELY DIP Lenders”) to sponsor a plan of reorganization for Real Industry. They further contemplate the RELY DIP Lenders’ entry into definitive equity purchase agreements pursuant to which the RELY DIP Lenders, or their affiliates, will purchase up to 49% of the Company’s common stock at emergence from the RI Chapter 11 Case for $17.5 million (the “Equity Commitment”), inclusive of the repayment of the RELY DIP Facility. In the event that the Company terminates the Equity Commitment without the RELY DIP Lenders’ consent, the Company will owe $0.3 million and 4.9% of the Company’s outstanding stock as a break-up fee.

Plan of Reorganization. On March 1, 2018, Real Industry filed the RI Plan and a disclosure statement (the “RI Disclosure Statement”), each as amended thereafter, with the Bankruptcy Court, whereby the Plan Sponsor is to provide $17.5 million of capital in exchange for 49% of newly issued equity in reorganized Real Industry (“Reorganized RELY”). In addition, the RI Plan also contemplates a commitment by the Plan Sponsor to provide a credit facility of up to $500 million for the Company to pursue its business plan post-emergence from the RI Chapter 11 Case. If the RI Plan, as proposed and amended, is confirmed by the Bankruptcy Court, Real Industry’s existing common stockholders will receive their pro rata share of 20% of the newly issued equity in Reorganized RELY, assuming the Company’s stockholders vote to accept the RI Plan as a class. Similarly, the holder of the Redeemable Preferred Stock, who has agreed to vote in favor of the RI Plan, will receive a $2.0 million cash payment plus 31% of the newly issued equity in Reorganized RELY, in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends. If the stockholders do not vote to approve the RI Plan as a class, then, upon confirmation of the RI Plan by the Bankruptcy Court, the existing common stockholders will receive 16% of the newly issued equity in Reorganized RELY, with 35% being issued to the holder of the Redeemable Preferred Stock, plus the aforementioned $2.0 million cash payment.

As disclosed in the RI Disclosure Statement, the holder of the Redeemable Preferred Stock and three holders of approximately 15% of the Company’s common stock have entered into restructuring support agreements with the Plan Sponsor to support the RI Plan as proposed.

Real Alloy Bankruptcy Proceedings

Real Alloy DIP Financing. On the Petition Date, the Real Alloy Debtors secured a commitment for a debtor-in-possession financing (the “RA DIP Financing Facility”), which was approved on an interim basis by the Bankruptcy Court on November 20, 2017, and on a final basis on January 17, 2018. On January 19, 2018, the Real Alloy Debtors closed the transactions under which the RA DIP Financing Facility has been provided. The RA DIP Financing Facility is comprised of (i) up to $85 million in new money senior-secured priming and super-priority post-petition debtor-in-possession notes issued by Real Alloy and guaranteed by RAIH and the other Real Alloy Debtors (the “New Money DIP Term Notes”), (ii) an additional series of senior-secured priming and super-priority post-petition debtor-in-possession notes issued by Real Alloy and guaranteed by RAIH and the other Real Alloy Debtors in the aggregate principal amount of $170 million (the “Roll Up DIP Term Notes” and collectively with the New Money DIP Term Notes, the “RA DIP Notes Facility”) in exchange for $170 million of the Senior Secured Notes (as defined below), and (iii) up to $110 million in borrowing by certain of the Real Alloy Debtors under a senior secured priming and super-priority post-petition financing in the form of a revolving credit facility (“RA DIP ABL Facility” and together with the New Money DIP Term Notes, the “RA DIP Financing”). The purchasers of the New Money DIP Term Notes were entitled to exchange, on a pro rata basis, up to $170 million of their existing Senior Secured Notes for Roll Up DIP Term Notes. See Note 10—Debt and Redeemable Preferred Stock for additional information about the RA DIP Financing Facility.

Real Alloy Sale Process. In connection with the RA DIP Financing Facility, the Real Alloy Debtors agreed to pursue a Section 363 Sale. Pursuant to the RA DIP Financing Facility, among other things, the Real Alloy Debtors were required to meet certain milestones related to the Section 363 Sale and to obtain the prior written consent of a majority of certain required holders under the RA DIP Notes Facility and Bank of America, N.A. (as administrative agent and collateral agent under the RA DIP ABL Facility) in order to sell, or enter into a binding agreement to sell, the assets of the Real Alloy Debtors, unless the obligations under the RA DIP Financing Facility, the Senior Secured Notes and the Prior ABL Facility are repaid in full in cash upon the closing of such sale. Under the Real Alloy bidding procedures order, a bid deadline of March 19, 2018 was set with an auction, if necessary, to occur on March 27, 2018, and a sale hearing to occur on March 29, 2018. The auction was cancelled when no topping bids were received by the bid deadline. On March 28, 2018, the Real Alloy Debtors agreed to sell all their assets, including their equity interests in the non-debtor Real Alloy subsidiaries (the “Real Alloy Sale”), subject to Bankruptcy Court approval, pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”). On March 29, 2018, the Bankruptcy Court approved the Asset Purchase Agreement. The Real Alloy Sale is expected to close in the second quarter of 2018.

On February 2, 2018, an ad hoc group of the Real Alloy Debtors’ secured noteholders stated their intention to provide a cash and credit bid for substantially all of the assets of the Real Alloy Debtors (the “Credit Bid Proposal”), to be documented in a definitive agreement. On March 7, 2018, the ad hoc noteholder group, the Real Alloy Debtors, and the unsecured creditors committee in Chapter 11 Cases (the “UCC”) agreed upon the terms of the Asset Purchase Agreement. The Asset Purchase Agreement, and a proposed form of order authorizing, among other things, the Real Alloy Debtors’ entry into the Asset Purchase Agreement, were filed with the Bankruptcy Court on March 8, 2018 and were amended thereafter.

Under the Asset Purchase Agreement, the ad hoc noteholder group agreed to acquire substantially all of the assets of the Real Alloy Debtors and the equity of their joint ventures and international subsidiaries for an estimated total purchase consideration of approximately $364 million, plus the assumption of certain liabilities. As part of reaching an agreement with the UCC, the Asset Purchase Agreement provides for the assumption by the buyer of up to $18.6 million of priority and unsecured claims against the Real Alloy Debtors’ estates. Under the Asset Purchase Agreement, holders of claims against the Real Alloy Debtors that are entitled to priority under section 503(b)(9) of the Bankruptcy Code may receive as much as a 100% recovery on such claims as an upfront payment at closing in exchange for terms including negotiated credit limits, volume, and pricing. Vendors holding general unsecured claims against the Real Alloy Debtors may also receive recoveries on their claims, depending upon credit and other commercial terms offered. Real Industry does not expect that the transaction contemplated by the Asset Purchase Agreement will result in any recovery on account of Real Industry’s equity interest in RAIH.

See Note 25—Subsequent Events for additional information about material events that occurred after December 31, 2017 and Note 24—Debtor-in-Possession Financial Information for additional information about the Debtors.

NOTE 4—PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS UPDATES

Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and comprise the accounts of Real Industry and its wholly owned and majority owned subsidiaries. The Company evaluates subsequent events through the date of filing with the Commission.

During the quarter ended September 30, 2016, with authorization from the Board of Directors, management initiated a process to sell Cosmedicine, LLC (“Cosmedicine”), or liquidate its assets. Cosmedicine’s major classes of assets held for sale were its inventories and intellectual property, which as of December 31, 2017, were each written down to an estimated net realizable value of zero. The winding down of Cosmedicine did not represent a strategic shift in the Company’s operations and did not have a significant effect on the consolidated financial results of Real Industry.

Accounting Policies

Going concern accounting

Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, requires we perform an evaluation as to whether there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements for the year ended December 31, 2017 are issued. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The initial evaluation of our ability to continue as a going concern does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date that the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effects of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effects of management’s plans, however, is only considered if they are both probable of being effectively implemented within one year after the date the financial statements are issued, and probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. See Note 2—Going Concern for the results of our assessment.

Basis of consolidation

The Company evaluates its relationship with other entities for consolidation and to identify whether such entities are variable interest entities (“VIE”) and to assess whether the Company is the primary beneficiary of such entities. As of December 31, 2017, the Company has one VIE that is treated as an unconsolidated equity method investment. All intercompany transactions have been eliminated in consolidation.

Use of estimates

Management has made a number of estimates and assumptions relating to the Company’s assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in accordance with GAAP. Significant areas requiring the use of management estimates relate primarily to the valuation of long-lived assets, including goodwill and intangible assets, environmental liabilities, asset retirement obligations, pension benefits, litigation reserves, liabilities subject to compromise versus not subject to compromise and the valuation of deferred income taxes. Actual results could differ from those estimates.

Revenue recognition, shipping and handling costs, and advertising costs

Revenues are recognized when title transfers and the risk of loss passes to the customer. This typically occurs when the goods reach their destination, depending on individual shipping terms. For customer-owned toll material, revenue is recognized upon the performance of the tolling service for the customers. For material that is consigned, revenue is not recognized until the product is used by the customer. Shipping and handling costs are included within cost of sales in the consolidated statements of operations. Advertising costs, totaling $0.1 million, $0.4 million and $0.3 million for the year ended December 31, 2017, 2016 and 2015, respectively, are expensed as incurred and included in selling, general and administrative (“SG&A”) expenses.

For the year ended December 31, 2017, no customer accounted for more than 10% of consolidated revenues. For the years ended December 31, 2016 and 2015, 12% and 14%, respectively, of our consolidated revenues were attributable to Nemak who is serviced from our RANA and RAEU segments, and 11% and 10%, respectively, of our consolidated revenues were attributable to Honda Motor Company who is serviced from our RANA Segment.

Business combinations

Business combinations are accounted for using the acquisition method where the purchase price paid is allocated to the assets acquired and liabilities assumed, and noncontrolling interest, if applicable, based on their estimated fair values. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill.

Equity method investment

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. We evaluate our relationships with other entities to identify whether such entities are variable interest entities and to assess whether we are the primary beneficiary of such entities. In determining the primary beneficiary of a VIE, qualitative and quantitative factors are considered, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us to provide financial support; our ability to control or significantly influence key decisions for the VIE; and material intercompany transactions. Significant judgments related to these determinations include estimates about the future fair values and performance of these VIEs and general market conditions. In the event that we are a primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE are included in the consolidated financial statements regardless of the percentage of voting interests owned.

In applying the equity method, we record our investment at cost, and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee or utilizing a hypothetical liquidation at book value methodology, as appropriate. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment, classified in other noncurrent assets in the consolidated balance sheets. Our proportionate share of net income is reported in other nonoperating income in the consolidated statements of operations. We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss would be recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairment losses recorded on the equity method investment for the years ended December 31, 2017 and 2016. We did not hold any equity method investments in the year ended December 31, 2015. As of December 31, 2017, we have one VIE that is treated as an unconsolidated investment and accounted for under the equity method, Beck Trading, which has a carrying value of $7.9 million. Including trade accounts receivable due from Beck Trading, our maximum loss exposure is $11.0 million.

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

Comprehensive loss

Comprehensive loss consists of net loss attributable to Real Industry, foreign currency translation adjustments and pension benefit adjustments, and is presented in the consolidated statements of comprehensive loss. As of December 31, 2017, 2016 and 2015, $9.7 million, $11.2 million and $7.2 million, respectively, of accumulated other comprehensive loss is related to losses on the foreign currency effect on intercompany loans that are of a long-term investment nature. See Note 13—Accumulated Other Comprehensive Income (Loss) for additional information about the components of and activity in accumulated other comprehensive income (loss).

Foreign currency translation and transactions

Certain of Real Alloy’s international subsidiaries use the local currency as their functional currency. Real Alloy translates all of the amounts included in the consolidated statements of operations from its international subsidiaries into U.S. dollars at average monthly exchange rates, which management believes is representative of the actual exchange rates on the dates of the transactions. Adjustments resulting from the translation of assets and liabilities into U.S. dollars at the balance sheet date exchange rates are reflected as a separate component of the Company’s stockholders’ equity. Currency translation adjustments accumulate in the Company’s stockholders’ equity until the disposition or liquidation of the international entities. Currency transactional gains and losses associated with receivables and payables denominated in currencies other than the functional currency are included within other, net in the consolidated statements of operations. The translation of accounts receivables and payables denominated in currencies other than the functional currencies resulted in transactional gains of $0.3 million for the year ended December 31, 2015. There were no transactional gains or losses in the years ended December 31, 2017 and 2016.

Additionally, Real Alloy maintains long-term intercompany loans between its U.S. and foreign jurisdiction entities, which were established in the subsidiaries’ functional currency and, due to their long-term nature, any currency related effects are recorded as a component of accumulated other comprehensive income (loss). The effects of exchange rates on intercompany loans held by Real Alloy’s international subsidiaries that are not long-term in nature are recognized in current period earnings. The Company recorded $2.4 million of gains, $2.4 million of losses and $1.3 million of losses related to the impact of foreign exchange rates on intercompany loans during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Real Alloy does not account for its derivative financial instruments as hedges. Generally, realized gains or losses represent the cash paid or received upon settlement of our derivative financial instruments, which offsets the corresponding loss or gain realized on the physical material included in cost of sales. Unrealized gains or losses reflect the change in the fair value of derivative financial instruments from the later of the end of the prior period or our entering into the derivative instrument, as well as the reversal of previously recorded unrealized gains or losses for derivatives that settled during the period and are excluded from Segment Adjusted EBITDA (defined below). The changes in fair value of derivative financial instruments and the associated gains and losses realized upon settlement are recorded in losses on derivative financial instruments in the consolidated statements of operations. All realized gains and losses are included within net cash provided by (used in) operating activities in the consolidated statements of cash flows. Real Alloy is exposed to losses in the event of nonperformance by its derivative counterparties. The counterparties’ creditworthiness is monitored on an ongoing basis, and credit levels are reviewed to ensure appropriate concentrations of credit outstanding to any particular counterparty. Although nonperformance by counterparties is possible, we do not currently anticipate nonperformance by any of these parties.

Cash and cash equivalents, and restricted cash and restricted cash equivalents

Cash and cash equivalents include cash on hand, cash on deposit at financial institutions and other short-term liquid investments. Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid investment instruments with maturities of three months or less at the acquisition date are classified as cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is considered restricted cash or restricted cash equivalents and classified in prepaid expenses, supplies and other current assets or other noncurrent assets. See Note 12—Prepaid Expenses, Supplies, Other Assets, and Accrued and Other Liabilities and Note 21—Supplemental Cash Flow Information for additional information about restricted cash and restricted cash equivalents.

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

The following table presents activity related to the Company’s allowance for doubtful accounts:

	Year Ended December 31,
(In millions)	2017	2016	2015
Balance, beginning of period	$0.2	$0.3	$—
Expenses for sales returns and allowances, and uncollectible accounts, net of recoveries	0.1	(0.1)	0.3
Balance, end of period	$0.3	$0.2	$0.3

As of December 31, 2017, one customer accounted for more than 10%, but less than 20%, of total trade accounts receivable and the top ten customers represented approximately 55.6% of total trade accounts receivable.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. At Real Alloy, cost is determined primarily on the average cost method and includes material, labor and overhead related to the manufacturing process, as applicable. The value of inventories acquired in business combinations is recorded at fair value and any fair value adjustment is amortized to cost of sales over the applicable inventory turn. During the year ended December 31, 2017, no single supplier represented more than 10% of metal purchases and the top ten suppliers accounted for 16.9% of total metal purchases.

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

As a result of the Chapter 11 Cases and the pending sale of the Real Alloy Debtors’ assets pursuant to Section 363 of the Bankruptcy Code, we determined that a triggering event had occurred. As a result of our impairment analysis, during the year ended December 31, 2017, $40.5 million of impairment on property, plant and equipment was recognized. The estimated fair value of the property, plant and equipment as of December 31, 2017 was determined based on an analysis of the value in-use and the value in-exchange of the property, plant and equipment. Upon determining these values, an economic obsolescence factor was applied to the value in-use to determine the amount of impairment to property, plant and equipment based upon Level 3 inputs.

Goodwill and identifiable intangible assets

As a result of acquisitions, we have goodwill and, prior to the impairment discussed below, other identifiable intangible assets. In business combinations, goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Accounting for acquired goodwill in accordance with GAAP requires significant judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in business combinations. Goodwill is not amortized, rather, it is evaluated for impairment on an annual basis, or more frequently when a triggering event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such impairment evaluations compare the reporting unit’s estimated fair value to its carrying value.

Goodwill is tested for impairment as of October 1 of each year and may be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. We evaluate goodwill based upon our reporting units, which are defined by GAAP as operating segments or, in certain situations, one level below the operating segment. The impairment test requires us to make judgments in determining what assumptions to use in the calculations which consists of estimating the fair value of each reporting unit based on discounted cash flow (“DCF”) models and guideline public company (“GPC”) information, using revenue and profit forecasts, and comparing those estimated fair values with the carrying values, which include allocated goodwill. These projections include assumptions about volumes, prices, margins, mix and other operating costs. Other key assumptions included in the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rate and the discount rate used, which is based on the current cost of capital in the market, adjusted for the risks associated with our operations.

Goodwill impairment testing

We initiated a goodwill impairment test as of September 30, 2017, as we determined that a triggering event existed within the Real Alloy North America (“RANA”) operating segment. Both in conducting this test for the RANA segment as well as in conducting our annual goodwill impairment test for the Real Alloy Europe (“RAEU”) operating segment, we utilized a combination of DCF and GPC approaches to estimate the fair value of our reporting units required to be tested for impairment. Each of the DCF and GPC approaches were weighted 50%. These nonrecurring fair value measurements are primarily determined using unobservable inputs and, accordingly, are categorized within Level 3 of the fair value hierarchy. The DCF and GPC analyses are based on our projected financial information, which includes a variety of estimates and assumptions. While we consider such estimates and assumptions reasonable, they are inherently subject to uncertainties and a wide variety of significant business, economic and competitive risks, many of which are beyond our control and may not materialize. Changes in these estimates and assumptions may have a significant effect on the estimation of the fair value of our reporting units.

Under the DCF approach, we estimate the fair value of a reporting unit based on the present value of future cash flows. Cash flow projections are based on management’s estimate of revenue growth rates and operating margins and take into consideration industry and market conditions, as well as company specific economic factors. The DCF calculations also include a terminal value calculation that is based on an expected long-term growth rate for the applicable reporting unit. The discount rate is based on the weighted average cost of capital adjusted for the relevant risk associated with the business specific characteristics and the uncertainty associated with the reporting unit’s ability to execute on the projected cash flows. The weighted average cost of capital used in the income approach was 9.7% for RANA and 10.4% for RAEU, and a long-term growth rate of 3.0% was used and was determined based on estimated future gross domestic product. Other significant assumptions include future capital expenditures and changes in working capital requirements.

Under the GPC approach, we identify a group of comparable companies giving consideration to, among other relevant characteristics, similar lines of business, business risks, growth prospects, business maturity, market presence, leverage, and size and scale of operations. The analysis compares the public market implied fair value for each comparable public company to its historical and projected revenues and EBITDA. The calculated range of multiples for the comparable companies used was generally consistent with the purchase multiples in the Real Alloy acquisition, which was applied to projected EBITDA and revenues to determine a range of fair values as of the test dates, which is applied to our historical and projected EBITDA and revenues, respectively, to determine a range of fair values as of the test dates.

Based on the results of the goodwill impairment tests, we determined that the estimated fair value of RAEU, including goodwill, exceeded its carrying value. Accordingly, RAEU’s goodwill was not considered impaired. However, we determined that the estimated fair value of RANA, including goodwill, was lower than its carrying value. Accordingly, RANA’s goodwill was considered impaired and an impairment charge of $33.6 million was recorded in the year ended December 31, 2017. During 2016, we recorded impairment charges of $61.8 million, also within the RANA operating segment. There was no goodwill impairment as of December 31, 2015.

Identifiable intangible assets consist primarily of customer relationships recognized in business combinations. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Identifiable intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets or liabilities may not be recoverable and exceed their fair value. If an impairment loss exists, the carrying amount of the identifiable intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. During the year ended December 31, 2017, we recognized impairment on identifiable intangible assets of $10.1 million related to customers at RANA. During the year ended December 31, 2016, we recognized impairment on identifiable intangible assets of $0.1 million related to product formulations at Cosmedicine. As of December 31, 2015, no impairments were recognized on identifiable intangible assets.

Deferred financing costs

Costs related to the issuance of the DIP Financing and long-term debt are capitalized and classified as a reduction of the associated debt in the consolidated balance sheets and are amortized over the term of the related debt agreements as interest expense using the effective interest method. As a result of the Bankruptcy Proceedings, all unamortized deferred financing costs related to the Senior Secured Notes were recognized as reorganization items, net in the consolidated statements of operations. Costs related to the Factoring Facility are capitalized and classified as other assets in the consolidated balance sheets and are amortized over the term of the arrangement on a straight-line basis as interest expense.

Common stock warrant liability

In June 2010, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock (the “Warrants”) were issued for an aggregate cash purchase price of $0.3 million. The Warrants have a term of ten years and had an original exercise price of $10.30 per share. The Warrants include anti-dilution and pricing protection provisions that provide for a reduction in the exercise price of the Warrants if any common stock (or equivalents) of the Company is issued at a price per share less than the then-current exercise price during the term of the Warrants, excluding issuances under the Company’s equity award and incentive programs. As a result of the Rights Offering in February 2015, in which the Company issued shares for $5.64 per share, the exercise price of the Warrants was reduced to, and as of December 31, 2017 remains $5.64 per share. The Warrants are financial instruments classified as derivative liabilities and are re-measured at fair value at each reporting date and on each Warrant exercise date. The fair value of Warrants exercised is reclassified to additional paid-in capital. Other changes in the common stock warrant liability are recognized in nonoperating income or expense.

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

Pension benefits

The Company measures the costs of its obligations under defined pension plans based on its health care cost trends and actuarial assumptions, including discount rates, mortality rates, assumed rates of return, compensation increases, and turnover rates. Pension benefit costs are accrued based on annual analyses performed by actuaries. These analyses are based on assumptions including a discount rate and the expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Real Alloy’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, projected cash flows are developed and matched with a yield curve based on an appropriate universe of high-quality corporate bonds. Assumptions for long-term rates of return on plan assets, compensation increases and turnover are based upon historical information and future expectations (calculated using the fair value of plan assets). See Note 15—Employee Benefit Plans for more information about the assumptions used to determine the pension benefit obligation as of December 31, 2017 and 2016.

Management reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic benefit expense over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. Net periodic benefit expense is recognized as employees render the services necessary to earn these post-retirement benefits.

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

Reorganization

We have applied ASC 852, in preparing the consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, professional fees and other expenses incurred in the Chapter 11 Cases, and unamortized deferred financing costs, premiums and discounts associated with debt classified as liabilities subject to compromise, have been recorded as reorganization items, net in the consolidated statements of operations. In addition, prepetition obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2017. These liabilities are reported at amounts the Company expects will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Income taxes

Deferred income taxes are computed using the liability method, under which deferred income taxes represent the tax effect of differences between the financial and income tax bases of assets and liabilities. As a result of generating operating losses since 2006, among other factors, the Company has determined that sufficient uncertainty exists as to the realizability of certain of its deferred tax assets and, as such, has placed a valuation allowance of $249.5 million and $400.6 million on certain of its U.S. deferred tax assets as of December 31, 2017 and 2016, respectively, and valuation allowances on its foreign deferred tax assets of $6.6 million and  $5.4 million as of December 31, 2017 and 2016, respectively. In future years, tax benefits and related deferred tax assets will be recognized if the Company considers realization of the net deferred tax assets to be more likely than not, or to the extent that deferred tax liabilities are recognized in connection with business combinations.

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

In January 2015, SGGH sold all of its interest in North American Breaker, Co. (“NABCO”) to provide a portion of the funding of the acquisition of Real Alloy, which represented a strategic shift in our operations. The results of operations of NABCO are included in discontinued operations for all periods presented as a result of its sale, and the Company’s strategic shift in operations. Discontinued operations also includes certain assets and liabilities related to the former businesses of SGGH when it was known as Fremont and Fremont’s primary operating subsidiary, Fremont Investment & Loan (“FIL”). See Note 20—Discontinued Operations for additional information about NABCO and other discontinued operations.

As of December 31, 2017, discontinued operations includes only legacy litigation, primarily home mortgage foreclosure cases in which the Company has no ongoing association with the mortgage or foreclosure.

Recent Accounting Standards Updates

The following provides information about recent Accounting Standards Updates (“ASU” or “Update”) issued by the Financial Accounting Standards Board (“FASB”) that are relevant to the operations of the Company.

New Accounting Pronouncements Adopted:

We adopted the following ASUs during 2017, which did not have a significant impact on our financial statements:

Standard	Description
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, issued March 2016.

ASU 2016-09 simplifies the accounting for share-based payment transactions, including their income tax consequences, and provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications in the statement of cash flows.

ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in additional paid-in capital. In 2017, the Company recognized no income tax expense for excess tax deficiencies upon vesting of awards. ASU 2016-09 also requires that excess tax benefits from share-based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, this activity was included in financing activities on the consolidated statements of cash flows. Prior periods have not been adjusted, as the Company has elected to apply this change on a prospective basis. This change has an immaterial impact on our consolidated statements of cash flows. Also, we elected to continue to estimate forfeitures rather than account for them as they occur.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, issued January 2017.

ASU 2017-04 simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. The amendments in this Update provide that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

New Accounting Pronouncements to be Adopted:

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

We have formed a task force to understand and implement the new revenue recognition standard. The task force continues to evaluate the impact this guidance will have on the Company’s consolidated financial statements. Per this evaluation, we have identified that the new standard may require the Company to change the timing of when it records discounts offered. Currently, these are recorded when earned; after the adoption of ASU 2014‑09, these amounts will be considered a portion of the contract’s transaction cost. The change may result in an acceleration in the timing of costs that could reduce revenue upon adoption. The ultimate impact to the Company’s consolidated financial statements is still being evaluated. Additionally, we are developing additional controls and procedures to evaluate contracts and the terms and conditions therein to better ensure awareness of when the transfer of control of goods or services occurs for proper revenue recognition.

We plan to adopt ASU 2014‑09 and related updates effective January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We also anticipate that the adoption will result in an increase to the revenue disclosures in the Company’s consolidated financial statements.

We are also currently evaluating the impact if the following ASUs that are yet to be adopted on our financial statements and disclosures:

Standard	Description
ASU 2016-02, Leases (Topic 842), issued February 2016.

ASU 2016-02 generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for the Company in fiscal years beginning after December 15, 2018 on a modified retrospective basis and early adoption is permitted.

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, issued in March 2016.

ASU 2016-06 clarifies what steps are required when assessing whether the economic characteristics and risks of call or put options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when an option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise the option is related to interest rates or credit risks. The amendments provided for in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, issued August 2016.

ASU 2016-15 provided, among other things, that distributions received from equity method investees be classified using one of two possible methods, a cumulative earnings approach or a nature of distribution approach. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, issued January 2017.

ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This Update is effective for fiscal years beginning after December 15, 2017, however early adoption is permitted.

ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, issued in March 2017.

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

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, issued May 2017.

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

NOTE 5—BUSINESS COMBINATIONS

Beck Alloys

On November 1, 2016, Real Alloy acquired certain assets of Beck Alloys and 49% of the voting interests of Beck Trading from Beck Alloys, Beck Aluminum Corporation and GSB Beck Holdings, Inc. (collectively, the “Beck Sellers”), under an asset and securities purchase agreement (the “Beck Purchase Agreement”). Upon closing, we paid $23.6 million in cash to the Beck Sellers and accounted for the transaction as a business combination (the “Beck Acquisition”), with the purchase price allocated based on the estimated fair values of the assets acquired and liabilities assumed. We incurred acquisition costs and expenses associated with the Beck Acquisition totaling approximately $1.0 million during the year ended December 31, 2016, which are classified as nonoperating expenses in the consolidated statements of operations.

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

The fair value of the equity method investment is based on a discounted cash flow model with various assumptions about growth rates and margins, as well as the cash distribution waterfall, under which Real Alloy receives the first $6.0 million of distributions; thereafter, distributions will be based on equity ownership percentages.

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

The following selected unaudited pro forma results of operations of the Company for the years ended December 31, 2017 and 2016 give effect to this business combination as though the transaction occurred on January 1, 2016:

	Year Ended December 31,
(In millions)	2017	2016
Total revenues:
As reported	$1,346.4	$1,249.7
Pro forma	1,346.4	1,326.7
Loss from continuing operations:
As reported	$(120.8)	$(103.2)
Pro forma	(120.8)	(112.6)

As of December 31, 2017 and 2016, Real Alloy had trade accounts receivable due from and to Beck Trading of $3.1 million and $6.8 million, respectively, and trade payables due from Beck Trading of $0.8 million and $0.5 million, respectively. Additionally, as part of the Beck Acquisition, Real Alloy and Beck Trading entered into a Sales Representative and Tolling Agreement whereby, for a defined group of customers, Real Alloy serves as a sales representative for Beck Trading and is paid a commission for sales generated. Beck Trading also serves as a sales representative for Real Alloy, for a defined group of customers, and is paid a commission for sales generated.

NOTE 6—FINANCING RECEIVABLE

The financing receivable relates to proceeds receivable from the sale of trade accounts receivable under the Factoring Facility, net of advances taken against the sales proceeds and administrative fees and costs. The following table presents the information about the Factoring Facility and financing receivable as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Balance, beginning of period	$28.4	$32.7
Sales of trade accounts receivable	385.9	354.9
Proceeds from sales of trade accounts receivable	(389.5)	(349.2)
Advances, net against financing receivable	(12.4)	(8.5)
Currency translation adjustments	4.1	(1.5)
Balance, end of period	$16.5	$28.4

On February 27, 2015, an indirect wholly owned German subsidiary of Real Alloy, entered into the €50.0 million Factoring Facility, which provides for nonrecourse sales of certain of its trade accounts receivables to a financial institution, subject to certain limitations and eligibility requirements. The Factoring Facility has a termination date of January 15, 2019. On November 15, 2017, Real Alloy Germany entered into an Amendment Agreement to the Factoring Facility to eliminate a cross-default under such facility in the event that Real Alloy became a debtor-in-possession under Chapter 11 of the Bankruptcy Code, provided that Real Alloy enters into a DIP credit agreement approved by a bankruptcy court.

Prior to the collection of proceeds from the transferred receivables, advances against such proceeds are available to the Real Alloy subsidiary, subject to certain limitations and eligibility requirements. Such advances, which total $25.1 million and $11.3 million as of December 31, 2017 and 2016, respectively, are recorded as a reduction to the financing receivable in the consolidated balance sheets, due to the counterparty’s right of set off.

The interest rate applicable to advances under the Factoring Facility is the three-month EURIBOR (daily rate) fixed on the last business day of a month for the following month, plus 1.65%. Interest expense on advances was $0.2 million in the year ended December 31, 2017, and $0.1 million in each of the years ended December 31, 2016 and 2015.

NOTE 7—INVENTORIES

The following table presents the components of inventories as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Finished goods	$43.9	$45.1
Raw materials and work in process	63.4	73.1
Total inventories	$107.3	$118.2

NOTE 8—PROPERTY, PLANT AND EQUIPMENT, NET

The following table presents the components of property, plant and equipment, net as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Land and improvements	$61.3	$67.5
Buildings and improvements	59.5	62.8
Machinery, equipment, furniture and fixtures	236.4	223.0
Construction work in progress	7.4	10.3
Property, plant and equipment	364.6	363.6
Accumulated depreciation	(117.1)	(74.4)
Property, plant and equipment, net	$247.5	$289.2

Capital lease assets totaled $13.3 million and $7.6 million as of December 31, 2017 and 2016, respectively. Capital lease amortization is included in depreciation expense. Accumulated depreciation on capital lease assets totaled $4.7 million and $2.7 million as of December 31, 2017 and 2016, respectively. During each of the years ended 2017 and 2015, $0.2 million and $0.6 million of interest was capitalized in connection with capital projects. There was no capitalized interest in the year ended December 31, 2016.

As a result of the Chapter 11 Cases, we determined that a triggering event had occurred. As a result of our impairment analysis, $40.5 million of impairment on property, plant and equipment was recognized in the year ended December 31, 2017. The estimated fair value of the property, plant and equipment as of December 31, 2017 was determined based on an analysis of the value in-use and the value in-exchange of the property, plant and equipment. Upon determining these values, an economic obsolescence factor was applied to the value in-use to determine the amount of impairment to property, plant and equipment based upon Level 3 inputs. The $40.5 million impairment was allocated $10.2 million to land and improvements, $8.0 million to buildings and improvements, $21.4 million to machinery, equipment, furniture and fixtures, and $0.9 million to construction work in progress.

The following table provides depreciation expense and repair and maintenance expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Depreciation expense included in cost of sales	$41.4	$45.0	$29.9
Depreciation expense included in selling, general and administrative expenses	1.3	1.2	0.6
Total depreciation expense	$42.7	$46.2	$30.5
Repair and maintenance expense	$44.6	$45.6	$34.0

NOTE 9—GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS, NET

The following table reflects the activity associated with goodwill during the years ended December 31, 2017 and 2016:

(In millions)	RANA	RAEU	Total
Balance, December 31, 2015	$95.4	$8.9	$104.3
Impairment	(61.8)	—	(61.8)
Currency translation adjustments	—	(0.3)	(0.3)
Balance, December 31, 2016	33.6	8.6	42.2
Impairment	(33.6)	—	(33.6)
Currency translation adjustments	—	1.2	1.2
Balance, December 31, 2017	$—	$9.8	$9.8

Identifiable intangible assets consisted of the following as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Customer relationships	$17.0	$17.0
Impairment	(10.1)	—
Accumulated amortization	(6.9)	(4.5)
Identifiable intangible assets, net	$—	$12.5

As discussed further in Note 4—Presentation, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, as a result of RANA’s margin performance and the year-over-year reduction in volume, the Company recognized goodwill impairment charges of $33.6 million and $61.8 million in 2017 and 2016. Additionally, a $10.1 million identifiable intangible asset impairment charge was recognized in the year ended December 31, 2017.

NOTE 10—DEBT AND REDEEMABLE PREFERRED STOCK

RA DIP Financing Facility

The following table presents the portion of the RA DIP Financing Facility that is not subject to compromise as of December 31, 2017. The amounts associated with the RA DIP Financing Facility that are subject to compromise as of December 31, 2017 are described in Note 24—Debtor-in-Possession Financial Information.

	December 31,
(In millions)	2017	2016
RA DIP Financing:
RA DIP ABL Facility:
Principal amount outstanding	$67.9	$—
Unamortized debt issuance costs	(1.2)	—
RA DIP ABL Facility, net	66.7	—
New Money DIP Term Notes:
Principal amount outstanding	40.0	—
Unamortized debt issuance costs	(2.8)	—
New Money DIP Term Notes, net	37.2	—
RA DIP Financing, net	$103.9	$—

On the Petition Date, the Real Alloy Debtors secured a commitment for debtor-in-possession financing (the “RA DIP Financing Facility”), which was approved on an interim basis by the Bankruptcy Court on November 20, 2017, and on a final basis on January 17, 2018. On January 19, 2018, the Real Alloy Debtors closed the transactions under which the RA DIP Financing Facility has been provided. The RA DIP Financing Facility is comprised of (i) up to $85 million in New Money DIP Term Notes, (ii) the Roll Up DIP Term Notes in exchange for $170 million of the Senior Secured Notes (as defined below), and (iii) up to $110 million in borrowing under the RA DIP ABL Facility, together with the New Money DIP Term Notes, the “RA DIP Financing”.

The purchasers of the New Money DIP Term Notes were entitled to exchange, on a pro rata basis, up to $170 million of their existing Senior Secured Notes for Roll Up DIP Term Notes. As such, the balance of the Roll Up DIP Term Notes has been classified in liabilities subject to compromise as of December 31, 2017. See Note 24—Debtor-in-Possession Financial Information for more information and liabilities subject to compromise.

Certain U.S. subsidiaries of Real Alloy will guarantee the obligations of Real Alloy under the DIP Financing Facility. Subject to certain exceptions, the RA DIP Note Facility will be secured by a first-priority senior-secured lien on substantially all of the assets of the Real Alloy Debtors other than the ABL Priority Collateral and a second-priority senior-secured lien on the ABL Priority Collateral. The security interests and liens granted in favor of the Purchasers are subject only to certain carve-outs and permitted liens, as set forth in the Note Purchase Agreement and the final order of the Bankruptcy Court related thereto. The RA DIP Financing Facility is subject to certain covenants, including, without limitation, covenants related to the incurrence of additional debt, granting of liens, the making of restricted payments, compliance with the approved budget (subject to certain permitted variances) and certain bankruptcy-related covenants described below. The RA DIP Financing Facility is also subject to certain mandatory prepayment events, including, without limitation, upon the sale of certain assets, and certain events of default, including, without limitation, payment defaults, cross-defaults to other indebtedness and certain bankruptcy-related defaults.

The RA DIP Financing Facility also includes covenants requiring compliance by the Real Alloy Debtors with “Sale/Chapter 11 Milestones”, including: (i) submission of a motion to the Bankruptcy Court to approve the sale of substantially all of the assets of the Real Alloy Debtors pursuant to Section 363 of the Bankruptcy Code and procedures for such sale; (ii) within 14 days following the Petition Date, retention of a chief restructuring officer by the Real Alloy Debtors; (iii) within 35 days following the Petition Date, an order of the Bankruptcy Court approving the Sales Procedures (the “Bid Procedures Order”), including allowing the Purchasers and the holders of the Senior Secured Notes to credit bid in the sale process for up to the full amount of their claims; (iv) within 75 days following the Petition Date (extendable by up to 25 days by the Purchasers provided that no Event of Default has occurred or has been waived by the Purchasers), the selection and Bankruptcy Court approval of a stalking horse bid, which will include full cash payment of amounts outstanding under the RA DIP ABL Facility and the Prior ABL Facility, if any (collectively, the “Aggregate ABL Obligations”); (v) within 130 days following the Petition Date, conduct of a sale auction by the Real Alloy Debtors for substantially all of their assets, in accordance with the Bid Procedures Order (the “Auction”); (vi) within one day of the conclusion of the Auction, selection of a successful bidder and a back-up bidder; (vii) within five days of the conclusion of the Auction, Bankruptcy Court approval of the sale and entry of an order authorizing and approving the sale and related transactions; and (viii) within 160 days after the Petition Date, the closing of the sale and full cash payment of the Aggregate ABL Obligations. The Bankruptcy Court approved the sale of the Real Alloy Debtors’ assets on March 29, 2018.

RA DIP Term Notes Facility

The Note Purchase Agreement was entered into on November 21, 2017, with amendment and restatement on January 19, 2018, setting forth the terms and conditions pursuant to which the lenders would provide a first-lien senior-secured super-priority financing in the principal amount of up to $255 million, including the $170 million Roll Up DIP Term Notes and up to $85 million in New Money DIP Term Notes, of which up to $65 million of the proceeds are for the exclusive use of the Real Alloy Debtors and up to $20 million are exclusively available to the Real Alloy’s foreign subsidiaries. The Notes Purchase Agreement is secured by a first lien on substantially all of the assets of the Real Alloy Debtors, excluding the ABL Priority Collateral, and secured by a second-priority lien on the ABL Priority Collateral.

The RA DIP Note Financing will mature on the date that is the earliest to occur of (a) May 18, 2018; (b) the consummation of any sale of all or substantially all of the Real Alloy Debtors’ assets in accordance with Section 363 of the Bankruptcy Code; or (c) an event of default under the Notes Purchase Agreement.

The Roll Up DIP Term Notes will be affected by the Section 363 Sale, which was approved by the Bankruptcy Court on March 29, 2018. As such, the outstanding balance of $170 million has been classified in liabilities subject to compromise as of December 31, 2017. See Note 24—Debtor-in-Possession Financial Information for more information about liabilities subject to compromise.

Fees paid on the RA DIP Term Notes Facility include a closing fee of 1.5% of the aggregate facility size due to all Purchasers, and a backstop fee of 3.5% of the commitment amounts payable to the Purchasers who executed the Note Purchase Agreement on November 21, 2017, plus customary agent fees, which have been capitalized and will be recognized in interest income over the term of the RA DIP Term Notes Facility.

The RA DIP Note Facility matures on the earlier of (a) May 18, 2018; (b) the consummation of any sale of all or substantially all of the Real Alloy Debtors’ assets in accordance with the Section 363 Sale; or (c) an event of default, under the Notes Purchase Agreement.

Interest on the RA DIP Note Facility accrues i) on the New Money DIP Term Notes at a rate of 11.50% per annum plus an additional 2.00% per annum during the continuance of an event of default, payable monthly and ii) on the Roll Up DIP Term Notes at a rate of 10.00% per annum, payable upon maturity or default. Repayment and prepayment of any principal of the RA DIP Note Facility can be made without a premium or penalty.

RA DIP ABL Facility

The RA DIP ABL Credit Agreement was entered into on November 20, 2017, by and among certain Real Alloy Debtors, the Real Alloy guarantors under a $110 million senior-secured revolving asset-based credit facility (the “Prior ABL Facility”), Bank of America, N.A. and certain other lenders (the “RA DIP ABL Lenders”) and sets forth the terms and conditions pursuant to which the RA DIP ABL Lenders agreed to provide up to $110 million of senior-secured super-priority debtor-in-possession financing. The RA DIP ABL Facility includes a letter of credit sub-facility for up to $20 million.

Borrowings under the RA DIP ABL Facility are available upon the satisfaction of customary conditions precedent and subject to availability under the borrowing base (as defined in the RA DIP ABL Credit Agreement) in effect from time to time. The availability under the RA DIP ABL Facility was initially reduced by the outstanding principal amount of the Prior ABL Facility. Subject to certain exceptions, all cash held by the Real Alloy Debtors and all proceeds of their assets subject to a lien in favor of the lenders of the Prior ABL Facility were used to repay the Prior ABL Facility.

The RA DIP ABL Facility matures on the earlier of May 20, 2018; the consummation of any sale of all or substantially all of the ABL Priority Collateral pursuant to Section 363 of the Bankruptcy Code; or the effective date of any Chapter 11 plan of any Real Alloy Debtor, unless otherwise agreed by the DIP ABL Lenders.

Interest on the outstanding principal amount of loans under the RA DIP ABL Facility is payable at an annual rate based on, at the option of the Real Alloy Debtors, either (a) the Base Rate plus 2.25%, or (b) LIBOR plus 3.25% and is generally paid on a monthly basis. As of December 31, 2017, the interest rate under the RA DIP ABL Facility was 5.1%. Upon an event of default, the interest rate in effect at the time will be increased by 2.0%. The Real Alloy Debtors will pay an unused line fee of 0.25% and a closing fee of $1.1 million. Interest expense under the RA DIP ABL Facility was $0.5 million, including $0.3 million related to the amortization of debt issuance costs in the year ended December 31, 2017.

As of December 31, 2017, Real Alloy was in compliance with all applicable covenants under the RA DIP Financing Facility. Real Alloy received a waiver to the covenant in the RA DIP Financing Facility that required Real Alloy to supply certain year end audited financial information by March 31, 2018.

Long-term debt

The following table presents the Company’s long-term debt as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Long-term debt due within one year:
Capital leases	$3.6	$2.0
Term loan	—	0.3
Long-term debt due within one year	3.6	2.3
Long-term debt:
Senior Secured Notes:
Principal amount outstanding	—	305.0
Unamortized original issue discount and debt issuance costs	—	(10.1)
Senior Secured Notes, net	—	294.9
Revolving Credit Facilities:
Principal amount outstanding	—	57.0
Unamortized debt issuance costs	—	(1.5)
Revolving Credit Facilities, net	—	55.5
Capital leases	4.4	2.6
Term loan	—	1.2
Long-term debt	4.4	354.2
Total long-term debt	$8.0	$356.5

Senior Secured Notes

On January 8, 2015, Real Alloy, completed a private placement of $305 million aggregate principal of 10% senior secured notes (the “Senior Secured Notes”). Prior to the Petition Date, the Senior Secured Notes were scheduled to mature on January 15, 2019 and interest was payable on January 15 and July 15 of each year, commencing on July 15, 2015, through the date of maturity. For the years ended December 31, 2017, 2016 and 2015, interest expense associated with the Senior Secured Notes was $34.6 million, $34.7 million and $33.4 million, respectively, including $4.1 million, $4.2 million and $3.6 million, respectively, of noncash expense related to the amortization of the original issue discount and debt issuance costs.

The filing of the Chapter 11 Cases is an event of default under the Senior Secured Notes pursuant to their Indenture. The occurrence of an event of default in connection with a voluntary bankruptcy proceeding under the Senior Secured Notes automatically triggers the unpaid principal and accrued but unpaid interest on all the Senior Secured Notes to be due and payable, and Wilmington Trust, as trustee and notes collateral trustee, may seek bankruptcy court authority to exercise all rights and remedies available to it under the Indenture, including by enforcing any rights to the collateral provided under the Indenture or related agreements. As noted above, $170 million of the Senior Secured Notes were exchanged for $170 million of Roll Up DIP Term Notes. The remaining $135 million in Senior Secured Notes and the $170 million of Roll Up DIP Term Notes will be affected by the Section 363 Sale, which was approved by the Bankruptcy Court on March 29, 2018. As such, these balances and the related accrued prepetition interest of $10.2 million have been classified as liabilities subject to compromise as of December 31, 2017. Postpetition interest on the Senior Secured Notes, through December 31, 2017, was $3.8 million, accrued at the Default Rate (as defined in the Indenture) and included in liabilities subject to compromise. Upon filing the Chapter 11 Cases the remaining unamortized original issue discount and debt issuance costs on the Senior Secured Notes, totaling $6.0 million, was included in reorganization items, net in the consolidated statements of operations. See Note 24—Debtor-in-Possession Financial Information for additional information about reorganization items.

Revolving Credit Facilities

On March 14, 2017, Real Alloy entered into an asset-based lending facility with Bank of America, N.A. for a $110 million senior-secured revolving asset-based credit facility (the “Prior ABL Facility”). The initial draws on the Prior ABL Facility were used to repay and terminate Real Alloy’s previously outstanding asset-based facility with Wells Fargo (the “Asset-Based Facility” and together with the Prior ABL Facility, the “Revolving Credit Facilities”).

The filing of the Chapter 11 Cases was an event of default under the Prior ABL Facility. The occurrence of an event of default in connection with a voluntary bankruptcy proceeding under the Prior ABL Facility automatically triggers the unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon to become immediately due and payable, and the lender may seek Bankruptcy Court authority to exercise all rights and remedies available to it under the agreement, including by enforcing any rights to the collateral provided under the agreement. Following the Petition Date, all cash held by the Real Alloy Debtors and all proceeds of their assets subject to a lien in favor of the lenders under the Prior ABL Facility were used to repay the Prior ABL Facility. No amounts were outstanding under the Prior ABL Facility as of December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, interest expense associated with the Revolving Credit Facilities was $4.7 million, $2.2 million and $0.7 million, respectively, including $2.3 million, $0.9 million and $0.7 million, respectively, related to the amortization of debt issuance costs.

Capital Leases

In the normal course of operations, Real Alloy enters into capital leases to finance office, mobile, and other equipment for its operations. As of December 31, 2017 and 2016, $3.6 million and $2.0 million, respectively, of the $8.0 million and $4.6 million in total capital lease obligations, respectively, were due within the next twelve months.

Contractual maturities of long-term debt

The following table presents contractual maturities of long-term debt as of December 31, 2017:

(In millions)
2018	$3.6
2019	3.1
2020	1.0
2021	0.2
2022	0.1
Total	$8.0

Redeemable Preferred Stock

On February 27, 2015, as a portion of the purchase price for the Real Alloy acquisition, $25.0 million of Redeemable Preferred Stock was issued to Aleris Corporation (“Aleris”). The Redeemable Preferred Stock paid quarterly dividends at a rate of 7% for the first eighteen months after the date of issuance, 8% for the following twelve months, and 9% thereafter. Dividends were paid in-kind for the first two years, and thereafter were to be paid in cash or accrued beginning in 2017. As of December 31, 2017, the dividend rate was 9%. All accrued and accumulated dividends on the Redeemable Preferred Stock are prior and in preference to any dividend on any of the Company’s common stock or other junior securities.

The Company may generally redeem the shares of Redeemable Preferred Stock at any time at the liquidation preference, and the holders may require the Company to redeem their shares of Redeemable Preferred Stock at the liquidation preference upon a change of control under the Senior Secured Notes (or any debt facility that replaces or redeems the Senior Secured Notes) to the extent that the change of control does not provide for such redemption at the liquidation preference. A holder of Redeemable Preferred Stock may require the Company to redeem all, but not less than all, of such holder’s Redeemable Preferred Stock sixty-six months after the issuance date. In addition, the Company may redeem shares of Redeemable Preferred Stock to the extent Aleris is required to indemnify the Company under the Real Alloy Purchase Agreement for the Real Alloy Acquisition. The Redeemable Preferred Stock held by Aleris and its subsidiaries has a liquidation preference of $28.5 million as of December 31, 2017, and is not transferrable (other than to another subsidiary of Aleris) for eighteen months following issuance (or such longer period in connection with any ongoing indemnity claims under the Real Alloy Purchase Agreement). The maximum redemption amount if redeemed by the holder on August 27, 2020, their earliest redemption date, is $28.5 million, plus any accrued but unpaid dividends.

Prior to the Petition Date, the carrying value of Redeemable Preferred Stock was based on the estimated fair value of the instrument at issuance, calculated using a discounted cash flow analysis using the Hull & White model, with an original term of sixty-six months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 17.5% credit spread adjustment to a zero coupon yield curve, which was being accreted to the redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months from issuance, using the effective interest method. As a result of the bankruptcy, the Redeemable Preferred Stock is carried at its liquidation preference as of December 31, 2017.

If the RI Plan, as proposed and amended, is confirmed by the Bankruptcy Court, Real Industry’s existing common stockholders will receive their pro rata share of 20% of the newly issued equity in Reorganized RELY, assuming the Company’s stockholders vote to accept the RI Plan as a class. Similarly, the holder of the Redeemable Preferred Stock, who has agreed to vote in favor of the RI Plan, will receive a $2.0 million cash payment plus 31% of the newly issued equity in Reorganized RELY, in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends. If the stockholders do not vote to approve the RI Plan as a class, then, upon confirmation of the RI Plan by the Bankruptcy Court, the existing common stockholders will receive 16% of the newly issued equity in Reorganized RELY, with 35% being issued to the holder of the Redeemable Preferred Stock, plus the aforementioned $2.0 million cash payment.

The following table presents the activity related to the carrying value of Redeemable Preferred Stock during the years ended December 31, 2017 and 2016:

(In millions)
Balance, December 31, 2015	$21.9
Dividends on Redeemable Preferred Stock, in-kind	2.0
Accretion of fair value adjustment to Redeemable Preferred Stock	1.0
Balance, December 31, 2016	24.9
Accretion of fair value adjustment to Redeemable Preferred Stock	3.6
Balance, December 31, 2017	$28.5

NOTE 11—ASSET RETIREMENT OBLIGATIONS

The following table presents activity for asset retirement obligations for the years ended December 31, 2017 and 2016

	Year Ended December 31,
(In millions)	2017	2016
Balance, beginning of period	$5.3	$5.0
Revisions and liabilities incurred	0.3	0.2
Accretion expense	0.4	0.4
Payments	(0.2)	(0.3)
Balance, end of period	$5.8	$5.3

Of the total asset retirement obligations as of December 31, 2017 and 2016, $0.2 million and $0.9 million, respectively, is classified as accrued liabilities, with the remaining $5.6 million and $4.4 million, respectively, classified as other noncurrent liabilities in the consolidated balance sheets.

NOTE 12—PREPAID EXPENSES, SUPPLIES, OTHER ASSETS, AND ACCRUED AND OTHER LIABILITIES

The following tables provide details of prepaid expenses, other assets, accrued liabilities and other noncurrent liabilities within continuing operations as of December 31, 2017 and 2016:

Prepaid expenses, supplies and other current assets

	December 31,
(In millions)	2017	2016
Prepaid expenses	$17.4	$8.6
Inventory supplies	12.6	11.8
Taxes receivable	1.9	2.4
Restricted cash and restricted cash equivalents	0.7	1.0
Derivative assets	—	0.6
Other	1.3	0.2
Total prepaid expenses, supplies and other current assets	$33.9	$24.6

Other noncurrent assets

	December 31,
(In millions)	2017	2016
Loans receivable, net	$0.7	$0.8
Utility and other deposits	4.9	4.4
Restricted cash and restricted cash equivalents	7.2	4.5
Other	—	0.1
Total other noncurrent assets	$12.8	$9.8

Accrued liabilities

	December 31,
(In millions)	2017	2016
Employee-related costs	$8.8	$11.2
Accrued interest(1)	0.8	14.1
Toll liability	9.8	6.7
Taxes payable	2.7	5.3
Environmental liabilities	3.3	4.0
Asset retirement obligations	0.2	0.9
Derivative liabilities	—	0.4
Other	2.5	3.8
Total accrued liabilities	$28.1	$46.4
(1)	$14.0 million of accrued interest has been reclassified to liabilities subject to compromise as of December 31, 2017.

Other noncurrent liabilities

	December 31,
(In millions)	2017	2016
Asset retirement obligations	$5.6	$4.4
Other	1.8	2.5
Total other noncurrent liabilities	$7.4	$6.9

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity within accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016:

(In millions)	Currency Translation Adjustments	Pension Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(6.0)	$5.0	$(1.0)
Current period currency translation adjustments	(2.2)	(0.1)	(2.3)
Pension benefit adjustments	—	(5.1)	(5.1)
Deferred tax benefit on pension benefit adjustments	—	1.5	1.5
Amortization of net actuarial gains	—	(0.3)	(0.3)
Income tax expense on net actuarial gains	—	0.1	0.1
Balance, December 31, 2016	(8.2)	1.1	(7.1)
Current period currency translation adjustments	10.5	—	10.5
Pension benefit adjustments	—	1.5	1.5
Deferred tax benefit on pension benefit adjustments	—	(0.4)	(0.4)
Balance, December 31, 2017	$2.3	$2.2	$4.5

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017:

	Year Ended December 31,
(In millions)	2017	2016	2015
Amortization of defined pension and other postretirement benefit items:
Amortization of net actuarial gains, before income taxes(1)	$—	$0.3	$—
Deferred income tax expense on pension liability adjustments	—	(0.1)	—
Gains reclassified into loss, net of income taxes	$—	$0.2	$—

(1)

This component of accumulated other comprehensive income (loss) is included in the computation of net periodic benefit expense. See Note 15—Employee Benefit Plans for additional details on net periodic benefit expense.

NOTE 14—INCOME TAXES

The following table reflects loss from continuing operations before income taxes by domestic and foreign tax jurisdictions for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
U.S.	$(132.3)	$(103.4)	$(43.8)
Foreign	3.7	(0.4)	3.0
Loss from continuing operations before income taxes	$(128.6)	$(103.8)	$(40.8)

The following table summarizes income tax benefit, within continuing operations, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Current income tax expense (benefit):
Federal	$(1.2)	$(1.5)	$(13.9)
State	0.1	0.2	0.4
Foreign	2.6	3.2	6.5
Total current income tax expense (benefit)	1.5	1.9	(7.0)
Deferred income tax expense (benefit):
Federal	(8.9)	(1.6)	1.3
State	(0.2)	0.2	(0.1)
Foreign	(0.2)	(1.1)	(3.3)
Total deferred income tax benefit	(9.3)	(2.5)	(2.1)
Total income tax benefit	$(7.8)	$(0.6)	$(9.1)

The following table provides a reconciliation of the effective tax rates in the consolidated statements of operations from continuing operations for the years ended December 31, 2017, 2016 and 2015 with the statutory U.S. federal income tax rate of 34.0%:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	34.0%	34.0%	34.0%
State income taxes	—%	(0.3)%	(0.6)%
Foreign income taxes	0.1%	(0.4)%	(0.4)%
Deferred tax valuation allowance	84.1%	(24.6)%	(26.5)%
Fair value adjustments	1.2%	—%	(1.2)%
Revisions to prior years	(0.2)%	(0.1)%	19.1%
Goodwill impairment	—%	(9.5)%	—%
Other permanent items	(3.8)%	1.4%	(2.1)%
Tax rate change	(109.4)%	—%	—%
Effective tax rate	6.0%	0.5%	22.3%

On December 22, 2017, the U.S. congress enacted The Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35% to 21% effective January 1, 2018, broadens the U.S. federal income tax base, repeals the corporate alternative minimum tax, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously deferred (“Transition Tax”) and creates new taxes on certain foreign sourced earnings. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), expressing its views regarding ASC 740, Income Taxes, in the reporting period that includes the enactment date of the Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. Provisional estimates will be adjusted during a measurement period not to exceed twelve months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Act is required to be completed.

As of December 31, 2017, we have not completed our accounting for the income tax effects of the enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time Transition Tax. Our U.S. valuation allowance has decreased by $140.9 million as a result of the reduction of the U.S. corporate income tax rate and AMT credit carryforwards becoming fully refundable under the Tax Act. The Company has provisionally recorded a benefit of $8.9 million as a result of the Tax Act.

The Transition Tax is a tax on previously untaxed accumulated and current earnings and profit (“E&P”) of certain of our foreign subsidiaries. To determine the amount of Transition Tax, a company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant foreign subsidiaries, as well as the amount of non-U.S. income tax paid on such earnings. The Company believes its overall foreign E&P will be offset by its U.S. net operating loss and accordingly has not recorded any provisional Transition

Tax obligation as of December 31, 2017. The Company, however, continues to gather additional information to finalize its Transition Tax liability.

We determined that the provisional calculations will be finalized after the underlying timing differences and foreign earnings and profits are finalized with our 2017 federal income tax return filing. Furthermore, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts. We will consider additional guidance from the U.S. Treasury Department, Internal Revenue Service (the “IRS”) or other standard-setting bodies. Further adjustments, if any, will be recorded during the measurement period in 2018, as permitted by SAB 118.

We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until January 1, 2018. We have not recorded any impact associated with either GILTI or BEAT in the tax rate during the period ended December 31, 2017.

The following table provides a summary of the activity in the amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Balance, beginning of period	$0.1	$0.3	$—
Additions	0.2	0.1	0.3
Settlements	—	(0.3)	—
Balance, end of period	$0.3	$0.1	$0.3

Unrecognized tax benefits as of December 31, 2017 and 2016, the recognition of which would impact the effective tax rate for each year, were $0.3 million and $0.1 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. For the years ended December 31, 2017 and 2016, the interest and penalty amounts were not significant.

As of December 31, 2017, the undistributed earnings of our foreign subsidiaries continue to be permanently reinvested and we do not intend to repatriate any of the amounts. As a result, no additional income taxes have been provided for, outside of the Transition Tax discussed above, for the undistributed earnings or any additional outside basis differences inherent in the foreign entities. It is not practicable to determine the U.S. federal income tax liability that would be payable, if any, should such earnings not be permanently reinvested.

Deferred income taxes are a component of continuing operations and include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes. The components of the Company’s deferred tax assets, liabilities and valuation allowances as of December 31, 2017 and 2016 are summarized in the following table:

	December 31,
(In millions)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$229.6	$383.0
Alternative minimum tax credits	8.9	10.2
Inventories	—	1.2
Compensation	1.4	3.4
Pension benefits	7.5	6.9
Intangible assets	15.7	10.1
Other	4.5	1.7
Total deferred tax assets	267.6	416.5
Deferred tax valuation allowance	(256.1)	(406.0)
Deferred tax assets, net of valuation allowance	11.5	10.5
Deferred tax liabilities:
Property, plant and equipment	(4.0)	(11.5)
Other	(1.2)	(1.5)
Total deferred tax liabilities	(5.2)	(13.0)
Net deferred tax assets (liabilities)	$6.3	$(2.5)

Management assesses deferred tax assets to consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the ability to generate taxable income during the periods and in jurisdictions in which the temporary differences become deductible. As a result of generating losses since 2006, among other factors, we determined that sufficient uncertainty exists as to the realizability of our deferred tax assets and have placed a valuation allowance on nearly all of its U.S. deferred tax assets. The following table provides information about the activity of our deferred tax valuation allowance for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Balance, beginning of period	$406.0	$382.4	$385.6
Additions (reductions) recorded in the provision for income taxes	(9.0)	23.6	(5.8)
Changes in tax rates	(140.9)	—	—
Business acquired	—	—	2.6
Balance, end of period	$256.1	$406.0	$382.4

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

As of December 31, 2017, the Company has estimated U.S. federal NOLs of $960.5 million and non-U.S. NOLs of $29.5 million. The U.S. federal NOLs have a 20‑year life and begin to expire after the 2027 tax year. Additionally, the Company has state NOLs in various jurisdictions, which aggregate to $337.4 million before valuation allowances.

NOTE 15—EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company’s defined contribution plans cover substantially all U.S. employees. The plans provide for employer contributions and, in some cases, an age- and salary-based contribution. The match of employee contributions under defined contribution plans and supplemental employer contributions for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Company match of employee contributions	$1.7	$1.6	$1.1
Supplemental employer contributions	—	0.6	0.4

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

The following table presents the components of the net periodic benefit expense under the German defined benefit pension plans for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Service cost	$1.0	$0.9	$0.9
Interest cost	0.9	1.0	0.7
Amortization of net actuarial gains	—	(0.3)	—
Expected return on plan assets	—	(0.1)	(0.1)
Net periodic benefit expense	$1.9	$1.5	$1.5

The following table reflects changes in projected benefit obligations and plan assets during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(In millions)	2017	2016	2015
Changes in projected benefit obligations:
Projected benefit obligations, beginning of period	$46.5	$42.2	$—
Projected benefit obligations assumed in business combination	—	—	49.8
Service cost	1.0	0.9	0.9
Interest cost	0.9	1.0	0.7
Actuarial loss (gain)	(1.3)	5.0	(7.2)
Benefits paid	(1.0)	(1.0)	(0.8)
Currency translation and other	6.6	(1.6)	(1.2)
Projected benefit obligations, end of period	52.7	46.5	42.2
Changes in plan assets:
Fair value of plan assets, beginning of period	4.5	4.2	—
Fair value of plan assets acquired in business combination	—	—	3.8
Employer contributions	0.6	0.5	0.5
Actual return on plan assets	—	0.1	0.1
Currency translation and other	0.7	(0.3)	(0.2)
Fair value of plan assets, end of period	5.8	4.5	4.2
Accrued pension benefits	$46.9	$42.0	$38.0

The following table provides additional information about amounts recognized in the consolidated balance sheets as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Accrued pension benefits	$46.9	$42.0
Net actuarial gain (loss) recognized in accumulated other comprehensive income (loss) (before tax)	1.5	(5.1)
Amortization of net actuarial gain expected to be recognized during the next fiscal year (before tax)	—	—
Accumulated benefit obligation	47.1	41.3
Projected employer contributions for following year	0.6	0.5

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

Assumptions for long-term rates of return on plan assets are based upon historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments. The following table provides assumptions used to determine benefit obligations as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Discount rate	1.9%	1.8%
Rate of compensation increase	2.8%	2.8%
Pension increase	1.6%	1.6%
Turnover	2.0%	2.0%

The following table reflects the assumptions used to determine the net periodic benefit expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Discount rate	1.8%	2.4%	1.7%
Expected return on plan assets	1.5%	1.5%	1.5%
Rate of compensation increase	2.8%	2.8%	3.0%

Expected Future Benefit Payments. The following table provides estimated benefit payments for the Company’s pension plans, which reflect expected future service:

	Year Ended December 31,
(In millions)	2018	2019	2020	2021	2022	2023 to 2027
Expected future benefit payments	$1.2	$1.3	$1.4	$1.4	$1.5	$8.7

NOTE 16—SHARE-BASED PAYMENTS

Incentive Plans

At the 2015 Annual Meeting of Stockholders, our stockholders approved the Signature Group Holdings, Inc. 2015 Equity Award Plan, and following our corporate name change, the Amended and Restated Real Industry, Inc. 2015 Equity Award Plan (the “2015 Equity Plan”), which provides for the grant of restricted common stock, common stock options, performance shares, stock appreciation rights, and restricted stock units to employees, nonexecutive directors and consultants. The 2015 Equity Plan replaces the Amended and Restated 2006 Signature Group Holdings, Inc. Performance Incentive Plan (the “2006 Incentive Plan”). Including the carryover shares from the 2006 Incentive Plan, the Board is authorized to issue up to 1.9 million shares of common stock, or its equivalent, under the 2015 Equity Plan. The terms and conditions of awards outstanding under the 2006 Incentive Plan are not affected by the termination of the 2006 Incentive Plan, as their terms survive any termination. As of December 31, 2017, there were no stock appreciation rights outstanding. As of December 31, 2017, under the 2006 Incentive Plan, there were no shares available for grant, 59,198 shares of unvested restricted common stock and 367,600 fully vested and exercisable common stock options were outstanding. As of December 31, 2017, there were 861,222 shares available for grant under the 2015 Equity Plan, 573,794 unvested shares of restricted common stock, 209,654 unvested incentive restricted stock units outstanding and 31,323 vested director restricted stock units outstanding.

Director Compensation Program

Prior to changes made in 2017, our Director Compensation Program (the “DCP”) provided cash fees, which Directors could elect to receive in the form of fully vested restricted stock units in 2017, and annual grants of restricted shares of the Company’s common stock on the first business day of each calendar year to each nonexecutive Board member, under both the 2015 Equity Plan and the 2006 Incentive Plan. Through the year ended December 31, 2015, these annual restricted stock grants had a grant date fair value of $75,000 per nonexecutive director, and vested on January 1 of the following year. Beginning January 1, 2016, these grants had a grant date fair value of $85,000. Compensation to nonexecutive directors joining the Company after January 1 is prorated for the time of service and those awards also vest on January 1 of the following year. Following the Petition Date, the DCP was amended to provide for an aggregate of $40,000 of total quarterly Director compensation, to be paid all in cash upon the Company’s successful emergence from the RI Chapter 11 Case, and annual equity awards were suspended.

Restricted common stock

Restricted common stock awards are granted with various vesting schedules ranging from immediately to five years. Grants that vest in less than one year generally have restrictions on transfer of the common stock for approximately one year. The following table provides activity of restricted common stock for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2014	114,505	$4.94
Restricted common stock vested	(96,172)	6.92
Restricted common stock granted	255,151	6.89
Restricted common stock forfeited	(14,161)	8.08
Balance, December 31, 2015	259,323	7.05
Restricted common stock vested	(122,141)	7.23
Restricted common stock granted	527,889	6.64
Restricted common stock forfeited	(67,825)	6.88
Balance, December 31, 2016	597,246	6.63
Restricted common stock vested	(267,816)	6.81
Restricted common stock granted	417,720	5.20
Restricted common stock forfeited	(114,158)	5.93
Balance, December 31, 2017	632,992	$5.74

Share-based compensation related to restricted common stock awards was $1.7 million, $1.6 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the aggregate unamortized value of share-based restricted common stock awards was $2.1 million, and will be recognized over a weighted average period of 1.8 years.

During the years ended December 31, 2017, 2016 and 2015, employees were granted 183,447, 109,207 and 32,412 shares of restricted common stock, respectively; executive officers were granted 132,354, 355,166 and 172,529 shares of restricted common stock, respectively; and directors were granted 101,919, 63,516, and 50,210 shares of restricted common stock, respectively.

Common stock options

The Company issued common stock options to employees under the 2006 Incentive Plan, with various vesting schedules ranging from immediately to four years. The fair value of each common stock option award is estimated on the grant date using either a Black-Scholes option pricing model for service-based awards or a trinomial lattice option pricing model for market-based awards. Expected volatilities were based on historical volatility of the Company’s common stock. The common stock option awards expire eight to ten years following the grant date and the expected lives are based on the simplified method as the Company does not have sufficient common stock option exercise experience to support a reasonable estimate of expected term. The risk-free rate is the yield available on U.S. Treasury zero-coupon issues with remaining maturities approximating the expected term at the grant date. There were no common stock option awards granted in the years ended December 31, 2017, 2016 and 2015.

The following table presents activity of nonvested common stock options during the years ended December 31, 2017, 2016 and 2015:

	Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2014	81,400	$7.62
Common stock options vested	(31,400)	3.84
Common stock options forfeited	(50,000)	10.00
Balance, December 31, 2015, 2016 and 2017	—	$—

There was no activity related to nonvested common stock options during the years ended December 31, 2017 and 2016.

The following table presents activity of exercisable common stock options during the years ended December 31, 2017, 2016 and 2015:

	Options	Weighted Average Exercise Price Per Share
Balance, December 31, 2014	986,300	$6.08
Common stock options exercised	(242,050)	5.16
Common stock options vested	31,400	3.84
Balance, December 31, 2015	775,650	6.28
Common stock options exercised	(27,500)	4.76
Balance, December 31, 2016	748,150	6.33
Common stock options exercised	(750)	3.00
Common stock options expired	(379,800)	5.65
Balance, December 31, 2017	367,600	$7.06

The following table provides information pertaining to the intrinsic value of common stock options outstanding and exercisable as of December 31, 2017 and 2016:

	December 31,
(In millions)	2017	2016
Intrinsic value of common stock options outstanding	$—	$0.3
Intrinsic value of common stock options exercisable	—	0.3

The following table provides information pertaining to the intrinsic value of common stock options exercised and the fair value of common stock options that vested during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Intrinsic value of common stock options exercised(1)	$—	$0.1	$0.4
Fair value of common stock options vested(2)	—	—	1.2

(1)	The intrinsic value of common stock options exercised is the difference between the fair value of the Company’s common stock on the exercise date and the exercise price.
(2)	The fair value of common stock options vested is based on the grant date fair value.

Share-based compensation related to common stock option awards was $0.1 million for the year ended December 31, 2015. There was no share-based compensation related to common stock option awards during the years ended December 31, 2017 and 2016. As of December 31, 2017, there was no unamortized share-based expense related to common stock options, and the weighted average remaining contractual life for common stock options outstanding and exercisable was 2.9 years.

Restricted Stock Units

Prior to the Petition Date, the Company issued restricted stock unit awards as part of its long-term incentive program under the 2015 Plan (the “Incentive RSUs”). The fair value of the Incentive RSU awards are estimated on the grant date using a Monte Carlo simulation. The Incentive RSU awards generally have a three-year cliff vesting, and the number or percentage of RSUs that vest is based upon the market appreciation of the Company’s common stock, or total stockholder return (“TSR”). Upon vesting, the Incentive RSUs will be converted to unrestricted common stock. The following tables provide vesting information for the Incentive RSU awards granted in the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2015 If the Company’s Compound Annualized TSR During the Performance Period is:	Restricted Stock Units that Vest
Less than 10%	—
10% to less than 15%	150,000
15% to less than 40%	250,000
40% or more	260,000

TSR Payout
Years Ended December 31, 2016 and 2017	Factor (% of
If the Company’s Compound Annualized TSR Compared to the Russell 2000 Index Compound Annualized TSR During the Performance Period is:	TSR Target Share Amount)
More than 8 percentage points below the Russell 2000 Index TSR	—%
8 percentage points below the Russell 2000 Index TSR	50%
Equal to the Russell 2000 Index TSR	100%
8 or more percentage points above the Russell 2000 Index TSR	150%

The following table provides assumptions used in determining the fair value of Incentive RSU awards granted during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Weighted averages)	2017	2016	2015
Grant date fair value	$4.57	$7.02	$7.53
Grant date closing stock price	$5.10	$6.74	$11.05
Grant date closing index value	6,687.92	4,941.53	N/A
Volatility	47.00%	48.66%	48.90%
Risk-free rate	1.49%	0.85%	0.84%
Dividend yield	—%	—%	—%
Probability of death or disability	N/A	N/A	5.00%

The following table presents activity of Incentive RSUs during the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock Units	Grant Date Fair Value per Restricted Stock Unit
Balance, December 31, 2014	—	$—
Restricted stock units awarded	260,000	7.53
Balance, December 31, 2015	260,000	7.53
Restricted stock units awarded	121,823	7.20
Restricted stock units forfeited	(27,765)	7.20
Balance, December 31, 2016	354,058	7.44
Restricted stock units awarded	165,777	4.57
Restricted stock units forfeited	(310,181)	7.20
Balance, December 31, 2017	209,654	$5.53

Share-based compensation related to Incentive RSU awards was $0.2 million, $1.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the aggregate unamortized value of the Incentive RSU awards was $0.6 million and will be recognized over a weighted average period of 1.9 years.

The Company issued fully vested restricted stock unit awards to directors that elected to take equity in lieu of cash director fees (the “Director RSUs”). The Director RSUs converted to common stock immediately or convert upon the director’s termination of service to the Board, based on elections made annually. The following table provides activity of Director RSUs in the year ended December 31, 2017:

	Restricted Stock Units	Grant Date Fair Value per Restricted Stock Unit
Balance, December 31, 2016	—	$—
Restricted stock units awarded	67,972	3.00
Restricted stock units converted to common stock	(36,649)	3.11
Balance, December 31, 2017	31,323	$2.87

Share-based compensation related the Director RSUs was $0.2 million in the year ended December 31, 2017.

If the RI Plan, as proposed and amended, is confirmed by the Bankruptcy Court, on the effective date of the RI Plan we expect that unvested restricted common stock subject only to time-based vesting conditions will be treated as common stock for the purposes of distributions under the RI Plan. We expect that unvested restricted common stock subject to performance-based vesting will be cancelled and will receive no distribution under the RI Plan. We expect that all outstanding common stock options and all Incentive RSUs will be terminated and receive no distribution under the RI Plan.

NOTE 17—LOSS PER SHARE

We compute loss per share using the two-class method, as unvested restricted common stock contains nonforfeitable rights to dividends and meets the criteria of a participating security. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, we present basic and diluted earnings per share for our one class of common stock.

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

The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions, except share and per share amounts)	2017	2016	2015
Loss from continuing operations	$(120.8)	$(103.2)	$(31.7)
Earnings (loss) from discontinued operations, net of income taxes	—	0.6	24.9
Net loss	(120.8)	(102.6)	(6.8)
Earnings from continuing operations attributable to noncontrolling interest	0.9	0.3	0.1
Net loss attributable to Real Industry, Inc.	(121.7)	(102.9)	(6.9)
Dividends on Redeemable Preferred Stock, in-kind	—	(2.0)	(1.5)
Dividends on Redeemable Preferred Stock, in cash or accrued	(2.4)	—	—
Accretion of fair value adjustment to Redeemable Preferred Stock	(3.6)	(1.0)	(0.8)
Numerator for basic and diluted loss per share—Net loss available to common stockholders	$(127.7)	$(105.9)	$(9.2)
Denominator for basic and diluted loss per share—Weighted average shares outstanding	28,968,363	28,719,098	26,657,832
Basic and diluted loss per share:
Continuing operations	$(4.41)	$(3.68)	$(0.35)
Discontinued operations	—	—	—
Basic and diluted loss per share	$(4.41)	$(3.68)	$(0.35)

Unvested restricted common stock, common stock options, unvested RSUs and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the years ended December 31, 2017, 2016 and 2015, the impact of all outstanding unvested shares of restricted common stock, common stock options, unvested RSUs and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

The following table provides details on the average market price of Real Industry common stock and the weighted average number of outstanding shares of unvested restricted common stock, common stock options, unvested RSUs and Warrants that were potentially dilutive for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Average market price of Real Industry common stock	$2.69	$7.02	$9.22

Potentially dilutive common stock equivalents:
Unvested restricted common stock	632,992	597,246	259,323
Outstanding common stock options	367,600	748,150	775,650
Unvested restricted stock units	209,654	354,058	260,000
Warrants	1,448,333	1,448,333	1,468,333
Total potentially dilutive common stock equivalents	2,658,579	3,147,787	2,763,306

The following table provides summary information about potentially dilutive common stock equivalents for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions, except exercise prices)	2017	2016	2015
Average unamortized share-based compensation expense:
Restricted common stock awards	$3.1	$2.5	$1.3
Restricted stock unit awards	0.8	1.4	1.0
Range of exercise prices on common stock options	$3.00 - $10.00	$3.00 - $10.00	$3.00 - $10.00
Weighted average exercise price of the Warrants	$5.64	$5.64	$5.73

Based on the RI Plan, the stockholders immediately prior to emerging from Bankruptcy Proceedings will be diluted to a 16% or 20% ownership of the emerging entity, with the Plan Sponsor owning a 49% interest, and the holder of the Redeemable Preferred Stock either 35% or 31% interest. Before considering any reverse split of the common stock outstanding immediately prior to emerging from Bankruptcy Proceedings, the reorganization would increase the shares outstanding by approximately 155 million or 118 million shares.

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

Metal hedging

As metal is purchased to fill fixed-price customer sales orders at RAEU, London Metal Exchange (“LME”) future swaps or forward contracts may be sold. As sales orders are priced, LME future or forward contracts may be purchased, which contracts generally settle within six months. Real Alloy can also buy put option contracts for managing metal price exposures. Option contracts require the payment of a premium, which is recorded as a realized loss upon settlement or expiration of the option contract. Upon settlement of put option contracts, Real Alloy receives cash and recognizes a related gain if the LME closing price is less than the strike price of the put option. If the put option strike price is less than the LME closing price, no amount is paid and the option expires. Due to the RA Chapter 11 Case, Real Alloy had 10.7 thousand tonnes of offsetting metal buy and sell derivative contracts as of December 31, 2017.

Natural gas hedging

To manage the price exposure for natural gas purchases, Real Alloy may fix the future price of a portion of its natural gas requirements by entering into financial hedge agreements. Under these swap agreements, payments are made or received based on the differential between the monthly closing price on the New York Mercantile Exchange (“NYMEX”) and the contractual hedge price. Natural gas costs can also be managed through the use of cost escalators included in some long-term supply contracts with customers, which limits exposure to natural gas price risk. Due to the RA Chapter 11 Case, Real Alloy had 1.4 trillion of offsetting British thermal unit forward buy and sell derivative contracts as of December 31, 2017.

Currency exchange hedging

From time to time, Real Alloy may enter into currency forwards, futures, call options and similar derivative financial instruments to limit its exposure to fluctuations in currency exchange rates. As of December 31, 2017, no currency derivative contracts were outstanding.

Credit risk

Real Alloy is exposed to losses in the event of nonperformance by the counterparties to the derivative financial instruments discussed above; however, management does not anticipate any nonperformance by the counterparties. The counterparties are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers and periodically throughout each year while actively trading. As of December 31, 2017, no cash collateral was posted or held.

The table below presents gross amounts of recognized assets and liabilities, the amounts offset in the consolidated balance sheets and the net amounts of assets and liabilities presented as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, there were no amounts subject to enforceable master netting arrangements or similar agreements that have not been offset in the consolidated balance sheets.

	December 31, 2017		December 31, 2016
(In millions)	Asset	Liability	Asset	Liability
Metal	$—	$—	$—	$(0.4)
Natural gas	—	—	0.6	—
Total	—	—	0.6	(0.4)
Effect of counterparty netting arrangements	—	—	—	—
Net derivative assets (liabilities) as classified in the consolidated balance sheets	$—	$—	$0.6	$(0.4)

The following table presents details of the fair value of Real Alloy’s derivative financial instruments as of December 31, 2017 and 2016, as recorded in the consolidated balance sheets:

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

The Warrants include customary terms that provide for certain adjustments of the exercise price and the number of shares of common stock to be issued upon the exercise of the Warrants in the event of stock splits, stock dividends, pro rata distributions and certain other fundamental transactions. Additionally, the Warrants are subject to pricing protection provisions. During the term of the Warrants, the pricing protection provisions provide that certain issuances of new shares of common stock at prices below the current exercise price of the Warrants automatically reduce the exercise price of the Warrants to the lowest per share purchase price of common stock issued. In February 2015, the Company issued shares of common stock in the Rights Offering at $5.64 per share, which is the exercise price of the 1,448,333 Warrants that remained outstanding as of December 31, 2017.

In April 2016, 20,000 Warrants were exercised on a cashless basis, resulting in the issuance of 7,552 shares of common stock; in May 2015, 15,000 Warrants were exercised, including 7,500 on a cashless basis, resulting in the issuance of 9,360 shares of common stock and gross proceeds of $0.1 million; and in September 2015, 16,667 Warrants were exercised on a cashless basis, resulting in the issuance of 6,969 shares of common stock. Upon exercise, the fair value of the Warrants exercised are reclassified to additional paid-in capital.

The common stock warrant liability is considered a derivative liability as a result of the anti-dilution and pricing protection provisions of the Warrants. The 2016 estimated fair value of the common stock warrant liability was based on a Monte Carlo simulation that utilized various assumptions, including estimated volatility of 47.1% volatility and an expected term of 3.4 years as of December 31, 2016, along with a 60% equity raise probability at a 15% discount to the 10-Day VWAP assumption in the periods following December 31, 2016. As a result of the Chapter 11 Cases, we adjusted our equity raise assumption to 0% as of December 31, 2017. Without the need to model the estimated effect of future equity raises, management is able to estimate the fair value of the common stock warrant liability using a Black-Scholes option model.

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

The common stock warrant liability is the only asset or liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The following table presents changes in the fair value of the common stock warrant liability during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Balance, beginning of period	$4.4	$6.9	$5.6
Warrants exercised	—	(0.1)	(0.2)
Change in fair value of common stock warrant liability	(4.4)	(2.4)	1.5
Balance, end of period	$—	$4.4	$6.9

Fair values

Derivative contracts are recorded at fair value using quoted market prices and significant other observable inputs. The following tables set forth financial assets and liabilities and their level in the fair value hierarchy that are accounted for at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value	Estimated Fair Value as of December 31,
(In millions)	Hierarchy	2017	2016
Derivative assets	Level 2	$—	$0.6
Derivative liabilities	Level 2	—	(0.4)
Net derivative assets		$—	$0.2
Common stock warrant liability	Level 3	$—	$(4.4)

Both realized and unrealized gains and losses on derivative financial instruments are included within losses on derivative financial instruments in the consolidated statements of operations. The following table presents losses on derivative financial instruments during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Realized losses:
Metal	$1.8	$0.6	$2.9
Natural gas	0.1	0.6	0.5
Total realized losses	1.9	1.2	3.4
Unrealized losses (gains):
Metal	(0.4)	0.3	—
Natural gas	0.6	(1.3)	0.8
Total unrealized losses (gains)	0.2	(1.0)	0.8
Losses on derivative financial instruments, net	$2.1	$0.2	$4.2

From time to time, we are required to measure other assets and liabilities at estimated fair value, typically from the application of specific accounting guidance under GAAP and are referred to as nonrecurring fair value measurements. These adjustments to fair value generally result from the application of lower of cost or market accounting or impairment charges of individual assets. The following table presents the Company’s assets measured at estimated fair value on a nonrecurring basis as of December 31, 2017 based on the fair value hierarchy:

		December 31,
(In millions)	Hierarchy	2017	2016
Goodwill - RANA	Level 3	$—	$33.6
Property, plant and equipment - RANA	Level 3	141.9	195.0
Identifiable intangible assets - RANA	Level 3	—	12.5
Identifiable intangible assets - Cosmedicine	Level 3	—	—
Inventories - Cosmedicine (Prepaid expenses, supplies and other current assets)	Level 3	—	0.1

The following table summarizes losses on assets recorded at fair value on a nonrecurring basis for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(In millions)	2017	2016
Goodwill impairment - RANA	$33.6	$61.8
Property, plant and equipment - RANA	40.5	—
Identifiable intangible assets impairment - RANA	10.1	—
Identifiable intangible assets impairment - Cosmedicine	—	0.1
Inventories impairment - Cosmedicine	0.1	0.7

Other Financial Instruments

The following tables present the fair value hierarchy, carrying values and fair value estimates of other financial instruments as of December 31, 2017 and 2016:

		December 31, 2017
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$24.9	$24.9
Restricted cash and restricted cash equivalents	Level 1	7.9	7.9
Financing receivable	Level 2	16.5	16.5
Loans receivable, net (other noncurrent assets)	Level 3	0.7	0.7
Liabilities
RA DIP Financing:
RA DIP ABL Facility	Level 2	$66.7	$67.9
New Money DIP Term Notes	Level 2	37.2	40.0
Liabilities subject to compromise:
Senior Secured Notes	Level 1	135.0	98.9
Roll Up DIP Term Notes	Level 1	170.0	124.5
Redeemable Preferred Stock	Level 3	$28.5	$13.1

		December 31, 2016
(In millions)	Fair Value Hierarchy	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$27.2	$27.2
Restricted cash and restricted cash equivalents	Level 1	5.5	5.5
Financing receivable	Level 2	28.4	28.4
Loans receivable, net (other noncurrent assets)	Level 3	0.8	0.8
Liabilities
Long-term debt:
Senior Secured Notes	Level 1	$294.9	$307.5
Revolving Credit Facilities	Level 2	55.5	57.0
Term loan	Level 2	1.5	1.5
Redeemable Preferred Stock	Level 3	$24.9	$26.8

We used the following methods and assumptions to estimate the fair value of each financial instrument as of December 31, 2017 and 2016:

Cash, cash equivalents, restricted cash and restricted cash equivalents

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

RA DIP Financing

The RA DIP ABL Facility and New Money DIP Term Notes are senior-secured super-priority financing arrangements with market characteristics, including interest rates and maturity dates generally consistent with market terms.

Long-term debt or Liabilities subject to compromise – Senior Secured Notes and Roll Up DIP Term Notes

The estimated fair values of the Senior Secured Notes and Roll Up DIP Term Notes are based on observable market prices.

Long-term debt – Revolving Credit Facilities and term loan

The estimated fair values of the Revolving Credit Facilities and the term loan is based on market characteristics, including interest rates and maturity dates generally consistent with market terms.

Redeemable Preferred Stock

Due to the bankruptcy, the Redeemable Preferred Stock is carried at its liquidation preference as of December 31, 2017. The 2017 estimated fair value of the Redeemable Preferred Stock is based on the estimated fair value of the consideration the holder will receive in the RI Plan for its interest in the Redeemable Preferred Stock.

In 2016, the carrying value of Redeemable Preferred Stock is based on the estimated fair value of the instrument at issuance, calculated using a discounted cash flow analysis using the Hull & White model, with an original term of sixty-six months, assuming either the holder will put or the issuer will call at the redemption date. The cash dividend yield and the Redeemable Preferred Stock, including the payment-in-kind Redeemable Preferred Stock, were discounted at the spot rate plus a 17.5% credit spread adjustment to a zero coupon yield curve, which was being accreted to redemption value over the period preceding the holder’s right to mandatorily redeem the instrument, or sixty-six months from issuance, using the effective interest method. An increase in the discount rate would result in a decrease in the estimated fair value of the Redeemable Preferred Stock, while a decrease in the discount rate would result in an increase in the estimated fair value of the Redeemable Preferred Stock. The 2016 estimated fair value of the Redeemable Preferred Stock was determined using a discounted cash flow using a 15% credit spread and a 44 month redemption period, assuming that the Redeemable Preferred Stock would be redeemed by either the Company or the holder on the redemption date.

The Company’s Level 3 assets and liabilities are determined using valuation techniques that incorporate unobservable inputs that require significant judgment or estimation. The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements as of December 31, 2017 and 2016:

	December 31, 2017
(In millions)	Estimated Fair Value	Valuation Technique	Unobservable Input	Input Value
Common stock warrant liability	$—	Black-Scholes	Volatility	107.6%
			Expected term	2.4 years
			Equity raise probability	—%
			Issue price discount to fair value	—%
Redeemable Preferred Stock	$13.1	RI Plan	Percentage ownership exchange	31%
			Percentage ownership of the RI Plan sponsor	49%

	December 31, 2016
(In millions)	Estimated Fair Value	Valuation Technique	Unobservable Input	Input Value
Common stock warrant liability	$4.4	Monte Carlo Simulation	Volatility	47.1%
			Expected term	3.4 years
			Equity raise probability	60%
			Issue price discount to fair value	25%
Redeemable Preferred Stock	$26.8	Discounted cash flow	Credit spread	15%
			Redemption period	44 months

Significant unobservable inputs used in the fair value measurement of the common stock warrant liability include volatility, expected term, the probability of an equity raise, and the offering price discount to fair value, presuming the equity raise is a rights offering. The estimated fair values were determined using a Black-Scholes option model in 2017 and a Monte Carlo simulation in 2016. Management determined that the results from using a Black-Scholes option model versus the results of using a Monte Carlo simulation with a 0% equity raise assumption would yield the same estimated fair value. Significant decreases in volatility, expected term or the equity raise probability would result in a decrease in the estimated fair value of the common stock warrant liability, while significant increases in volatility, expected term or the equity raise probability would result in an increase in the estimated fair value of the common stock warrant liability. The primary drivers in the estimated fair value of the common stock warrant liability is the measurement date common stock price and the equity raise assumption.

Significant unobservable inputs used in the fair value measurement of the Redeemable Preferred Stock include the estimated credit spread and redemption period. The Company used these unobservable inputs in a discounted cash flow analysis using the Hull & White model to estimate the fair values presented for 2016. Decreases in the redemption period and credit spread would result in an increase in the estimated fair value of the Redeemable Preferred Stock, while increases in the redemption period and credit spread would result in a decrease in the estimated fair value of the Redeemable Preferred Stock. The estimated fair value of the Redeemable Preferred Stock as of December 31, 2017 was determined based on the terms of the current RI Plan as proposed. A material change in the proposed terms of the RI Plan or the failure to have the RI Plan confirmed by the Bankruptcy Court or effectuate the confirmed RI Plan could result in a decrease in the estimated fair value of the Redeemable Preferred Stock.

NOTE 19—SEGMENT AND GEOGRAPHIC INFORMATION

Segment information is prepared on the same basis that our chief operating decision-maker (“CODM”), who is our chief executive officer, manages the segments, evaluates financial results, and makes key operating decisions, and for which discrete financial information is available. As of December 31, 2017, the Company had two reportable segments; Real Alloy North America (“RANA”) and Real Alloy Europe (“RAEU”), each of which is also an operating segment.

Measurement of segment income or loss and segment assets and liabilities

The accounting policies of the reportable segments are the same as those described in Note 4—Presentation, Summary of Significant Accounting Policies and Recent Accounting Standards Updates. Our measure of profitability for our reportable segments is earnings before interest, taxes, depreciation and amortization and excludes certain other items (“Segment Adjusted EBITDA”). Certain of the Company’s assets and liabilities have not been allocated to our reportable segments, including corporate cash, the common stock warrant liability, deferred income taxes, and long-term debt, none of which our CODM uses to evaluate the performance of our reportable segments. Additionally, certain of the Company’s corporate administrative expenses are not allocated to the reportable segments.

Reportable segment information

The following tables show segment revenues and Segment Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 and a reconciliation of Segment Adjusted EBITDA to net loss (2015 figures reflect ten months of operations from the acquisition date).

	Year Ended December 31, 2017
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$887.1	$459.3	$—	$1,346.4
Segment Adjusted EBITDA	$33.2	$26.4		$59.6

	Year Ended December 31, 2016
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$821.0	$428.6	$0.1	$1,249.7
Segment Adjusted EBITDA	$44.0	$23.9		$67.9

	Year Ended December 31, 2015
(In millions)	RANA	RAEU	Corporate and Other	Total
Revenues	$711.4	$434.2	$—	$1,145.6
Segment Adjusted EBITDA	$49.0	$21.3		$70.3

The following table provides a reconciliation of Segment Adjusted EBITDA to net loss for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Segment Adjusted EBITDA	$59.6	$67.9	$70.3
Unrealized gains (losses) on derivative financial instruments	(0.2)	1.0	(0.8)
Segment depreciation and amortization	(45.1)	(48.5)	(32.5)
Amortization of inventories and supplies purchase accounting adjustments	—	(1.1)	(9.2)
Corporate and Other selling, general and administrative expenses	(10.3)	(15.5)	(13.9)
Goodwill impairment	(33.6)	(61.8)	—
Identifiable intangible asset impairment	(10.1)	(0.1)	—
Property, plant and equipment impairment	(40.5)	—	—
Other, net	(4.3)	(6.6)	(3.7)
Operating profit (loss)	(84.5)	(64.7)	10.2
Interest expense, net	(41.7)	(37.3)	(34.9)
Change in fair value of common stock warrant liability	4.4	2.4	(1.5)
Acquisition-related costs and expenses	—	(1.0)	(14.8)
Foreign exchange gains (losses) on intercompany loans	2.4	(2.4)	(1.3)
Earnings (loss) from equity method investment	2.9	(1.1)	—
Reorganization items, net	(11.7)	—	—
Other nonoperating expense (income), net	(0.4)	0.3	1.5
Income tax benefit	7.8	0.6	9.1
Earnings (loss) from discontinued operations, net of income taxes	—	0.6	24.9
Net loss	$(120.8)	$(102.6)	$(6.8)

The following tables present summarized balance sheet information for each of our reportable segments and a reconciliation to consolidated assets and liabilities as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In millions)	RANA	RAEU	RANA	RAEU
Segment Assets
Current assets:
Cash and cash equivalents	$14.4	$8.5	$11.5	$5.7
Trade accounts receivable, net	105.3	17.2	76.2	12.2
Financing receivable	—	16.5	—	28.4
Inventories	71.5	35.8	79.3	38.9
Prepaid expenses, supplies and other current assets	23.6	7.8	13.7	6.4
Total current assets	214.8	85.8	180.7	91.6
Property, plant and equipment, net	141.9	105.5	195.0	94.2
Equity method investment	7.9	—	5.0	—
Identifiable intangible assets, net	—	—	12.5	—
Goodwill	—	9.8	33.6	8.6
Other noncurrent assets	8.8	3.3	5.0	3.5
Total segment assets	$373.4	$204.4	$431.8	$197.9
Segment Liabilities
Current liabilities:
Trade payables	$60.3	$36.1	$73.8	$41.8
Accrued liabilities	15.1	12.2	30.0	13.4
Total current liabilities	75.4	48.3	103.8	55.2
Accrued pension benefits	—	46.9	—	42.0
Environmental liabilities	10.4	—	11.6	—
Other noncurrent liabilities	5.6	1.9	4.5	1.8
Segment liabilities not subject to compromise	91.4	97.1	119.9	99.0
Segment liabilities subject to compromise	337.6	—	—	—
Total segment liabilities	$429.0	$97.1	$119.9	$99.0

	December 31,
(In millions)	2017	2016
Assets:
Real Alloy North America	$373.4	$431.8
Real Alloy Europe	204.4	197.9
Cash and cash equivalents - Corporate and Other	2.0	9.9
Deferred income taxes, net	9.0	—
Other unallocated assets	3.3	5.9
Total consolidated assets	$592.1	$645.5
Liabilities:
Real Alloy North America	$429.0	$119.9
Real Alloy Europe	97.1	99.0
RA DIP Financing, net	103.9	—
Long-term debt, net	8.0	356.5
Common stock warrant liability	—	4.4
Deferred income taxes, net	2.7	2.5
Other unallocated liabilities	3.8	3.8
Total consolidated liabilities	$644.5	$586.1

Geographic Information

The following tables provide information about our consolidated revenues, based on customer location, for the years ended December 31, 2017, 2016 and 2015, and consolidated long-lived tangible assets, net of accumulated depreciation, as of December 31, 2017 and 2016:

	Year Ended December 31,
(In millions)	2017	2016	2015
United States	$701.0	$640.4	$545.2
International:
Europe	459.3	427.6	434.2
Canada and Mexico	186.1	181.7	166.2
Total international	645.4	609.3	600.4
Total revenues	$1,346.4	$1,249.7	$1,145.6

	December 31,
(In millions)	2017	2016
United States	$112.7	$164.5
International:
Europe	105.5	94.2
Canada and Mexico	29.3	30.5
Total international	134.8	124.7
Total long-lived tangible assets	$247.5	$289.2

During the years ended December 31, 2017 and 2016 capital expenditures were $12.2 million and $17.8 million, respectively, for RANA and $11.6 million and $13.0 million, respectively, for RAEU.

NOTE 20—DISCONTINUED OPERATIONS

As of December 31, 2017 and 2016, the components of the Company designated as discontinued operations had assets and liabilities that rounded to zero, and for the year ended December 31, 2017 reported a loss, net of income taxes that rounded to zero.

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

Repurchase reserve

Through the first quarter of 2015, SGGH maintained a repurchase reserve that represented estimated losses from repurchase claims, both known and unknown, based on claimed breaches of certain representations and warranties provided by one of Fremont’s subsidiaries, Fremont Investment & Loan (“FIL”) to counterparties that purchased residential real estate loans, predominantly from 2002 through 2007. Management estimated the likely range of the loan repurchase liability based on a number of factors, including, but not limited to, the timing of such claims relative to the loan origination date, the quality of the documentation supporting such claims, the number and involvement of cross-defendants, if any, related to such claims, and a time and expense estimate if a claim were to result in litigation. The estimate was based on then-currently available information and was subject to known and unknown uncertainties using multiple assumptions requiring significant judgment.

In June 2015, the New York State Court of Appeals affirmed the decision of the New York State Supreme Court, Appellate Division in ACE Securities Corp v. DB Structured Products, Inc. (the “ACE Securities Case”), whereby the New York state six-year statute of limitations on loan repurchase demands begins to run as of the closing date on which the representations were made, which, in the ACE Securities Case, was the date of the mortgage loan purchase agreements. Based on the final decision in the ACE Securities Case, management has reassessed its exposure to losses from repurchase demands and believes no repurchase reserve is appropriate as of December 31, 2017 and 2016.

The following table presents the operating results, for the years ended December 31, 2017, 2016 and 2015, for the components of the Company designated as discontinued operations as of December 31, 2017:

	Year Ended December 31,
(In millions)	2017	2016	2015
Revenues	$—	$—	$0.7
Cost of sales	—	—	0.4
Gross profit	—	—	0.3
Selling, general and administrative expenses	0.2	0.3	0.5
Other operating expense	—	—	—
Operating loss	(0.2)	(0.3)	(0.2)
Nonoperating income, net	0.2	1.2	44.7
Earnings before income taxes	—	0.9	44.5
Income tax expense	—	0.3	19.6
Earnings (loss) from discontinued operations, net of income taxes	$—	$0.6	$24.9

Nonoperating income for the year ended December 31, 2017 is primarily related to residual interest distributions on Fremont securitizations, for year ended December 31, 2016 is primarily related to the $0.7 million reduction of the repurchase reserve and residual interest distributions, and for the year ended December 31, 2015 is primarily related to the $39.7 million gain on sale of NABCO, the $4.8 million reduction of the repurchase reserve and residual interest distributions.

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash paid for interest:
Continuing operations	$32.8	$31.5	$16.7
Discontinued operations	—	—	—
Cash paid for income taxes:
Continuing operations	$3.0	$3.8	$4.3
Discontinued operations	—	—	—
Cash paid for reorganization items:
Continuing operations	$0.8	$—	$—
Discontinued operations	—	—	—

The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents as of December 31, 2017, 2016 and 2015:

	December 31,
(In millions)	2017	2016	2015
Cash and cash equivalents—continuing operations	$24.9	$27.2	$35.7
Cash and cash equivalents—discontinued operations	—	—	0.1
Restricted cash and restricted cash equivalents—prepaid expenses, supplies and other current assets	0.7	1.0	3.9
Restricted cash and restricted cash equivalents—other noncurrent assets	7.2	4.5	3.6
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$32.8	$32.7	$43.3

Restricted cash and restricted cash equivalents included in prepaid expenses, supplies and other current assets as of December 31, 2017 and 2016 represents cash supporting a letter of credit associated with the current portion of severance payments due to a former executive and in 2015, cash held in escrow related to the sale of NABCO. Restricted cash and restricted cash equivalents included in other noncurrent assets as of December 31, 2017, 2016 and 2015 generally represent amounts set aside for the remediation of future asset retirement obligations and the noncurrent portion of severance payments.

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

	Unaudited 2017 Information for the Three Months Ended
(In millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Revenues	$337.1	$350.2	$332.8	$326.3
Cost of sales	323.7	332.1	320.5	311.0
Gross profit	13.4	18.1	12.3	15.3
Operating costs	17.0	14.3	47.1	65.2
Operating profit (loss)	$(3.6)	$3.8	$(34.8)	$(49.9)
Net loss attributable to Real Industry, Inc.	$(11.4)	$(6.5)	$(40.8)	$(63.0)
Net loss available to common stockholders	$(12.2)	$(7.3)	$(41.6)	$(66.6)
Earnings per share—basic and diluted	$(0.43)	$(0.25)	$(1.43)	$(2.29)

In the quarter ended September 30, 2017, we recognized $33.6 million of goodwill impairment and in the quarter ended December 31, 2017, we recognized $10.1 million and $40.5 million of identifiable intangible asset and property, plant and equipment impairment, respectively, $11.7 million of reorganization items, net and an $8.9 million tax benefit related to the Tax Act.

	Unaudited 2016 Information for the Three Months Ended
(In millions, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Revenues	$309.4	$320.9	$314.9	$304.5
Cost of sales	292.8	298.6	298.3	293.3
Gross profit	16.6	22.3	16.6	11.2
Operating costs	18.7	14.2	20.1	78.4
Operating profit (loss)	$(2.1)	$8.1	$(3.5)	$(67.2)
Net loss attributable to Real Industry, Inc.	$(10.1)	$(1.5)	$(10.9)	$(80.4)
Net loss available to common stockholders	$(10.8)	$(2.2)	$(11.7)	$(81.2)
Earnings per share—basic and diluted	$(0.38)	$(0.07)	$(0.40)	$(2.84)

In the quarter ended December 31, 2016, we recognized $61.8 million of goodwill impairment. During the quarter ended March 31, 2016, the Company identified an error in the depreciation expense reported in the December 31, 2015 consolidated financial statements, which resulted in the overstatement of property, plant and equipment, net, by $3.8 million, and the overstatement of deferred income taxes (liability) by $1.1 million as of December 31, 2015; and the overstatement of net earnings by $2.7 million for the year ended December 31, 2015. The error occurred in the quarter ended December 31, 2015, and was corrected during the quarter ended March 31, 2016. As a result of the correction, cost of sales; gross profit; SG&A expenses; operating loss; loss from continuing operations; and net loss are each impacted by the correction, with $3.7 million of the adjustment classified in cost of sales and $0.1 million in SG&A expenses presented in the results of operations during the year ended December 31, 2016. Management has concluded that the error reflected in the December 31, 2015 consolidated financial statements was not material and that the error correction in 2016 is not material to the full year results of operations.

NOTE 23—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Real Alloy’s operations are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes, and employee health and safety. These laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. Given the changing nature of environmental legal requirements, we may be required, from time to time, to take environmental control measures at some of our facilities to meet future requirements. Real Alloy is under regulatory consent orders or directives to install environmental control measures by agencies in three states.

The following table provides a summary of changes in accrued environmental liabilities for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(In millions)	2017	2016	2015
Balance, beginning of period	$15.6	$16.0	$—
Environmental liabilities assumed in business combination	—	—	15.3
Revisions and liabilities incurred	(2.1)	0.1	1.0
Payments	—	(0.4)	—
Currency translation adjustments and other charges	0.2	(0.1)	(0.3)
Balance, end of period	13.7	15.6	16.0
Less amount classified as accrued liabilities	(3.3)	(4.0)	(4.3)
Environmental liabilities	$10.4	$11.6	$11.7

These amounts are in addition to asset retirement obligations discussed in Note 11—Asset Retirement Obligations, and represent the most probable costs of remedial actions. Management estimates that costs related to identified remedial actions will be paid out, primarily, over the next ten years.

Leases

The Company leases various types of property and equipment, primarily office space and equipment used in manufacturing and office equipment. Rent expense during the years ended December 31, 2017, 2016 and 2015 was $5.7 million, $4.3 million and $3.1 million, respectively. The following table provides a summary of future minimum lease payments required under operating leases as of December 31, 2017, which have initial or remaining noncancellable terms in excess of one year, which may also contain renewal options, and scheduled capital lease payments:

	Future Minimum Lease Payments
(In millions)	Operating Leases	Capital Leases
2018	$3.8	$3.7
2019	3.2	3.1
2020	2.6	1.0
2021	2.3	0.2
2022	1.4	0.1
Thereafter	4.8	—
	$18.1	$8.1

Capital lease obligations are classified as long-term debt in the consolidated balance sheets. See Note 10—Debt and Redeemable Preferred Stock for additional information about capital leases.

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

	Year Ended December 31,
(In millions)	2018	2019	2020	2021	2022	Total
Purchase obligations	$2.7	$2.1	$1.0	$0.6	$—	$6.4

Amounts purchased under long-term purchase obligations during the year ended December 31, 2017 approximated amounts projected for 2018.

Employees

As of December 31, 2017, approximately 22% of our U.S. employees and substantially all of our non-U.S. employees are covered under collective bargaining agreements.

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

RMBS Defense, Indemnity and Contribution Matters. In connection with residential mortgage-backed securities offerings (“RMBS Offerings”) involving loans originated by a subsidiary of Fremont, Fremont Investment & Loans (“FIL”), either or both of FIL and its subsidiary entered into loan purchase agreements, underwriting agreements and indemnification and contribution agreements, which contained or incorporated various representations and warranties relating to the loans. Investment banks involved in these RMBS Offerings have been sued in a number of actions concerning their activities related to subprime mortgages (“RMBS Actions”), where SGGH or its former businesses is not a named defendant. SGGH has received demands for defense, indemnity and contribution from defendants in various RMBS Actions. SGGH has rejected each of these demands on several grounds. There is no assurance that SGGH or its former businesses will not be named as defendants in additional RMBS Actions, be sued to enforce claimed rights to defense, indemnity and contribution, or receive additional demands for defense, indemnity and contribution. It is SGGH’s intention to vigorously defend any such claims, but SGGH cannot presently predict whether such claims will be pursued or what the outcome would be.

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

Bankruptcy Proceedings. See Note 3—Liquidity and Bankruptcy Proceedings and Note 24—Debtor-in-Possession Financial Information for additional information about the Bankruptcy Proceedings.

NOTE 24—DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

On November 17, 2017, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. Real Alloy’s Germany, United Kingdom, Norway, Canada and Mexico operations and its Goodyear, Arizona joint venture are not included in these filings. The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Liabilities subject to compromise

As a result of the filing of the Chapter 11 Cases, prepetition liabilities that are not fully secured, including claims that become known after the petition was filed and that have at least a possibility of not being repaid at the full claim amount by the RI Plan, or incident to the Section 363 Sale and Real Alloy’s treatment of claims by its creditors, as the case may be, are classified as liabilities subject to compromise in our consolidated balance sheets. Prepetition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may not be repaid at the full claim amount. If there is uncertainty about whether a secured claim is under-secured, or would be impaired, the entire amount of the claim is included in liabilities subject to compromise. The amounts currently classified as liabilities subject to compromise represent the Debtor’s current estimate of claims expected to be allowed in the Chapter 11 Cases. We will continue to evaluate these liabilities during the pendency of the Chapter 11 Cases and they may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, or other events. Such adjustments may be material.

The Senior Secured Notes and Roll Up DIP Term Notes will be affected by the Section 363 Sale, which was approved by the Bankruptcy Court on March 29, 2018, as the collateral securing the instruments is being sold. As such, the outstanding balance and related accrued prepetition interest have been classified as liabilities subject to compromise as of December 31, 2017. Prepetition unamortized original issue discount and debt issuance costs were recognized in reorganization items, net.

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed upon filing for Chapter 11 protection. Although payment of prepetition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the payment of certain prepetition obligations related to human capital, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals. As a result of this approval, the Company continues to pay certain prepetition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the consolidated balance sheets as of December 31, 2017. These payments are intended to preserve the value of the Debtors’ businesses and assets. With respect to prepetition claims, the Debtors notified all known claimants of the deadline to file a proof of claim with the Court. Differences between amount of claims scheduled by the Debtors and the amount of claims filed by creditors may be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete and will likely continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known.

The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. The following table reflects prepetition liabilities that are subject to compromise included in our consolidated balance sheets as of December 31, 2017. See Note 10—Debt and Redeemable Preferred Stock for a further information about our debt instruments and related balances subject to compromise.

	Debtor-in-Possession
(In millions)	Real Industry	Real Alloy	Total
Senior Secured Notes	$—	$135.0	$135.0
Roll Up DIP Term Notes	—	170.0	170.0
Trade accounts payable	0.1	16.6	16.7
Accrued interest on Senior Secured Notes and Roll Up DIP Term Notes	—	14.0	14.0
Accrued dividends on Redeemable Preferred Stock	1.8	—	1.8
Other accrued liabilities	1.2	2.0	3.2
Liabilities subject to compromise	$3.1	$337.6	$340.7

Reorganization items, net

Transactions and events directly associated with the reorganization are distinguished from the ongoing operations of the business, which are classified as reorganization items, net in the consolidated statements of operations for the year ended December 31, 2017. The following table summarizes reorganization items, net:

	Debtor-in-Possession
(In millions)	Real Industry	Real Alloy	Total
Professional fees	$0.2	$1.3	$1.5
Legal fees	1.6	2.6	4.2
Write-off of unamortized debt issuance costs on the Senior Secured Notes	—	6.0	6.0
Reorganization items, net	$1.8	$9.9	$11.7

Condensed Combined Financial Information

The tables below present condensed combined financial information of the Debtors. Intercompany transactions among the Debtors have been eliminated in the financial information contained herein, while intercompany transactions among the Debtors and the Non-Debtor entities have not been eliminated. The following table presents the condensed combined balance sheet of the Debtors as of December 31, 2017:

(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$7.6
Trade accounts receivable, net	83.9
Inventories	54.0
Prepaid expenses, supplies and other current assets	24.4
Total current assets	169.9
Property, plant and equipment, net	109.7
Equity method investment	7.9
Deferred income taxes, net	8.9
Investment in subsidiaries	60.8
Intercompany receivable	92.3
Other noncurrent assets	7.8
TOTAL ASSETS	$457.3
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade payables	$48.4
Accrued liabilities	13.2
RA DIP Financing, net	103.9
Long-term debt due within one year, net	2.0
Total current liabilities	167.5
Environmental liabilities	4.7
Long-term debt, net	2.3
Other noncurrent liabilities	5.4
Liabilities not subject to compromise	179.9
Liabilities subject to compromise	340.7
TOTAL LIABILITIES	520.6
Redeemable Preferred Stock	28.5
Stockholders' deficit:
Paid in capital and accumulated deficit	(80.6)
Accumulated other comprehensive loss	(11.2)
TOTAL STOCKHOLDERS' DEFICIT	(91.8)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$457.3

The following table presents the condensed combined statement of operations of the Debtors for the period from the Petition Date to December 31, 2017:

(In millions)
Revenues	$71.3
Cost of sales	66.9
Gross profit	4.4
Selling, general and administrative expenses	2.6
Amortization of intangibles	0.3
Identifiable intangible asset impairment	10.1
Property, plant and equipment impairment	40.5
Operating loss	(49.1)
Nonoperating expense (income):
Interest expense, net	5.6
Foreign exchange gains on intercompany loans	(2.4)
Reorganization items, net	11.7
Other, net	2.0
Total nonoperating expense, net	16.9
Loss before income taxes	(66.0)
Income tax benefit	(11.9)
Net loss	$(54.1)

The following table presents the condensed combined statement of cash flows of the Debtors for the period from the Petition Date to December 31, 2017:

(In millions)
Cash flows from operating activities:
Net loss	$(54.1)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3.3
Deferred income taxes	(9.1)
Share-based compensation expense	0.2
Amortization of debt issuance costs	1.3
Unrealized foreign exchange gains on intercompany loans	(2.4)
Identifiable intangible asset impairment	10.1
Property, plant and equipment impairment	40.5
Noncash reorganization items, net	6.0
Other	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14.2)
Inventories	3.8
Prepaid expenses, supplies and other current assets	(5.8)
Other noncurrent assets	1.2
Trade payables	11.8
Accrued liabilities	(9.7)
Other noncurrent liabilities	13.8
Net cash used in operating activities	(3.4)
Cash flows from investing activities:
Change in intercompany receivables, net	(0.5)
Distributions from subsidiaries	0.2
Purchases of property and equipment	(0.3)
Other	(0.1)
Net cash used in investing activities	(0.7)
Cash flows from financing activities:
Repayments on capital leases and the Revolving Credit Facilities	(94.5)
Proceeds from the issuance of the RA DIP Financing, net of debt issuance costs	103.2
Repayments on RA DIP ABL Facility	(0.1)
Other	2.4
Net cash provided by financing activities	11.0
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	6.9
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8.1
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$15.0

NOTE 25—SUBSEQUENT EVENTS

Real Industry Bankruptcy

As further described in Note 3—Liquidity and Bankruptcy Proceedings,  On January 24, 2018, with Bankruptcy Court approval, the Company entered into the $5.5 million RELY DIP Facility, of which the $4.0 million was available for immediate borrowing and an additional $1.5 million became available to be borrowed on January 31, 2018. The RELY DIP Facility bears interest at an annual rate of 11%, and matures on the earliest of, among other things, November 17, 2018, the effective date of a Chapter 11 plan of reorganization that has been confirmed by the Bankruptcy Court, or acceleration and termination of the RELY DIP Facility due to an event of default under the RELY DIP Credit Agreement or Bankruptcy Court order for the RELY DIP Facility. An additional 2% interest applies upon and during the continuation of an event of default. The RELY DIP Facility is secured by the assets of Real Industry and its subsidiaries, SGGH and Cosmedicine, but excludes any assets of the Real Alloy Debtors. Real Industry has drawn the entire amount of such facility as of the date of the filing of this Annual Report.

The terms of the RELY DIP Credit Agreement provide for the RELY DIP Lenders to sponsor a plan of reorganization for Real Industry. They further contemplate the RELY DIP Lenders’ entry into definitive equity purchase agreements pursuant to which the RELY DIP Lenders, or their affiliates, will purchase up to 49% of the Company’s common stock at emergence from the RI Chapter 11 Case for $17.5 million, inclusive of the repayment of the RELY DIP Facility. In the event that the Company terminates the Equity Commitment without the RELY DIP Lenders’ consent, the Company will owe $0.3 million and 4.9% of the Company’s outstanding stock as a break-up fee.

Under the RI Plan as proposed, at effectiveness of such RI Plan,

•	the Plan Sponsor will purchase 49% of the issued and outstanding common stock of Reorganized RELY for $17.5 million, net of repayment of the RELY DIP Facility plus interest;
•

the holder of the Company’s Redeemable Preferred Stock will receive a $2.0 million cash payment plus 31% of the newly issued equity in Reorganized RELY, in exchange for full settlement of its $28.5 million liquidation preference and $1.8 million of accrued dividends (as of December 31, 2017);

•

the Company’s existing common stockholders will receive their pro rata share of 20% of the newly issued common equity in Reorganized RELY, assuming the Company’s stockholders vote to accept the RI Plan as a class; and

•

in the event the common stockholders do not vote to approve the RI Plan as a class, then the common stockholders will receive 16% of the newly issued equity in Reorganized RELY, and the holder of the Redeemable Preferred Stock will be issued 35% of the newly issued equity in Reorganized RELY, in addition to the aforementioned $2.0 million cash payment.

On March 29, 2018, the Bankruptcy Court approved the RI Disclosure Statement and authorized Real Industry to begin solicitation of the RI Plan in advance of a voting deadline of April 25, 2018. While there can be no assurance that we will receive the necessary approvals of holders of claims or interests under the RI Plan, approval or the necessary confirmation of the Bankruptcy Court, or that once confirmed, that we will successfully execute the RI Plan, we anticipate that the RI Plan will be confirmed and effective in 2018.

Real Alloy Bankruptcy

As more fully described in Note 3—Liquidity and Bankruptcy Proceedings, following December 31, 2017, Real Alloy received final confirmation of the Bankruptcy Court in respect of the RA DIP Financing Facility, including the New Money DIP Term Notes, Roll Up DIP Term Notes and RA DIP ABL Facility; the Section 363 Sale and bidding/auction procedures; and approval of a stalking horse bid from a group of its existing noteholders providing the RA DIP Financing Facility.

On February 2, 2018, Real Alloy received the Credit Bid Proposal from certain holders of Real Alloy’s Senior Secured Notes. On March 7, 2018, this noteholder group, the Real Alloy Debtors and the UCC agreed upon a form of Asset Purchase Agreement in respect of such Credit Bid Proposal, as well as reached an agreement whereby the Asset Purchase Agreement provides for the assumption by the buyers of up to $18.6 million of priority and unsecured claims against the Real Alloy Debtors’ estates; the receipt by the holders of claims for as much as 100% recovery against the Real Alloy Debtors for claims entitled to priority under section 503(b)(9) of the Bankruptcy Code in exchange for terms including negotiated credit limits, volume, and pricing; the potential recovery by vendors of the Real Alloy Debtors holding general unsecured claims against the Real Alloy Debtors, depending upon credit and other commercial terms offered; and no recovery to Real Industry (or its equity holders).

On March 27, 2018, the Real Alloy Debtors and noteholder purchasers of the Real Alloy business (through an entity named RA Acquisition Purchaser LLC) executed the final Asset Purchase Agreement, providing for purchase consideration of $364 million plus the assumption of various liabilities associated with the Real Alloy business in the United States and Real Alloy operations and facilities in Europe. The Real Alloy Debtors filed the executed Asset Purchase Agreement with the Bankruptcy Court on the same date. On March 29, 2018, the Bankruptcy Court approved the Asset Purchase Agreement and the Section 363 Sale. While there can be no assurance that the conditions to closing and third party approvals (including antitrust requirements in the United States and Mexico) will be satisfied or received, as the case may be, and thus that transaction will be effected, we anticipate that the closing of this transaction will occur by the end of April 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2018
REAL INDUSTRY, INC.

April 5, 2018	/s/ Michael J. Hobey
Michael J. Hobey
President, Interim Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael J. Hobey	President, Interim Chief Executive Officer and
Michael J. Hobey	Chief Financial Officer	April 5, 2018

/s/ Peter C.B. Bynoe
Peter C.B. Bynoe	Director	April 5, 2018

/s/ William Hall
William Hall	Director and Chairman of the Board	April 5, 2018

/s/ Patrick E. Lamb
Patrick E. Lamb	Director	April 5, 2018

/s/ Joseph McIntosh
Joseph McIntosh	Director	April 5, 2018